Form 10-K
period 2015-12-31
Monster Beverage Corp
filed 2016-02-29
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 001-18761

MONSTER BEVERAGE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	47-1809393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 Monster Way

Corona, California 92879

(Address of principal executive offices)   (Zip Code)

Registrant’s telephone number, including area code:  (951) 739 - 6200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $.005 par value per share	Nasdaq Global Select Market

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)     Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $24,970,779,420 computed by reference to the closing sale price for such stock on the NASDAQ Global Select Market on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock, $0.005 par value per share (being the only class of common stock of the registrant), outstanding on February 4, 2016 was 202,919,837 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Commission pursuant to Regulation 14A in connection with the registrant’s 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2015.

MONSTER BEVERAGE CORPORATION

FORM 10-K

PART I

ITEM 1.                                        BUSINESS

As a result of the TCCC Transaction (as defined and described below), Monster Beverage 1990 Corporation (formerly Monster Beverage Corporation) (“Old Monster”) effected a holding company reorganization on June 12, 2015, pursuant to which it became a wholly owned subsidiary of New Laser Corporation, which then changed its name to “Monster Beverage Corporation”. When this report uses the words “the Company” “we”, “us”, and “our”, these words refer to Monster Beverage Corporation and its subsidiaries, unless the context otherwise requires. We are a holding company and conduct no operating business except through our consolidated subsidiaries.

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

In the Holding Company Reorganization, each Old Monster common share, par value $0.005 per share, outstanding immediately prior to consummation of the Holding Company Reorganization (other than any Old Monster common shares owned by Old Monster immediately prior to the closing of the TCCC Transaction, which were cancelled) was converted automatically into the right to receive one Company common share, par value $0.005 per share. In addition, upon consummation of the Holding Company Reorganization:

·               each unexercised and unexpired stock option then outstanding under any equity compensation plan of Old Monster, whether or not then exercisable, ceased to represent a right to acquire Old Monster common shares and was converted automatically into a right to acquire the same number of Company common shares, on the same terms and conditions as were applicable under such Old Monster stock option; and

·                 each share of restricted stock and each restricted stock unit of Old Monster granted under all outstanding equity compensation plans ceased to represent or relate to Old Monster common shares and was converted automatically to represent or relate to Company common shares, on the same terms and conditions as were applicable to such Old Monster restricted stock and restricted stock units (including the vesting or other lapse restrictions (without acceleration thereof by virtue of the Holding Company Reorganization and the TCCC Transaction)).

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

Immediately after the effective time of the Holding Company Reorganization, (1) the Company issued to TCCC 34,040,534 newly issued Company common shares representing approximately 16.7% of the total number of outstanding Company common shares (after giving effect to such issuance) (the “New Issuance”) and TCCC appointed two individuals to the Company’s Board of Directors, (2) TCCC transferred all of its rights in and to TCCC’s worldwide energy drink business (“KO Energy”) including NOS®, Full Throttle®, Burn®, Mother®, Play®, Power Play®, Relentless®, Nalu® and other brands (the “Strategic Brands”) to the Company, (3) Old Monster transferred all of its rights in and to its non-energy drink business (“Monster Non-Energy”) to TCCC, (4) the Company and TCCC amended the distribution coordination agreements previously existing between them to govern the transition of third parties’ rights to distribute the Company’s energy products in most territories in the U.S. to members of TCCC’s distribution network, which consists of owned or controlled bottlers/distributors and independent bottlers/distributors, and (5) TCCC and one of its subsidiaries made an aggregate net cash payment to the Company of $2.15 billion, $125.0 million of which is currently held in escrow, subject to release upon the achievement of milestones relating to the transition of distribution rights to TCCC’s distribution network.

On the one-year anniversary of the closing of the TCCC Transaction, the then-remaining escrow amount, less an amount sufficient to cover any unresolved claims, will be released to TCCC. Any amount described above that becomes payable following the one-year anniversary will be paid directly from TCCC to the Company. As of February 29, 2016, distribution rights in the U.S. representing approximately 89% of the target case sales have been transitioned to TCCC’s distribution network.  As a result, $125 million is currently held in escrow. The Company expects to transition sufficient additional distribution rights to release all remaining amounts held in escrow. Therefore, the Company believes that achievement of the milestones is probable.

In accordance with ASC No. 420 “Exit or Disposal Cost Obligations”, the Company expenses distributor termination costs in the period in which the written notification of termination occurs.  As a result, the Company incurred termination amounts of $224.0 million for the year ended December 31, 2015 related to the distribution rights transferred to TCCC’s distribution network. Such termination amounts have been expensed in full and are included in operating expenses for the year ended December 31, 2015. In addition, the Company recognized as income $39.8 million in the first quarter of 2015, related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors who were sent notices of termination during the first quarter of 2015.

Reportable Segments

In the second quarter of 2015, as a result of the acquisitions and divestitures in connection with the TCCC Transaction, the Company revised its reportable segments to reflect management’s current view of the business and to align its external financial reporting with its new operating and internal financial reporting model. Historical segment information has been revised to reflect the effect of this change.

We have three operating and reportable segments, (i) Finished Products, which is comprised of our Monster Energy® drink products (previously comprising the majority of the former Direct Store Delivery segment) (“Finished Products”), (ii) Concentrate, the principal products of which include the supply of concentrates for the Strategic Brands energy drinks acquired from TCCC (“Concentrate”) and (iii) Other, the principal products of which include the brands disposed of as a result of the TCCC Transaction (previously comprising the majority of the former Warehouse segment and the Peace Tea® brand) (“Other”). Corporate and unallocated amounts that do not relate to a reportable segment specifically, have been allocated to “Corporate and Unallocated.” Our Finished Products segment represented 92.5%, 93.9% and 93.2% of our consolidated net sales for the years ended December 31, 2015, 2014 and 2013, respectively. Our Concentrate segment represented 5.3% of our consolidated net sales for the year ended December 31, 2015 (effectively from June 12, 2015). Our Other segment represented 2.2%, 6.1% and 6.8% of our consolidated net sales for the years ended December 31, 2015 (effectively through June 12, 2015), 2014 and 2013, respectively.

Our Finished Products segment generates net operating revenues by selling ready-to-drink packaged energy drinks to full service beverage distributors, retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, health food distributors, food service customers and the military.

Our Concentrate segment generates net operating revenues by selling “concentrates” and/or “beverage bases” to authorized bottling and canning operations. Such bottlers generally combine the concentrates and/or beverage bases with sweeteners and water, which are then filled in authorized containers bearing the Company’s respective trademarks and sold to customers directly (or in some cases through wholesalers or other bottlers).

Generally, the Finished Products segment generates higher per case net operating revenues, but lower per case gross profit margins than the Concentrate segment.

For financial information about our reporting segments and geographic areas, refer to Note 18 of Notes to the Consolidated Financial Statements set forth in “Part II, Item 8 – Financial Statements and Supplementary Data” of this report, incorporated herein by reference.  For certain risks with respect to our energy drinks see “Part I, Item 1A – Risk Factors” below.

Overview

We develop, market, sell and distribute energy drink beverages and/or concentrates for energy drink beverages, primarily under the following brand names:

· Monster Energy®	· Nalu®
· Monster Rehab®	· NOS®
· Monster Energy Extra Strength Nitrous Technology®	· Full Throttle®
· Java Monster®	· Burn®
· Muscle Monster®	· Mother®
· Mega Monster Energy®	· Ultra®
· Punch Monster®	· Play® and Power Play®
· Juice Monster®	· Gladiator®
· M3®	· Relentless®
· Übermonster®	· Samurai®
· BU®	· BPM®

Our Monster Energy® brand energy drinks, which represented 92.5%, 93.9% and 93.2% of our net sales for the years ended December 31, 2015, 2014 and 2013, respectively, primarily include the following:

· Monster Energy®	· Java Monster® Kona Blend
· Lo-Carb Monster Energy®	· Java Monster® Loca Moca®
· Monster Assault®	· Java Monster® Mean Bean®
· Juice Monster® Khaos®	· Java Monster® Vanilla Light
· Juice Monster® Ripper®	· Java Monster® Irish Blend®
· Juice Monster® Pipeline Punch™	· Java Monster® Cappuccino
· Monster Energy® Absolutely Zero	· Mega Monster Energy®
· Monster Energy® Import · Punch Monster® Baller’s Blend® (formerly Dub Edition)	· Monster Energy Extra Strength Nitrous Technology® Super Dry™
· Punch Monster® Mad Dog (formerly Dub Edition) · Monster Rehab® Tea + Lemonade + Energy	· Monster Energy Extra Strength Nitrous Technology® Anti-Gravity®
· Monster Rehab® Raspberry Tea + Energy (formerly Rojo)	· M3® Monster Energy® Super Concentrate
· Monster Rehab® Green Tea + Energy	· Monster Energy® Zero Ultra
· Monster Rehab® Tea + Orangeade + Energy	· Monster Energy® Ultra Blue™
· Monster Rehab® Tea + Pink Lemonade + Energy	· Monster Energy® Ultra Red™
· Monster Rehab® Peach Tea + Energy	· Monster Energy® Ultra Black™
· Muscle Monster® Vanilla	· Monster Energy® Ultra Sunrise®
· Muscle Monster® Chocolate	· Monster Energy® Ultra Citron™
· Muscle Monster® Strawberry	· Monster Energy® Unleaded®
· Muscle Monster® Banana	· Übermonster® Energy Brew™
· Monster Ghost™ M-100™	· Monster Energy® Valentino Rossi
· Monster Phantom™ M-100™

Industry Overview

The “alternative” beverage category combines non-carbonated ready-to-drink iced teas, lemonades, juice cocktails, single-serve juices and fruit beverages, ready-to-drink dairy and coffee drinks, energy drinks, sports drinks, and single-serve still water (flavored, unflavored and enhanced) with “new age” beverages, including sodas that are considered natural, sparkling juices and flavored sparkling beverages. According to Beverage Marketing Corporation, domestic U.S. wholesale sales in 2015 for the “alternative” beverage category of the market are estimated at approximately $42.5 billion, representing an increase of approximately 9.6% over the estimated domestic U.S. wholesale sales in 2014 of approximately $38.8 billion.

Corporate History

In the 1930s, Hubert Hansen and his sons started a business to sell fresh non-pasteurized juices in Los Angeles, California. This business eventually became Hansen’s Juices, Inc., which subsequently became known as The Fresh Juice Company of California, Inc. (“FJC”).  FJC retained the right to market and sell fresh non-pasteurized juices under the Hansen’s® trademark. In 1977, Tim Hansen, one of the grandsons of Hubert Hansen, perceived a demand for shelf stable pasteurized natural juices and juice blends and formed Hansen Foods, Inc. (“HFI”). HFI expanded its product line from juices to include Hansen’s Natural Soda® brand sodas. In 1990, California Co-Packers Corporation (d/b/a Hansen Beverage Company) (“CCC”) acquired certain assets of HFI, including the right to market the Hansen’s® brand name. In 1992, we acquired the Hansen’s® brand natural soda and apple juice business from CCC. Under our ownership, the Hansen’s® beverage business significantly expanded to include a wide range of beverages within the growing “alternative” beverage category including, in particular, energy drinks. In 1999, we acquired all of FJC’s rights to manufacture, sell and distribute fresh non-pasteurized juice products under the Hansen’s® trademark together with certain additional rights. In 2012, we changed our name from Hansen Natural Corporation to Monster Beverage Corporation. In 2015, as part of the TCCC Transaction, we acquired the Strategic Brands from TCCC and disposed of our non-energy drink business.

2015 Product Introductions

During 2015, we continued to expand our existing energy drink portfolio and further develop our distribution markets. During 2015, we introduced the following Monster Energy® brand energy drink products, in addition to the Strategic Brands acquired as part of the TCCC Transaction:

·                       Monster Energy® Ultra Citron™, a carbonated energy drink which contains zero calories and zero sugar (January 2015).

·                       Monster Rehab® Peach Tea + Energy (January 2015).

·                       Juice Monster® Pipeline Punch™ (July 2015).

·                       Muscle Monster® Banana (July 2015).

·                       Monster Ghost™ M-100™, an exclusive limited time listing with a convenience customer (July 2015).

·                       Monster Phantom™ M-100™, an exclusive limited time listing with certain convenience customers (July 2015).

·                       Monster Rehab® Raspberry Tea + Energy (August 2015).

In the normal course of business we discontinue certain products and/or product lines. Those products or product lines discontinued in 2015 (other than those disposed of as part of the TCCC Transaction), either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Products – Finished Products Segment

Monster Energy® Brand Energy Drinks:

Monster Energy® Drinks - a line of carbonated energy drinks. Our Monster Energy® drinks contain vitamins, minerals, nutrients, herbs and other dietary ingredients (collectively, “dietary ingredients”) and are marketed through our full service distributor network. We offer the following energy drinks under the Monster Energy® drink product line: Monster Energy®, Lo-Carb Monster Energy®, Monster Assault®, Juice Monster® Khaos®, Juice Monster® Ripper®, Juice Monster® Pipeline Punch™, Monster Energy® Absolutely Zero, Monster Energy® Import, Punch Monster® Baller’s Blend®, Punch Monster® Mad Dog, Monster Ghost™ M-100™, Monster Phantom™ M-100™, Mega Monster Energy®, M3® Monster Energy® Super Concentrate energy drinks, Übermonster® Energy Brew™, Monster Energy® Zero Ultra, Monster Energy® Ultra Blue™, Monster Energy® Ultra Red™, Monster Energy® Ultra Black™, Monster Energy® Ultra Sunrise®, Monster Energy® Ultra Citron™, Monster Energy® Unleaded® and Monster Energy® Valentino Rossi.

Java Monster® Coffee + Energy Drinks - a line of non-carbonated dairy based coffee + energy drinks. We offer the following coffee + energy drinks under the Java Monster® product line: Java Monster® Kona Blend, Java Monster® Loca Moca®, Java Monster® Mean Bean®, Java Monster® Vanilla Light, Java Monster® Irish Blend® and Java Monster® Cappuccino.

Muscle Monster® Energy Shakes – a line of non-carbonated energy shakes containing 25-grams of protein. We offer the following energy shakes under the Muscle Monster® Energy Shake product line: Vanilla, Chocolate, Strawberry and Banana.

Monster Energy Extra Strength Nitrous Technology® Energy Drinks - a line of carbonated energy drinks containing nitrous oxide. We offer the following energy drinks under the Monster Energy Extra Strength Nitrous Technology® product line: Super Dry™ and Anti Gravity®.

Monster Rehab® Tea + Energy Drinks - a line of non-carbonated energy drinks with electrolytes. We offer the following tea + energy drinks under the Monster Rehab® drink line: Monster Rehab® Tea + Lemonade + Energy, Monster Rehab® Raspberry Tea + Energy, Monster Rehab® Green Tea + Energy, Monster Rehab® Tea + Orangeade + Energy, Monster Rehab® Tea + Pink Lemonade + Energy and Monster Rehab Peach® Tea + Energy.

Products – Concentrate Segment

Strategic Brands Energy Drinks:

BU® - a line of carbonated energy drinks.  We offer the following energy drinks under the BU® product line: Original.

Burn® - a line of carbonated energy drinks. We offer the following energy drinks under the Burn® product line: Original, Zero, Berry, Lemon and Blue Refresh.

BPM® - a line of carbonated energy drinks.  We offer the following energy drinks under the BPM® product line: Focus and Hydrate.

Full Throttle® - a line of carbonated energy drinks.  We offer the following energy drinks under the Full Throttle® product line: Citrus, Agave and Berry.

Gladiator® - a line of carbonated energy drinks.  We offer the following energy drinks under the Gladiator® product line: Original.

Mother® - a line of carbonated energy drinks. We offer the following energy drinks under the Mother® product line: Original, Sugar Free, Frosty Berry, Green Storm, Surge Orange and Revive.

Nalu® - a line of carbonated energy drinks. We offer the following energy drinks under the Nalu®  product line: Original and Exotic.

NOS® - a line of carbonated energy drinks. We offer the following energy drinks under the NOS® product line: Original, Original Zero, Charged Citrus, Charged Citrus Zero, Grape and Loaded Cherry.

Play® and Power Play® - a line of carbonated energy drinks. We offer the following energy drinks under the Play® and Power Play® product line: Original, Light, Dare and Forge.

Relentless® - a line of carbonated energy drinks.  We offer the following energy drinks under the Relentless® product line: Origin, Origin Ultra, Apple Kiwi, Lemon Ice and Cherry.

Samurai® - a line of carbonated energy drinks.  We offer the following energy drinks under the Samurai® product line: Strawberry and Fruity.

Ultra® - a line of carbonated energy drinks.  We offer the following energy drinks under the Ultra® product line: Original and Orange.

Products – Other Segment (sales through June 12, 2015)

As part of the TCCC Transaction, we transferred all of our rights in and to the following products to TCCC with the exception of Hansen’s® and Blue Sky® energy drinks, which were discontinued.

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

Blue Sky® Products - Blue Sky® products contain no preservatives, artificial sweeteners or caffeine (other than our Blue Sky® energy drinks) and are made with natural flavors.

Hansen’s® Energy Drinks - Hansen’s® Energy Drinks competed in the “functional” beverage category, namely, beverages that provide a benefit in addition to simply delivering refreshment.

Hansen’s® Juice Products - The juice product line contains 100% juice and 120% of the United States Recommended Daily Allowances for vitamin C.

Hansen’s® Aseptic Juices – The line of aseptically packed boxed juice products, includes our dual-branded multi-vitamin 100% juice line, which is sold in conjunction with Costco Wholesale Corporation.

Hubert’s® Lemonades - Hubert’s® Lemonade is a line of premium ready-to-drink lemonades available in a variety of flavors. Hubert’s® Lemonade is sweetened with cane sugar and stevia leaf extract and contains no preservatives, artificial sweeteners, artificial flavors or caffeine.

Other Products

We continue to evaluate and, where considered appropriate, introduce additional flavors and types of beverages to complement our existing product lines. We may also evaluate, and where considered appropriate, introduce additional types of consumer products we consider are complementary to our existing products and/or to which our brand names are able to add value. Under the terms of the TCCC Transaction, we have agreed, subject to certain exceptions, not to compete with TCCC in non-alcoholic ready-to-drink beverages, other than the energy drink category.

We also develop and supply, on a limited exclusive basis, selected beverages in different formats to a limited number of customers, with the objective of solidifying and/or enhancing our relationship with those customers.

Products – Packaging

We package our products in a variety of different package types and sizes including, but not limited to, aluminum cans, aluminum Cap Cans, sleek aluminum cans, aluminum cans with resealable ends and glass bottles. In addition to these packages, our bottlers package certain of our Strategic Brands in polyethylene terephthalate (PET) plastic bottles.

Manufacture and Distribution

We do not directly manufacture our products, but instead outsource the manufacturing process to third party bottlers and contract packers.

For our Finished Products segment, we purchase concentrates, sweeteners, juices, flavors, dietary ingredients, cans, bottles, caps, labels, trays, boxes and other ingredients for our beverage products from our suppliers, which are delivered to our various third party bottlers and co-packers. In some cases, certain common supplies may be purchased by our various third party bottlers and co-packers. Depending on the product, the third party bottlers or packers add filtered water and/or other ingredients (including dietary ingredients) for the manufacture and packaging of the finished products into our approved containers in accordance with our formulas. Depending on the beverage, the bottler/packer may also add carbonation to the products as part of the production process.

For our Concentrate segment, we purchase concentrates and/or beverage bases which are then sold to certain of our various third party bottlers/distributors. The third party bottlers/distributors are responsible for the manufacture and packaging of the finished products including the procurement of all other required ingredients and packaging materials.

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

In some instances subject to agreement, certain equipment may be purchased by us and installed at the facilities of our co-packers to enable them to produce certain of our products. In general, such equipment remains our property and is returned to us upon termination of the packing arrangements with such co-packers, unless we are reimbursed by the co-packer via a per-case credit over a pre-determined number of cases that are produced at the facilities concerned.

For our Finished Products segment, we are generally responsible for arranging for the purchase and delivery to our third party bottlers and co-packers of the containers in which our beverage products are packaged.

We pack certain of our products in a number of locations both domestically and internationally, to enable us to produce products closer to the markets where they are sold, with the objective of reducing freight costs as well as transportation-related product damages. As distribution volumes increase in both our domestic and international markets, we will continue to source additional packing arrangements closer to such markets to further reduce freight costs. Our ability to estimate demand for our products is imprecise, particularly with new products, and may be less precise during periods of rapid growth, particularly in new markets. If we materially underestimate demand for our products and/or are unable to secure sufficient ingredients or raw materials including, but not limited to aluminum cans, aluminum Cap Cans, sleek aluminum cans, aluminum cans with resealable ends, PET plastic bottles, glass, labels, flavors, juice concentrates, dietary ingredients, other ingredients and certain sweeteners, and/or procure adequate packing arrangements and/or obtain adequate or timely shipment of our products, we might not be able to satisfy demand on a short-term basis. (See “Part I, Item 1A – Risk Factors”).

Our production arrangements are generally of short duration or are terminable upon our request. For certain of our products, including our Monster Energy® brand energy drinks, our Java Monster® product line, our Muscle Monster® product line, our Punch Monster® product line and certain of our other products, there are limited co-packing facilities in our domestic and international markets with adequate capacity and/or suitable equipment to package our products. We believe a short disruption or delay in production would not significantly affect our revenues; however, as alternative co-packing facilities in our domestic and international markets with adequate long-term capacity may not be available for such products, either at commercially reasonable rates and/or within a reasonably short time period, if at all, a lengthy disruption or delay in production of any of such products could significantly affect our revenues.

We continue to actively seek alternative and/or additional co-packing facilities around the world (including in Africa, Asia, Australia, Canada, Central America, China, Europe, India, Mexico, the Middle East, South America and the United States) with adequate capacity and capability for the production of our various products to minimize transportation costs and transportation-related damages as well as to mitigate the risk of a disruption in production and/or importation.

Distribution Agreements

During 2015, we continued to expand distribution of our products in both our domestic and international markets, due in part to the TCCC Transaction, and our products are now sold in approximately 156 countries and territories around the world.

Monster Energy® Distribution Agreements

We have entered into agreements with various distributors providing for the distribution of our products during initial terms of up to twenty years, which may be renewed thereafter for additional terms ranging from one to five years.  Such agreements remain in effect for their then current term as long as our products are being distributed, but are subject to specified termination rights held by each party, which may include by way of example, and depending on the form of agreement, termination upon: mutual agreement; material breach of the agreement by, or an insolvency of, either party; deadlock; change of control; changes in legal or regulatory conditions; and termination of certain related agreements.  Additionally, we are entitled to terminate certain of such agreements at any time without cause upon payment of a termination fee, including the distribution agreements with select Anheuser-Busch distributors (the “AB Distributors”) and certain distribution agreements with TCCC bottlers that were entered into prior to 2015.

Certain of our material distribution agreements for our Monster Energy® brand energy drinks, as amended from time to time, are described below:

(a)                   Amended and Restated Distribution Coordination Agreement with TCCC, pursuant to which we have designated, and in the future may designate, subject to TCCC’s approval, territories in Canada and the United States in which bottlers from TCCC’s network of wholly or partially-owned and independent bottlers, including Coca-Cola Refreshments USA, Inc. (“CCR”), Coca-Cola Bottling Company (“CCBC”), CCBCC Operations, LLC (“Consolidated”), United Bottling Contracts Company, LLC (“United”), and other TCCC independent bottlers (collectively, the “TCCC North American Bottlers”) will distribute and sell, or continue to distribute and sell, our Monster Energy® brand energy drinks.  In connection with the TCCC Transaction, the parties entered into the Amended TCCC North American Coordination Agreement in order to, among other things, change the procedure under which the TCCC North American Bottlers are appointed in specified territories.

(b)                Amended and Restated Distribution Agreement with CCR, pursuant to which CCR distributes, directly and through certain sub-distributors, our Monster Energy® brand energy drinks in a large portion of the United States.

(c)                   Amended and Restated International Distribution Coordination Agreement (the “Amended TCCC International Coordination Agreement”) with TCCC, pursuant to which we have designated, and in the future may designate, countries in which we wish to appoint TCCC distributors to distribute and sell our Monster Energy® brand energy drinks, subject to TCCC’s approval. In connection with the TCCC Transaction, the parties entered into the Amended TCCC International Coordination Agreement in order to, among other things, change the procedure under which the TCCC distributors are appointed in specified territories.

(d)                  Monster Energy International Distribution Agreement and Monster Energy Belgium Distribution Agreement with Coca-Cola Enterprises, Inc. (“CCE”), pursuant to which CCE was appointed to distribute directly, and through certain sub-distributors, our Monster Energy® brand energy drinks in Belgium, France, Great Britain, Luxembourg, Monaco, the Netherlands, Norway and Sweden.

(e)               CCE, Coca-Cola Iberian Partners, the bottler operating primarily in Spain and Portugal, and Coca-Cola Erfrischungsgetranke AG, the bottler operating in Germany, have agreed to merge their business interests to form a newly created entity, Coca-Cola European Partners (CCEP). Once this combination is effected, a significant portion of our European distribution will be controlled by CCEP.

(f)                   Additionally, we have entered into distribution agreements for certain of our Monster Energy products with various TCCC network bottlers, both in the United States and internationally.

Strategic Brands Distribution Agreements

On June 12, 2015, in connection with the closing of the TCCC Transaction, TCCC transferred to the Company all of its rights in and to TCCC’s worldwide energy drink business including: NOS® and Full Throttle® (the “U.S. Strategic Brands”); and Burn®, Mother®, Play®, Power Play®, Relentless®, Nalu® and other brands (the “International Strategic Brands,” and together with the U.S. Strategic Brands, the “Strategic Brands”).

We have entered into distribution coordination agreements with TCCC pursuant to which we have designated, and in the future may designate, subject to TCCC’s approval, territories in which TCCC bottlers will distribute our Strategic Brands energy drinks.

We have entered into agreements with various international bottlers from TCCC’s network of wholly or partially-owned and independent bottlers (the “TCCC International Bottlers”) providing for the distribution and sale of the International Strategic Brands energy drinks during initial terms of up to ten years, which may be renewed thereafter for additional terms ranging from two to ten years.  Such agreements remain in effect for their then current term, but are subject to specified termination rights held by each party, which may include, by way of example, and depending on the form of agreement, termination upon: material breach of the agreement by either party; insolvency or bankruptcy of a TCCC International Bottler; a change of control of the TCCC International Bottler; or changes in legal or regulatory conditions.

We distribute NOS® drinks in the United States through distribution agreements with TCCC North American Bottlers that were assigned to us in connection with the closing of the TCCC Transaction (the “Existing NOS® Agreements”).  The Existing NOS® Agreements provide for the distribution and sale of NOS® drinks in the United States during initial terms of ten years, with automatic renewal for ten year periods, unless terminated in accordance with the terms of the distribution agreement.  These agreements are subject to specified termination rights held by each party, which include, by way of example, termination without cause with the payment of liquidated compensation in certain cases and termination for cause (which includes, among other things, insolvency and breach of the agreement).

We distribute Full Throttle® drinks in the United States through TCCC North American Bottlers pursuant to the existing relationships established by TCCC before the closing of the TCCC Transaction.  We anticipate entering into new distribution agreements with TCCC North American Bottlers that are substantially similar to the Existing NOS® Agreements, but that provide for the distribution of NOS® and Full Throttle drinks, in 2016.

Distribution levels vary by product and geographic location. Gross sales outside the United States accounted for $713.2 million, $657.9 million and $580.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. The distribution rights relating to each territory for which the Company sent notices of termination in February 2015, including certain AB Distributors in the United States described above, have been transitioned to TCCC’s network of owned or controlled bottlers/distributors and independent bottlers/distributors as of the effective date of termination of the current third party’s rights in the applicable territory.

Raw Materials and Suppliers

The principal raw materials used in the manufacturing of our products are aluminum cans, aluminum Cap Cans, sleek aluminum cans, aluminum cans with resealable ends, PET plastic bottles as well as flavors, juice concentrates, sugar, sucralose, milk, cream, protein, dietary ingredients and other packaging materials, the costs of which are subject to fluctuations.

For our Monster Energy® brand energy drinks, we purchase beverage flavors, concentrates, juices, dietary ingredients, cane sugar, sucrose, sucralose and other sweeteners as well as other ingredients from independent suppliers located in the United States and abroad.

For our Strategic Brands energy drinks, we purchase concentrates and/or beverage bases from TCCC in the United States and abroad.

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

Generally, for our Monster Energy® brand energy drinks, flavor suppliers own the proprietary rights to their flavor formulas which they make available to customers for specific use in the production of their customers’ products.  Consequently, we do not have possession of the list of flavor ingredients or flavor formulas used in the production of our products and certain of our blended concentrates (our “Product Flavor Formulas”) and we may be unable to obtain comparable flavors or concentrates from alternative suppliers on short notice. Our flavor suppliers generally do not make flavors used in our products available to third parties. We have also entered into agreements with certain of our flavor suppliers who have agreed, subject to the terms of such agreements, to maintain our Product Flavor Formulas in confidence, not to use our Product Flavor Formulas in the production of other customers’ products and to provide us with access to our Product Flavor Formulas under certain circumstances, such as the bankruptcy of the flavor supplier. As part of the TCCC Transaction, we acquired ownership of the flavor formulas for the Strategic Brands, with limited exceptions. We have identified alternative suppliers for many of the ingredients contained in many of our beverages. However, industry-wide shortages of certain fruits and fruit juices, coffee, tea, dietary ingredients and sweeteners have been, and could from time to time in the future be, encountered, which could interfere with and/or delay production of certain of our products.

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

We have experienced and continue to experience competition from new entrants in the energy drink and energy shot categories. A number of companies who market and distribute iced teas, juice cocktails and enhanced waters in larger volume packages, such as 16- and 20-ounce glass and plastic bottles, including Sobe, Sobe Life Water, Vitamin Water, Snapple, Arizona, Fuse, Ocean Spray, Honest Tea, Gold Peak Tea, Activate and Mountain Dew Kickstart, have added dietary ingredients to their products with a view to marketing their products as “functional” or energy beverages or as having “functional” benefits. We believe that many of those products contain lower levels of dietary ingredients, principally deliver refreshment and are positioned differently from our energy or “functional” drinks.

We are also subject to increasing levels of regulatory issues particularly in relation to the registration and taxation of our products in certain new international markets, which may put us at a competitive disadvantage. (See “Government Regulation” below for additional information).

We compete not only for consumer preference, but also for maximum marketing and sales efforts by multi-brand licensed bottlers, brokers and distributors, many of which have a principal affiliation with competing companies and brands. Our products compete with all liquid refreshments and in many cases with products of much larger and in some cases better financed competitors, including the products of numerous nationally and internationally known producers such as TCCC, PepsiCo, Inc. (“PepsiCo”), The Dr. Pepper Snapple Group, Inc. (the “DPS Group”) and Red Bull Gmbh. We also compete with companies that are smaller or primarily local in operation. Our products also compete with private label brands such as those carried by grocery store chains, convenience store chains and club stores.

Domestically, our energy drinks compete directly with Red Bull, Rockstar, No Fear, Amp, Adrenaline Rush, Venom, Redline, Rip It, Xenergy, 5-Hour Energy Shots, MiO Energy, Stacker 2, VPX Redline Energy Shots, and many other brands. PepsiCo also markets and/or distributes additional products in that market segment such as Pepsi Max, Mountain Dew, Mountain Dew MDX and Mountain Dew Kickstart. Internationally, our energy drinks compete with Red Bull, Rockstar, V-Energy, Lucozade, Adrenaline Rush and numerous local and private label brands that usually differ from country to country, such as Hell, Shock, Tiger, Boost, TNT, Shark, Hot 6, Battery, Bullit, Flash Up, Black, Non-Stop, Bomba, Semtex, Vive 100, Dark Dog, Speed, Guaraná, Sting, M-150, Lipovitan, Bacchus, Volt, Mr. Big and a host of other international brands.

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

We increased expenditures for our sales and marketing programs by approximately 19.0% in 2015 compared to 2014. As of December 31, 2015, we employed 1,659 employees in sales and marketing activities, of which 1,028 were employed on a full-time basis.

Customers

Our customers are primarily full service beverage bottlers/distributors, retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, health food distributors, food service customers and the military. Gross sales to our various customer types for the years ended December 31, 2015, 2014 and 2013 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to the same customer types listed below. We limit our description of our customer types to include only our sales to such full service bottlers/distributors without reference to such distributors’ sales to their own customers.

	2015	2014	2013
U.S. full service bottlers/distributors	65%	62%	63%
Club stores, drug chains & mass merchandisers	9%	9%	9%
International full service bottlers/distributors	23%	23%	23%
Retail grocery, specialty chains and wholesalers	2%	4%	3%
Other	1%	2%	2%

Our customers include the TCCC North American Bottlers, CCE, Coca-Cola Hellenic, Swire Coca-Cola, USA and certain other Coca-Cola independent bottlers, Asahi, Kalil Bottling Group, Wal-Mart, Inc. (including Sam’s Club) Costco and AB Distributors. In February 2015, in accordance with its existing agreements with the applicable AB Distributors, the Company sent notices of termination to the majority of the AB Distributors in the United States for the termination of their respective distribution agreements, to be effective at various dates beginning in March 2015.  The associated distribution rights have been transitioned to TCCC’s network of owned or controlled bottlers/distributors and independent bottlers/distributors as of the effective date of termination of the AB Distributors’ rights in the applicable territories (see Note 9 “Distribution Agreements” in the notes to consolidated financial statements). TCCC, through certain wholly-owned subsidiaries (the “TCCC Subsidiaries”), accounted for approximately 42%, 29% and 29% of our net sales for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Intellectual Property

We presently have more than 6,300 registered trademarks and pending applications in various countries worldwide, and we apply for new trademarks on an ongoing basis. We regard our trademarks, service marks, copyrights, domain names, trade dress, and other intellectual property as very important to our business.  We consider Monster® (registered outside of the United States in certain jurisdictions), Monster Energy®, ®, M Monster Energy®, Monster Rehab®, Java Monster®, Muscle Monster®, Punch Monster®, Juice Monster®, Unleash the Beast®, Monster Energy Extra Strength Nitrous Technology®,  BU®, Nalu®, NOS®, Full Throttle®, Burn®, Mother®, Ultra®, Play® and Power Play®, Gladiator®, Relentless®, Samurai® and BPM® to be our core trademarks.

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

Government Regulation

The production, distribution and sale in the United States of many of our products are subject to various U.S. federal and state regulations, including but not limited to: the Federal Food, Drug and Cosmetic Act (“FD&C Act”); the Occupational Safety and Health Act; various environmental statutes; and a number of other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, marketing, labeling and ingredients of such products. Outside the United States, the production, distribution and sale of many of our products are also subject to numerous statutes and regulations.

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

In January 2013, the U.S. Food and Drug Administration (“FDA”) announced that it would be investigating the safety of caffeine in food products, particularly its effects on children and adolescents. Also in January 2013, we received a letter from Representative Edward J. Markey, Senator Richard J. Durbin and Senator Richard Blumenthal requesting information from us to enable them to better understand a number of issues relating in part to an investigation they said had been launched by the FDA examining energy drinks and potential health risks, particularly for groups of vulnerable individuals, including young people and those with pre-existing cardiac conditions. We provided a response to their letter. The Congressmen issued a report and recommendations in April 2013, most of which we had already implemented. The Congressmen released a follow-up report in January 2015, recommending, inter alia, that the energy drink industry not market to consumers under age 18 and not market their products for hydration, and that the FDA develop and release definitions and guidance for this market sector.  In addition, other organizations, such as the European Food Safety Authority, have also published reports, studies, articles and opinions on caffeine and energy drinks.

Product Labeling and Advertising. We are subject to Proposition 65 in California, a law which requires that a specified warning be provided with respect to any product sold in California that contains in excess of threshold amounts of a substance listed by that state as having been found to cause cancer or reproductive toxicity. In May 2015, bisphenol-A (BPA), a food-grade chemical commonly used in the coating of the interiors of aluminum cans, was added to that list. We anticipate that the warning requirement will be deemed to be effective on May 11, 2016. However, our aluminum can suppliers are testing BPA non-intent coating for commercialization prior to this date. If we are required to add warning labels to any of our products or place warnings in certain other locations where our products are sold, it is difficult to predict whether, or to what extent, such a warning would have an impact on sales of our products in those locations or elsewhere.

In addition, the FDA is considering revising regulations with respect to serving size information and nutrition labeling on food and beverage products, including to require a declaration of added sugars.  If adopted, we may incur significant costs to alter our existing packaging materials to comply with new regulations. Additionally, revised serving size information may impact and/or reduce and/or otherwise affect the purchase and consumption of our products by consumers.

In July 2012, we received a subpoena from the Attorney General for the State of New York in connection with an investigation relating to the advertising, marketing, promotion, ingredients, usage and sale of our Monster Energy® brand energy drinks. We cannot predict the outcome of this inquiry and what effect, if any, it may have on our business, financial condition or results of operations.

In October 2012, we received a written request for information from the City Attorney for the City and County of San Francisco concerning the Company’s advertising and marketing of its Monster Energy® brand energy drinks and specifically concerning the safety of its products for consumption by adolescents. See “Part I, Item 3 – Legal Proceedings” below for additional information.

Other countries, such as Kuwait, Qatar, Saudi Arabia and UAE are also considering labeling requirements, which may require us to amend our labels and warning statements.

Age and Other Restrictions on Energy Drink Products. Proposals to limit or restrict the sale of energy drinks to minors and/or persons below a specified age and/or restrict the venues in which energy drinks can be sold and/or to restrict the use of the Supplemental Nutrition Assistance Program (formerly food stamps) to purchase energy drinks have been raised and/or enacted in certain U.S. states, counties, municipalities and/or in certain foreign countries. For example, Lithuania has enacted legislation prohibiting the sale of energy drinks to persons under the age of 18 and in 2016 legislation will come into force in Latvia restricting advertising of energy drinks, prohibiting sales in educational establishments and prohibiting the sale to persons under the age of 18 of energy drinks containing certain ingredients (such as taurine).

Excise Taxes on Energy Drinks.  Legislation that would impose an excise tax on sweetened beverages has been proposed in Congress, in some state legislatures, including Connecticut, Hawaii, Massachusetts, Nebraska, Oregon, Rhode Island and Texas, and by some local governments, with excise taxes generally ranging between $0.01 and $0.02 per ounce of sweetened beverage.  Berkeley, California, became the first jurisdiction to pass such a measure, by ballot question approved in November 2014. A general tax of $0.01 per ounce on certain sweetened drinks, including energy drinks, became effective in Berkeley on January 1, 2015. The imposition of such taxes on our products would increase the cost of certain of our products or, to the extent levied directly on consumers, make certain of our products less affordable.  Excise taxes on sweetened beverages already are in effect in certain foreign countries where we do business.  For example, Mexico instituted a 25% excise tax on certain energy drinks, to which our products are currently not subject and Mexico has also enacted a $1 MXN tax per liter on sugar-sweetened beverages. In addition, legislation has been proposed that would specifically impose excise taxes on energy drinks. For example, the Ukrainian Parliament is considering a draft law that would impose an excise tax on energy drinks based on the caffeine content and ingredients. Such targeted legislation has been passed in other countries. Hungary has instituted an excise tax to which our products are subject and France approved a tax on beverages containing more than 220 milligrams of caffeine per liter. We adjusted the caffeine levels in certain of our Monster® Energy products that are sold in France to address this regulation.

Limits on Caffeine Content.  Legislation has been proposed to limit the amount of caffeine that may be contained in beverages, including energy drinks. Some jurisdictions where we do business have prescribed limited caffeine content for beverages. On January 1, 2013, regulations took effect in Canada that limit the amount of caffeine contained in any beverage in a single-serving can or bottle to less than 180 milligrams.  We adjusted the caffeine levels in certain of our Monster Energy® products that are sold in Canada to address these regulations, although the majority of our products were unaffected.  Caffeine limit restrictions or restrictions on combining caffeine with other ingredients have also been implemented or proposed in other jurisdictions, including India. Such restrictions could require reformulations of certain of our products. However, we may not be able to satisfactorily reformulate our products in all jurisdictions that adopt similar legislation.

Limitations on Container Size.  We package our products in a variety of different package types and sizes, including for certain of our Monster Energy® brand energy drinks in aluminum cans larger than 16 fluid ounces. Certain jurisdictions, such as the member states of the Gulf Corporation Council as well as Yemen are considering container size limitations on energy drinks which may require us to change the size of our products sold in certain of these countries.

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

Employees

As of December 31, 2015, we employed a total of 2,214 employees of which 1,500 were employed on a full-time basis. Of our 2,214 employees, we employed 555 in administrative and operational capacities and 1,659 persons in sales and marketing capacities.

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

Following the TCCC Transaction, the Company and TCCC have extensive commercial arrangements and, as a result, the Company’s future performance is substantially dependent on the success of its relationship with TCCC.

In connection with the TCCC Transaction, the amended distribution coordination agreements entered into with TCCC provided for the transition of third parties’ rights to distribute the Company’s products in most territories in the U.S. to members of TCCC’s distribution network, which consists of owned or controlled bottlers/distributors and independent bottlers/distributors. On February 9, 2015, in accordance with its existing agreements with the applicable third-party distributors, the Company sent notices of termination to certain affected third-party distributors, including the majority of the AB Distributors in the U.S., providing for the termination of their respective distribution agreements, to be effective at various dates beginning in March 2015. The associated distribution rights were transferred to TCCC’s distribution network in each applicable territory as of the effective date of the termination of the applicable third party’s rights in such territory. In addition, it is expected that TCCC will become our preferred distribution partner globally. As a result, we will be reducing our distributor diversification and will be substantially dependent on TCCC’s international distribution platform.

Also in connection with the TCCC Transaction, TCCC made a substantial equity investment in the Company and has agreed, subject to certain exceptions, not to compete in the energy drink category. While we believe that this will incentivize TCCC to take steps to assure that our products receive the appropriate attention in the TCCC distribution system, there can be no assurance of this as TCCC is a much larger company with many strategic priorities. In addition, TCCC does not control all members of its distribution system, many of which are independent companies that make their own business decisions that may not always align with TCCC’s interests. Moreover, it is also possible that we may fail to recognize the expected benefits of the new distribution arrangements regardless of TCCC’s priorities or the priorities of the members of TCCC’s distribution system. In any such case, our operating results could suffer and the value of the Company’s common shares could be adversely affected.

Following the TCCC Transaction, the Company no longer competes with TCCC in the non-energy drink category.  As a result, we now derive virtually all of our revenues from energy drinks, and competitive pressure in the energy drink category could adversely affect our business and operating results.

Under the terms of the TCCC Transaction, we have agreed, subject to certain exceptions, not to compete with TCCC in the non-energy drink category. As a result, our sole focus is in the energy drink category and our business has become more vulnerable to adverse changes impacting the energy drink category and business, which could adversely impact our business and the trading price of our common stock.

Following the TCCC Transaction, virtually all of our sales are derived from our energy drinks, including in particular our Monster Energy® brand energy drinks. Our Monster Energy® brand energy drinks represented 92.5% of net sales for the year ended December 31, 2015. Any decrease in the sales of our Monster Energy® brand and other energy drinks could significantly adversely affect our future revenues and net income. Historically, we have experienced substantial competition from new entrants in the energy drink category as well as from the energy shot category. Domestically, our energy drinks compete directly with Red Bull, Rockstar, No Fear, Amp, Adrenaline Rush, Venom, Redline, Xenergy, MiO Energy, Rip It, Starbucks Double Shot, Starbucks Double Shot Energy Plus Coffee, Rockstar Roasted, 5-Hour Energy Shots, Stacker 2, VPX Redline Energy Shots and many other brands.  In addition, certain large companies such as PepsiCo market and/or distribute products in that market segment, such as Pepsi Max, Mountain Dew, Mountain Dew MDX and Mountain Dew Kickstart. Internationally, our energy drinks compete with Red Bull, Rockstar, V-Energy, Lucozade, Adrenaline Rush and numerous local and private label brands that usually differ from country to country, such as Hell, Shock, Tiger, Boost, Speed, TNT, Shark, Hot 6, Shark Energy, Battery, Bullit, Flash Up, Black, Non-Stop, Bomba, Semtex, Vive 100, Dark Dog, Speed, Guaraná, Sting, M-150, Lipovitan, Bacchus, Bolt, Mr. Big and a host of other international brands. Our Java Monster® product line competes directly with Starbucks Frappuccino, Starbucks Double Shot, Starbucks Double Shot Energy Plus Coffee and other Starbucks coffee drinks, Rockstar Roasted, Seattle’s Best and illy issimo coffee drinks. Our Muscle Monster® product line competes directly with Muscle Milk, Core Power, ABB Pure Pro and Gatorade Recover Protein Shake. Competitive pressures in the energy drink category could impact our revenues and/or we could experience price erosion and/or lower market share, any of which could have a material adverse effect on our business and results of operations.

Following the TCCC Transaction, in certain markets the Company owns multiple potentially competing brands in the energy drink category.

As a result of the TCCC Transaction, in certain markets we have acquired additional brands in the energy drink category. We may encounter difficulties managing different and potentially competing brands in such shared markets, which could adversely impact our business and the trading price of our common stock.

TCCC is a significant shareholder of the Company and may have interests that are different from the Company’s other shareholders (including current shareholders of the Company).

Immediately following the consummation of the TCCC Transaction, TCCC owned common shares of the Company representing approximately 16.7% of the total number of the Company’s outstanding common shares. TCCC also nominated two directors to the Company’s board of directors. The number of directors that TCCC is entitled to nominate is subject to reduction in certain circumstances.

TCCC’s ownership could also have an effect on the Company’s ability to engage in a change in control transaction. TCCC is obligated for a period of time to vote all of its common shares of the Company in excess of 20% of the outstanding common shares in the same proportion as all common shares not owned by TCCC with respect to a proposal for a change of control. However, if TCCC were to oppose such a change in control transaction, a bidder would be required to secure the support of holders of 62.5% of the Company’s common shares not owned by TCCC (assuming that TCCC increased its ownership from approximately 16.7% to 20% of the Company’s common shares) to achieve a vote of a majority of the Company’s outstanding shares for a change-in-control transaction. In addition, TCCC would have a bidding advantage if the Company’s board of directors were to seek to sell the Company in the future because TCCC would not need to pay a control premium on the shares it owns at such time. TCCC and the Company would also be permitted to terminate TCCC’s distribution coordination agreements with the Company after a change in control of the Company. In such event, TCCC would receive a termination fee if TCCC terminated the distribution coordination agreements following a change in control of the Company involving certain TCCC competitors, or if the Company terminated following a change in control of the Company involving any third party.

The interests of TCCC may be different from or conflict with the interests of the Company’s other shareholders and, as a result, TCCC’s influence may result in the delay or prevention of potential actions or transactions, including a potential change of management or control of the Company, even if such action or transaction may be beneficial to the Company’s other shareholders. Moreover, TCCC’s ownership of a significant amount of the Company’s outstanding common shares could result in downward pressure on the trading price of the Company’s common shares if TCCC were to sell a large portion of its shares or as a result of the perception that such a sale might occur.

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

The production, distribution and sale in the United States of many of our products are also currently subject to various federal and state regulations, including, but not limited to: the FD&C Act, including as amended by the Dietary Supplement Health and Education Act of 1994; the Occupational Safety and Health Act; various environmental statutes; and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling and ingredients of such products. Outside the United States, the production, distribution and sale of many of our products are also subject to numerous statutes and regulations.  If a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be fined, or such products may have to be recalled and/or reformulated and/or have the packaging changed, which could adversely affect our business, financial condition and results of operations.

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

We have been named as a defendant in product liability lawsuits which allege that consumption of our products has been responsible for wrongful deaths and/or injuries. We do not believe that our products are responsible for such wrongful deaths and/or injuries, and intend to vigorously defend each such lawsuit. We believe that each of these lawsuits is without merit and would not have a material adverse effect on our financial position or results of operations in the event any damages were awarded.

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

An unfavorable report on the health effects of caffeine, or criticism or negative publicity regarding the caffeine content and/or any other ingredients in our products or energy drinks generally, could have an adverse effect on our business, financial condition and results of operations.  Articles critical of the caffeine content and/or other ingredients in energy drinks and/or articles indicating certain health risks of energy drinks have been published in recent years. We believe the overall growth of the energy drink market in the U.S. may have been negatively impacted by the ongoing negative publicity and comments that continue to appear in the media questioning the safety of energy drinks, and suggesting limitations on their ingredients (including caffeine) and/or the levels thereof and/or imposing minimum age restrictions for consumers. If reports, studies or articles critical of caffeine and/or energy drinks continue to be published or are published in the future, they could adversely affect the demand for our products.

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

Important factors affecting our ability to compete successfully include the taste and flavor of our products, trade and consumer promotions, rapid and effective development of new, unique cutting edge products, attractive and different packaging, branded product advertising and pricing. Our products compete with all liquid refreshments and in some cases with products of much larger and substantially better financed competitors, including the products of numerous nationally and internationally known producers such as TCCC, PepsiCo, Red Bull Gmbh and the DPS Group. We also compete with companies that are smaller or primarily national or local in operations. Our products also compete with private label brands such as those carried by grocery store chains, convenience store chains, and club stores.

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

The beverage industry is subject to changing consumer preferences and shifts in consumer preferences may adversely affect us. There is increasing awareness of and concern for the health consequences of obesity. This may reduce demand for our non-diet beverages, which could reduce our revenues and adversely affect our results of operations. Recently, concerns have emerged regarding diet sodas and in particular, aspartame, which is contained in certain of our Strategic Brands energy drinks.

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

Our gross sales to customers outside of the United States were approximately 23% of consolidated gross sales for the years ended December 31, 2015, 2014 and 2013, and our growth strategy includes further expanding our international business. If we are unable to continue to expand distribution of our products outside the United States, our growth rate could be adversely affected. In many international markets, we have limited operating experience and in some areas we have no operating experience. It is costly to establish, develop and maintain international operations and develop and promote our brands in international markets. Our percentage gross profit margins in many international markets are expected to be less than the comparable percentage gross profit margins obtained in the U.S. We face and will continue to face substantial risks associated with having foreign operations, including: economic and/or political instability in our international markets; restrictions on or costs relating to the repatriation of foreign profits to the United States, including possible taxes and/or withholding obligations on any repatriations; and tariffs and/or trade restrictions. These risks could have a significant impact on our ability to sell our products on a competitive basis in international markets and could have a material adverse effect on our business, financial condition and results of operations. Also, our operations outside of the United States are subject to risks relating to appropriate compliance with legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, higher product damages, particularly when products are shipped long distances, potentially higher incidence of fraud and/or corruption, credit risk of local customers and distributors and potentially adverse tax consequences.

Global or regional catastrophic events could impact our operations and affect our ability to grow our business.

Because of our increasingly global presence, our business could be affected by unstable political conditions, civil unrest, large-scale terrorist acts, especially those directed against the United States or other major industrialized countries where our products are distributed, the outbreak or escalation of armed hostilities, major natural disasters or widespread outbreaks of infectious diseases. Such events could impact the production and/or distribution of our products.  In addition, such events could disrupt global or regional economic activity, which could affect consumer purchasing power, thereby reducing demand for our products. If we are unable to grow our business internationally as a result of these factors, our growth rate could decline.

Fluctuations in foreign currency exchange rates may adversely affect our operating results.

We are exposed to foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities denominated in currencies other than the U.S. dollar. We may enter into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. We have not used instruments to hedge against all foreign currency risks and are therefore not protected against all foreign currency fluctuations. As a result, our reported earnings may be affected by changes in foreign currency exchange rates. Moreover, any favorable impacts to profit margins or financial results from fluctuations in foreign currency exchange rates are likely to be unsustainable over time.

We rely on bottlers and other contract packers to manufacture our products. If we are unable to maintain good relationships with our bottlers and contract packers and/or their ability to manufacture our products becomes constrained or unavailable to us, our business could suffer.

We do not directly manufacture our products, but instead outsource such manufacturing to bottlers and other contract packers. In the event of a disruption and/or delay, we may be unable to procure alternative packing facilities at commercially reasonable rates and/or within a reasonably short time period. In addition, there are limited alternative packing facilities in our domestic and international markets with adequate capacity and/or suitable equipment for many of our products, including our Monster Energy® brand energy drinks, our Muscle Monster® product line, our Java Monster® product line and certain of our other products. While we believe a short-term disruption or delay in production would not significantly affect our revenue, a lengthy disruption or delay in the production of any of such products could significantly adversely affect our revenues from such products because alternative co-packing facilities in the United States and abroad with adequate long-term capacity may not be available for such products either at commercially reasonable rates, and/or within a reasonably short time period, if at all.

We rely on bottlers and distributors to distribute our products. If we are unable to maintain good relationships with our existing bottlers and distributors and/or secure such bottlers and distributors, our business could suffer.

Many of our bottlers/distributors are affiliated with and manufacture and/or distribute other soda, carbonated and non-carbonated brands and other beverage products (both alcoholic and non-alcoholic). In many cases, such products compete directly with our products.

Unilateral decisions could be taken by our bottlers/distributors, convenience and gas chains, grocery chains, specialty chain stores, club stores and other customers, to discontinue carrying certain or all of our products that they are carrying at any time, which could cause our business to suffer.

The TCCC North American Bottlers, CCE and Coca-Cola Hellenic are our primary domestic and international distributors of our products. As a result, if we are unable to maintain good relationships with the TCCC North American Bottlers and/or CCE and/or Coca-Cola Hellenic, or if the TCCC North American Bottlers and/or CCE and/or Coca-Cola Hellenic do not effectively focus on marketing, promoting, selling and distributing our products, sales of our products could be adversely affected.

TCCC, through the TCCC Subsidiaries, accounted for approximately 42%, 29% and 29% of our net sales for the years ended December 31, 2015, 2014 and 2013, respectively. A decision by CCR, CCBC, CCE, Wal-Mart, Inc. (including Sam’s Club), Coca-Cola Hellenic, or any other large customer to decrease the amount purchased from us or to cease carrying our products could have a material adverse effect on our financial condition and consolidated results of operations.

The marketing efforts of our distributors are important for our success. If our brands prove to be less attractive to our existing bottlers and distributors and/or if we fail to attract additional bottlers and distributors, and/or our bottlers and/or distributors do not market, promote and distribute our products effectively, our business, financial condition and results of operations could be adversely affected.

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

The principal raw materials used by us are aluminum cans, sleek aluminum cans, aluminum Cap Cans, aluminum cans with resealable ends, flavors, juice concentrates, sugar, sucralose, milk, cream, protein, dietary ingredients and other packaging materials; the costs and availability of which are subject to fluctuations. In addition, certain of our co-pack arrangements allow such co-packers to increase their charges based on certain of their own cost increases. We are uncertain whether the prices of any of the above or any other raw materials or ingredients, certain of which have recently risen, will continue to rise or may rise in the future. We are unsure whether we will be able to pass any of such increases on to our customers. We generally do not use hedging agreements or alternative instruments to manage the risks associated with securing sufficient ingredients or raw materials although we do, from time to time, enter into purchase agreements for a significant portion of our annual anticipated requirements for certain raw materials such as aluminum cans, apple juice, sugar and sucralose.

In addition, some of these raw materials, including certain sizes of cans, are available from a limited number of suppliers.

Our failure to accurately estimate demand for our products could adversely affect our business and financial results.

We may not correctly estimate demand for our products.  Our ability to estimate demand for our products is imprecise, particularly with regard to new products, and may be less precise during periods of rapid growth, particularly in new markets. If we materially underestimate demand for our products or are unable to secure sufficient ingredients or raw materials including, but not limited to, aluminum cans, aluminum Cap Cans, sleek aluminum cans, aluminum cans with resealable ends, PET plastic bottles, glass bottles, labels, sucralose, flavors, dietary ingredients, juice concentrates, certain sweeteners, coffee, tea, protein, packaging materials or co-packing arrangements, we might not be able to satisfy demand on a short-term basis. Moreover, industry-wide shortages of certain juice concentrates, dietary ingredients and sweeteners have been and could, from time to time in the future, be experienced. We generally do not use hedging agreements or alternative instruments to manage this risk. Such shortages could interfere with and/or delay production of certain of our products and could have a material adverse effect on our business and financial results.

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

Many of our packaging supply contracts allow our suppliers to alter the costs they charge us for packaging supplies based on changes in the costs of the underlying commodities that are used to produce those packaging supplies, such as aluminum for cans, and pulp and paper for cartons and/or trays. These changes in the prices we pay for our packaging supplies occur at certain predetermined times that vary by product and supplier. In some cases, we are able to fix the prices of certain packaging supplies and/or commodities for a reasonable period. In other cases, we bear the risk of increases in the costs of these packaging supplies, including the underlying costs of the commodities that comprise these packaging supplies. We do not use derivative instruments to manage this risk. If the costs of these packaging supplies increase, we may be unable to pass these costs along to our customers through corresponding adjustments to the prices we charge, which could have a material adverse effect on our results of operations.

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

We may be required from time to time to recall products entirely or from specific co-packers, markets or batches if such products become contaminated, damaged, mislabeled or otherwise materially not compliant with applicable regulatory requirements. Material product recalls could adversely affect our profitability and our brand image. We do not maintain recall insurance.

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

There is concern that a gradual increase in global average temperatures could cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. While warmer weather has historically been associated with increased sales of our products, changing weather patterns could result in decreased agricultural productivity in certain regions, which may limit availability and/or increase the cost of certain key ingredients, juice concentrates and dietary ingredients used in our products. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain including, without limitation, the availability of, and/or result in higher prices for juice concentrates, natural flavors and dietary ingredients or impact demand for our products. In addition, public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs, and may require us to make additional investments in facilities and equipment. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations. Sales of our products may also be influenced to some extent by weather conditions in the markets in which we operate. Weather conditions may influence consumer demand for certain of our beverages, which could have an adverse effect on our results of operations.

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

Our stock price is affected by a number of factors, including stockholder expectations, financial results, the introduction of new products by us and our competitors, general economic and market conditions, estimates and projections by the investment community and public comments by other parties as well as many other factors including litigation, many of which are beyond our control. We do not provide guidance on our future performance, including, but not limited to, our revenues, margins, product mix, operating expenses or net income. We may be unable to achieve analysts’ net revenue and/or earnings forecasts, which are based on their own projected revenues, sales volumes and sales mix of many product types and/or new products, certain of which are more profitable than others, as well as their own estimates of gross margin and operating expenses. There can be no assurance that we will achieve any projected levels or mixes of product sales and/or revenues and/or gross margins and/or operating profits and/or net income. As a result, our stock price is subject to significant volatility and stockholders may not be able to sell our stock at attractive prices. In addition, periods of volatility in the market price of our stock could result in the initiation of securities class action litigation against us. During the fiscal year ended December 31, 2015, our stock price high was $160.50 and our stock price low was $106.77.

Provisions in our organizational documents and control by insiders may prevent changes in control even if such changes would be beneficial to other stockholders.

Our organizational documents may limit changes in control. Furthermore, as of February 4, 2016, Mr. Sacks and Mr. Schlosberg together may be deemed to beneficially own and/or exercise voting control over approximately 10% of our outstanding common stock. Immediately following the consummation of the TCCC Transaction, TCCC owned approximately 16.7% of our common stock. Consequently, Mr. Sacks, Mr. Schlosberg and TCCC could exercise significant control over matters submitted to a vote of our stockholders, including electing directors, amending organizational documents and disapproving extraordinary transactions such as a takeover attempt, even though such actions may be favorable to the other common stockholders.

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

At December 31, 2015, we had $2,175.4 million in cash and cash equivalents, $744.6 million in short-term investments and $15.4 million of long-term investments. We have historically invested these amounts in U.S. Treasury bills, certificates of deposit, commercial paper, government agencies and municipal securities (which may have an auction reset feature), variable rate demand notes and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. These risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

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

We may be required to record a significant charge to earnings in our financial statements during the period in which we determine that our intangible assets have been impaired. Any such charge would adversely impact our results of operations. As of December 31, 2015, our goodwill totaled approximately $1,279.7 million and our intangible assets totaled approximately $428.0 million.

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

We are a party, from time to time, to various litigation claims and legal proceedings, government and regulatory inquiries and/or proceedings, including, but not limited to, intellectual property, fraud, unfair business practices, false advertising, product liability, breach of contract claims, securities actions and shareholder derivative actions. Material legal proceedings are described more fully in “Part I, Item 3 – Legal Proceedings” and in “Part II, Item 8, Note 11” to our consolidated financial statements contained in this Form 10-K.

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

Information technology helps us operate efficiently, interface with customers, maintain financial accuracy and efficiency, and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through security breaches, including cybersecurity attacks. Cybersecurity attacks are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in systems, an inability to process customer orders and/or lost customer orders, unauthorized release of confidential or otherwise protected information and corruption of data. We believe that we have adopted appropriate measures to mitigate potential risks to our technology and our operations from these information technology-related disruptions.  However, given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to operational interruption, damage to our brand image and private data exposure. Moreover, if our data management systems, including our SAP enterprise resource planning system, do not effectively collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies, cybersecurity attack, or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows and the timeliness with which we report our internal and external operating results.

ITEM 1B.                              UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                                        PROPERTIES

Our owned corporate headquarters are located at 1 Monster Way, Corona, California 92879,  and consists of an approximately 141,000 square-foot, free standing, six-story building. As a result of our sustainability efforts, we are seeking ENERGY STAR certification for our corporate headquarters shortly.

During February 2016, we entered into an agreement to acquire approximately 49 acres of land, located in Rialto, CA, for a purchase price of approximately $39 million. The purchase is subject to various conditions precedent that must be satisfied prior to the closing. If we ultimately acquire the land, we intend to build an approximately 1,000,000 square-foot building, which we hope to have LEED certified, to replace our current leased warehouse and distribution space in Corona, CA.

In addition, we lease many smaller office and/or warehouse spaces, both domestically and in certain international locations.

ITEM 3.                                        LEGAL PROCEEDINGS

The Company has been named a defendant in various personal injury lawsuits, claiming that the death or other serious injury of the plaintiffs was caused by consumption of Monster Energy® brand energy drinks. The plaintiffs in these lawsuits allege strict product liability, negligence, fraudulent concealment, breach of implied warranties and wrongful death. The Company believes that each complaint is without merit and plans a vigorous defense. The Company also believes that any damages, if awarded, would not have a material adverse effect on the Company’s financial position or results of operations.

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

(i) The Company Action – On April 29, 2013, the Company and its wholly owned subsidiary, Monster Energy Company, filed a complaint for declaratory and injunctive relief against the San Francisco City Attorney (the “Company Action”) in United States District Court for the Central District of California (the “Central District Court”), styled Monster Beverage Corp., et al. v. Dennis Herrera. The Company sought a declaration from the Central District Court that the San Francisco City Attorney’s investigation and demands are impermissible and preempted, subject to the doctrine of primary jurisdiction, are unconstitutional in that they violate the First and Fourteenth Amendments’ prohibitions against compelled speech, content-based speech and commercial speech, are impermissibly void-for-vagueness, and/or violate the Commerce Clause. On June 3, 2013, the City Attorney filed a motion to dismiss the Company Action, arguing in part that the complaint should be dismissed in light of the San Francisco Action (described below) filed on May 6, 2013. On August 22, 2013, the Central District Court granted in part and denied in part the City Attorney’s motion. On October 17, 2013, the City Attorney filed a renewed motion to dismiss the Company Action and on December 16, 2013, the Central District Court granted the City Attorney’s renewed motion, dismissing the Company Action. The Company filed a Notice of Appeal to the Ninth Circuit on December 18, 2013. The appeal is fully briefed and is set for argument on April 7, 2016.

(ii) The San Francisco Action – On May 6, 2013, the San Francisco City Attorney filed a complaint for declaratory and injunctive relief, civil penalties and restitution for alleged violation of California’s Unfair Competition Law, Business & Professions Code sections 17200, et seq., styled People Of The State Of California ex rel. Dennis Herrera, San Francisco City Attorney v. Monster Beverage Corporation, in San Francisco Superior Court (the “San Francisco Action”). The City Attorney alleges that the Company (1) mislabeled its products as a dietary supplement, in violation of California’s Sherman Food, Drug and Cosmetic Law, California Health & Safety Code sections 109875 et. seq.; (2) is selling an “adulterated” product because caffeine is not generally recognized as safe due to the alleged lack of scientific consensus concerning the safety of the levels of caffeine in the Company’s products; and (3) is engaged in unfair and misleading business practices because its marketing (a) does not disclose the health risks that energy drinks pose for children and teens; (b) fails to warn against and promotes unsafe consumption; (c) implicitly promotes mixing of energy drinks with alcohol or drugs; and (d) is deceptive because it includes unsubstantiated claims about the purported special benefits of its “killer” ingredients and “energy blend.” The City Attorney sought a declaration that the Company has engaged in unfair and unlawful business acts and practices in violation of the Unfair Competition Law; an injunction from performing or proposing to perform any acts in violation of the Unfair Competition Law; restitution; and civil penalties.

After a motion to strike filed by the Company was granted in part, on March 20, 2014, the City Attorney filed an amended complaint, adding allegations supporting the theory for relief as to which the Court had granted the motion to strike. On April 18, 2014, the Company filed a renewed motion to strike, as well as a motion asking the Court to bifurcate and/or stay claims relating to the safety of Monster Energy® brand energy drinks, pending resolution of the ongoing FDA investigation of the safety and labeling of food products to which caffeine is added. On May 22, 2014, the Court denied the Company’s motion to strike and motion to bifurcate and/or stay claims relating to safety.

On September 5, 2014, the City Attorney filed a second amended complaint, adding Monster Energy Company as a defendant. The Company and Monster Energy Company filed answers to the second amended complaint on October 4, 2014 and November 10, 2014, respectively. Discovery is ongoing.

The Court has set the case for a bench trial for April 10-17, 2017.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, or in the amount of any related insurance reimbursements recorded. As of December 31, 2015, the Company’s consolidated balance sheet includes accrued loss contingencies of approximately $2.8 million.

ITEM 4.             Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.             MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

The Company’s common stock began trading in the over-the-counter market on November 8, 1990 and was subsequently quoted on the Nasdaq Capital Market under the symbol “HANS”. On July 5, 2007, the Company’s common stock began trading on the Nasdaq Global Select Market under the same symbol, “HANS”.  On January 5, 2012, stockholders of the Company approved the Company’s name change from Hansen Natural Corporation to Monster Beverage Corporation. In addition, on January 9, 2012, the Company’s common stock began trading under the symbol “MNST”. As of February 4, 2016, there were 202,919,837 shares of the Company’s common stock outstanding held by approximately 236 holders of record. The holders of record do not include those stockholders whose shares are held of record by banks, brokers and other financial institutions.

Stock Price and Dividend Information

The following table sets forth high and low per share sales price of our common stock for the periods indicated:

Year Ended December 31, 2015	High	Low
First Quarter	$143.90	$106.77
Second Quarter	$144.69	$124.18
Third Quarter	$155.83	$115.62
Fourth Quarter	$160.50	$127.34

Year Ended December 31, 2014	High	Low
First Quarter	$75.63	$66.31
Second Quarter	$73.38	$63.00
Third Quarter	$94.93	$63.82
Fourth Quarter	$113.50	$89.56

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

On April 7, 2013, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to $200.0 million of the Company’s outstanding common stock (the “April 2013 Repurchase Plan”).  During the year ended December 31, 2015, the Company purchased 1.1 million shares of common stock at an average purchase price of $134.71 per share, for a total amount of $145.7 million (excluding broker commissions), which exhausted the availability under the April 2013 Repurchase Plan.

On September 11, 2015, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to $500.0 million of the Company’s outstanding common stock (the “September 2015 Repurchase Plan”). During the year ended December 31, 2015, the Company purchased 1.9 million shares of common stock at an average purchase price of $134.26 per share, for a total amount of $250.0 million (excluding broker commissions), under the September 2015 Repurchase Plan.

During the year ended December 31, 2015, 3.3 million shares were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $412.3 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs, including the September 2015 Repurchase Plan or the April 2013 Repurchase Plan. Shares purchased subsequent to the TCCC Transaction are included in common stock in treasury in the accompanying condensed consolidated balance sheet at December 31, 2015.

The following tabular summary reflects the Company’s repurchase activity during the quarter ended December 31, 2015.

Period	Total Number of Shares Purchased	Average Price per Share¹	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands)²
Oct 1 - Oct 31	61,100	$ 134.12	61,100	$ 250,007

¹Excluding broker commissions paid.

²Net of broker commissions paid.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2015 with respect to shares of our common stock that may be issued under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by stockholders	6,768,423	$50.87	10,321,921

Equity compensation plans not approved by stockholders	-	-	-

Total	6,768,423	$50.87	10,321,921

Performance Graph

The following graph shows a five-year comparison of cumulative total returns:1

1Annual return assumes reinvestment of dividends.  Cumulative total return assumes an initial investment of $100 on December 31, 2010. The Company’s current self-selected peer group is comprised of TCCC, DPS Group, National Beverage Corporation, Jones Soda Company and Cott Corporation.

ITEM 6.             SELECTED FINANCIAL DATA

The consolidated statements of operations data set forth below with respect to each of the fiscal years ended December 31, 2013 through 2015 and the balance sheet data as of December 31, 2015 and 2014, are derived from our audited consolidated financial statements included herein, and should be read in conjunction with those financial statements and notes thereto, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Part II, Item 7 of this Annual Report on Form 10-K. The consolidated statements of operations data for the fiscal years ended December 31, 2012 and 2011 and the balance sheet data as of December 31, 2013, 2012 and 2011 are derived from the Company’s audited consolidated financial statements not included herein.

(in thousands, except per share information)	2015	2014	2013	2012	2011
Net sales¹	$2,722,564	$2,464,867	$2,246,428	$2,060,702	$1,703,230

Gross profit¹	$1,632,301	$1,339,810	$1,172,931	$1,065,656	$894,309

Gross profit as a percentage to net sales	60.0%	54.4%	52.2%	51.7%	52.5%
Operating income²	$893,653	$747,505	$572,916	$550,623	$456,423

Net income	$546,733	$483,185	$338,661	$340,020	$286,219

Net income per common share:
Basic	$2.90	$2.89	$2.03	$1.96	$1.62
Diluted	$2.84	$2.77	$1.95	$1.86	$1.53

Cash, cash equivalents and investments	$2,175,417	$1,194,397	$623,388	$340,949	$793,807

Total assets	$5,675,189	$1,938,875	$1,420,509	$1,043,325	$1,362,399

Stockholders’ equity	$4,809,410	$1,515,150	$992,279	$644,397	$979,158

¹Includes $62.8 million, $15.0 million, $14.8 million, $13.2 million and $13.0 million for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively, related to the recognition of deferred revenue.  Included in the $62.8 million recognition of deferred revenue for the year ended December 31, 2015, is $39.8 million related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors who were sent notices of termination during the first quarter of 2015.

²Includes $224.0 million, ($0.2) million, $10.8 million, $1.5 million and $1.1 million for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively, related to expenditures attributable to the costs associated with terminating existing distributors.

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

Our Business

Acquisitions and Divestitures

On June 12, 2015, Old Monster, now a wholly owned subsidiary of the Company, completed the transactions contemplated by the definitive agreements entered into with TCCC on August 14, 2014, which provided for the TCCC Transaction.

Also, on June 12, 2015, Old Monster effected the Holding Company Reorganization, and the Company changed its name from New Laser Corporation to “Monster Beverage Corporation.”

In the Holding Company Reorganization, each Old Monster common share, par value $0.005 per share, outstanding immediately prior to consummation of the Holding Company Reorganization (other than any Old Monster common shares owned by Old Monster immediately prior to the closing of the TCCC Transaction, which were cancelled) was converted automatically into the right to receive one Company common share, par value $0.005 per share. In addition, upon consummation of the Holding Company Reorganization:

·                 each unexercised and unexpired stock option then outstanding under any equity compensation plan of Old Monster, whether or not then exercisable, ceased to represent a right to acquire Old Monster common shares and was converted automatically into a right to acquire the same number of Company common shares, on the same terms and conditions as were applicable under such Old Monster stock option; and

·                 each share of restricted stock and each restricted stock unit of Old Monster granted under all outstanding equity compensation plans ceased to represent or relate to Old Monster common shares and was converted automatically to represent or relate to Company common shares, on the same terms and conditions as were applicable to such Old Monster restricted stock and restricted stock units (including the vesting or other lapse restrictions (without acceleration thereof by virtue of the Holding Company Reorganization and the TCCC Transaction)).

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

Immediately after the effective time of the Holding Company Reorganization, (1) the Company issued to TCCC the New Issuance and TCCC appointed two individuals to the Company’s Board of Directors, (2) TCCC transferred all of its rights in and to KO Energy to the Company, (3) Old Monster transferred all of its rights in and to Monster Non-Energy to TCCC, (4) the Company and TCCC amended the distribution coordination agreements previously existing between them to govern the transition of third parties’ rights to distribute the Company’s energy products in most territories in the U.S. to members of TCCC’s distribution network, which consists of owned or controlled bottlers/distributors and independent bottlers/distributors, and (5) TCCC and one of its subsidiaries made an aggregate net cash payment to the Company of $2.15 billion, $125.0 million of which is currently held in escrow as described below pursuant to the Escrow Agreement, subject to release upon the achievement of milestones relating to the transition of distribution rights to TCCC’s distribution network.

On the one-year anniversary of the closing of the TCCC Transaction, the then-remaining escrow amount, less an amount sufficient to cover any unresolved claims, will be released to TCCC. Any amount described above that becomes payable following the one-year anniversary will be paid directly from TCCC to the Company. As of February 29, 2016, distribution rights in the U.S. representing approximately 89% of the target case sales have been transitioned to TCCC’s distribution network.  As a result, $125 million is currently held in escrow. The Company expects to transition sufficient additional distribution rights to result in the release of all remaining amounts held in escrow. Therefore, the Company believes that achievement of the milestones is probable.

In accordance with ASC No. 420 “Exit or Disposal Cost Obligations”, the Company expenses distributor termination costs in the period in which the written notification of termination occurs.  As a result, the Company incurred termination amounts of $224.0 million, ($0.2) million and $10.8 million for the year ended December 31, 2015, 2014 and 2013, respectively, related to distribution rights transferred. Such termination amounts have been expensed in full and are included in operating expenses for the years ended December 31, 2015, 2014 and 2013. In addition, the Company recognized as income $39.8 million in the first quarter of 2015, related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors who were sent notices of termination during the first quarter of 2015.

The following table summarizes the selected items discussed above for the years ended December 31, 2015, 2014 and 2013:

Income Statement Items (in thousands):	2015	2014	2013

Included in Net Sales:
Accelerated recognition of deferred revenue	$39,761	$-	$-

Included in Operating Expenses:
Distributor termination costs	224,000	(157)	10,754
TCCC Transaction expenses	15,496	4,824	-

Gain on sale of Monster Non-Energy	161,470	-	-

Net Impact on Operating Income	$(38,265)	$(4,667)	$(10,754)

Overview

We develop, market sell and distribute energy drink beverages and/or concentrates for energy drink beverages, primarily under the following brand names:

· Monster Energy®	· Nalu®
· Monster Rehab®	· NOS®
· Monster Energy Extra Strength Nitrous Technology®	· Full Throttle®
· Java Monster®	· Burn®
· Muscle Monster®	· Mother®
· Mega Monster Energy®	· Ultra®
· Punch Monster®	· Play® and Power Play®
· Juice Monster®	· Gladiator®
· M3®	· Relentless®
· Übermonster®	· Samurai®
· BU®	· BPM®

Our Monster Energy® brand energy drinks, which represented 92.5%, 93.9% and 93.2% of our net sales for the years ended December 31, 2015, 2014 and 2013, respectively, primarily include the following:

· Monster Energy®	· Java Monster® Kona Blend
· Lo-Carb Monster Energy®	· Java Monster® Loca Moca®
· Monster Assault®	· Java Monster® Mean Bean®
· Juice Monster® Khaos®	· Java Monster® Vanilla Light
· Juice Monster® Ripper®	· Java Monster® Irish Blend®
· Juice Monster® Pipeline Punch™	· Java Monster® Cappuccino
· Monster Energy® Absolutely Zero	· Mega Monster Energy®
· Monster Energy® Import · Punch Monster® Baller’s Blend® (formerly Dub Edition)	· Monster Energy Extra Strength Nitrous Technology® Super Dry™
· Punch Monster® Mad Dog (formerly Dub Edition) · Monster Rehab® Tea + Lemonade + Energy	· Monster Energy Extra Strength Nitrous Technology® Anti-Gravity®
· Monster Rehab® Raspberry Tea + Energy (formerly Rojo)	· M3® Monster Energy® Super Concentrate
· Monster Rehab® Green Tea + Energy	· Monster Energy® Zero Ultra
· Monster Rehab® Tea + Orangeade + Energy	· Monster Energy® Ultra Blue™
· Monster Rehab® Tea + Pink Lemonade + Energy	· Monster Energy® Ultra Red™
· Monster Rehab® Peach Tea + Energy	· Monster Energy® Ultra Black™
· Muscle Monster® Vanilla	· Monster Energy® Ultra Sunrise®
· Muscle Monster® Chocolate	· Monster Energy® Ultra Citron™
· Muscle Monster® Strawberry · Muscle Monster® Banana · Monster Ghost™ M-100™ · Monster Phantom™ M-100™	· Monster Energy® Unleaded® · Übermonster® Energy Brew™ · Monster Energy® Valentino Rossi

We have three operating and reportable segments, (i) Finished Products, (ii) Concentrate and (iii) Other, the principal products of which include the brands disposed of as a result of the TCCC Transaction (previously comprising the majority of the former Warehouse segment and the Peace Tea® brand).

During 2015, we continued to expand our existing energy drink portfolio and further develop our distribution markets. During 2015, we introduced the following Monster Energy® brand energy drink products, in addition to the Strategic Brands acquired as part of the TCCC Transaction:

·                       Monster Energy® Ultra Citron™, a carbonated energy drink which contains zero calories and zero sugar (January 2015).

·                       Monster Rehab® Peach Tea + Energy (January 2015).

·                       Juice Monster® Pipeline Punch™ (July 2015).

·                       Muscle Monster® Banana (July 2015).

·                       Monster Ghost™ M-100™, an exclusive limited time listing with a convenience customer (July 2015).

·                       Monster Phantom™ M-100™, an exclusive limited time listing with certain convenience customers (July 2015).

·                       Monster Rehab® Raspberry Tea + Energy (August 2015).

In the normal course of business we discontinue certain products and/or product lines. Those products or product lines discontinued during the year ended December 31, 2015 (other than those disposed of as part of the TCCC Transaction), either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Our net sales of $2,722.6 million for the year ended December 31, 2015 represented record annual net sales. The vast majority of our net sales are derived from our Monster Energy® brand energy drinks. Net sales of our Monster Energy® brand energy drinks were $2,518.5 million for the year ended December 31, 2015, an increase of $204.0 million, or 79.2% of our overall increase in net sales for the year ended December 31, 2015. Any decrease in net sales of our Monster Energy® brand energy drinks could have a significant adverse effect on our future revenues and net income. Competitive pressure in the energy drink category could also adversely affect our operating results. Net sales of our Strategic Brands acquired as part of the TCCC Transaction were $143.3 million for the year ended December 31, 2015.

Changes in foreign currency exchange rates had an unfavorable impact on net sales in the Finished Products segment of approximately $74.1 million for the year ended December 31, 2015, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business. Changes in foreign currency exchange rates had an unfavorable impact on net sales in the Concentrate segment of approximately $10.2 million for the year ended December 31, 2015, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business.

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

Our growth strategy includes expanding our international business. Gross sales to customers outside the United States amounted to $713.2 million, $657.9 million and $580.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. Such sales were approximately 23% of gross sales for the years ended December 31, 2015, 2014 and 2013. Changes in foreign currency exchange rates had an unfavorable impact on gross sales to customers outside the United States of approximately 14%, 1% and 2% for the years ended December 31, 2015, 2014, and 2013, respectively, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business.

Our customers are primarily full service beverage bottlers/distributors, retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, health food distributors, food service customers and the military. Gross sales to our various customer types for the years ended December 31, 2015, 2014 and 2013 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such distributors’ sales to their own customers.

	2015	2014	2013
U.S. full service bottlers/distributors	65%	62%	63%
Club stores, drug chains & mass merchandisers	9%	9%	9%
International full service bottlers/distributors	23%	23%	23%
Retail grocery, specialty chains and wholesalers	2%	4%	3%
Other	1%	2%	2%

Our customers include the TCCC North American Bottlers, CCE, Coca-Cola Hellenic, Swire Coca-Cola, USA and certain other Coca-Cola independent bottlers, Asahi, Kalil Bottling Group, Wal-Mart, Inc. (including Sam’s Club), Costco and AB Distributors. In February 2015, in accordance with its existing agreements with the applicable AB Distributors, the Company sent notices of termination to the majority of the AB Distributors in the United States for the termination of their respective distribution agreements, to be effective at various dates beginning in March 2015.  The associated distribution rights have been transitioned to TCCC’s network of owned or controlled bottlers/distributors and independent bottlers/distributors as of the effective date of termination of the AB Distributors’ rights in the applicable territories (see Note 9 “Distribution Agreements” in the notes to consolidated financial statements). The TCCC Subsidiaries accounted for approximately 42%, 29% and 29% of our net sales for the years ended December 31, 2015, 2014 and 2013, respectively.

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

·                 Profitable Growth – We believe “functional” value added brands properly supported by marketing and innovation, targeted to a diverse consumer base, drive profitable growth.  We continue to broaden our family of brands. In particular, we have expanded our energy drinks, including through the addition of TCCC’s existing energy product lines in connection with the TCCC Transaction, to provide more alternatives to consumers.  We are focused on building upon the respective profit margins for both the Finished Products segment and the Concentrate segment, and believe that tailored branding, packaging, pricing and distribution channel strategies help achieve profitable growth. We are implementing these strategies with a view to continuing profitable growth.

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

·                 Efficient Capital Structure – Our capital structure is intended to optimize our working capital to finance expansion, both domestically and internationally. We believe our strong capital position, our ability to raise funds, if necessary, at a relatively low effective cost of borrowings, provides a competitive advantage. Furthermore, following the TCCC Transaction, we have a substantial amount of cash and cash equivalents, and we expect that a substantial portion of our cash and cash equivalents will be used to return capital to our shareholders pursuant to share repurchases, which may be effected pursuant to open market transactions, a “modified Dutch auction” tender offer, accelerated share repurchase, privately negotiated transactions or otherwise. The timing, terms and amount of any such share repurchase will be determined by the Company’s board of directors.

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

Gross and net sales, gross profit, operating income, net income and net income per share represent key measurements of the above value drivers. These measurements will continue to be a key management focus in 2016 and beyond (See “Part II, Item 7 – Results of Operations – Results of Operations for the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014”).

As of December 31, 2015, the Company had working capital of $3,068.4 million compared to $1,297.4 million as of December 31, 2014. The increase in working capital was primarily the result of cash received in the TCCC Transaction. For the year ended December 31, 2015, our net cash provided by operating activities was approximately $208.0 million as compared to $585.6 million for the year ended December 31, 2014. Principal uses of cash flows in 2015 were purchases of investments, share repurchases, purchases of inventory, development of our Monster Energy® brand internationally, acquisition of property and equipment and acquisition of trademarks. These principal uses of cash flows are expected to be and remain our principal recurring use of cash and working capital funds in the future (See “Part II, Item 7 – Liquidity and Capital Resources”).

Opportunities, Challenges and Risks

Looking forward, our management has identified certain challenges and risks for the beverage industry and our Company, including our significant commercial relationships with TCCC and TCCC’s status as a significant shareholder of the Company, in each case as described above under “Part I, Item 1A – Risk Factors.”

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

In addition, other key challenges and risks that could impact our Company’s future financial results include, but are not limited to:

·                 the risks associated with the realization of benefits from the TCCC Transaction, including the transition of the distribution of our products to TCCC’s distribution network;

·                 changes in consumer preferences and demand for our products;

·                 economic uncertainty in the United States, Europe and other countries in which we operate;

·                 the risks associated with foreign currency exchange rate fluctuations;

·                 maintenance of our brand image and product quality;

·                 increasing concern over various health matters, including obesity, caffeine consumption and energy drinks generally, and changes in regulation and consumer preferences in response to those concerns;

·                 profitable expansion and growth of our family of brands in the competitive market place (See “Part I, Item 1 – Business – Competition” and “Part I, Item 1 –  Business – Sales and Marketing”);

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

We believe that the following opportunities exist for us:

·                 domestic and international growth potential of our products due to our transition to a leading global distribution network and the scale and platform synergies expected in connection with the TCCC Transaction;

·                 growth potential of the energy drink category, both domestically and internationally;

·                 planned and future new product and product line introductions with the objective of increasing sales and/or contributing to higher profitability;

·                 the introduction of premium and/or new packages designed to generate strong revenue growth;

·                 redesign, repackaging and repositioning of our Strategic Brands;

·                 significant package, pricing and channel opportunities to increase profitable growth;

·                 effective strategic positioning to capitalize on industry growth;

·                 broadening distribution/expansion opportunities in both domestic and international markets;

·                 launching our products into new geographic markets such as China; and

·                 continued focus on reducing our cost base.

Results of Operations

The following table sets forth key statistics for the years ended December 31, 2015, 2014 and 2013, respectively.

(In thousands, except per share amounts)				Percentage Change	Percentage Change
	2015	2014	2013	15 vs. 14	14 vs. 13
Net sales¹	$2,722,564	$2,464,867	$2,246,428	10.5%	9.7%

Cost of sales	1,090,263	1,125,057	1,073,497	(3.1%)	4.8%
Gross profit*¹	1,632,301	1,339,810	1,172,931	21.8%	14.2%
Gross profit as a percentage of net sales¹	60.0%	54.4%	52.2%

Operating expenses²	900,118	592,305	600,015	52.0%	(1.3%)
Operating expenses as a percentage of net sales	33.1%	24.0%	26.7%

Gain on sale of Monster Non-Energy	161,470	-	-

Operating income¹‚²	893,653	747,505	572,916	19.6%	30.5%
Operating income as a percentage of net sales	32.8%	30.3%	25.5%

Other expense, net	(2,105)	(1,717)	(9,022)	22.6%	(81.0%)

Income before provision for income taxes¹‚²	891,548	745,788	563,894	19.5%	32.3%

Provision for income taxes	344,815	262,603	225,233	31.3%	16.6%

Income taxes as a percentage of income before taxes	38.7%	35.2%	39.9%

Net income¹‚²	$546,733	$483,185	$338,661	13.2%	42.7%
Net income as a percentage of net sales	20.1%	19.6%	15.1%

Net income per common share:
Basic	$2.90	$2.89	$2.03	0.2%	42.2%
Diluted	$2.84	$2.77	$1.95	2.4%	41.9%

Case sales (in thousands)
(in 192-ounce case equivalents)	274,621	238,280	221,348	15.3%	7.6%

¹Includes $62.8 million, $15.0 million and $14.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, related to the recognition of deferred revenue. Included in the $62.8 million recognition of deferred revenue for the year ended December 31, 2015, is $39.8 million related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors who were sent notices of termination during the first quarter of 2015.

²Includes $224.0 million, ($0.2) million and $10.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, related to distributor termination costs.

*Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses. We include out-bound freight and warehouse costs in operating expenses rather than in cost of sales.

Results of Operations for the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014.

Net Sales. Net sales were $2,722.6 million for the year ended December 31, 2015, an increase of approximately $257.7 million, or 10.5% higher than net sales of $2,464.9 million for the year ended December 31, 2014. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $204.0 million of the overall increase in net sales. Net sales of our Monster Energy® brand energy drinks increased partially due to increased sales by volume as a result of increased domestic and international consumer demand. Net sales of our Strategic Brands were $143.3 million for the year ended December 31, 2015. Net sales for the Other segment, the principal products of which include the brands disposed of as a result of the TCCC Transaction on June 12, 2015 (previously comprising the majority of the former Warehouse segment and the Peace Tea® brand), decreased $89.6 million for the year ended December 31, 2015. Net sales for the year ended December 31, 2015 included $39.8 million related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors. No other individual product line contributed either a material increase or decrease to net sales for the year ended December 31, 2015.

Changes in foreign currency exchange rates had an unfavorable impact on net sales in the Finished Products segment of approximately $74.1 million for the year ended December 31, 2015, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business. Changes in foreign currency exchange rates had an unfavorable impact on net sales in the Concentrate segment of approximately $10.2 million for the year ended December 31, 2015, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business.

Case sales, in 192-ounce case equivalents, were 274.6 million cases for the year ended December 31, 2015, an increase of approximately 36.3 million cases or 15.3% higher than case sales of 238.3 million cases for the year ended December 31, 2014. The overall average net sales per case decreased to $9.91 for the year ended December 31, 2015, which was 4.2% lower than the average net sales per case of $10.34 for the year ended December 31, 2014. The lower average net sales per case was primarily attributable to sales of concentrates and/or beverage bases in the Concentrate segment, which generally generate lower net operating revenues than those products within the Finished Products segment.

Net sales for the Finished Products segment were $2,518.5 million for the year ended December 31, 2015, an increase of approximately $204.0 million, or 8.8% higher than net sales of $2,314.5 million for the year ended December 31, 2014.

Net sales for the Concentrate segment were $143.3 million for the year ended December 31, 2015 (effectively from June 13, 2015 to December 31, 2015). There were no net sales for the Concentrate segment for the year ended December 31, 2014.

Net sales for the Other segment, the principal products of which include the brands disposed of as a result of the TCCC Transaction (previously comprising the majority of the former Warehouse segment and the Peace Tea® brand), were $60.8 million for the year ended December 31, 2015 (effectively from January 1, 2015 to June 12, 2015), a decrease of approximately $89.6 million, or 59.6% lower than net sales of $150.3 million for the year ended December 31, 2014.

Gross Profit.  Gross profit was $1,632.3 million for the year ended December 31, 2015, an increase of approximately $292.5 million, or 21.8% higher than the gross profit of $1,339.8 million for the years ended December 31, 2014. Gross profit as a percentage of net sales increased to 60.0% for the year ended December 31, 2015 from 54.4% for the year ended December 31, 2014.  The increase in gross profit dollars was primarily the result of the $204.0 million increase in net sales of our Monster Energy® brand energy drinks, the $143.3 million of net sales for the Concentrate segment as well as the $39.8 million accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors. The increase in gross profit as a percentage of net sales was primarily attributable to the Concentrate segment, which generally has higher gross margins than the Finished Products segment, the decrease in the net sales of the Other segment, which generally has lower gross margins than the Finished Products segment, and the $39.8 million accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors, as well as due to changes in product sales mix and lower costs of certain sweeteners and other raw materials.

Operating Expenses.  Total operating expenses were $900.1 million for the year ended December 31, 2015, an increase of approximately $307.8 million, or 52.0% higher than total operating expenses of $592.3 million for the year ended December 31, 2014. The increase in operating expenses was primarily due to increased costs of $224.2 million associated with terminating certain existing distributors. To a lesser extent, the increase in operating expenses was attributable to increased payroll expenses of $30.0 million (of which $11.9 million was related to payroll taxes in connection with the exercise of certain stock options), increased expenditures of $16.4 million for sponsorships and endorsements and increased expenditures of $10.7 million for transaction expenses related to the TCCC Transaction.

Contribution Margin.  Contribution margin for the Finished Products segment was $836.1 million for the year ended December 31, 2015, a decrease of approximately $68.1 million, or 7.5% lower than contribution margin of $904.2 million for the year ended December 31, 2014. The decrease in the contribution margin for the Finished Products segment was primarily the result of the increased expenditures of $224.2 million relating to the costs associated with terminating certain existing distributors.  Contribution margin for the Concentrate segment was $89.8 million for the year ended December 31, 2015. There was no contribution margin for the Concentrate segment for the year ended December 31, 2014. Contribution margin for the Other segment was $165.2 million for the year ended December 31, 2015 (effectively from January 1 to June 12), as compared to $7.6 million for the year ended December 31, 2014. The increase in contribution margin for the Other segment was primarily the result of the $161.5 million gain on the sale of Monster Non-Energy.

Operating Income.  Operating income was $893.7 million for the year ended December 31, 2015, an increase of approximately $146.1 million, or 19.6% higher than operating income of $747.5 million for the year ended December 31, 2014. Operating income as a percentage of net sales increased to 32.8% for the year ended December 31, 2015 from 30.3% for the year ended December 31, 2014, primarily due to the $292.5 million increase in gross profit as well as the $161.5 million gain on the sale of Monster Non-Energy. The increase in operating income in dollars was offset by increased costs of $224.2 million associated with terminating certain existing distributors as well as the increase in other operating expenses. Operating income was $51.5 million and $37.8 million for the year ended December 31, 2015 and 2014, respectively, in relation to our operations in Africa, Asia, Australia, Europe, the Middle East and South America.

Other Expense, net.  Other expense, net was $2.1 million for the year ended December 31, 2015, as compared to other expense, net of $1.7 million for the year ended December 31, 2014. Foreign currency transaction losses were $5.5 million and $3.4 million for the year ended December 31, 2015 and 2014, respectively. Interest income was $3.1 million and $1.1 million for the year ended December 31, 2015 and 2014, respectively.

Provision for Income Taxes.  Provision for income taxes was $344.8 million for the year ended December 31, 2015, an increase of $82.2 million or 31.3% higher than the provision for income taxes of $262.6 million for the year ended December 31, 2014.  The effective combined federal, state and foreign tax rate increased to 38.7% from 35.2% for the year ended December 31, 2015 and 2014, respectively. The increase in the effective tax rate was primarily due to the disallowance for tax purposes of certain costs related to the TCCC Transaction, the decrease in tax benefits relating to the domestic production deduction and the establishment of valuation allowances against the deferred tax assets in certain foreign jurisdictions.  In addition, the profits, or a portion thereof, earned in certain foreign subsidiaries during the year ended December 31, 2014 had no related tax expense as a result of the prior establishment of valuation allowances on their deferred tax assets. The increase in the effective tax rate for the year ended December 31, 2015 was partially offset by the release of the valuation allowances against the deferred tax assets of certain foreign jurisdictions.

Net Income.  Net income was $546.7 million for the year ended December 31, 2015, an increase of $63.5 million or 13.2% higher than net income of $483.2 million for the year ended December 31, 2014.

Results of Operations for the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013.

Net Sales. Net sales were $2,464.9 million for the year ended December 31, 2014, an increase of approximately $218.4 million, or 9.7% higher than net sales of $2,246.4 million for the year ended December 31, 2013. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $220.1 million, or 100.9%, of the overall increase in net sales. Net sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international consumer demand as well as our expansion into new international markets. Price increases on our 24-ounce Monster Energy® brand energy drinks and our former Peace Tea® line represented approximately 7% of the overall increase in net sales.  No other individual product line contributed either a material increase or decrease to net sales for the year ended December 31, 2014.

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

Net sales for the Finished Products segment were $2,314.5 million for the year ended December 31, 2014, an increase of approximately $220.1 million, or 10.5% higher than net sales of $2,094.4 million for the year ended December 31, 2013.

There were no net sales for the Concentrate segment for the years ended December 31, 2014 and 2013.

Net sales for the Other segment, the principal products of which include the brands disposed of as a result of the TCCC Transaction (previously comprising the majority of the former Warehouse segment and the Peace Tea® brand), were $150.4 million for the year ended December 31, 2014, a decrease of approximately $1.7 million, or 1.1% lower than net sales of $152.0 million for the year ended December 31, 2013.

Gross Profit.  Gross profit was $1,339.8 million for the year ended December 31, 2014, an increase of approximately $166.9 million, or 14.2% higher than the gross profit of $1,172.9 million for the year ended December 31, 2013. Gross profit as a percentage of net sales increased to 54.4% for the year ended December 31, 2014 from 52.2% for the year ended December 31, 2013.  The increase in gross profit dollars was primarily the result of the $220.1 million increase in net sales of our Monster Energy® brand energy drinks. The increase in gross profit as a percentage of net sales was largely attributable to lower promotional and other allowances as a percentage of gross sales, price increases on our 24-ounce

Monster Energy® brand energy drinks and our former Peace Tea® line, changes in product sales mix, lower costs of certain sweeteners and other raw materials as well as an increase in production efficiencies.

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

Contribution Margin.  Contribution margin for the Finished Products segment was $904.2 million for the year ended December 31, 2014, an increase of approximately $175.9 million, or 24.2% higher than contribution margin of $728.3 million for the year ended December 31, 2013. The increase in the contribution margin for the Finished Products segment was primarily the result of the $241.1 million increase in gross sales of our Monster Energy® brand energy drinks.  Contribution margin for the Other segment was $7.6 million for the year ended December 31, 2014, approximately $10.7 million higher than contribution loss of ($3.1) million for the year ended December 31, 2013. There was no contribution margin for the Concentrate segment for the years ended December 31, 2014 and 2013.

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

Other Expense, net.  Other expense, net was $1.7 million for the year ended December 31, 2014, as compared to other expense, net of $9.0 million for the year ended December 31, 2013. Foreign currency transaction losses were $3.4 million and $12.9 million for the years ended December 31, 2014 and 2013, respectively. The decrease in foreign currency losses during the year ended December 31, 2014 was primarily related to our foreign currency transactions in Australia, Japan, Ireland and South Africa. Interest income was $1.1 million and $0.4 million for the years ended December 31, 2014 and 2013, respectively.

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

Non-GAAP Financial Measures

Gross sales**. Gross sales were $3,105.7 million for the year ended December 31, 2015, an increase of approximately $278.6 million, or 9.9% higher than gross sales of $2,827.1 million for the year ended December 31, 2014. The increase in the gross sales of our Monster Energy® brand energy drinks represented approximately $222.1 million, or 79.7%, of the overall increase in gross sales. Gross sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international consumer demand. Gross sales of our Strategic Brands were $156.3 million for the year ended December 31, 2015. Gross sales for the Other segment, the principal products of which include the brands disposed of as a result of the TCCC Transaction on June 12, 2015 (previously comprising the majority of the former Warehouse segment and the Peace Tea® brand), decreased $99.8 million for the year ended December 31, 2015 from the year ended December 31, 2014. Gross sales for the year ended December 31, 2015 included $39.8 million related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors, which represented 14.3% of our overall increase in gross sales. No other individual product line contributed either a material increase or decrease to gross sales for the year ended December 31, 2015. Promotional and other allowances, as described in the footnote below, were $383.1 million for the year ended December 31, 2015, an increase of $20.9 million, or 5.8% higher than promotional and other allowances of $362.2 million for the year ended December 31, 2014. Promotional and other allowances as a percentage of gross sales decreased to 12.3% from 12.8% for the year ended December 31, 2015 and 2014, respectively.

Changes in foreign currency exchange rates had an unfavorable impact on gross sales in the Finished Products segment of approximately $92.2 million for the year ended December 31, 2015, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business. Changes in foreign currency exchange rates had an unfavorable impact on gross sales in the Concentrate segment of approximately $10.2 million for the year ended December 31, 2015, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business.

Gross Sales**. Gross sales were $2,827.1 million for the year ended December 31, 2014, an increase of approximately $240.6 million, or 9.3% higher than gross sales of $2,586.5 million for the year ended December 31, 2013. The increase in the gross sales of our Monster Energy® brand energy drinks represented approximately $241.1 million, or 100.2%, of the overall increase in gross sales. Gross sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international consumer demand as well as our expansion into new international markets. Price increases on our 24-ounce Monster Energy® brand energy drinks and our former Peace Tea® line represented approximately 7% of the overall increase in gross sales. No other individual product line contributed either a material increase or decrease to gross sales for the year ended December 31, 2014. Promotional and other allowances, as described in the footnote above, were $362.2 million for the year ended December 31, 2014, an increase of $22.1 million, or 6.5% higher than promotional and other allowances of $340.1 million for the year ended December 31, 2013. Promotional and other allowances as a percentage of gross sales decreased to 12.8% from 13.1% for the year ended December 31, 2014 and 2013, respectively.  As a result, the percentage increase in net sales for the year ended December 31, 2014 was higher than the percentage increase in gross sales.

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

The following table reconciles the non-GAAP financial measure of gross sales with the most directly comparable GAAP financial measure of net sales:

In thousands				Percentage Change	Percentage Change
	2015	2014	2013	15 vs. 14	14 vs. 13
Gross sales, net of discounts and returns	$3,105,665	$2,827,092	$2,586,531	9.9%	9.3%
Less: Promotional and other allowances***	383,101	362,225	340,103	5.8%	6.5%
Net Sales	$2,722,564	$2,464,867	$2,246,428	10.5%	9.7%

***Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the presentation thereof does not conform with GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances primarily include consideration given to the Company’s bottlers/distributors or retail customers including, but not limited to the following: (i) discounts granted off list prices to support price promotions to end-consumers by retailers; (ii) reimbursements given to the Company’s bottlers/distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (iii) the Company’s agreed share of fees given to bottlers/distributors and/or directly to retailers for advertising, in-store marketing and promotional activities; (iv) the Company’s agreed share of slotting, shelf space allowances and other fees given directly to retailers; (v) incentives given to the Company’s bottlers/distributors and/or retailers for achieving or exceeding certain predetermined sales goals; (vi) discounted or free products; (vii) contractual fees given to the Company’s bottlers/distributors related to sales made by the Company direct to certain customers that fall within the bottler’s/distributors’ sales territories; and (viii) commissions paid to our customers. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. Promotional and other allowances constitute a material portion of our marketing activities. The Company’s promotional allowance programs with its numerous bottlers/distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year. The primary drivers of our promotional and other allowance activities for the years ended December 31, 2015, 2014 and 2013 were (i) to increase sales volume and trial, (ii) to address market conditions, and (iii) to secure shelf and display space at retail.

Sales

The table set forth below discloses selected quarterly data regarding sales for the past five years.  Data from any one or more quarters is not necessarily indicative of annual results or continuing trends.

Sales of beverages are expressed in unit case volume.  A “unit case” means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings).  Unit case volume means the number of unit cases (or unit case equivalents) of finished products or concentrates as if converted into finished products, sold by us.

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

	2015	2014	2013	2012	2011
Unit Case Volume / Sales (in Thousands)
Quarter 1	57,779	51,926	47,749	44,396	34,681
Quarter 2	68,037	65,587	61,615	57,525	44,272
Quarter 3	81,274	62,204	59,204	54,611	46,277
Quarter 4	67,531	58,563	52,780	46,386	39,431
Total	274,621	238,280	221,348	202,918	164,661

Net Sales (in Thousands)
Quarter 1	$626,791	$536,129	$484,223	$454,605	$356,419
Quarter 2	693,722	687,199	630,934	592,640	462,145
Quarter 3	756,619	635,972	590,422	541,940	474,709
Quarter 4	645,432	605,567	540,849	471,517	409,957
Total	$2,722,564	$2,464,867	$2,246,428	$2,060,702	$1,703,230

Average Net Sales Per Case
Quarter 1	$10.85	$10.32	$10.14	$10.24	$10.28
Quarter 2	10.20	10.48	10.24	10.30	10.44
Quarter 3	9.31	10.22	9.97	9.92	10.26
Quarter 4	9.56	10.34	10.25	10.17	10.40
Total	$9.91	$10.34	$10.15	$10.16	$10.34

The following represents case sales by segment for the years ended December 31:

(In thousands, except average net sales per case)
	2015	2014	2013	2012	2011
Net sales¹	$2,722,564	$2,464,867	$2,246,428	$2,060,702	$1,703,230
Case sales by segment:
Finished Products	228,628	210,444	191,830	173,766	137,579
Concentrate	34,791	-	-	-	-
Other	11,202	27,836	29,518	29,152	27,082
Total case sales	274,621	238,280	221,348	202,918	164,661
Average net sales per case	$9.91	$10.34	$10.15	$10.16	$10.34

Inflation

We do not believe that inflation had a significant impact on our results of operations for the years ended December 31, 2015, 2014 or 2013.

Liquidity and Capital Resources

Cash flows provided by operating activities.  Cash provided by operating activities was $208.0 million for the year ended December 31, 2015, as compared with net cash provided by operating activities of $585.6 million for the year ended December 31, 2014.

For the year ended December 31, 2015, cash provided by operating activities was primarily attributable to net income earned of $546.7 million and adjustments for certain non-cash expenses, consisting of $32.7 million of stock-based compensation and $30.9 million of depreciation and other amortization. For the year ended December 31, 2015, cash provided by operating activities also increased due to a $415.4 million increase in income taxes payable, a $20.9 million increase in accounts payable, a $43.3 million increase in accrued liabilities, a $7.0 million increase in accrued promotional allowances, an $11.2 million increase in accrued distributor terminations, a $5.9 million decrease in prepaid income taxes and a $4.5 million increase in accrued compensation. For the year ended December 31, 2015, cash used in operating activities was due to a $314.7 million excess tax benefit from stock option exercises, a $302.4 million change in deferred income taxes, a $77.3 million increase in accounts receivable, a $38.6 million decrease in deferred revenue, a $7.1 million increase in inventories, and a $9.7 million increase in prepaid expenses and other current assets.

For the year ended December 31, 2014, cash provided by operating activities was primarily attributable to net income earned of $483.2 million and adjustments for certain non-cash expenses consisting of $28.6 million of stock-based compensation and $25.7 million of depreciation and other amortization. For the year ended December 31, 2014, cash provided by operating activities also increased due to a $42.8 million decrease in inventory, a $20.5 million increase in accrued promotional allowances, an $11.3 million increase in accounts payable, an $8.4 million increase in income taxes payable, a $4.6 million decrease in distributor receivables, a $3.4 million increase in accrued compensation and a $3.0 million increase in accrued liabilities. For the year ended December 31, 2014, cash provided by operating activities was reduced due to a $14.3 million increase in accounts receivable, an $11.9 million increase in tax benefit from the exercise of stock options, a $9.8 million increase in deferred income taxes, an $8.1 million decrease in deferred revenue and a $2.3 million decrease in accrued distributor terminations.

Cash flows used in investing activities. Net cash provided by investing activities was $400.1 million for the year ended December 31, 2015 as compared to cash used of $440.4 million for the year ended December 31, 2014.

For the year ended December 31, 2015, cash used in investing activities was primarily attributable to purchases of held-to-maturity investments, purchases of property and equipment, and additions to intangibles. For the year ended December 31, 2014, cash used in investing activities was primarily attributable to purchases of held-to-maturity investments and to purchases of property and equipment. For the year ended December 31, 2015, cash provided by investing activities included $198.0 million from the sale of Monster Non-Energy and $179.7 million from the transfer of distribution rights pursuant to the TCCC Transaction. For both the years ended December 31, 2015 and 2014, cash provided by investing activities was also attributable to maturities of held-to-maturity investments. For both the years ended December 31, 2015 and 2014, cash used in investing activities also included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software, and equipment used for sales and administrative activities, as well as certain leasehold improvements. We expect to continue to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, and for other corporate purposes, leasehold improvements, the acquisition of capital equipment, specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products and to develop our brand in international markets. From time to time, we may also purchase additional real property related to our beverage business and/or acquire compatible businesses as a use of cash in excess of our requirements for operations.

Cash flows provided by financing activities.  We generated $1,202.3 million of cash from financing activities for the year ended December 31, 2015 as compared to $19.3 million for the year ended December 31, 2014. The increase in cash flows provided by financing activities of $1,202.3 million was primarily the result of the issuance of our common stock to TCCC during the year ended December 31, 2015 in connection with the TCCC Transaction.

Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment (including real property and coolers), leasehold improvements, acquisition and maintenance of trademarks, payments of accounts payable, income taxes payable and purchases of our common stock are expected to remain our principal recurring use of cash.

Cash and cash equivalents, short-term and long-term investments — As of December 31, 2015, we had $2,175.4 million in cash and cash equivalents and $760.0 million in short-term and long-term investments. We have historically invested these amounts in U.S. Treasury bills, U.S. government agency securities and municipal securities (which may have an auction reset feature), certificates of deposit, commercial paper, variable rate demand notes and money market funds meeting certain criteria. We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical rating organizations) in selecting and maintaining our investments. We regularly assess market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Of our $2,175.4 million of cash and cash equivalents held at December 31, 2015, $174.3 million was held by our foreign subsidiaries. No short-term or long-term investments were held by our foreign subsidiaries at December 31, 2015. We do not intend, nor do we foresee a need, to repatriate undistributed earnings of our foreign subsidiaries other than to repay certain intercompany debt owed to our U.S. operations. Under current tax laws, if funds in excess of intercompany amounts owed were repatriated to our U.S. operations, we would be required to accrue and pay additional income taxes on such excess funds at the tax rates then in effect.

We believe that cash available from operations, including our cash resources and our revolving line of credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of shares of our common stock, as well as purchases of capital assets, equipment and properties, through at least the next 12 months. Based on our current plans, at this time we estimate that capital expenditures are likely to be approximately $2.8 billion through December 31, 2016, including the completion of our purchase of American Fruits and Flavors as well as additional share repurchases as authorized by our Board of Directors on February 24, 2016 (see Note 20 “Subsequent Events” in the notes to consolidated financial statements).  However, future business opportunities may cause a change in this estimate.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of December 31, 2015:

	Payments due by period (in thousands)
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Contractual Obligations¹	$111,615	$67,356	$44,199	$60	$-
Capital Leases	811	811	-	-	-
Operating Leases	10,725	7,202	1,945	838	740
Purchase Commitments²	40,794	40,794	-	-	-
	$163,945	$116,163	$46,144	$898	$740

¹Contractual obligations include our obligations related to sponsorships and other commitments.

²Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms, but are generally satisfied within one year.

In addition, approximately $0.5 million of recognized tax benefits have been recorded as liabilities as of December 31, 2015. It is expected that any change in the amount of unrecognized tax benefit within the next 12 months will not be significant. We have also recorded a liability for potential penalties and interest of $0.2 million as of December 31, 2015.

Accounting Policies and Pronouncements

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP.  GAAP requires us to make estimates and assumptions that affect the reported amounts in our consolidated financial statements. The following summarizes our most significant accounting and reporting policies and practices:

Business Combinations – Business acquisitions are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations”.  ASC 805 requires the reporting entity to identify the acquirer, determine the acquisition date, recognize and measure the identifiable tangible and intangible assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity, and recognize and measure goodwill or a gain from the purchase. The acquiree’s results are included in the Company’s consolidated financial statements from the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. Adjustments to fair value assessments are recorded to goodwill over the measurement period (not longer than twelve months). The acquisition method also requires that acquisition-related transaction and post-acquisition restructuring costs be charged to expense and requires the Company to recognize and measure certain assets and liabilities including those arising from contingencies and contingent consideration in a business combination.

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

Investments – The Company’s investments in debt securities are classified as either held-to-maturity, available-for-sale or trading, in accordance with ASC 320. Held-to-maturity securities are those securities that the Company has the positive intent and ability to hold until maturity. Trading securities are those securities that the Company intends to sell in the near term. All other securities not included in the held-to-maturity or trading category are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost which approximates fair market value. Trading securities are carried at fair value with unrealized gains and losses charged to earnings. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded within accumulated other comprehensive loss as a separate component of stockholders’ equity. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. Under ASC 320-10-35, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference being defined as the “Credit Loss”) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or will be required, to sell the security before recovery of the security’s amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of Credit Loss if the investor does not intend to sell the security, and will not be required to sell the security, before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive loss, net of applicable taxes. The Company evaluates whether the decline in fair value of its investments is other-than-temporary at each quarter-end. This evaluation consists of a review by management, and includes market pricing information and maturity dates for the securities held, market and economic trends in the industry and information on the issuer’s financial condition and, if applicable, information on the guarantors’ financial condition. Factors considered in determining whether a loss is temporary include the length of time and extent to which the investment’s fair value has been less than its cost basis, the financial condition and near-term prospects of the issuer and guarantors, including any specific events which may influence the operations of the issuer and our intent and ability to retain the investment for a reasonable period of time sufficient to allow for any anticipated recovery of fair value.

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

Other Intangibles – Other Intangibles are comprised primarily of trademarks that represent the Company’s exclusive ownership of the Monster Energy®, ®, Monster Rehab®, Java Monster®, Unleash the Beast®, Monster Energy Extra Strength Nitrous Technology®, Muscle Monster®, Mega Monster Energy®, Punch Monster®, Juice Monster®, M3®, Ubermonster®, BU®, Nalu®, NOS®, Full Throttle®, Burn®, Mother®, Ultra®, Play® and Power Play®, Gladiator®, Relentless®, Samurai® and BPM® trademarks, all used in connection with the manufacture, sale and distribution of beverages. The Company also owns in its own right a number of other trademarks in the United States, as well as in a number of countries around the world. In accordance with ASC 350, intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of its indefinite-lived assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. The Company amortizes its intangibles with finite useful lives over their respective useful lives. For the fiscal years ended December 31, 2015, 2014 and 2013, there were no impairments recorded.

Long-Lived Assets – Management regularly reviews property and equipment and other long-lived assets, including certain definite-lived intangible assets, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  If there is indication of impairment, management then prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated using the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. For the fiscal years ended December 31, 2015, 2014 and 2013, there were no impairment indicators identified. Long-lived assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell.

Foreign Currency Translation and Transactions – The accounts of the Company’s foreign subsidiaries are translated in accordance with ASC 830. Foreign currency transaction gains and losses are recognized in other expense, net, at the time they occur. Net foreign currency exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries whose functional currency is not the U.S. dollar are recorded as a part of accumulated other comprehensive loss in stockholders’ equity. Unrealized foreign currency exchange gains and losses on certain intercompany transactions that are of a long-term investment nature (i.e., settlement is not planned or anticipated in the foreseeable future) are also recorded in accumulated other comprehensive loss in stockholders’ equity. During the year ended December 31, 2015 and 2014, we entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries non-functional currency denominated assets and liabilities. All foreign currency exchange contracts outstanding as of December 31, 2015 have terms of one month or less. We do not enter into forward currency exchange contracts for speculation or trading purposes.

Revenue Recognition – The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured.

Generally, ownership of and title to the Company’s finished products passes to customers upon delivery of the products to customers.  Certain of the Company’s distributors may also perform a separate function as a co-packer on the Company’s behalf. In such cases, ownership of and title to the Company’s products that are co-packed on the Company’s behalf by those co-packers who are also distributors, passes to such distributors when the Company is notified by them that they have taken transfer or possession of the relevant portion of the Company’s finished goods.

Revenue for the Concentrate Segment is generally recognized when title to the concentrate is transferred to the customer. In particular, title to the concentrate usually passes upon shipment to the customers’ locations, as determined by the specific sales terms of the transactions.

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

Cost of Sales – Cost of sales consists of the costs of concentrates and/or beverage bases, the costs of raw materials utilized in the manufacture of products, co-packing fees, repacking fees, in-bound freight charges, as well as certain internal transfer costs, warehouse expenses incurred prior to the manufacture of the Company’s finished products and certain quality control costs. Raw materials account for the largest portion of the cost of sales.  Raw materials include cans, bottles, other containers, flavors, ingredients and packaging materials.

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

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside our control and involve a number of risks, uncertainties and other factors, that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

·	Our ability to recognize any and/or all of the benefits from the TCCC Transaction;
·	The effect of our extensive commercial arrangements with TCCC on our future performance;
·	The effect of TCCC becoming one of our significant shareholders and the potential divergence of TCCC’s interests from those of our other shareholders;
·

Our ability to successfully transfer the distribution of our Monster Energy® brand energy drinks in certain existing domestic and international territories to bottlers/distributors within the TCCC distribution system on terms beneficial to us;

·	Our ability to successfully enter into new distribution agreements with bottlers/distributors within the TCCC distribution system for new international territories;
·	Disruption in distribution or sales and/or decline in sales due to the termination and/or appointment of existing and/or new domestic and/or international distributors;
·	Lack of anticipated demand for our products in domestic and/or international markets;

·	Unfavorable regulations, including taxation requirements, product registration requirements, tariffs, trade restrictions, container size limitations and/or ingredient restrictions;
·

The effect of inquiries from and/or actions by state attorneys general, the Federal Trade Commission (the “FTC”), the FDA, municipalities or city attorneys and/or other government agencies and/or quasi-government agencies and/or government officials, including members of Congress, into the advertising, marketing, promotion, ingredients, sale and/or consumption of our energy drink products, including voluntary and/or required changes to our business practices;

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

·	The current uncertainty and volatility in the national and global economy;
·	Our ability to address any significant deficiencies or material weakness in our internal controls over financial reporting;
·	Our ability to continue to generate sufficient cash flows to support capital expansion plans and general operating activities;
·	Decreased demand for our products resulting from changes in consumer preferences and/or from decreased consumer discretionary spending power and/or from higher gasoline prices;
·	Changes in demand that are weather related;
·	Competitive products and pricing pressures and our ability to gain or maintain our share of sales in the marketplace as a result of actions by competitors;
·	Our ability to introduce new products;
·	An inability to achieve volume growth through product and packaging initiatives;
·	Our ability to sustain the current level of sales and/or increase the sales of our Monster Energy® brand energy drinks and/or our other products, including the Strategic Brands acquired from TCCC;
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

·

Our ability to comply with and/or resulting lower consumer demand for energy drinks due to proposed and/or future U.S. federal, state and local laws and regulations and/or proposed or existing laws and regulations in certain foreign jurisdictions and/or any changes therein, including changes in taxation requirements (including tax rate changes, new tax laws, new and/or increased excise and/or sales and/or other taxes on our products and revised tax law interpretations) and environmental laws, as well as the FD&C Act, including as amended by the Dietary Supplement Health and Education Act, and regulations made thereunder or in connection therewith, as well as changes in any other food, drug or similar laws in the United States and internationally, especially those that may restrict the sale of energy drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limit caffeine content in beverages, require certain product labeling disclosures and/or warnings, impose excise taxes, limit product sizes, or impose age restrictions for the sale of energy drinks, as well as laws and regulations or rules made or enforced by the FDA, and/or the Bureau of Alcohol, Tobacco and Firearms and Explosives, and/or the Federal Trade Commission;

·

Our ability to satisfy all criteria set forth in any model energy drink guidelines, including, without limitation, those adopted by the American Beverage Association, of which the Company is a member, and/or any international beverage association and the impact on the Company of such guidelines;

·	Disruptions in the timely import or export of our products and/or ingredients due to port strikes and related labor issues;
·	The effect of unfavorable or adverse public relations and/or press and/or articles, comments and/or media attention;
·

Changes in the cost, quality and availability of containers, packaging materials, aluminum, the Midwest and other premiums, raw materials and other ingredients and juice concentrates, and our ability to obtain and/or maintain favorable supply arrangements and relationships and procure timely and/or sufficient production of all or any of our products to meet customer demand;

·	The impact of corporate activity among the limited number of suppliers from whom we purchase certain raw materials on our cost of sales;
·	Our ability to pass on to our customers all or a portion of any increases in the costs of raw materials and/or ingredients and/or commodities and/or other cost inputs affecting our business;
·

Our ability to achieve both internal domestic and international forecasts, which may be based on projected volumes and sales of many product types and/or new products, certain of which are more profitable than others; there can be no assurance that we will achieve projected levels of sales as well as forecasted product and/or geographic mixes;

·	Our ability to penetrate new domestic and/or international markets and/or gain approval or mitigate the delay in securing approval for the sale of our products in various countries;
·	Economic or political instability in one or more of our international markets;
·	The effectiveness of sales and/or marketing efforts by us and/or the distributors of our products, most of which distribute products that are competitive with our products;
·

Unilateral decisions by distributors, convenience chains, grocery chains, mass merchandisers, specialty chain stores, club stores and other customers to discontinue carrying all or any of our products that they are carrying at any time and/or restrict the range of our products they carry and/or devote less resources to the sale of our products;

·	The costs and/or effectiveness, now or in the future, of our advertising, marketing and promotional strategies;
·	The success of our sports marketing endeavors both domestically and internationally;
·	Changes in product category consumption;
·	Unforeseen economic and political changes;
·	Possible recalls of our products and/or defective production;
·	Our ability to make suitable arrangements for the co-packing of any of our products both domestically and internationally and/or the timely replacement of discontinued co-packing arrangements;
·	Our ability to make suitable arrangements for the timely procurement of non-defective raw materials;
·	Our inability to protect and/or the loss of our intellectual property rights and/or our inability to use our trademarks and/or trade names or designs in certain countries;

·	Volatility of stock prices which may restrict stock sales, stock purchases or other opportunities;
·	Provisions in our organizational documents and/or control by insiders which may prevent changes in control even if such changes would be beneficial to other stockholders;
·	The failure of our bottlers and/or contract packers to manufacture our products on a timely basis or at all;
·	Exposure to significant liabilities due to litigation, legal or regulatory proceedings;
·	Any disruption in and/or lack of effectiveness of our information technology systems, including a breach of cyber security, that disrupts our business or negatively impacts customer relationships; and
·	Recruitment and retention of senior management, other key employees and our employee base in general.

The foregoing list of important factors and other risks detailed from time to time in our reports filed with the Securities and Exchange Commission is not exhaustive.  See “Part I, Item 1A – Risk Factors,” for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements.  Other unknown or unpredictable factors also could harm our results. Consequently, our actual results could be materially different from the results described or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections, and may be better or worse than anticipated. Given these uncertainties, you should not rely on forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our financial position is routinely subject to a variety of risks.  The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are fluctuations in commodity prices affecting the costs of our raw materials (including, but not limited to, increases in the costs of juice concentrates, increases in the price of aluminum for cans, as well as cane sugar and other sweeteners, glucose, sucrose, milk, cream and protein, all of which are used in some or many of our products), fluctuations in energy and fuel prices, and limited availability of certain raw materials. We generally do not use hedging agreements or alternative instruments to manage the risks associated with securing sufficient ingredients or raw materials. We are also subject to market risks with respect to the cost of commodities because our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate.

We do not use derivative financial instruments to protect ourselves from fluctuations in interest rates and do not hedge against fluctuations in commodity prices.

Our gross sales to customers outside of the United States were approximately 23% of consolidated gross sales for the years ended December 31, 2015 and 2014. Our growth strategy includes expanding our international business. As a result, we are subject to risks from changes in foreign currency exchange rates. During the year ended December 31, 2015, we entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts entered into by us as of December 31, 2015 have terms of one month or less. We do not enter into forward currency exchange contracts for speculation or trading purposes.

We have not designated our foreign currency exchange contracts as hedge transactions under ASC 815. Therefore, gains and losses on our foreign currency exchange contracts are recognized in other expense, net, in the consolidated statements of income, and are largely offset by the changes in the fair value of the underlying economically hedged item. We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates as of December 31, 2015 to be significant.

As of December 31, 2015, we had $2,175.4 million in cash and cash equivalents and $760.0 million in short-term and long-term investments including U.S. treasuries, certificates of deposit and municipal securities which may have an auction reset feature. Certain of these investments are subject to general credit, liquidity, market and interest rate risks.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required to be furnished in response to this ITEM 8 follows the signature page and Index to Exhibits hereto at pages 73 through 120.

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

Management’s Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our management’s evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Our internal control over financial reporting as of December 31, 2015, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Monster Beverage Corporation
Corona, California

We have audited the internal control over financial reporting of Monster Beverage Corporation and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 29, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
February 29, 2016

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding our directors is included under the caption “Proposal One – Election of Directors” in our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015 (the “2016 Proxy Statement”) and is incorporated herein by reference.

Information concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2016 Proxy Statement and is incorporated herein by reference.

Information concerning the Audit Committee and the Audit Committee Financial expert is reported under the caption “Audit Committee; Report of the Audit Committee; Duties and Responsibilities” in our 2016 Proxy Statement and is incorporated herein by reference.

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

Monster Beverage Corporation

1 Monster Way

Corona, CA 92879

(951) 739-6200

(800) 426-7367

ITEM 11.        EXECUTIVE COMPENSATION

Information concerning the compensation of our directors and executive officers and Compensation Committee Interlocks and Insider Participation is reported under the captions “Compensation Discussion and Analysis,” and “Compensation Committee,” respectively, in our 2016 Proxy Statement and is incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The disclosure set forth in Item 5, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities”, of this report is incorporated herein.

Information concerning the beneficial ownership of the Company’s Common Stock of (a) those persons known to the Company to be the beneficial owners of more than 5% of the Company’s common stock; (b) each of the Company’s directors and nominees for director; and (c) the Company’s executive officers and all of the Company’s current directors and executive officers as a group is reported under the caption “Principal Stockholders and Security Ownership of Management” in our 2016 Proxy Statement and is incorporated herein by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is reported under the caption “Certain Relationships and Related Transactions and Director Independence” in our 2016 Proxy Statement and is incorporated herein by reference.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning our accountant fees and our Audit Committee’s pre-approval of audit and permissible non-audit services of independent auditors is reported under the captions “Principal Accounting Firm Fees” and “Pre-Approval of Audit and Non-Audit Services,” respectively, in our 2016 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION

/s/ RODNEY C. SACKS	Rodney C. Sacks	Date: February 29, 2016
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RODNEY C. SACKS	Chairman of the Board of	February 29, 2016
Rodney C. Sacks	Directors and Chief Executive Officer (principal executive officer)

/s/ HILTON H. SCHLOSBERG	Vice Chairman of the Board of	February 29, 2016
Hilton H. Schlosberg	Directors, President, Chief Operating Officer, Chief Financial Officer and Secretary (principal financial officer, controller and principal accounting officer)

/s/ NORMAN C. EPSTEIN	Director	February 29, 2016
Norman C. Epstein

/s/ MARK J. HALL	Director	February 29, 2016
Mark J. Hall

/s/ GARY P. FAYARD	Director	February 29, 2016
Gary P. Fayard

/s/ BENJAMIN M. POLK	Director	February 29, 2016
Benjamin M. Polk

/s/ SYDNEY SELATI	Director	February 29, 2016
Sydney Selati

/s/ HAROLD C. TABER, JR.	Director	February 29, 2016
Harold C. Taber, Jr.

/s/ MARK S. VIDERGAUZ	Director	February 29, 2016
Mark S. Vidergauz

/s/ KATHY N WALLER	Director	February 29, 2016
Kathy N. Waller

INDEX TO EXHIBITS

The following designated exhibits, as indicated below, are either filed or furnished, as applicable herewith or have heretofore been filed or furnished with the Securities and Exchange Commission under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, as indicated by footnote.

2.1

Transaction Agreement, dated as of August 14, 2014, by and among Monster Beverage Corporation, New Laser Corporation, New Laser Merger Corp, The Coca-Cola Company and European Refreshments (incorporated by reference to Exhibit 2.1 to our Form 8-K dated August 18, 2014).

2.2

Asset Transfer Agreement, dated as of August 14, 2014, by and among Monster Beverage Corporation, New Laser Corporation and The Coca-Cola Company Refreshments (incorporated by reference to Exhibit 2.2 to our Form 8-K dated August 18, 2014).

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to our Form 8-K dated June 18, 2015).
3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to our Form 8-K dated June 18, 2015).
10.1

Amended and Restated Distribution Coordination Agreement, dated as of June 12, 2015, between Monster Energy Company and The Coca-Cola Company (incorporated by reference to Exhibit 10.1 to our 10-Q dated August 10, 2015).

10.2

Amended and Restated International Distribution Coordination Agreement, dated as of June 12, 2015, between Monster Energy Ltd. and Monster Energy Company and The Coca-Cola Company (incorporated by reference to Exhibit 10.2 to our 10-Q dated August 10, 2015).

10.3+

Form of Amendment to Stock Option Agreement (relating to the amendment of certain stock option agreements between Hansen Natural Corporation and its executive officers and directors) (incorporated by reference to Exhibit 10.1 to our Form 8-K dated January 8, 2007).

10.4	Form of Indemnification Agreement (to be provided by Hansen Natural Corporation to its directors) (incorporated by reference to Exhibit 10.1 to our Form 8-K dated November 14, 2005).
10.5+	Stock Option Agreement between Hansen Natural Corporation and Harold Taber (made as of November 11, 2005) (incorporated by reference to Exhibit 10.42 to our Form 10-K dated March 15, 2006).
10.6+	Stock Option Agreement between Hansen Natural Corporation and Hilton H. Schlosberg (made as of November 11, 2005) (incorporated by reference to Exhibit 10.46 to our Form 10-K dated March 15, 2006).
10.7+	Stock Option Agreement between Hansen Natural Corporation and Rodney C. Sacks (made as of November 11, 2005) (incorporated by reference to Exhibit 10.47 to our Form 10-K dated March 15, 2006).
10.8+	Hansen Natural Corporation 2001 Amended and Restated Stock Option Plan (incorporated by reference to Exhibit A to our Proxy Statement dated September 25, 2007).
10.9	Business Loan Agreement between Hansen Beverage Company and Comerica Bank (incorporated by reference to Exhibit 10.1 to our Form 10-Q dated August 9, 2007).
10.10

Monster Energy International Distribution Agreement, dated October 3, 2008, between Tauranga Ltd, trading as Monster Energy, and Coca-Cola Enterprises Inc. (incorporated by reference to exhibit 10.5 to our Form 10-Q dated November 10, 2008).

10.11

Monster Energy Belgium Distribution Agreement, dated October 3, 2008, between Tauranga Ltd, trading as Monster Energy, and Coca-Cola Enterprises Inc. (incorporated by reference to Exhibit 10.6 to our Form 10-Q dated November 10, 2008).

10.12+	Stock Option Agreement between Hansen Natural Corporation and Rodney C. Sacks (made as of June 2, 2008) (incorporated by reference to Exhibit 10.44 to our Form 10-K dated March 1, 2010).
10.13A+

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
10.15A+

Amendment to Stock Option Agreement between Hansen Natural Corporation and Hilton H. Schlosberg (made as of August 2, 2008) (incorporated by reference to Exhibit 10.45A to our Form 10-K dated March 1, 2010).

10.16+	Stock Option Agreement between Hansen Natural Corporation and Thomas J. Kelly (made as of June 2, 2008) (incorporated by reference to Exhibit 10.47 to our Form 10-K dated March 1, 2010).
10.17+	2009 Hansen Natural Corporation Stock Incentive Plan for Non-Employee Directors (incorporated by reference to Exhibit A to our Proxy Statement dated April 24, 2009).
10.18+	Stock Option Agreement between Hansen Natural Corporation and Thomas J. Kelly (made as of June 1, 2009) (incorporated by reference to Exhibit 10.49 to our Form 10-K dated March 1, 2010).
10.19+	Stock Option Agreement between Hansen Natural Corporation and Rodney C. Sacks (made as of December 1, 2009) (incorporated by reference to Exhibit 10.51 to our Form 10-K dated March 1, 2010).
10.20+	Stock Option Agreement between Hansen Natural Corporation and Hilton H. Schlosberg (made as of December 1, 2009) (incorporated by reference to exhibit 10.52 to our Form 10-K dated March 1, 2010).
10.21+	Stock Option Agreement between Hansen Natural Corporation and Mark J. Hall (made as of December 1, 2009) (incorporated by reference to Exhibit 10.53 to our Form 10-K dated March 1, 2010).
10.22+	Stock Option Agreement between Hansen Natural Corporation and Thomas J. Kelly (made as of December 1, 2009) (incorporated by reference to Exhibit 10.55 to our Form 10-K dated March 1, 2010).
10.23+	Stock Option Agreement between Hansen Natural Corporation and Thomas J. Kelly (made as of December 1, 2010) (incorporated by reference to Exhibit 10.53 to our Form 10-K dated March 1, 2011).
10.24+	Stock Option Agreement between Hansen Natural Corporation and Mark J. Hall (made as of December 1, 2010) (incorporated by reference to Exhibit 10.54 to our Form 10-K dated March 1, 2011).
10.25+

Form of Restricted Stock Unit Agreement pursuant to the 2009 Hansen Natural Corporation Stock Incentive Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.55 to our Form 10-K dated March 1, 2011).

10.26+	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to our Form 10-Q dated August 9, 2011).
10.27+	Monster Beverage Corporation 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K dated May 24, 2011).
10.28+	Agreement between the Company and Mark Hall, dated March 12, 2015 (incorporated by reference to Exhibit 10.1 to our Form 10-Q dated May 11, 2015).
10.29+	Employment Agreement between Monster Beverage Corporation and Rodney C. Sacks (incorporated by reference to Exhibit 10.1 to our Form 8-K dated March 19, 2014).

10.30+	Employment Agreement between Monster Beverage Corporation and Hilton H. Schlosberg (incorporated by reference to Exhibit 10.2 to our Form 8-K dated March 19, 2014).
21*	Subsidiaries
23*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification by CEO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2*	Certification by CFO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1*	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2*	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101*

The following materials from Monster Beverage Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) the Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (vi) the Notes to Consolidated Financial Statements.

*     Filed herewith.

+     Management contract or compensatory plans or arrangements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Monster Beverage Corporation
Corona, California

We have audited the accompanying consolidated balance sheets of Monster Beverage Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Monster Beverage Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2016, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
February 29, 2016

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2015 AND 2014 (In Thousands, Except Par Value)

	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,175,417	$370,323
Short-term investments	744,610	781,134
Accounts receivable, net	352,955	280,755
TCCC Transaction receivable	125,000	-
Inventories	156,121	174,573
Prepaid expenses and other current assets	26,967	19,673
Intangibles held-for-sale, net	-	18,079
Prepaid income taxes	1,532	8,617
Total current assets	3,582,602	1,653,154

INVESTMENTS	15,348	42,940
PROPERTY AND EQUIPMENT, net	97,354	90,156
DEFERRED INCOME TAXES	261,310	94,381
GOODWILL	1,279,715	-
OTHER INTANGIBLE ASSETS, net	427,986	50,748
OTHER ASSETS	10,874	7,496
Total Assets	$5,675,189	$1,938,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$144,763	$127,641
Accrued liabilities	81,786	40,271
Accrued promotional allowances	115,530	114,047
Accrued distributor terminations	11,018	-
Deferred revenue	32,271	49,926
Accrued compensation	22,159	17,983
Income taxes payable	106,662	5,848
Total current liabilities	514,189	355,716

DEFERRED REVENUE	351,590	68,009

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 240,000 shares authorized; 207,019 shares issued and 202,900 shares outstanding as of December 31, 2015; 207,004 shares issued and 167,722 shares outstanding as of December 31, 2014	1,035	1,035
Additional paid-in capital	3,991,857	426,145
Retained earnings	1,394,863	2,330,510
Accumulated other comprehensive loss	(21,878)	(11,453)
Common stock in treasury, at cost; 4,119 shares and 39,282 shares as of December 31, 2015 and 2014, respectively	(556,467)	(1,231,087)
Total stockholders’ equity	4,809,410	1,515,150
Total Liabilities and Stockholders’ Equity	$5,675,189	$1,938,875

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(In Thousands, Except Per Share Amounts)

	2015	2014	2013

NET SALES	$2,722,564	$2,464,867	$2,246,428

COST OF SALES	1,090,263	1,125,057	1,073,497

GROSS PROFIT	1,632,301	1,339,810	1,172,931

OPERATING EXPENSES	900,118	592,305	600,015

GAIN ON SALE OF MONSTER NON-ENERGY (NOTE 2)	161,470	-	-

OPERATING INCOME	893,653	747,505	572,916

OTHER EXPENSE, NET	(2,105)	(1,717)	(9,022)

INCOME BEFORE PROVISION FOR INCOME TAXES	891,548	745,788	563,894

PROVISION FOR INCOME TAXES	344,815	262,603	225,233

NET INCOME	$546,733	$483,185	$338,661

NET INCOME PER COMMON SHARE:
Basic	$2.90	$2.89	$2.03
Diluted	$2.84	$2.77	$1.95

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	188,816	167,257	166,679
Diluted	192,586	174,285	173,387

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013 (In Thousands)

	2015	2014	2013
Net income, as reported	$546,733	$483,185	$338,661
Other comprehensive (loss) income:
Change in foreign currency translation adjustment, net of tax	(10,425)	(10,220)	(1,782)
Available-for-sale investments:
Change in net unrealized gains	-	-	-
Reclassification adjustment for net gains included in net income	-	-	(1,525)
Net change in available-for-sale investments	-	-	(1,525)
Other comprehensive (loss) income	(10,425)	(10,220)	(3,307)
Comprehensive income	$536,308	$472,965	$335,354

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013 (In Thousands)

					Accumulated
			Additional		Other			Total
	Common stock		Paid-in	Retained	Comprehensive	Treasury stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance, January 1, 2013	203,759	$1,019	$287,953	$1,508,664	$2,074	(37,983)	$(1,155,313)	$644,397

Stock-based compensation	-	-	28,528	-	-	-	-	28,528

Exercise of stock options	2,255	11	21,240	-	-	-	-	21,251

Excess tax benefits from share based payment arrangements	-	-	30,348	-	-	-	-	30,348

Repurchase of common stock	-	-	-	-	-	(1,209)	(67,599)	(67,599)

Foreign currency translation	-	-	-	-	(1,782)	-	-	(1,782)

Reclassification adjustment for net gains included in net income	-	-	-	-	(1,525)	-	-	(1,525)

Net income	-	-	-	338,661	-	-	-	338,661

Balance, December 31, 2013	206,014	$1,030	$368,069	$1,847,325	$(1,233)	(39,192)	$(1,222,912)	$992,279

Stock-based compensation	-	-	28,989	-	-	-	-	28,989

Exercise of stock options	990	5	17,163	-	-	-	-	17,168

Excess tax benefits from share based payment arrangements	-	-	11,924	-	-	-	-	11,924

Repurchase of common stock	-	-	-	-	-	(90)	(8,175)	(8,175)

Foreign currency translation	-	-	-	-	(10,220)	-	-	(10,220)

Net income	-	-	-	483,185	-	-	-	483,185

Balance, December 31, 2014	207,004	$1,035	$426,145	$2,330,510	$(11,453)	(39,282)	$(1,231,087)	$1,515,150

Stock-based compensation	-	-	32,719	-	-	-	-	32,719

Exercise of stock options	7,425	37	49,291	-	-	-	-	49,328

Issuance of common stock	34,041	170	3,168,965	-	-	-	-	3,169,135

Excess tax benefits from share based payment arrangements	-	-	314,737	-	-	-	-	314,737

Repurchase of common stock	-	-	-	-	-	(6,288)	(807,967)	(807,967)

Cancellation of treasury stock	(41,451)	(207)	-	(1,482,380)	-	41,451	1,482,587	-

Foreign currency translation	-	-	-	-	(10,425)	-	-	(10,425)

Net income	-	-	-	546,733	-	-	-	546,733

Balance, December 31, 2015	207,019	$1,035	$3,991,857	$1,394,863	$(21,878)	(4,119)	$(556,467)	$4,809,410

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013 (In Thousands)

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$546,733	$483,185	$338,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,860	25,651	22,762
(Gain) loss on disposal of property and equipment	193	(408)	506
Gain on sale of Monster Non-Energy	(161,470)	-	-
Stock-based compensation	32,719	28,552	28,764
Loss on put option	250	842	838
Gain on investments, net	(250)	(801)	(3,553)
Deferred income taxes	(302,424)	(9,846)	(7,074)
Excess tax benefit from stock-based compensation	(314,737)	(11,924)	(30,348)
Effect on cash of changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(77,331)	(14,290)	(42,901)
Distributor receivables	600	4,580	(7,382)
Inventories	(7,068)	42,763	(21,552)
Prepaid expenses and other current assets	(9,713)	888	(4,501)
Prepaid income taxes	5,921	157	24,008
Accounts payable	20,864	11,282	(8,204)
Accrued liabilities	43,312	3,019	2,265
Accrued promotional allowances	7,009	20,530	8,932
Accrued distributor terminations	11,196	(2,338)	1,552
Accrued compensation	4,507	3,394	1,970
Income taxes payable	415,446	8,438	34,308
Deferred revenue	(38,631)	(8,107)	2,982
Net cash provided by operating activities	207,986	585,567	342,033

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of held-to-maturity investments	2,089,788	710,294	256,843
Sales of available-for-sale investments	4,001	-	5,793
Sales of trading investments	4,160	13,075	2,250
Proceeds from the transfer of distribution rights to TCCC	179,658	-	-
Proceeds from the sale of Monster Non-Energy	198,008	-	-
Proceeds from sale of property and equipment	926	963	9,022
Purchases of held-to-maturity investments	(2,033,584)	(1,130,601)	(557,419)
Purchases of available-for-sale investments	-	(4,001)	-
Purchases of property and equipment	(35,605)	(27,952)	(40,762)
Additions to intangibles	(6,888)	(3,411)	(11,175)
(Increase) decrease in other assets	(398)	1,230	(4,360)
Net cash provided by (used in) investing activities	400,066	(440,403)	(339,808)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(1,083)	(1,619)	(1,887)
Excess tax benefit from stock-based compensation	314,737	11,924	30,348
Issuance of common stock	1,696,661	17,168	21,252
Purchases of common stock held in treasury	(807,967)	(8,175)	(67,599)
Net cash provided by (used in) financing activities	1,202,348	19,298	(17,886)

Effect of exchange rate changes on cash and cash equivalents	(5,306)	(5,488)	4,496

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,805,094	158,974	(11,165)
CASH AND CASH EQUIVALENTS, beginning of year	370,323	211,349	222,514
CASH AND CASH EQUIVALENTS, end of year	$2,175,417	$370,323	$211,349

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$29	$34	$49
Income taxes	$224,928	$267,251	$174,278

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS:

During the years ended December 31, 2015, 2014 and 2013, the Company entered into capital leases of $1.5 million, $0.8 million and $2.6 million, respectively, for the acquisition of promotional vehicles.

Included in accounts payable was equipment purchased of $0.6 million, $0.7 million and $0.1 million as of December 31, 2015, 2014 and 2013, respectively.

During the year ended December 31, 2015, the Company issued 11.8 million shares of the Company’s common stock in exchange for KO Energy (see Note 2).

During the year ended December 31, 2015, in connection with the TCCC Transaction (as defined in Note 2), $125.0 million relating to the transfer of certain distribution rights was deposited into and remains in escrow pending certain transition milestones (see Note 2).

During the year ended December 31, 2015, the Company cancelled 41.5 million shares of treasury stock (see Note 13). Amounts previously recorded as treasury stock were netted against common stock and retained earnings.

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

1.                                    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Monster Beverage 1990 Corporation (formerly Monster Beverage Corporation) (“Old Monster”) was incorporated in Delaware on April 25, 1990. As a result of the TCCC Transaction (as defined and described in Note 2 below), Old Monster effected a holding company reorganization on June 12, 2015, pursuant to which it became a wholly owned subsidiary of New Laser Corporation, which then changed its name to “Monster Beverage Corporation”. Monster Beverage Corporation (the “Company”) is a holding company and has no operating business except through its consolidated subsidiaries.

Nature of Operations – The Company develops, markets, sells and distributes energy drink beverages and/or concentrates for energy drink beverages, primarily under the following brand names: Monster Energy®, Monster Rehab®, Monster Energy Extra Strength Nitrous Technology®, Java Monster®, Muscle Monster®, Mega Monster Energy®, Punch Monster®, Juice Monster®, M3®, Ubermonster®, BU®, Nalu®, NOS®, Full Throttle®, Burn®, Mother®, Ultra®, Play® and Power Play®, Gladiator®, Relentless®, Samurai® and BPM. Through June 12, 2015, the Company also developed, marketed, sold and distributed “alternative” beverage category beverages under the following brand names: Peace Tea®, Hansen’s®, Hansen’s Natural Cane Soda®, Junior Juice®, Blue Sky® and Hubert’s®. These brands were transferred to The Coca-Cola Company (“TCCC”) as part of the TCCC Transaction (as defined and described in Note 2 below).

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

Business Combinations – Business acquisitions are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations”.  ASC 805 requires the reporting entity to identify the acquirer, determine the acquisition date, recognize and measure the identifiable tangible and intangible assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity, and recognize and measure goodwill or a gain from the purchase. The acquiree’s results are included in the Company’s consolidated financial statements from the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. Adjustments to fair value assessments are recorded to goodwill over the measurement period (not longer than twelve months). The acquisition method also requires that acquisition-related transaction and post-acquisition restructuring costs be charged to expense and requires the Company to recognize and measure certain assets and liabilities including those arising from contingencies and contingent consideration in a business combination.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Investments – The Company’s investments in debt securities are classified as either held-to-maturity, available-for-sale or trading, in accordance with ASC 320. Held-to-maturity securities are those securities that the Company has the positive intent and ability to hold until maturity. Trading securities are those securities that the Company intends to sell in the near term. All other securities not included in the held-to-maturity or trading category are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost which approximates fair market value. Trading securities are carried at fair value with unrealized gains and losses charged to earnings. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded within accumulated other comprehensive loss as a separate component of stockholders’ equity. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available (see Note 4). Under ASC 320-10-35, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference being defined as the “Credit Loss”) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or will be required, to sell the security before recovery of the security’s amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of Credit Loss if the investor does not intend to sell the security, and will not be required to sell the security, before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive loss, net of applicable taxes. The Company evaluates whether the decline in fair value of its investments is other-than-temporary at each quarter-end. This evaluation consists of a review by management, and includes market pricing information and maturity dates for the securities held, market and economic trends in the industry and information on the issuer’s financial condition and, if applicable, information on the guarantors’ financial condition. Factors considered in determining whether a loss is temporary include the length of time and extent to which the investment’s fair value has been less than its cost basis, the financial condition and near-term prospects of the issuer and guarantors, including any specific events which may influence the operations of the issuer and our intent and ability to retain the investment for a reasonable period of time sufficient to allow for any anticipated recovery of fair value.

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

Other Intangibles – Other Intangibles are comprised primarily of trademarks that represent the Company’s exclusive ownership of the Monster Energy®, ®, Monster Rehab®, Java Monster®, Unleash the Beast®, Monster Energy Extra Strength Nitrous Technology®, Muscle Monster®, Mega Monster Energy®, Punch Monster®, Juice Monster®, M3®, Ubermonster®, BU®, Nalu®, NOS®, Full Throttle®, Burn®, Mother®, Ultra®, Play® and Power Play®, Gladiator®, Relentless®, Samurai® and BPM® trademarks, all used in connection with the manufacture, sale and distribution of beverages. The Company also owns in its own right a number of other trademarks in the United States, as well as in a number of countries around the world. In accordance with ASC 350, intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of its indefinite-lived assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. The Company amortizes its trademarks with finite useful lives over their respective useful lives. For the fiscal years ended December 31, 2015, 2014 and 2013, there were no impairments recorded.

Long-Lived Assets – Management regularly reviews property and equipment and other long-lived assets, including certain definite-lived intangible assets, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  If there is indication of impairment, management then prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated using the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. For the fiscal years ended December 31, 2015, 2014 and 2013, there were no impairment indicators identified. Long-lived assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell.

Foreign Currency Translation and Transactions – The accounts of the Company’s foreign subsidiaries are translated in accordance with ASC 830. Foreign currency transaction gains and losses are recognized in other expense, net, at the time they occur. Net foreign currency exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries whose functional currency is

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

not the U.S. dollar are recorded as a part of accumulated other comprehensive loss in stockholders’ equity. Unrealized foreign currency exchange gains and losses on certain intercompany transactions that are of a long-term investment nature (i.e., settlement is not planned or anticipated in the foreseeable future) are also recorded in accumulated other comprehensive loss in stockholders’ equity. During the years ended December 31, 2015 and 2014, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries non-functional currency denominated assets and liabilities. All foreign currency exchange contracts outstanding as of December 31, 2015 have terms of one month or less. We do not enter into forward currency exchange contracts for speculation or trading purposes.

The Company has not designated its foreign currency exchange contracts as hedge transactions under ASC 815. Therefore, gains and losses on the Company’s foreign currency exchange contracts are recognized in other expense, net, in the consolidated statements of income, and are largely offset by the changes in the fair value of the underlying economically hedged item. For the years ended December 31, 2015, 2014 and 2013, aggregate foreign currency transaction losses, including the gains or losses on forward currency exchange contracts, amounted to $5.5 million, $3.4 million and $12.9 million, respectively, and have been recorded in other expense, net in the accompanying consolidated statements of income.

Revenue Recognition – The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured.

Generally, ownership of and title to the Company’s finished products passes to customers upon delivery of the products to customers.  Certain of the Company’s distributors may also perform a separate function as a co-packer on the Company’s behalf. In such cases, ownership of and title to the Company’s products that are co-packed on the Company’s behalf by those co-packers who are also distributors, passes to such distributors when the Company is notified by them that they have taken transfer or possession of the relevant portion of the Company’s finished goods.

Revenue for the Concentrate Segment is generally recognized when title to the concentrate is transferred to the customer. In particular, title to the concentrate usually passes upon shipment to the customers’ locations, as determined by the specific sales terms of the transactions.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Cost of Sales – Cost of sales consists of the costs of concentrates and/or beverage bases, the costs of raw materials utilized in the manufacture of products, co-packing fees, repacking fees, in-bound freight charges, as well as certain internal transfer costs, warehouse expenses incurred prior to the manufacture of the Company’s finished products and certain quality control costs. Raw materials account for the largest portion of the cost of sales.  Raw materials include cans, bottles, other containers, flavors, ingredients and packaging materials.

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

Freight-Out Costs – For the years ended December 31, 2015, 2014 and 2013, freight-out costs amounted to $87.0 million, $92.7 million and $84.0 million, respectively, and have been recorded in operating expenses in the accompanying consolidated statements of income.

Advertising and Promotional Expenses – The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. A significant amount of the Company’s promotional expenses result from payments under endorsement and sponsorship contracts. Accounting for endorsement and sponsorship payments is based upon specific contract provisions. Generally, endorsement and sponsorship payments are expensed on a straight-line basis over the term of the contract after giving recognition to periodic performance compliance provisions of the contracts. Advertising and promotional expenses, including but not limited to production costs, amounted to $209.7 million, $171.5 million and $181.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. Advertising and promotional expenses are included in operating expenses in the accompanying consolidated statements of income.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Stock-Based Compensation – The Company accounts for stock-based compensation under the provisions of ASC 718.  The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula. Stock-based compensation cost for restricted stock awards and restricted stock units is measured based on the closing fair market value of the Company’s common stock at the date of grant. In the event that the Company has the option and intent to settle a restricted stock unit in cash, the award is classified as a liability and revalued at each balance sheet date. (See Note 14).

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

TCCC, through certain wholly-owned subsidiaries (the “TCCC Subsidiaries”), accounted for approximately 42%, 29% and 29% of the Company’s net sales for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Recent Accounting Pronouncements – In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes”. The amendments under

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

the new guidance require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company adopted the standards update effective December 31, 2015, electing to apply it retrospectively to all periods presented. As a result, current assets in the consolidated balance sheet as of December 31, 2014 were reduced by $40.3 million.

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

2.                                    ACQUISITIONS AND DIVESTITURES

On June 12, 2015, Old Monster completed the transactions contemplated by the definitive agreements entered into with TCCC on August 14, 2014, which provided for a long-term strategic relationship in the global energy drink category (the “TCCC Transaction”).

Also, on June 12, 2015, Old Monster effected a holding company reorganization in connection with the TCCC Transaction by merging New Laser Merger Corp., a wholly owned subsidiary of the Company, into Old Monster, with Old Monster surviving as a wholly owned subsidiary of the Company (the “Holding Company Reorganization”), and the Company changed its name from New Laser Corporation to “Monster Beverage Corporation.”

In the Holding Company Reorganization, each Old Monster common share, par value $0.005 per share, outstanding immediately prior to the consummation of the Holding Company Reorganization (other than any Old Monster common shares that were owned by Old Monster immediately prior to the closing of the TCCC Transaction, which were cancelled (see Note 13)), was converted automatically into the right to receive one Company common share, par value $0.005 per share. In addition, upon consummation of the Holding Company Reorganization:

·                 each unexercised and unexpired stock option then outstanding under any equity compensation plan of Old Monster, whether or not then exercisable, ceased to represent a right to acquire Old Monster common shares and was converted automatically into a right to acquire the same number of Company common shares, on the same terms and conditions as were applicable under such Old Monster stock option; and

·                 each share of restricted stock and each restricted stock unit of Old Monster granted under all outstanding equity compensation plans ceased to represent or relate to Old Monster common shares and was converted automatically to represent or relate to Company common shares, on the same terms and conditions as were applicable to such Old Monster restricted stock and restricted stock units (including the vesting or other lapse restrictions (without acceleration thereof by virtue of the Holding Company Reorganization and the TCCC Transaction)).

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

Immediately after the effective time of the Holding Company Reorganization, (1) the Company issued to TCCC 34,040,534 newly issued Company common shares representing approximately 16.7% of the total number of outstanding Company common shares (after giving effect to such issuance) (the “New Issuance”) and TCCC appointed two individuals to the Company’s Board of Directors, (2) TCCC transferred all of its rights in and to TCCC’s worldwide energy drink business (“KO Energy”) to the Company, (3) Old Monster transferred all of its rights in and to its non-energy drink business (“Monster Non-Energy”) to TCCC, (4) the Company and TCCC amended the distribution coordination agreements

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

previously existing between them to govern the transition of third parties’ rights to distribute the Company’s energy products in most territories in the U.S. to members of TCCC’s distribution network, which consists of owned or controlled bottlers/distributors and independent bottlers/distributors, and (5) TCCC and one of its subsidiaries made an aggregate net cash payment to the Company of $2.15 billion, $125.0 million of which is currently held in escrow as described below, pursuant to an escrow agreement (the “Escrow Agreement”), subject to release upon the achievement of milestones relating to the transition of distribution rights to TCCC’s distribution network.

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

TCCC is contractually obligated to authorize payment to the Company of the funds in escrow upon achievement of the milestones referred to above. As of February 29, 2016, distribution rights in the U.S. representing approximately 89% of the target case sales have been transitioned to TCCC’s distribution network.  As a result, $125 million is currently held in escrow. The Company expects to commence steps to transition sufficient additional distribution rights, which will, in due course, result in the release of all remaining amounts held in escrow. Therefore, the Company believes that achievement of the milestones is probable.

The following table summarizes the final TCCC Transaction consideration allocation as of December 31, 2015:

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

	Identifiable Assets Acquired and Liabilities Assumed	Consideration Transferred
Equity issued to TCCC for cash (22.2 million shares issued)	$-	$1,647,333
Equity issued to TCCC for KO Energy (11.8 million shares issued)	-	1,521,802
KO Energy intangibles - trademarks (non-amortizing)	325,500	-
KO Energy intangibles - customer relationships (amortizing)	35,000	-
KO Energy intangibles - other (non-amortizing)	13,700	-
KO Energy inventories	6,144	-
KO Energy accounts payable	(2,758)	-
Goodwill	1,279,715	-
Deferred tax liability	(135,499)	-
New and amended U.S. distribution rights transferred to TCCC’s distribution network	-	304,658
Monster Non-Energy business transferred to TCCC	-	198,009
Cash and escrow receivable	2,150,000	-
Total	$3,671,802	$3,671,802

During the fourth quarter of 2015, we identified a measurement period adjustment to the Company’s previous purchase accounting estimates for the TCCC Transaction. The adjustment to the estimated values resulted from an updated assessment of the tax basis of certain KO Energy intangible assets acquired. As a result, both goodwill and the deferred tax liability were decreased by $8.1 million in the December 31, 2015 balances in the above table.

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

The following unaudited pro forma condensed combined financial information is presented as if the TCCC Transaction had closed on January 1, 2013:

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

	Year Ended December 31, 2015
				Pro Forma Adjustments
	Monster Beverage Corporation as reported¹	KO Energy²		Disposal of Monster Non- Energy³	Other	Pro Forma Combined
Net sales	$ 2,722,564	$ 138,127		$ (60,778)	$ 8,887	$ 2,808,800
Net income	546,733	100,575	[4]	(101,618)	(30,390)	515,300

	Year Ended December 31, 2014
				Pro Forma Adjustments
	Monster Beverage Corporation as reported	KO Energy		Disposal of Monster Non-Energy	Other	Pro Forma Combined
Net sales	$ 2,464,867	$ 342,432		$ (150,374)	$ 19,900	$ 2,676,825
Net income	483,185	218,456	[4]	(4,647)	(95,306)	601,688

	Year Ended December 31, 2013
				Pro Forma Adjustments
	Monster Beverage Corporation as reported	KO Energy		Disposal of Monster Non- Energy	Other	Pro Forma Combined
Net sales	$ 2,246,428	$ 330,076		$ (152,041)	$ 19,900	$ 2,444,363
Net income	338,661	183,763	[4]	1,922	(85,551)	438,795

¹Includes net sales of $143.3 million and net income of $55.2 million (tax affected) related to the acquired KO Energy assets since the date of acquisition, June 12, 2015.

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

4The $100.6 million, $218.5 million and $183.8 million of net income for KO Energy for the years ended December 31, 2015, 2014 and 2013, respectively, are presented before tax. The associated estimated provision for income taxes is included in the “Other” category.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Pro-Forma Adjustments – Other include the following:

	Year Ended December 31, 2015¹	Year Ended December 31, 2014	Year Ended December 31, 2013
Net sales:
Amortization of deferred revenue	$8,887	$19,900	$19,900

Net income:

Amortization of deferred revenue	$8,887	$19,900	$19,900
To record sales commissions	(15,470)	(38,352)	(36,969)
To record amortization of definite lived KO Energy intangibles	(3,126)	(7,000)	(7,000)

To eliminate TCCC Transaction expenses	15,495	4,824	-

Estimated provision for income taxes on pro forma adjustments	2,545	9,428	9,267

Estimated provision for income taxes on KO Energy income	(38,721)	(84,106)	(70,749)
Total	$(30,390)	$(95,306)	$(85,551)

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

3.                                    INVESTMENTS

The following table summarizes the Company’s investments at:

December 31, 2015	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held-to-Maturity
Short-term:
Commercial paper	$3,978	$-	$-	$3,978	$-	$-
Municipal securities	709,207	63	192	709,078	192	-
U.S. government agency securities	23,369	-	58	23,311	58	-
U.S. Treasuries	8,056	-	13	8,043	13	-
Long-term:
Municipal securities	11,071	-	8	11,063	8	-
U.S. government agency securities	4,277	-	25	4,252	25	-
Total	$759,958	$63	$296	$759,725	$296	$-

December 31, 2014	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held-to-Maturity
Short-term:
Commercial paper	$19,482	$-	$2	$19,480	$-	$-
Municipal securities	744,542	105	-	744,647	-	-
U.S. government agency securities	9,199	-	1	9,198	-	-
Long-term:
Municipal securities	42,940	10	-	42,950	-	-
Available-for-sale
Variable rate demand notes	4,001	-	-	4,001	-	-
Total	$820,164	$115	$3	820,276	$-	$-
Trading
Short-term:
Auction rate securities				3,910
Long-term:
Auction rate securities				-
Total				$824,186

During the years ended December 31, 2015 and 2014, realized gains or losses recognized on the sale of investments were not significant. During the year ended December 31, 2013, the Company recognized $2.5 million of realized gains on the sale of available-for-sale investments. Realized gains or losses on the sale of all other investments during the year ended December 31, 2013 were not significant.

The Company recognized a net gain through earnings on its trading securities as follows for the years ended:

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

	2015	2014	2013
Gain (loss) on transfer from available-for-sale to trading	$-	$-	$-
Gain on trading securities sold	250	978	255
(Loss) gain on trading securities held	-	(177)	816
Gain on trading securites	$250	$801	$1,071

The Company’s investments at December 31, 2015 and 2014 in commercial paper, municipal securities, U.S. government agency securities, U.S. treasuries and/or variable rate demand notes (“VRDNs”) carried investment grade credit ratings. VRDNs are floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. While they are classified as marketable investment securities, the put option allows the VRDNs to be liquidated at par on a same day, or more generally on a seven day, settlement basis. All of the Company’s investments at December 31, 2014 in municipal, educational or other public body securities with an auction reset feature (“auction rate securities”) also carried investment grade credit ratings.

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	December 31, 2015		December 31, 2014

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
Commercial paper	$3,978	$3,978	$19,482	$19,480
Municipal securities	709,207	709,078	744,542	744,647
U.S. government agency securities	23,369	23,311	9,199	9,198
U.S. Treasuries	8,056	8,043	-	-
Due 1 -10 years:
Municipal securities	11,071	11,063	42,940	42,950
U.S. government agency securities	4,277	4,252	-	-
Due 11 - 20 years:
Auction rate securities	-	-	3,910	3,910
Due 21 - 30 years:
Variable rate demand notes	-	-	4,001	4,001
Total	$759,958	$759,725	$824,074	$824,186

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

The following tables present the Company’s held-to-maturity investments at amortized cost as well as the fair value of the Company’s financial assets that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

December 31, 2015	Level 1	Level 2	Level 3	Total
Cash	$255,723	$-	$-	$255,723
Money market funds	664,005	-	-	664,005
Certificates of deposit	-	85,007	-	85,007
Commercial paper	-	430,605	-	430,605
U.S. Treasuries	-	260,035	-	260,035
Municipal securities	-	731,744	-	731,744
U.S. government agency securities	-	508,256	-	508,256
Foreign currency derivatives	-	(217)	-	(217)
Total	$919,728	$2,015,430	$-	$2,935,158

Amounts included in:
Cash and cash equivalents	$919,728	$1,255,689	$-	$2,175,417
Short-term investments	-	744,610	-	744,610
Accounts receivable, net	-	371	-	371
Investments	-	15,348	-	15,348
Accrued liabilities	-	(588)	-	(588)
Total	$919,728	$2,015,430	$-	$2,935,158

December 31, 2014	Level 1	Level 2	Level 3	Total
Cash	$196,090	$-	$-	$196,090
Money market funds	106,928	-	-	106,928
Commercial paper	-	19,482	-	19,482
Municipal securities	-	854,787	-	854,787
U.S. government agency securities	-	9,199	-	9,199
Variable rate demand notes	-	4,001	-	4,001
Auction rate securities	-	-	3,910	3,910
Put option related to auction rate securities	-	-	250	250
Foreign currency derivatives	-	(252)	-	(252)
Total	$303,018	$887,217	$4,160	$1,194,395

Amounts included in:
Cash and cash equivalents	$303,018	$67,305	$-	$370,323
Short-term investments	-	777,224	3,910	781,134
Accounts receivable, net	-	83	-	83
Investments	-	42,940	-	42,940
Prepaid expenses and other current assets	-	-	250	250
Accrued liabilities	-	(335)	-	(335)
Total	$303,018	$887,217	$4,160	$1,194,395

The majority of the Company’s short-term investments are classified within Level 1 or Level 2 of the fair value hierarchy.  The Company’s valuation of its Level 1 investments, which include money market funds, is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments, which include commercial paper, certificates of deposit, U.S. treasuries, municipal securities, U.S. government agency securities and VRDNs, is based on other observable inputs, specifically a market approach which utilizes valuation models, pricing systems, mathematical tools and other relevant information for the same or similar securities. The Company’s valuation of its Level 2 foreign exchange contracts is based on quoted market prices of the same or similar instruments, adjusted for counterparty risk. There were no transfers between Level 1 and Level 2 measurements during the years ended December 31, 2015 and 2014, and there were no changes in the Company’s valuation techniques.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The Company’s Level 3 assets were comprised of auction rate securities and put options. The Company’s Level 3 valuation utilized a mark-to-model approach which included estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, as well as expected holding periods for the auction rate securities. These assumptions are typically volatile and subject to change as the underlying data sources and market conditions evolve. A significant change in any single input could have a significant valuation impact; however, no single input has a more significant impact on valuation than another. There were no changes in the Company’s valuation techniques of its Level 3 assets during the year ended December 31, 2015.

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

At December 31, 2015, the Company held no auction rate securities. At December 31, 2014, the Company held auction rate securities with a face value of $4.2 million (amortized cost basis of $3.9 million). A Level 3 valuation was performed on the Company’s auction rate securities as of December 31, 2014 resulting in a fair value of $3.9 million for the Company’s trading auction rate securities (after a $0.3 million impairment), which are included in short-term and long-term investments.

The following table provides a summary reconciliation of the Company’s financial assets that are recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

	December 31, 2015		December 31, 2014
	Auction Rate Securities	Put Options	Auction Rate Securities	Put Options
Opening Balance	$3,910	$250	$16,184	$1,092
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Total gains (losses) for the period:
Included in earnings	250	(250)	801	(842)
Included in other comprehensive income	-	-	-	-
Settlements	(4,160)	-	(13,075)	-
Closing Balance	$-	$-	$3,910	$250

5.                                    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to foreign currency exchange rate risks related primarily to its foreign business operations. The Company entered into forward currency exchange contracts with financial

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts entered into by the Company as of December 31, 2015 have terms of one month or less. The Company does not enter into forward currency exchange contracts for speculation or trading purposes.

The Company has not designated its foreign currency exchange contracts as hedge transactions under ASC 815. Therefore, gains and losses on the Company’s foreign currency exchange contracts are recognized in other expense, net, in the consolidated statements of income, and are largely offset by the changes in the fair value of the underlying economically hedged item.

The notional amount and fair value of all outstanding foreign currency derivative instruments in the consolidated balance sheets consist of the following at:

	December 31, 2015
Derivatives not designated as hedging instruments under FASB ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets:
Foreign currency exchange contracts:
Receive USD/pay GBP	$18,146	$168	Accounts receivable, net
Receive USD/pay ZAR	17,411	144	Accounts receivable, net
Receive USD/pay RUB	2,173	9	Accounts receivable, net
Receive USD/pay BRL	2,478	49	Accounts receivable, net
Receive USD/pay COP	1,351	1	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive EUR/pay USD	$39,578	$(429)	Accrued liabilities
Receive USD/pay AUD	14,040	(82)	Accrued liabilities
Receive USD/pay CAD	2,804	(15)	Accrued liabilities
Receive USD/pay JPY	2,495	(2)	Accrued liabilities
Receive USD/pay MXN	8,122	(15)	Accrued liabilities
Receive SGD/pay USD	3,837	(30)	Accrued liabilities
Receive USD/pay NZD	1,978	(3)	Accrued liabilities
Receive USD/pay CLP	3,519	(12)	Accrued liabilities

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

	December 31, 2014
Derivatives not designated as hedging instruments under FASB ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets:
Foreign currency exchange contracts:
Receive CAD/pay USD	$19,940	$83	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive EUR/pay USD	$13,265	$(75)	Accrued liabilities
Receive USD/pay AUD	8,343	(48)	Accrued liabilities
Receive USD/pay JPY	10,620	(84)	Accrued liabilities
Receive USD/pay ZAR	14,760	(105)	Accrued liabilities
Receive USD/pay MXN	4,961	(11)	Accrued liabilities
Receive USD/pay CLP	2,685	(10)	Accrued liabilities
Receive USD/pay COP	2,845	(2)	Accrued liabilities

The net gain on derivative instruments in the consolidated statements of income were as follows:

		Amount of gain recognized in income on derivatives
		Year ended
Derivatives not designated as hedging instruments under FASB ASC 815-20	Location of gain recognized in income on derivatives	December 31, 2015	December 31, 2014

Foreign currency exchange contracts	Other expense, net	$2,503	$1,424

6.                                    INVENTORIES

Inventories consist of the following at December 31:

	2015	2014
Raw materials	$52,043	$59,938
Finished goods	104,078	114,635
	$156,121	$174,573

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

7.                                    PROPERTY AND EQUIPMENT, Net

Property and equipment consist of the following at December 31:

	2015	2014
Land	$6,792	$6,792
Leasehold improvements	2,804	2,796
Furniture and fixtures	3,551	3,371
Office and computer equipment	11,080	10,072
Computer software	2,530	1,317
Equipment	93,465	84,263
Building	39,848	37,311
Vehicles	29,804	27,813
	189,874	173,735
Less: accumulated depreciation and amortization	(92,520)	(83,579)
	$97,354	$90,156

8.                                    GOODWILL AND OTHER INTANGIBLES ASSETS

The following is a roll-forward of goodwill for the year ended December 31, 2015 by reportable segment:

	Finished Products	Concentrate	Total
Balance at December 31, 2014	$-	$-	$-
Acquisitions	641,716	637,999	1,279,715
Balance at December 31, 2015	$641,716	$637,999	$1,279,715

Intangible assets consist of the following at:

	December 31, 2015	December 31, 2014
Amortizing intangibles	$35,263	$233
Accumulated amortization	(3,899)	(50)
	31,364	183
Non-amortizing intangibles	396,622	50,565
	$427,986	$50,748

During the fourth quarter of 2015, the Company finalized its goodwill allocation by reporting unit in connection with the final TCCC Transaction purchase price allocation.

Amortizing intangibles primarily consist of customer relationships. All amortizing intangibles have been assigned an estimated finite useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives, generally 5 years. Total amortization expense recorded was $3.9 million, $0.4 million and $0.05 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, future estimated amortization expense related to amortizing intangibles through the year ending December 31, 2019 is approximately $7.0 million per year and $3.0 million for the year ending December 31, 2020.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

At December 31, 2015, non-amortizing intangibles primarily consist of indefinite-lived tradenames. At December 31, 2014, $18.0 million of non-amortizing intangibles and $0.1 million of amortizing intangibles (net of accumulated amortization) divested under the TCCC Transaction are included in intangibles held-for-sale in the accompanying consolidated balance sheet at December 31, 2014.

9.                                    DISTRIBUTION AGREEMENTS

As part of the TCCC Transaction, the amended distribution coordination agreements  entered into with TCCC provided for the transition of third parties’ rights to distribute the Company’s products in most territories in the U.S. and Canada to members of TCCC’s distribution network, which consists of owned or controlled bottlers/distributors and independent bottlers/distributors. In February 2015, in accordance with its then existing agreements with certain affected third-party distributors, the Company sent notices of termination to the applicable affected third-party distributors in the U.S., providing for the termination of their respective distribution agreements.  The associated distribution rights relating to such terminated distribution agreements were transitioned to the TCCC distribution network as of the effective date of termination of the affected third-party distributors’ rights in the applicable territories.  As of February 29, 2016, distribution rights in the U.S. representing approximately 89% of the target case sales (see Note 2) have been transitioned to TCCC’s distribution network.

In accordance with ASC No. 420 “Exit or Disposal Cost Obligations”, the Company expenses distributor termination costs in the period in which the written notification of termination occurs.  As a result, the Company incurred termination costs of $224.0 million, ($0.2) million and $10.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. Such termination costs have been expensed in full and are included in operating expenses for the years ended December 31, 2015, 2014 and 2013.

In the normal course of business, amounts received pursuant to new and/or amended distribution agreements entered into with certain distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, are accounted for as deferred revenue and are recognized as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years. Revenue recognized was $50.5 million, $7.8 million and $8.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. Included in the $50.5 million of revenue recognized for the year ended December 31, 2015 was $39.8 million related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors who were sent notices of termination during the first quarter of 2015, as described above.

10.                            DEBT

The Company entered into a credit facility with Comerica Bank (“Comerica”) consisting of a revolving line of credit, which was amended in April 2015, under which the Company may borrow up to $10.0 million of non-collateralized debt.  The revolving line of credit is effective through June 1, 2017. Interest on borrowings under the line of credit is based on Comerica’s base (prime) rate minus 1% to 1.5%, or London Interbank Offered Rates plus an additional percentage of 1.25% to 1.75%, depending upon certain financial ratios maintained by the Company. The Company had no outstanding borrowings on this line of credit at December 31, 2015. Under this revolving line of credit, the Company may also issue standby Letters of Credit with an aggregate amount of up to $4.0 million.  The fee on the standby Letters of Credit ranges from 1.00% to 1.50% depending upon certain financial ratios maintained by the Company.  The Company had no outstanding standby Letters of Credit at December 31, 2015.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The Company’s debt of $0.8 million and $0.4 million at December 31, 2015 and 2014, respectively, consisted of capital leases, collateralized by vehicles, payable over 12 months in monthly installments at various effective interest rates, with final payments ending on or before December 31, 2016.

At December 31, 2015 and 2014, the assets acquired under capital leases had a net book value of $3.6 million and $3.7 million, net of accumulated depreciation of $4.4 million and $3.5 million, respectively.

Interest expense for capital lease obligations amounted to $0.03 million, $0.03 million and $0.05 million for the years ended December 31, 2015, 2014 and 2013, respectively.

11.                            COMMITMENTS AND CONTINGENCIES

The Company is obligated under various non-cancellable lease agreements providing for office space, warehouse space, and automobiles that expire at various dates through the year 2023.

Rent expense under operating leases was $10.7 million, $6.8 million and $7.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Future minimum rental payments at December 31, 2015 under the operating leases referred to above are as follows:

Year Ending December 31:

2016	$7,202
2017	1,430
2018	515
2019	460
2020	378
2021 and thereafter	740
$10,725

Contractual obligations – The Company has the following contractual obligations related primarily to sponsorships and other commitments as of December 31, 2015:

Year Ending December 31:

2016	$67,356
2017	39,388
2018	4,811
2019	60
2020	-
2021 and thereafter	-
$111,615

Purchase Commitments – The Company has purchase commitments aggregating approximately $40.8 million at December 31, 2015, which represent commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms, but are generally satisfied within one year.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The Company purchases various raw material items, including, but not limited to, flavors, ingredients, dietary ingredients, containers, milk, cream and protein, from a limited number of resources.  An interruption in supply from any of such resources could result in the Company’s inability to produce certain products for limited or possibly extended periods of time. The aggregate value of purchases from suppliers of such limited resources described above for the years ended December 31, 2015, 2014 and 2013 was $332.0 million, $292.8 million and $282.5 million, respectively.

During February 2016, the Company entered into an agreement to acquire approximately 49 acres of land, located in Rialto, CA, for a purchase price of approximately $39 million. The purchase is subject to various conditions precedent that must be satisfied prior to the closing. If the Company ultimately acquires the land, it intends to build an approximately 1,000,000 square-foot building to replace its current leased warehouse and distribution space in Corona, CA.

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

Litigation – The Company has been named a defendant in various personal injury lawsuits, claiming that the death or other serious injury of the plaintiffs was caused by consumption of Monster Energy® brand energy drinks. The plaintiffs in these lawsuits allege strict product liability, negligence, fraudulent concealment, breach of implied warranties and wrongful death. The Company believes that each complaint is without merit and plans a vigorous defense. The Company also believes that any damages, if awarded, would not have a material adverse effect on the Company’s financial position or results of operations.

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

(i) The Company Action – On April 29, 2013, the Company and its wholly owned subsidiary, Monster Energy Company, filed a complaint for declaratory and injunctive relief against the San Francisco City Attorney (the “Company Action”) in United States District Court for the Central District of California (the “Central District Court”), styled Monster Beverage Corp., et al. v. Dennis Herrera. The Company sought a declaration from the Central District Court that the San Francisco City Attorney’s investigation and demands are impermissible and preempted, subject to the doctrine of primary jurisdiction, are unconstitutional in that they violate the First and Fourteenth Amendments’ prohibitions against compelled speech, content-based speech and commercial speech, are impermissibly void-for-vagueness, and/or violate the Commerce Clause. On June 3, 2013, the City Attorney filed a motion to dismiss the Company Action, arguing in part that the complaint should be dismissed in light of the San Francisco Action (described below) filed on May 6, 2013. On August 22, 2013, the Central District Court granted in part and denied in part the City Attorney’s motion. On October 17, 2013, the City Attorney filed a renewed motion to dismiss the Company Action and on December 16, 2013, the Central District Court granted the City Attorney’s renewed motion, dismissing the Company Action. The Company filed a Notice of Appeal to the Ninth Circuit on December 18, 2013. The appeal is fully briefed and is set for argument on April 7, 2016.

(ii) The San Francisco Action – On May 6, 2013, the San Francisco City Attorney filed a complaint for declaratory and injunctive relief, civil penalties and restitution for alleged violation of California’s Unfair Competition Law, Business & Professions Code sections 17200, et seq., styled People Of The State Of California ex rel. Dennis Herrera, San Francisco City Attorney v. Monster Beverage Corporation, in San Francisco Superior Court (the “San Francisco Action”). The City Attorney alleges that the Company (1) mislabeled its products as a dietary supplement, in violation of California’s Sherman Food, Drug and Cosmetic Law, California Health & Safety Code sections 109875 et. seq.; (2) is selling an “adulterated” product because caffeine is not generally recognized as safe due to the alleged lack of scientific consensus concerning the safety of the levels of caffeine in the Company’s products; and (3) is engaged in unfair and misleading business practices because its marketing (a) does not disclose the health risks that energy drinks pose for children and teens; (b) fails to warn against and promotes unsafe consumption; (c) implicitly promotes mixing of energy drinks with alcohol or drugs; and (d) is deceptive because it includes unsubstantiated claims about the purported special benefits of its “killer” ingredients and “energy blend.” The City Attorney sought a declaration that the Company has engaged in unfair and unlawful business acts and practices in violation of the Unfair Competition Law; an injunction from performing or proposing to perform any acts in violation of the Unfair Competition Law; restitution; and civil penalties.

After a motion to strike filed by the Company was granted in part, on March 20, 2014, the City Attorney filed an amended complaint, adding allegations supporting the theory for relief as to which the Court had granted the motion to strike. On April 18, 2014, the Company filed a renewed motion to strike, as well as a motion asking the Court to bifurcate and/or stay claims relating to the safety of Monster Energy® brand energy drinks, pending resolution of the ongoing FDA investigation of the safety and labeling of food products to which caffeine is added. On May 22, 2014, the Court denied the Company’s motion to strike and motion to bifurcate and/or stay claims relating to safety.

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

The Court has set the case for a bench trial for April 10-17, 2017.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, or in the amount of any related insurance reimbursements recorded. As of December 31, 2015, the Company’s consolidated balance sheet includes accrued loss contingencies of approximately $2.8 million.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

12.                            ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows at December 31:

	2015	2014

Foreign currency translation adjustments, net of tax	$21,878	$11,453

13.                            TREASURY STOCK PURCHASE

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

On April 7, 2013, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to $200.0 million of the Company’s outstanding common stock (the “April 2013 Repurchase Plan”).  During the year ended December 31, 2015, the Company purchased 1.1 million shares of common stock at an average purchase price of $134.71 per share, for a total amount of $145.7 million (excluding broker commissions), which exhausted the availability under the April 2013 Repurchase Plan.

On September 11, 2015, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to $500.0 million of the Company’s outstanding common stock (the “September 2015 Repurchase Plan”). During the year ended December 31, 2015, the Company purchased 1.9 million shares of common stock at an average purchase price of $134.26 per share, for a total amount of $250.0 million (excluding broker commissions), under the September 2015 Repurchase Plan.

During the year ended December 31, 2015, 3.3 million shares were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $412.3 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs, including the September 2015 Repurchase Plan or the April 2013 Repurchase Plan. Shares purchased subsequent to the TCCC Transaction are included in common stock in treasury in the accompanying condensed consolidated balance sheet at December 31, 2015.

14.                            STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at December 31, 2015: the Monster Beverage Corporation 2011 Omnibus Incentive Plan (the “2011 Omnibus Incentive Plan”) and the 2009 Monster Beverage Corporation Stock Incentive Plan for Non-Employee Directors (the “2009 Directors Plan”).

The 2011 Omnibus Incentive Plan permits the granting of options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards up to an aggregate of 14,500,000 shares of the common stock of the Company to employees or consultants of the Company and its subsidiaries. Shares authorized under the 2011 Omnibus Incentive Plan are reduced by 2.16 shares for each share granted or issued with respect to a Full Value Award. A Full Value Award is

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

an award other than an incentive stock option, a non-qualified stock option, or a stock appreciation right, which is settled by the issuance of shares. Options granted under the 2011 Omnibus Incentive Plan may be incentive stock options under Section 422 of the Internal Revenue Code, as amended, or non-qualified stock options. The Compensation Committee of the Board of Directors (the “Compensation Committee”) has sole and exclusive authority to grant stock awards to all employees who are not new hires and to all new hires who are subject to Section 16 of the Exchange Act. The Compensation Committee and the Executive Committee of the Board of Directors (the “Executive Committee”) each independently has the authority to grant stock awards to new hires who are not Section 16 employees. Awards granted by the Executive Committee are not subject to approval or ratification by the Board or the Compensation Committee. Options granted under the 2011 Omnibus Incentive Plan generally vest over a five-year period from the grant date and are generally exercisable up to 10 years after the grant date. As of December 31, 2015, 4,595,021 shares of the Company’s common stock have been granted, net of cancellations, and 8,809,885 shares (as adjusted for Full Value Awards) of the Company’s common stock remain available for grant under the 2011 Omnibus Incentive Plan.

The 2009 Directors Plan permits the granting of options, stock appreciation rights (each, a “SAR”), and other stock-based awards to purchase up to an aggregate of 1,600,000 shares of common stock of the Company to non-employee directors of the Company. The 2009 Directors Plan is administered by the Board of Directors. Each award granted under the 2009 Directors Plan will be evidenced by a written agreement and will contain the terms and conditions that the Board of Directors deems appropriate. The Board of Directors may grant such awards on the last business day prior to the date of the annual meeting of stockholders. Any award granted under the 2009 Directors Plan will vest, with respect to 100% of such award, on the last business day prior to the date of the annual meeting, in the calendar year following the calendar year in which such award is granted. The Board of Directors may determine the exercise price per share of the Company’s common stock under each option, but such price may not be less than 100% of the closing price of the Company’s common stock on the date an option is granted. Option grants may be made under the 2009 Directors Plan for 10 years from June 4, 2009. The Board of Directors may also grant SARs, independently, or in connection with an option grant. The Board of Directors may determine the exercise price per share of the Company’s common stock under each SAR, but such price may not be less than the greater of (i) the fair market value of a share on the date the SAR is granted and (ii) the price of the related option, if the SAR is granted in connection with an option grant. Additionally, the Board of Directors may grant other stock-based awards, which include awards of shares of the Company’s common stock, restricted shares of the Company’s common stock, and awards that are valued based on the fair market value of shares of the Company’s common stock. SARs and other stock-based awards are subject to the general provisions of the 2009 Directors Plan. The Board of Directors may amend or terminate the 2009 Directors Plan at any time. As of December 31, 2015, options to purchase 87,964 shares of the Company’s common stock had been granted under the 2009 Directors Plan, and options to purchase 1,512,036 shares of the Company’s common stock remained available for grant.

The Company recorded $32.7 million, $28.6 million and $28.8 million of compensation expense relating to outstanding options, restricted stock awards, stock appreciation rights and restricted stock units during the years ended December 31, 2015, 2014 and 2013, respectively.

The excess tax benefit realized for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options, vesting of restricted stock units and restricted stock awards for the years ended December 31, 2015, 2014 and 2013 was $314.7 million, $11.9 million and $30.3 million, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted as of December 31, 2015 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	2015	2014	2013
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	37.1%	41.4%	47.5%
Risk-free interest rate	1.57%	1.55%	0.98%
Expected term	5.8 Years	5.8 Years	5.7 Years

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

Options	Number of Shares (In thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	13,066	$19.73	3.1	$1,158,412
Granted 01/01/15 - 03/31/15	903	$133.68
Granted 04/01/15 - 06/30/15	33	$133.43
Granted 07/01/15 - 09/30/15	56	$135.00
Granted 10/01/15 - 12/31/15	6	$134.20
Exercised	(7,379)	$6.69
Cancelled or forfeited	(95)	$71.59
Outstanding at December 31, 2015	6,590	$50.85	5.6	$646,497
Vested and expected to vest in the future at December 31, 2015	6,238	$48.05	5.5	$629,496
Exercisable at December 31, 2015	3,899	$24.36	3.9	$485,835

The following table summarizes information about stock options outstanding and exercisable at December 31, 2015:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted	Number	Weighted
			Number	Remaining	Average	Exercisable	Average
Range of Exercise			Outstanding (In	Contractual	Exercise	(In	Exercise
Prices ($)			Thousands)	Term (Years)	Price ($)	Thousands)	Price ($)
$13.53	-	$13.53	33	2.9	$13.53	33	$13.53
$15.86	-	$15.86	1,663	2.4	$15.86	1,663	$15.86
$16.84	-	$16.84	18	3.1	$16.84	18	$16.84
$17.82	-	$17.82	1,147	3.9	$17.82	1,147	$17.82
$18.07	-	$47.13	956	5.7	$36.58	498	$28.06
$47.65	-	$57.25	665	7.2	$54.69	299	$54.06
$57.45	-	$69.00	255	7.4	$63.23	56	$63.89
$70.06	-	$70.06	661	8.2	$70.06	165	$70.06
$70.54	-	$135.03	363	9.0	$114.18	20	$109.79
$135.48	-	$141.13	829	9.2	$135.55	-	$0.00
			6,590	5.6	$50.85	3,899	$24.36

The weighted-average grant-date fair value of options granted during the years ended December 31, 2015, 2014 and 2013 was $50.20 per share, $31.49 per share and $22.57 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $870.1 million, $47.1 million and $91.6 million, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Cash received from option exercises under all plans for the years ended December 31, 2015, 2014 and 2013 was approximately $49.2 million, $17.2 million and $21.3 million, respectively.

At December 31, 2015, there was $69.1 million of total unrecognized compensation expense related to nonvested options granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.7 years.

Restricted Stock Awards and Restricted Stock Units

Stock-based compensation cost for restricted stock awards and restricted stock units is measured based on the closing fair market value of the Company’s common stock at the date of grant. In the event that the Company has the option and intent to settle a restricted stock unit in cash, the award is classified as a liability and revalued at each balance sheet date. Total cash paid to settle restricted stock unit liabilities and the increase in the liabilities for future cash settlements during the years ended December 31, 2015 and 2014 were not material.

The following table summarizes the Company’s activities with respect to non-vested restricted stock units as follows:

	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2015	149	$61.09
Granted 01/01/15 - 03/31/15	83	135.48
Granted 04/01/15 - 06/30/15	-	-
Granted 07/01/15 - 09/30/15	8	147.36
Granted 10/01/15 - 12/31/15	-	-
Vested	(48)	59.32
Forfeited/cancelled	(14)	63.57
Non-vested at December 31, 2015	178	$99.58

The weighted-average grant-date fair value of restricted stock units and restricted stock awards granted during the years ended December 31, 2015, 2014 and 2013 was $136.50, $84.38 and $53.50 per share, respectively. As of December 31, 2015, 0.2 million of restricted stock units are expected to vest.

At December 31, 2015, total unrecognized compensation expense relating to non-vested restricted stock awards and non-vested restricted stock units was $11.9 million, which is expected to be recognized over a weighted-average period of 1.8 years.

Employee and Non-Employee Share-Based Compensation Expense

The table below shows the amounts recognized in the consolidated financial statements for the twelve-months ended December 31, 2015, 2014 and 2013 for share-based compensation related to employees and non-employees. Employee and non-employee share-based compensation expense of $32.7 million for the year ended December 31, 2015 is comprised of $6.2 million that relates to incentive stock

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

options and $26.5 million that relates to non-qualified stock options and restricted units and awards. Employee and non-employee share-based compensation expense of $28.6 million for the year ended December 31, 2014 is comprised of $4.8 million that relates to incentive stock options and $23.8 million that relates to non-qualified stock options and restricted units and awards. Employee and non-employee share-based compensation expense of $28.8 million for the year ended December 31, 2013 is comprised of $5.2 million that relates to incentive stock options and $23.6 million that relates to non-qualified stock options and restricted units and awards. The portion of share-based compensation expense that relates to incentive stock options has not been considered in the tax benefit computation below.

	2015	2014	2013
Operating expenses	$32,719	$28,552	$28,764
Total employee and non-employee share-based compensation expense included in income, before income tax	32,719	28,552	28,764
Less: Amount of income tax benefit recognized in earnings	(9,058)	(2,932)	(7,730)
Amount charged against net income	$23,661	$25,620	$21,034

15.                            INCOME TAXES

The domestic and foreign components of the Company’s income (loss) before provision for income taxes are as follows:

	Year Ended December 31,
	2015	2014	2013
Domestic*	$859,039	$711,917	$596,899
Foreign*	32,509	33,871	(33,005)
Income before provision for income taxes	$891,548	$745,788	$563,894

*After intercompany royalties, management fees and interest charges from the Company’s domestic to foreign entities of $29.2 million, $34.9 million and $25.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Components of the provision for income taxes are as follows:

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$548,018	$228,348	$191,596
State	88,671	36,633	36,662
Foreign	10,634	7,467	4,052
	647,323	272,448	232,310

Deferred:
Federal	(255,422)	(8,473)	(7,441)
State	(40,446)	(442)	(1,443)
Foreign	(5,420)	3,476	(9,694)
	(301,288)	(5,439)	(18,578)

Valuation allowance	(1,220)	(4,406)	11,501
	$344,815	$262,603	$225,233

The differences in the total provision for income taxes that would result from applying the 35% federal statutory rate to income before provision for income taxes and the reported provision for income taxes are as follows:

	Year Ended December 31,
	2015	2014	2013
U.S. Federal tax expense at statutory rates	$312,042	$261,025	$197,363
State income taxes, net of federal tax benefit	31,046	23,859	22,640
Permanent differences	8,488	4,816	936
Domestic production deduction	-	(20,607)	(16,039)
Other	(127)	(1,267)	266
Foreign rate differential	(5,414)	(817)	8,566
Valuation allowance	(1,220)	(4,406)	11,501
	$344,815	$262,603	$225,233

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Major components of the Company’s deferred tax assets (liabilities) at December 31 are as follows:

	2015	2014
Deferred Tax Assets:
Reserve for sales returns	$242	$289
Reserve for doubtful accounts	18	36
Reserve for inventory obsolescence	1,126	3,030
Reserve for marketing development fund	10,118	9,118
Capitalization of inventory costs	1,927	2,527
State franchise tax - current	15,143	12,358
Accrued compensation	1,584	-
Accrued other liabilities	1,565	3,503
Deferred revenue	152,777	47,319
Stock-based compensation	24,488	25,268
Securities impairment	289	288
Foreign net operating loss carryforward	26,624	17,256
Prepaid supplies	6,065	4,195
Distribution rights	120,798	-
Termination payments	81,896	-
Capital loss carryforward	370	-
Gain on intercompany transfer	7,809	8,347
Total gross deferred tax assets	$452,839	$133,534

Deferred Tax Liabilities:
Amortization of trademarks	$(12,078)	$(11,923)
Intangibles	(134,021)	-
State franchise tax - deferred	(18,359)	(4,198)
Other deferred tax liabilities	(2,337)	(327)
Depreciation	(7,543)	(5,022)
Total gross deferred tax liabilities	(174,338)	(21,470)

Valuation Allowance	(17,191)	(17,683)

Net deferred tax assets	$261,310	$94,381

During the years ended December 31, 2015, 2014 and 2013, the Company established full valuation allowances against certain deferred tax assets, resulting from cumulative net operating losses incurred by certain foreign subsidiaries of the Company. The effect of the valuation allowances and the subsequent related impact on the Company’s overall tax rate was to (decrease) increase the Company’s provision for income taxes by ($0.5) million, ($4.4) million and $10.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, the Company had net operating loss carryforwards of approximately $129.1 million. Of this amount, $112.3 million may be carried forward indefinitely. The remaining $16.9 million will begin to expire in 2017.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the years ended December 31, 2015, 2014 and 2013:

Gross Unrealized Tax Benefits
Balance at January 1, 2013	$926
Additions for tax positions related to the current year	-
Additions for tax positions related to the prior year	9
Decreases for tax positions related to prior years	-
Balance at December 31, 2013	$935
Additions for tax positions related to the current year	-
Additions for tax positions related to the prior year	-
Decreases for tax positions related to prior years	-
Balance at December 31, 2014	$935
Additions for tax positions related to the current year	-
Additions for tax positions related to the prior year	-
Decreases for tax positions related to prior years	(464)
Balance at December 31, 2015	$471

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s consolidated financial statements. As of December 31, 2015, the Company had accrued approximately $0.2 million in interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions it would not have a significant impact on the Company’s effective tax rate.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

16.                            EARNINGS PER SHARE

A reconciliation of the weighted average shares used in the basic and diluted earnings per common share computations for the years ended December 31, 2015, 2014 and 2013 is presented below (in thousands):

	2015	2014	2013
Weighted-average shares outstanding:
Basic	188,816	167,257	166,679
Dilutive securities	3,770	7,028	6,708
Diluted	192,586	174,285	173,387

For the years ended December 31, 2015, 2014 and 2013, options and awards outstanding totaling 1.0 million shares, 0.7 million shares and 1.3 million shares respectively, were excluded from the calculations as their effect would have been antidilutive.

17.       EMPLOYEE BENEFIT PLAN

Employees of the Company may participate in the Monster Beverage Corporation 401(k) Plan, a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code.  Participating employees may contribute up to 15% of their pretax salary up to statutory limits. The Company contributes 25% of the employee contribution, up to 8% of each employee’s earnings, which vest 20% each year for five years after the first anniversary date. Matching contributions were $0.7 million, $0.6 million and $0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The Company has three operating and reportable segments, (i) Finished Products, which is comprised of the Company’s Monster Energy® drink products (previously comprising the majority of the former Direct Store Delivery segment) (“Finished Products”), (ii) Concentrate, the principal products of which include the various energy drink brands acquired from TCCC as a result of the TCCC Transaction  (“Concentrate”) and (iii) Other, the principal products of which include the brands disposed of as a result of the TCCC Transaction (previously comprising the majority of the former Warehouse segment and the Peace Tea® brand) (“Other”).

The Company’s Finished Products segment generates net operating revenues by selling ready-to-drink packaged energy drinks to full service beverage distributors, retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, health food distributors, food service customers and the military.

The Company’s Concentrate segment generates net operating revenues by selling “concentrates” and/or “beverage bases” to authorized bottling and canning operations. Such bottlers generally combine the concentrates and/or beverage bases with sweeteners and water, which are then filled in authorized containers bearing the Company’s respective trademarks and sold to customers directly (or in some cases through wholesalers or other bottlers).

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Generally, the Finished Products segment generates higher per case net operating revenues, but lower per case gross profit margins than the Concentrate segment.

Corporate and unallocated amounts that do not relate to a reportable segment have been allocated to “Corporate & Unallocated.” No asset information, other than goodwill and other intangible assets, has been provided for in the Company’s reportable segments as management does not measure or allocate such assets on a segment basis.

The net revenues derived from the Company’s reportable segments and other financial information related thereto for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Net sales:
Finished Products(1)	$2,518,505	$2,314,492	$2,094,387
Concentrate	143,282	-	-
Other	60,777	150,375	152,041
Corporate and unallocated	-	-	-
	$2,722,564	$2,464,867	$2,246,428

	2015	2014	2013
Operating Income:
Finished Products(1) (2)	$836,053	$904,224	$728,298
Concentrate	89,841	-	-
Other(3)	165,233	7,560	(3,124)
Corporate and unallocated	(197,474)	(164,279)	(152,258)
	$893,653	$747,505	$572,916

	2015	2014	2013
Income before tax:
Finished Products(1) (2)	$836,429	$904,888	$729,053
Concentrate	89,825	-	-
Other(3)	165,233	7,557	(3,125)
Corporate and unallocated	(199,939)	(166,657)	(162,034)
	$891,548	$745,788	$563,894

(1)          Includes $62.8 million, $15.0 million and $14.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, related to the recognition of deferred revenue.

(2)          Includes $224.0 million, ($0.2) million and $10.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, related to distributor termination costs.

(3)          Includes $161.5 million gain on the sale of Monster Non-Energy for the year ended December 31, 2015.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

	2015	2014	2013
Depreciation and amortization
Finished Products	$21,464	$19,572	$18,888
Concentrate	3,868	-	-
Other	231	531	423
Corporate and unallocated	5,297	5,548	3,451
	$30,860	$25,651	$22,762

Corporate and unallocated expenses were $197.5 million for the year ended December 31, 2015 and included $109.8 million of payroll costs, of which $32.7 million was attributable to stock-based compensation expense (see Note 14, “Stock-Based Compensation”), $60.8 million of professional service expenses, including accounting and legal costs, $7.0 million of insurance costs and $19.9 million of other operating expenses. Corporate and unallocated expenses were $164.3 million for the year ended December 31, 2014 and included $86.2 million of payroll costs, of which $28.6 million was attributable to stock-based compensation expense (see Note 14, “Stock-Based Compensation”), $43.8 million of professional service expenses, including accounting and legal costs, $7.4 million of insurance costs and $26.9 million of other operating expenses. Corporate and unallocated expenses were $152.3 million for the year ended December 31, 2013 and included $82.5 million of payroll costs, of which $28.8 million was attributable to stock-based compensation expense (see Note 14, “Stock-Based Compensation”), $38.7 million of professional service expenses, including accounting and legal costs, and $31.1 million of other operating expenses.

TCCC, through the TCCC Subsidiaries, accounted for approximately 42%, 29% and 29% of the Company’s net sales for the years ended December 31, 2015, 2014 and 2013, respectively.

Net sales to customers outside the United States amounted to $580.3 million, $534.2 million and $467.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.  Such sales were approximately 21.3%, 21.7% and 20.8% of net sales for the years ended December 31, 2015, 2014 and 2013, respectively.

Goodwill and other intangible assets for the Company’s reportable segments as of December 31, 2015 and 2014 are as follows:

	December 31, 2015	December 31, 2014
Goodwill and other intangible assets:
Finished Products	$699,346	$50,748
Concentrate	1,008,355	-
Other	-	18,079
Corporate and unallocated	-	-
	$1,707,701	$68,827

19.                            RELATED PARTY TRANSACTIONS

As a result of the TCCC Transaction, TCCC controls more than 10% of the voting interests of the Company.  The TCCC Subsidiaries and certain TCCC affiliated companies (the “TCCC Affiliates”) purchase and distribute certain of the Company’s products both domestically and in certain international territories.  The Company also pays TCCC a sales commission based on certain sales within the TCCC

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

bottling network. TCCC commissions, based on sales to the TCCC Affiliates for the years ended December 31, 2015, 2014 and 2013, were $18.0 million, $1.0 million and $0.8 million, respectively. TCCC commissions, based on sales to the TCCC Subsidiaries, are accounted for as a reduction to revenue and are reported in net sales to the TCCC Subsidiaries. Net sales to the TCCC Subsidiaries for the years ended December 31, 2015, 2014 and 2013 were $1,151.7 million, $717.6 million and $650.6 million, respectively.  The Company also purchases concentrates from TCCC which are then sold to both the TCCC Affiliates and the TCCC Subsidiaries. Concentrate purchases from TCCC were $16.0 million for the year ended December 31, 2015. A certain TCCC Subsidiary also contract manufactures certain of the Company’s Monster Energy® brand energy drinks. Contract manufacturing expenses were $6.9 million, $6.5 million and $6.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. Accounts receivable, accounts payable and accrued promotional allowances related to the TCCC Subsidiaries are as follows at:

	December 31, 2015	December 31, 2014

Accounts receivable, net	$172,201	$78,011
Accounts payable	$58,579	$13,738
Accrued promotional allowances	$27,544	$23,776

Two directors and officers of the Company and their families are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the years ended December 31, 2015, 2014 and 2013 were $1.9 million, $0.6 million and $1.0 million, respectively.

20.                            SUBSEQUENT EVENTS

On February 22, 2016, the Company entered into a definitive agreement to acquire flavor supplier and long-time business partner, American Fruits & Flavors (“AFF”) in a transaction that will bring the Company’s primary flavor supplier in-house, secure the intellectual property of the Company’s most important flavors in perpetuity and further enhance its flavor development and global flavor footprint capabilities. Pursuant to the terms of the transaction, the Company will purchase AFF for $690 million, subject to adjustments. The transaction, which is expected to close in the first quarter of 2016, is subject to customary closing conditions.

On February 24, 2016, the Company’s Board of Directors authorized a repurchase program of up to $1.75 billion of the Company’s outstanding common stock. In addition, there is approximately $250 million remaining available under the 2015 Share Repurchase Plan.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

21.                            QUARTERLY FINANCIAL DATA (Unaudited)

				Net Income per Common Share
	Net Sales	Gross Profit	Net Income	Basic	Diluted
Quarter ended:
March 31, 2015	$626,791	$368,957	$4,414	$0.03	$0.03
June 30, 2015	693,722	394,508	229,004	$1.29	$1.26
September 30, 2015	756,619	465,476	174,574	$0.85	$0.84
December 31, 2015	645,432	403,360	138,741	$0.68	$0.67
	$2,722,564	$1,632,301	$546,733

Quarter ended:
March 31, 2014	$536,129	$286,818	$95,250	$0.57	$0.55
June 30, 2014	687,199	379,288	141,003	$0.84	$0.81
September 30, 2014	635,972	341,920	121,600	$0.73	$0.70
December 31, 2014	605,567	331,784	125,332	$0.75	$0.72
	$2,464,867	$1,339,810	$483,185

Certain of the figures reported above may differ from previously reported figures for individual quarters due to rounding.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013 (Dollars in Thousands)

Description	Balance at beginning of period	Charged to cost and expenses	Deductions	Balance at end of period

Allowance for doubtful accounts, sales returns and cash discounts:

2015	$1,704	$8,407	$(8,863)	$1,248
2014	$2,926	$2,652	$(3,874)	$1,704
2013	$1,430	$4,894	$(3,398)	$2,926

Allowance on Deferred Tax Assets and Unrecognized Tax Benefits:

2015	$19,786	$(1,940)	$-	$17,846
2014	$24,130	$(4,344)	$-	$19,786
2013	$12,579	$11,551	$-	$24,130