Form 10-Q
period 2016-03-31
Monster Beverage Corp
filed 2016-05-02
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016	Commission File Number 001-18761

MONSTER BEVERAGE CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	47-1809393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ___    No  X

The Registrant had 203,042,661 shares of common stock, par value $0.005 per share, outstanding as of April 20, 2016.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

MARCH 31, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2016 AND DECEMBER 31, 2015

(In Thousands, Except Par Value) (Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,528,109	$2,175,417
Short-term investments	508,243	744,610
Accounts receivable, net	416,704	352,955
TCCC Transaction receivable	125,000	125,000
Inventories	165,929	156,121
Prepaid expenses and other current assets	36,458	26,967
Prepaid income taxes	12,429	1,532
Total current assets	3,792,872	3,582,602

INVESTMENTS	7,419	15,348
PROPERTY AND EQUIPMENT, net	99,257	97,354
DEFERRED INCOME TAXES	261,297	261,310
GOODWILL	1,279,715	1,279,715
OTHER INTANGIBLE ASSETS, net	428,578	427,986
OTHER ASSETS	14,346	10,874
Total Assets	$5,883,484	$5,675,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$183,216	$144,763
Accrued liabilities	96,734	81,786
Accrued promotional allowances	131,091	115,530
Accrued distributor terminations	8,660	11,018
Deferred revenue	36,226	32,271
Accrued compensation	12,978	22,159
Income taxes payable	71,750	106,662
Total current liabilities	540,655	514,189

DEFERRED REVENUE	350,983	351,590

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 240,000 shares authorized; 207,175 shares issued and 203,041 outstanding as of March 31, 2016; 207,019 shares issued and 202,900 outstanding as of December 31, 2015	1,036	1,035
Additional paid-in capital	4,005,996	3,991,857
Retained earnings	1,558,740	1,394,863
Accumulated other comprehensive loss	(15,443)	(21,878)
Common stock in treasury, at cost; 4,134 shares and 4,119 shares as of March 31, 2016 and December 31, 2015, respectively	(558,483)	(556,467)
Total stockholders’ equity	4,991,846	4,809,410
Total Liabilities and Stockholders’ Equity	$5,883,484	$5,675,189

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE-MONTHS ENDED MARCH 31, 2016 AND 2015

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended
	March 31,
	2016	2015

NET SALES	$680,186	$626,791

COST OF SALES	257,088	257,834

GROSS PROFIT	423,098	368,957

OPERATING EXPENSES	168,385	361,328

OPERATING INCOME	254,713	7,629

INTEREST and OTHER INCOME, net	608	1,233

INCOME BEFORE PROVISION FOR INCOME TAXES	255,321	8,862

PROVISION FOR INCOME TAXES	91,444	4,448

NET INCOME	$163,877	$4,414

NET INCOME PER COMMON SHARE:
Basic	$0.81	$0.03
Diluted	$0.79	$0.03

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	202,946	169,871
Diluted	206,908	173,778

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE-MONTHS ENDED MARCH 31, 2016 AND 2015

(In Thousands) (Unaudited)

	Three-Months Ended March 31,
	2016	2015
Net income, as reported	$163,877	$4,414
Other comprehensive income:
Change in foreign currency translation adjustment	6,435	(9,980)
Available-for-sale investments:
Change in net unrealized gains	-	-
Reclassification adjustment for net gains included in net income	-	-
Net change in available-for-sale investments	-	-
Other comprehensive income (loss)	6,435	(9,980)
Comprehensive income (loss)	$170,312	$(5,566)

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTHS ENDED MARCH 31, 2016 AND 2015

(In Thousands) (Unaudited)

	Three-Months Ended
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$163,877	$4,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,024	6,470
Loss (gain) on disposal of property and equipment	46	(46)
Stock-based compensation	10,062	6,354
Deferred income taxes	9	-
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(58,550)	(68,138)
Distributor receivables	(1,656)	66
Inventories	(7,639)	(26,547)
Prepaid expenses and other current assets	(12,841)	(5,895)
Prepaid income taxes	(10,535)	(13,498)
Accounts payable	36,086	42,742
Accrued liabilities	12,239	5,387
Accrued promotional allowances	13,136	(2,160)
Accrued distributor terminations	(2,853)	205,980
Accrued compensation	(9,147)	(7,866)
Income taxes payable	(34,791)	(4,298)
Deferred revenue	3,092	(40,041)
Net cash provided by operating activities	109,559	102,924

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of held-to-maturity investments	396,346	253,732
Sales of available-for-sale investments	-	101
Purchases of held-to-maturity investments	(152,050)	(118,283)
Purchases of property and equipment	(8,205)	(4,687)
Proceeds from sale of property and equipment	381	102
Increase in intangibles	(2,342)	(1,552)
Decrease in other assets	142	227
Net cash provided by investing activities	234,272	129,640

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(522)	(196)
Issuance of common stock	4,078	19,119
Purchases of common stock held in treasury	(2,016)	(251,382)
Net cash provided by (used in) financing activities	1,540	(232,459)

Effect of exchange rate changes on cash and cash equivalents	7,321	(7,641)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	352,692	(7,536)
CASH AND CASH EQUIVALENTS, beginning of period	2,175,417	370,323
CASH AND CASH EQUIVALENTS, end of period	$2,528,109	$362,787

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$16	$5
Income taxes	$137,186	$22,703

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTHS ENDED MARCH 31, 2016 AND 2015

(In Thousands) (Unaudited) (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

The Company entered into capital leases for the acquisition of promotional vehicles of $1.2 million and $0.2 million for the three-months ended March 31, 2016 and 2015, respectively.

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

1.                                    BASIS OF PRESENTATION

Reference is made to the Notes to Consolidated Financial Statements, in Monster Beverage Corporation and Subsidiaries (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2015 (“Form 10-K”) for a summary of significant accounting policies utilized by the Company and its consolidated subsidiaries and other disclosures, which should be read in conjunction with this Quarterly Report on Form 10-Q (“Form 10-Q”).

The Company’s condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting.  They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP.  The information set forth in these interim condensed consolidated financial statements for the three-months ended March 31, 2016 and 2015 is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading.  Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

2.                                    ACQUISITIONS AND DIVESTITURES

On June 12, 2015, the Company completed the transactions contemplated by the definitive agreements entered into with The Coca-Cola Company (“TCCC”) on August 14, 2014, which provided for a long-term strategic relationship in the global energy drink category (the “TCCC Transaction”).

In consequence of the TCCC Transaction, (1) the Company issued to TCCC 34,040,534 newly issued Company common shares representing approximately 16.7% of the total number of outstanding Company common shares (after giving effect to such issuance) and TCCC appointed two individuals to the Company’s Board of Directors, (2) TCCC transferred all of its rights in and to TCCC’s worldwide energy drink business (“KO Energy”) to the Company, (3) the Company transferred all of its rights in and to its non-energy drink business to TCCC, (4) the Company and TCCC amended the distribution coordination agreements previously existing between them to govern the transition of third parties’ rights to distribute the Company’s energy products in most territories in the U.S. to members of TCCC’s distribution network, which consists of owned or controlled bottlers/distributors and independent bottling/distribution partners, and (5) TCCC and one of its subsidiaries made an aggregate net cash payment to the Company of $2.15 billion, $125.0 million of which is currently held in escrow subject to release upon the achievement of milestones relating to the transition of distribution rights to TCCC’s distribution network.

The following unaudited pro forma condensed combined financial information is presented as if the TCCC Transaction had closed on January 1, 2015:

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended March 31, 2015
				Pro Forma Adjustments
	Monster Beverage Corporation as reported	KO Energy		Disposal of Monster Non- Energy	Other	Pro Forma Combined
Net sales	$626,791	$80,705		$(31,308)	$4,923	$681,111
Net income	4,414	59,439	[1]	(1,229)	(23,159)	39,465

1The $59.4 million of net income for KO Energy for the three-months ended March 31, 2015 is presented before tax. The associated estimated provision for income taxes is included in the “Other” category.

Pro-Forma Adjustments – Other include the following:

Three-Months Ended March 31, 2015
Net sales:
Amortization of deferred revenue	$4,923

Net income:
Amortization of deferred revenue	$4,923
To record sales commissions	(9,043)
To record amortization of definite lived KO Energy intangibles	(1,726)
To eliminate TCCC Transaction expenses	3,597
Estimated provision for income taxes on pro forma adjustments	1,974
Estimated provision for income taxes on KO Energy income	(22,884)
Total	$(23,159)

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

3.                                    RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting”, which changes how companies account for certain aspects of share-based payments to employees. The new guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, and certain classifications on the statement of cash flows. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods with early application permitted. The Company early adopted the standards update effective January 1, 2016, electing (i) retrospective adjustment in the statement of cash flows and (ii) continued recognition stock compensation based on estimated forfeitures.  For the three-months ended March 31, 2015, net cash provided by operating activities and net cash used in financing activities increased by $184.7 million, respectively, as a result of such retrospective adjustment. The adoption of ASU 2016-09 did not have a material impact on the Company’s financial position, results of operations or liquidity.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. This update will increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This update is effective for annual and interim reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-02 on its financial position, results of operations and liquidity.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes”. The amendments under the new guidance require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company adopted the standards update effective December 31, 2015, electing to apply it retrospectively to all periods presented.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes previous revenue recognition guidance. ASU 2014-09 requires that a company recognize revenue at an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring goods or services to a customer. In applying the new guidance, a company will (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the contract’s performance obligations; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was to be effective for reporting periods beginning after December 15, 2016.  However, on July 9, 2015, the FASB voted to approve a one-year deferral of the effective date. This new guidance is effective for the Company beginning January 1, 2018 and can be adopted using either a full retrospective or modified approach. The Company is currently

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

evaluating the impact of ASU 2014-09 on its financial position, results of operations and liquidity.

4.                                    INVESTMENTS

The following table summarizes the Company’s investments at:

March 31, 2016	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held-to-Maturity
Short-term:
Commercial paper	$7,969	$-	$-	$7,969	$-	$-
Municipal securities	464,865	22	148	464,739	148	-
U.S. government agency securities	17,316	1	7	17,310	7	-
U.S. Treasuries	18,093	1	-	18,094	-	-
Long-term:
Municipal securities	7,419	-	8	7,411	8	-
Total	$515,662	$24	$163	$515,523	$163	$-

December 31, 2015	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held-to-Maturity
Short-term:
Commercial paper	$3,978	$-	$-	$3,978	$-	$-
Municipal securities	709,207	63	192	709,078	192	-
U.S. government agency securities	23,369	-	58	23,311	58	-
U.S. Treasuries	8,056	-	13	8,043	13	-
Long-term:
Municipal securities	11,071	-	8	11,063	8	-
U.S. government agency securities	4,277	-	25	4,252	25	-
Total	$759,958	$63	$296	$759,725	$296	$-

During the three-months ended March 31, 2016 and 2015, realized gains or losses recognized on the sale of investments were not significant.

The Company’s investments at March 31, 2016 and December 31, 2015 in commercial paper, U.S. Treasuries, municipal securities and U.S. government agency securities carried investment grade credit ratings.

The following table summarizes the underlying contractual maturities of the Company’s investments at:

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	March 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
Commercial paper	$7,969	$7,969	$3,978	$3,978
Municipal securities	464,865	464,739	709,207	709,078
U.S. government agency securities	17,316	17,310	23,369	23,311
U.S. Treasuries	18,093	18,094	8,056	8,043
Due 1 -10 years:
Municipal securities	5,334	5,328	11,071	11,063
U.S. government agency securities	-	-	4,277	4,252
Due 11 - 20 years:
Municipal securities	2,085	2,083	-	-
Total	$515,662	$515,523	$759,958	$759,725

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

The following tables present the Company’s held-to-maturity investments at amortized cost and the fair value of the Company’s financial assets and liabilities that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

March 31, 2016	Level 1	Level 2	Level 3	Total
Cash	$280,113	$-	$-	$280,113
Money market funds	1,195,818	-	-	1,195,818
Certificates of deposit	-	102,315	-	102,315
Commercial paper	-	244,125	-	244,125
U.S. Treasuries	-	561,104	-	561,104
Municipal securities	-	478,005	-	478,005
U.S. government agency securities	-	182,291	-	182,291
Foreign currency derivatives	-	(417)	-	(417)
Total	$1,475,931	$1,567,423	$-	$3,043,354

Amounts included in:
Cash and cash equivalents	$1,475,931	$1,052,178	$-	$2,528,109
Short-term investments	-	508,243	-	508,243
Accounts receivable, net	-	219	-	219
Investments	-	7,419	-	7,419
Accrued liabilities	-	(636)	-	(636)
Total	$1,475,931	$1,567,423	$-	$3,043,354

December 31, 2015	Level 1	Level 2	Level 3	Total
Cash	$255,723	$-	$-	$255,723
Money market funds	664,005	-	-	664,005
Certificates of deposit	-	85,007	-	85,007
Commercial paper	-	430,605	-	430,605
U.S. Treasuries	-	260,035	-	260,035
Municipal securities	-	731,744	-	731,744
U.S. government agency securities	-	508,256	-	508,256
Foreign currency derivatives	-	(217)	-	(217)
Total	$919,728	$2,015,430	$-	$2,935,158

Amounts included in:
Cash and cash equivalents	$919,728	$1,255,689	$-	$2,175,417
Short-term investments	-	744,610	-	744,610
Accounts receivable, net	-	371	-	371
Investments	-	15,348	-	15,348
Accrued liabilities	-	(588)	-	(588)
Total	$919,728	$2,015,430	$-	$2,935,158

All of the Company’s short-term investments are classified within Level 1 or Level 2 of the fair value hierarchy.  The Company’s valuation of its Level 1 investments, which include money market funds, is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments, which include commercial paper, U.S. Treasuries, certificates of deposit, municipal securities and U.S. government agency securities, is based on other observable inputs, specifically a market approach which utilizes valuation models, pricing systems, mathematical tools and other relevant information for the same or similar securities. The Company’s valuation of its Level 2 foreign exchange contracts is based on quoted market prices of the same or similar instruments, adjusted for counterparty risk. There were no transfers between Level 1 and Level 2 measurements during the three-months ended March 31, 2016 or the year ended December 31, 2015, and there were no changes in the Company’s valuation techniques.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

6.                                    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to foreign currency exchange rate risks related primarily to its foreign business operations. During the three-months ended March 31, 2016 and the year ended December 31, 2015, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts of the Company that were outstanding as of March 31, 2016 have terms of one month or less. The Company does not enter into forward currency exchange contracts for speculation or trading purposes.

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

The notional amount and fair value of all outstanding foreign currency derivative instruments in the condensed consolidated balance sheets consist of the following at:

March 31, 2016
Derivatives not designated as hedging instruments under FASB ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets:
Foreign currency exchange contracts:
Receive EUR/pay USD	$21,945	$157	Accounts receivable, net
Receive SGD/pay USD	9,606	38	Accounts receivable, net
Receive RUB/pay USD	1,374	24	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive USD/pay GBP	$17,380	$(12)	Accrued liabilities
Receive USD/pay AUD	17,588	(104)	Accrued liabilities
Receive USD/pay CAD	3,823	(28)	Accrued liabilities
Receive USD/pay MXN	6,798	(24)	Accrued liabilities
Receive USD/pay ZAR	11,655	(335)	Accrued liabilities
Receive USD/pay HUF	1,085	(6)	Accrued liabilities
Receive USD/pay SEK	1,612	(15)	Accrued liabilities
Receive USD/pay BRL	2,722	(38)	Accrued liabilities
Receive USD/pay CLP	2,650	(46)	Accrued liabilities
Receive USD/pay COP	1,379	(28)	Accrued liabilities

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

December 31, 2015
Derivatives not designated as hedging instruments under FASB ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets:
Foreign currency exchange contracts:
Receive USD/pay GBP	$18,146	$168	Accounts receivable, net
Receive USD/pay ZAR	17,411	144	Accounts receivable, net
Receive USD/pay RUB	2,173	9	Accounts receivable, net
Receive USD/pay BRL	2,478	49	Accounts receivable, net
Receive USD/pay COP	1,351	1	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive EUR/pay USD	$39,578	$(429)	Accrued liabilities
Receive USD/pay AUD	14,040	(82)	Accrued liabilities
Receive USD/pay CAD	2,804	(15)	Accrued liabilities
Receive USD/pay JPY	2,495	(2)	Accrued liabilities
Receive USD/pay MXN	8,122	(15)	Accrued liabilities
Receive SGD/pay USD	3,837	(30)	Accrued liabilities
Receive USD/pay NZD	1,978	(3)	Accrued liabilities
Receive USD/pay CLP	3,519	(12)	Accrued liabilities

The net gains (losses) on derivative instruments in the condensed consolidated statements of income were as follows:

		Amount of gain (loss) recognized in income on derivatives
		Three-months ended
Derivatives not designated as hedging instruments under FASB ASC 815-20	Location of gain recognized in income on derivatives	March 31, 2016	March 31, 2015
Foreign currency exchange contracts	Interest and other income, net	$317	$(1,856)

7.                                    INVENTORIES

Inventories consist of the following at:

	March 31, 2016	December 31, 2015
Raw materials	$55,053	$52,043
Finished goods	110,876	104,078
	$165,929	$156,121

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

8.                                    PROPERTY AND EQUIPMENT, Net

Property and equipment consist of the following at:

	March 31, 2016	December 31, 2015
Land	$6,792	$6,792
Leasehold improvements	2,862	2,804
Furniture and fixtures	3,599	3,551
Office and computer equipment	10,639	11,080
Computer software	2,672	2,530
Equipment	97,124	93,465
Buildings	40,043	39,848
Vehicles	30,256	29,804
	193,987	189,874
Less: accumulated depreciation and amortization	(94,730)	(92,520)
	$99,257	$97,354

9.                                    GOODWILL AND OTHER INTANGIBLE ASSETS

The following is a roll-forward of goodwill for the three-months ended March 31, 2016 by reportable segment:

	Finished Products	Concentrate	Total
Balance at December 31, 2015	$641,716	$637,999	$1,279,715
Acquisitions	-	-	-
Balance at March 31, 2016	$641,716	$637,999	$1,279,715

Intangible assets consist of the following at:

	March 31, 2016	December 31, 2015
Amortizing intangibles	$35,286	$35,263
Accumulated amortization	(5,651)	(3,899)
	29,635	31,364
Non-amortizing intangibles	398,943	396,622
	$428,578	$427,986

Amortizing intangibles primarily consist of customer relationships. All amortizing intangibles have been assigned an estimated finite useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives, generally 5 years. Total amortization expense recorded was $1.8 million and $0.001 million for the three-months ended March 31, 2016 and 2015, respectively.

10.                            DISTRIBUTION AGREEMENTS

In accordance with ASC No. 420 “Exit or Disposal Cost Obligations”, the Company expenses distributor termination costs in the period in which the written notification of termination occurs.  The

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Company incurred termination costs of $3.4 million and $206.0 million for the three-months ended March 31, 2016 and 2015, respectively. Such termination costs have been expensed in full and are included in operating expenses for the three-months ended March 31, 2016 and 2015.

In the normal course of business, amounts received pursuant to new and/or amended distribution agreements entered into with certain distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, are accounted for as deferred revenue and are recognized as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years. Revenue recognized was $8.2 million and $43.3 million for the three-months ended March 31, 2016 and 2015, respectively. Included in the $43.3 million of revenue recognized for the three-months ended March 31, 2015 was $39.8 million related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors who were sent notices of termination during the first quarter of 2015.

11.                            COMMITMENTS AND CONTINGENCIES

The Company had purchase commitments aggregating approximately $33.6 million at March 31, 2016, which represented commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms, but are generally satisfied within one year.

The Company had contractual obligations aggregating approximately $106.3 million at March 31, 2016, which related primarily to sponsorships and other marketing activities.

The Company had operating lease commitments aggregating approximately $11.1 million at March 31, 2016, which related primarily to warehouse and office space.

Legal Proceedings

Litigation – The Company has been named a defendant in numerous personal injury lawsuits, claiming that the death or other serious injury of the plaintiffs was caused by consumption of Monster Energy® brand energy drinks. The plaintiffs in these lawsuits allege strict product liability, negligence, fraudulent concealment, breach of implied warranties and wrongful death. The Company believes that each complaint is without merit and plans a vigorous defense. The Company also believes that any damages, if awarded, would not have a material adverse effect on the Company’s financial position or results of operations.

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

(i) The Company Action – On April 29, 2013, the Company and its wholly owned subsidiary, Monster Energy Company, filed a complaint for declaratory and injunctive relief against the San Francisco City Attorney (the “Company Action”) in United States District Court for the Central District of California (the “Central District Court”), styled Monster Beverage Corp., et al. v. Dennis Herrera. The Company sought a declaration from the Central District Court that the San Francisco City Attorney’s investigation and demands are impermissible and preempted, subject to the doctrine of primary jurisdiction, are unconstitutional in that they violate the First and Fourteenth Amendments’ prohibitions against compelled speech, content-based speech and commercial speech, are impermissibly void-for-vagueness, and/or violate the Commerce Clause. On June 3, 2013, the City Attorney filed a motion to dismiss the Company Action, arguing in part that the complaint should be dismissed in light of the San Francisco Action (described below) filed on May 6, 2013. On August 22, 2013, the Central District Court granted in part and denied in part the City Attorney’s motion. On October 17, 2013, the City Attorney filed a renewed motion to dismiss the Company Action and on December 16, 2013, the Central District Court granted the City Attorney’s renewed motion, dismissing the Company Action. The Company filed a Notice of Appeal to the Ninth Circuit on December 18, 2013. The appeal was argued before the Ninth Circuit on April 7, 2016, and taken under submission.

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

After a motion to strike filed by the Company was granted in part, on March 20, 2014, the City Attorney filed an amended complaint, adding allegations supporting the theory for relief as to which the Court had granted the motion to strike. On April 18, 2014, the Company filed a renewed motion to strike, as well as a motion asking the Court to bifurcate and/or stay claims relating to the safety of Monster Energy® brand energy drinks, pending resolution of the ongoing U.S. Food and Drug Administration (“FDA”) investigation of the safety and labeling of food products to which caffeine is added. On May 22, 2014, the Court denied the Company’s motion to strike and motion to bifurcate and/or stay claims relating to safety.

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

The Court has set the case for a bench trial which is scheduled to take place April 10-21, 2017.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, or in the amount of any related insurance reimbursements recorded. As of March 31, 2016, the Company’s condensed consolidated balance sheet includes accrued loss contingencies of approximately $0.3 million.

12.                          ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the three-months ended March 31, 2016 are as follows:

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Currency Translation Losses
Balance at December 31, 2015	$21,878
Other comprehensive (gain) before reclassifications	-
Amounts reclassified from accumulated other comprehensive loss	-
Net current-period other comprehensive (gain)	(6,435)
Balance at March 31, 2016	$15,443

13.                            TREASURY STOCK

On February 24, 2016, the Company’s Board of Directors authorized a repurchase program of up to $1.75 billion of the Company’s outstanding common stock (the “February 2016 Repurchase Plan”). During the three-months ended March 31, 2016, no shares were purchased under the February 2016 Repurchase Plan.

On September 11, 2015, the Company’s Board of Directors authorized a share repurchase program for the repurchase of up to $500.0 million of the Company’s outstanding common stock (the “September 2015 Repurchase Plan”). As of March 31, 2016, $250.0 million remained available under the September 2015 Repurchase Plan.  During the three-months ended March 31, 2016, no shares were purchased under the September 2015 Repurchase Plan. During the year ended December 31, 2015, the Company purchased 1.9 million shares of common stock at an average purchase price of $134.26 per share, for a total amount of $250.0 million (excluding broker commissions), under the September 2015 Repurchase Plan.

During the three-months ended March 31, 2016, 15,277 shares were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $2.0 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs, including the September 2015 Repurchase Plan or the February 2016 Repurchase Plan. Such shares are included in common stock in treasury in the accompanying condensed consolidated balance sheet at March 31, 2016.

On April 28, 2016, the Board of Directors authorized the Company to commence a “modified Dutch auction” tender offer to repurchase up to $2.0 billion of its outstanding shares of common stock. The repurchase of these shares is authorized under the Company’s existing share repurchase authority and will be funded with cash on hand. The Company anticipates commencing the tender offer in May 2016. Details of the tender offer, including the offer price, conditions, potential participation by management and other terms, will be set forth in the offering materials to be distributed to shareholders upon commencement of the tender offer.

14.                            STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at March 31, 2016: the Monster Beverage Corporation 2011 Omnibus Incentive Plan (the “2011 Omnibus Incentive Plan”) and the 2009 Monster Beverage Corporation Stock Incentive Plan for Non-Employee Directors (the “2009 Directors Plan”).

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company recorded $10.1 million and $6.4 million of compensation expense relating to outstanding options, restricted stock awards, stock appreciation rights and restricted stock units during the three-months ended March 31, 2016 and 2015, respectively.

The excess tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options, vesting of restricted stock units and restricted stock awards for the three-months ended March 31, 2016 and 2015 was $1.6 million and $184.7 million, respectively.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted as of March 31, 2016 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	Three-Months Ended March 31,
	2016	2015
Dividend yield	0.0%	0.0%
Expected volatility	36.2%	37.1%
Risk-free interest rate	1.5%	1.6%
Expected term	5.7 years	5.8 years

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

Options	Number of Shares (In thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	6,590	$50.85	5.6	$646,497
Granted 01/01/16 - 03/31/16	961	$132.06
Exercised	(110)	$37.18
Cancelled or forfeited	(8)	$93.05
Outstanding at March 31, 2016	7,433	$61.50	5.7	$536,196
Vested and expected to vest in the future at March 31, 2016	6,969	$57.97	5.5	$527,253
Exercisable at March 31, 2016	4,257	$30.38	4.0	$438,805

The weighted-average grant-date fair value of options granted during the three-months ended March 31, 2016 and 2015 was $47.65 per share and $50.16 per share, respectively. The total intrinsic value of options exercised during the three-months ended March 31, 2016 and 2015 was $10.5 million and $515.7 million, respectively.

Cash received from option exercises under all plans for the three-months ended March 31, 2016 and 2015 was approximately $4.0 million and $19.0 million, respectively.

At March 31, 2016, there was $107.1 million of total unrecognized compensation expense related to non-vested options granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 3.2 years.

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

The following table summarizes the Company’s activities with respect to non-vested restricted stock awards and non-vested restricted stock units as follows:

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2016	178	$99.58
Granted 01/01/16- 03/31/16	82	$131.96
Vested	(46)	$109.44
Forfeited/cancelled	-	$-
Non-vested at March 31, 2016	214	$109.84

The weighted-average grant-date fair value of restricted stock units and restricted stock awards granted during the three-months ended March 31, 2016 and 2015 was $131.96 per share and $135.48 per share, respectively.  As of March 31, 2016, 0.2 million of restricted stock units and restricted stock awards are expected to vest over their respective terms.

At March 31, 2016, total unrecognized compensation expense relating to non-vested restricted stock awards and non-vested restricted stock units was $20.0 million, which is expected to be recognized over a weighted-average period of 2.0 years.

15.                            INCOME TAXES

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the three-months ended March 31, 2016:

Gross Unrecognized Tax Benefits
Balance at December 31, 2015	$471
Additions for tax positions related to the current year	-
Additions for tax positions related to the prior year	-
Decreases related to settlement with taxing authority	-
Balance at March 31, 2016	$471

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. As of March 31, 2016, the Company had accrued approximately $0.2 million in interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions, the resultant impact on the Company’s effective tax rate would not be significant. It is expected that the change in the amount of unrecognized tax benefits within the next 12 months will not be significant.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company is in various stages of examination with certain states and certain foreign jurisdictions. The 2012 through 2015 U.S. federal income tax returns are subject to examination by the IRS. State income tax returns are subject to examination for the 2011 through 2015 tax years.

16.                            EARNINGS PER SHARE

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations is presented below:

	Three-Months Ended
	March 31,
	2016	2015
Weighted-average shares outstanding:
Basic	202,946	169,871
Dilutive securities	3,962	3,907
Diluted	206,908	173,778

For the three-months ended March 31, 2016 and 2015, options and awards outstanding totaling 1.4 million shares and 0.4 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

17.                            SEGMENT INFORMATION

The Company has three operating and reportable segments, (i) Finished Products, which is comprised primarily of the Company’s Monster Energy® drink products (previously comprising the majority of the former Direct Store Delivery segment) (“Finished Products”), (ii) Concentrate, the principal products of which include the various energy drink brands acquired from TCCC as a result of the TCCC Transaction  (“Concentrate”) and (iii) Other, the principal products of which include the brands disposed of as a result of the TCCC Transaction (previously comprising the majority of the former Warehouse segment and the Peace Tea® brand) (“Other”).

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

The net revenues derived from the Company’s reportable segments and other financial information related thereto for the three-months ended March 31, 2016 and 2015 are as follows:

	Three-Months Ended
	March 31,
	2016	2015
Net sales:
Finished Products(1)	$624,292	$595,482
Concentrate	55,894	-
Other	-	31,309
Corporate and unallocated	-	-
	$680,186	$626,791

	Three-Months Ended
	March 31,
	2016	2015
Operating Income:
Finished Products(1) (2)	$267,996	$55,621
Concentrate	38,122	-
Other	-	1,999
Corporate and unallocated	(51,405)	(49,991)
	$254,713	$7,629

	Three-Months Ended
	March 31,
	2016	2015
Income before tax:
Finished Products(1) (2)	$268,047	$55,695
Concentrate	38,107	-
Other	-	1,999
Corporate and unallocated	(50,833)	(48,832)
	$255,321	$8,862

(1)    Includes $8.2 million and $43.3 million for the three-months ended March 31, 2016 and 2015, respectively, related to the recognition of deferred revenue.

(2)    Includes $3.4 million and $206.0 million for the three-months ended March 31, 2016 and 2015, respectively, related to distributor termination costs.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended
	March 31,
	2016	2015
Depreciation and amortization
Finished Products	$5,779	$5,055
Concentrate	1,770	-
Other	-	140
Corporate and unallocated	1,475	1,275
	$9,024	$6,470

	March 31, 2016	December 31, 2015
Goodwill and other intangible assets:
Finished Products	$701,651	$699,346
Concentrate	1,006,642	1,008,355
Other	-	-
Corporate and unallocated	-	-
	$1,708,293	$1,707,701

Corporate and unallocated expenses for the three-months ended March 31, 2016 include $28.4 million of payroll costs, of which $10.1 million was attributable to stock-based compensation expense (see Note 14, “Stock-Based Compensation”), as well as $16.0 million attributable to professional service expenses, including accounting and legal costs, and $7.0 million of other operating expenses.  Corporate and unallocated expenses for the three-months ended March 31, 2015 include $28.5 million of payroll costs, of which $6.4 million was attributable to stock-based compensation expense (see Note 14, “Stock-Based Compensation”), as well as $14.5 million attributable to professional service expenses, including accounting and legal costs, and $7.0 million attributable to other operating expenses.

Coca-Cola Refreshments USA Inc. (“CCR”) accounted for approximately 46% and 35% of the Company’s net sales for the three-months ended March 31, 2016 and 2015, respectively.

Net sales to customers outside the United States amounted to $149.1 million and $113.0 million for the three-months ended March 31, 2016 and 2015, respectively.

18.                            RELATED PARTY TRANSACTIONS

As a result of the TCCC Transaction, TCCC controls more than 10% of the voting interests of the Company.  TCCC, through certain wholly-owned subsidiaries (the “TCCC Subsidiaries”) and through certain affiliated companies (the “TCCC Affiliates”) purchases and distributes certain of the Company’s products both domestically and in certain international territories.  The Company also pays TCCC a sales commission based on certain sales within the TCCC bottling network. TCCC commissions, based on sales to the TCCC Affiliates for the three-months ended March 31, 2016, were $1.9 million. TCCC commissions, based on sales to the TCCC Subsidiaries, are accounted for as a reduction to revenue and are reported in net sales to the TCCC Subsidiaries. Net sales to the TCCC Subsidiaries for the three-months ended March 31, 2016 and 2015 were $310.1 million and $218.9 million, respectively.  The Company also purchases concentrates from TCCC which are then sold to both the TCCC Affiliates and the TCCC Subsidiaries. Concentrate purchases from TCCC were $6.7 million for the three-months ended March 31, 2016. A certain TCCC Subsidiary also contract manufactures certain of the Company’s Monster Energy® brand energy drinks. Contract manufacturing

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

expenses were $1.6 million and $1.8 million for the three-months ended March 31, 2016 and 2015, respectively. Accounts receivable, accounts payable and accrued promotional allowances related to the TCCC Subsidiaries are as follows at:

	March 31, 2016	December 31, 2015

Accounts receivable, net	$217,708	$172,201
Accounts payable	$59,347	$58,579
Accrued promotional allowances	$41,752	$27,544

Two directors and officers of the Company and their families are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the three-months ended March 31, 2016 and 2015 were $0.1 million and $0.9 million, respectively.

19.                            SUBSEQUENT EVENTS

On April 1, 2016, the Company completed its acquisition of flavor supplier and long-time business partner American Fruits & Flavors (“AFF”), in a transaction that brings the Company’s primary flavor supplier in-house, secures the intellectual property of the Company’s most important flavors in perpetuity and further enhances its flavor development and global flavor footprint capabilities. Pursuant to the terms of the transaction, the Company purchased AFF for $690 million in cash, subject to adjustments. As of April 29, 2016, the fair value analysis has yet to progress to a stage where there is sufficient information for a preliminary or definitive measurement of the transactions respective fair values.

On April 28, 2016, the Board of Directors authorized the Company to commence a “modified Dutch auction” tender offer to repurchase up to $2.0 billion of its outstanding shares of common stock under its existing share repurchase authority.  The Company anticipates commencing the tender offer in May 2016. Details of the tender offer, including the offer price, conditions, potential participation by management and other terms, will be set forth in the offering materials to be distributed to shareholders upon commencement of the tender offer.

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

Acquisitions and Divestitures

On June 12, 2015, we completed the transactions contemplated by the definitive agreements entered into with The Coca-Cola Company (“TCCC”) on August 14, 2014, which provided for a long-term strategic relationship in the global energy drink category (the “TCCC Transaction”).

In accordance with ASC No. 420 “Exit or Disposal Cost Obligations”, we expense distributor termination costs in the period in which the written notification of termination occurs.  As a result, we incurred termination amounts of $3.4 million and $206.0 million for the three-months ended March 31, 2016 and 2015, respectively, related to the distribution rights transferred to TCCC’s distribution network. Such termination amounts have been expensed in full and are included in operating expenses for the three-months ended March 31, 2016 and 2015. In addition, the Company recognized as income $39.8 million in the first quarter of 2015, related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors who were sent notices of termination during the first quarter of 2015.

The Company incurred $3.6 million in TCCC Transaction related expenses for the three-months ended March 31, 2015.

The following table summarizes the selected items discussed above for the three-months ended March 31, 2016 and 2015:

Income Statement Items (in thousands):	Three-Months Ended March 31, 2016	Three-Months Ended March 31, 2015

Included in Net Sales:
Accelerated recognition of deferred revenue	$-	$39,761

Included in Operating Expenses:
Distributor termination costs	$3,440	$205,980
TCCC Transaction expenses	$-	$3,597

Net Impact on Operating Income	$(3,440)	$(169,816)

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

Our Monster Energy® brand energy drinks, which represented 90.2% and 88.1% of our net sales for the three-months ended March 31, 2016 and 2015, respectively, primarily include the following:

•                                         Monster Energy®

•                                         Lo-Carb Monster Energy®

•                                         Monster Assault®

•                                         Juice Monster® Khaos®

•                                         Juice Monster® Ripper®

•                                         Juice Monster® Pipeline Punch™

•                                         Monster Energy® Absolutely Zero

•                                         Monster Energy® Import

•                                         Punch Monster® Baller’s Blend® (formerly Dub Edition)

•                                         Punch Monster® Mad Dog (formerly Dub Edition)

•                                         Monster Rehab® Tea + Lemonade + Energy

•                                         Monster Rehab® Raspberry Tea + Energy (formerly Rojo)

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

•                                         Monster Rehab® Tea + Pink Lemonade + Energy

•                                         Monster Rehab® Peach Tea + Energy

•                                         Muscle Monster® Vanilla

•                                         Muscle Monster® Chocolate

•                                         Muscle Monster® Strawberry

•                                         Muscle Monster® Banana

•                                         Monster Ghost™ M-100™

•                                         Monster Phantom™ M-100™

•                                         Java Monster® Salted Caramel

•                               Java Monster® Kona Blend

•                               Java Monster® Loca Moca®

•                               Java Monster® Mean Bean®

•                               Java Monster® Vanilla Light

•                               Java Monster® Irish Blend®

•                               Java Monster® Cappuccino

•                               Mega Monster Energy®

•                               Monster Energy Extra Strength Nitrous Technology® Super Dry™

•                               Monster Energy Extra Strength Nitrous Technology® Anti-Gravity®

•                               M3® Monster Energy® Super Concentrate

•                               Monster Energy® Zero Ultra

•                               Monster Energy® Ultra Blue™

•                               Monster Energy® Ultra Red™

•                               Monster Energy® Ultra Black™

•                               Monster Energy® Ultra Sunrise®

•                               Monster Energy® Ultra Citron™

•                               Monster Energy® Unleaded®

•                               Übermonster® Energy Brew™

•                               Monster Energy® Valentino Rossi

•                               Monster Energy® Gronk

We have three operating and reportable segments, (i) Finished Products, which is comprised primarily of our Monster Energy® drink products (previously comprising the majority of the former Direct Store Delivery segment) (“Finished Products”), (ii) Concentrate, the principal products of which include the supply of concentrates for the brands of energy drinks acquired from TCCC (the “Strategic Brands”) (“Concentrate”) and (iii) Other, the principal products of which include the brands disposed of as a result of the TCCC Transaction (previously comprising the majority of the former Warehouse segment and the Peace Tea® brand).

During the three-months ended March 31, 2016, we continued to expand our existing energy drink portfolio and further develop our distribution markets. During the three-months ended March 31, 2016, we introduced the following products:

•                               Java Monster® Salted Caramel (January 2016).

•                               Monster Energy® Gronk, a carbonated energy drink (February 2016).

In the normal course of business we discontinue certain products and/or product lines. Those products or product lines discontinued during the three-months ended March 31, 2016, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Our net sales of $680.2 million for the three-months ended March 31, 2016 represented record sales for our first fiscal quarter. The vast majority of our net sales are derived from our Monster Energy® brand energy drinks. Net sales of our Monster Energy® brand energy drinks were $613.8 million for the three-months ended March 31, 2016.  Net sales of our Strategic Brands acquired as part of the TCCC Transaction were $58.5 million for the three-months ended March 31, 2016.

Changes in foreign currency exchange rates had an unfavorable impact on net sales in the Finished Products segment of approximately $10.3 million for the three-months ended March 31, 2016, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business. Changes in foreign currency exchange rates had an unfavorable impact on net sales in the Concentrate segment of approximately $2.0 million for the three-months ended March 31, 2016, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business.

Our Finished Products segment represented 91.8% and 95.0% of our consolidated net sales for the three-months ended March 31, 2016 and 2015, respectively. Our Concentrate segment represented 8.2% of our consolidated net sales for the three-months ended March 31, 2016. There were no net sales for the Concentrate segment for the three-months ended March 31, 2015. Our Other segment represented 5.0% of our consolidated net sales for the three-months ended March 31, 2015. As a result of the TCCC Transaction, there were no net sales for the Other segment during the three-months ended March 31, 2016.

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

Our growth strategy includes expanding our international business. Gross sales to customers outside the United States amounted to $184.4 million and $141.0 million for the three-months ended March 31, 2016 and 2015, respectively. Such sales were approximately 24% and 21% of gross sales for the three-months ended March 31, 2016 and 2015, respectively. Changes in foreign currency exchange rates had an unfavorable impact on gross sales to customers outside the United States of approximately 8% and 11% for the three-months ended March 31, 2016 and 2015, respectively, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business.

Our customers are primarily full service beverage bottlers/distributors, retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, health food distributors, food service customers and the military. Gross sales to our various customer types for the three-months ended March 31, 2016 and 2015 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such distributors’ sales to their own customers.

	Three-Months Ended March 31,
	2016	2015
U.S. full service bottlers/distributors	66%	65%
Club stores, drug chains & mass merchandisers	9%	9%
International full service bottlers/distributors	24%	21%
Retail grocery, specialty chains and wholesalers	1%	3%
Other	0%	2%

Our customers include Coca-Cola Refreshments USA, Inc., Coca-Cola Bottling Company, CCBCC Operations, LLC, United Bottling Contracts Company, LLC, Swire Coca-Cola, USA and certain other TCCC independent bottlers, Coca-Cola Enterprises, Inc., Coca-Cola Hellenic, Asahi, Kalil Bottling Group, Wal-Mart, Inc. (including Sam’s Club), Costco and Anheuser Busch (“AB”) select independent AB distributors (“AB Distributors”). In February 2015, in accordance with our then existing agreements with the applicable AB Distributors, we sent notices of termination to the majority of the AB Distributors in the U.S. for the termination of their respective distribution agreements. The associated distribution rights relating to such terminated distribution agreements have been transitioned to TCCC’s network of owned or controlled bottlers/distributors and independent bottlers/distributors as of the effective date of termination of the affected AB Distributors’ rights in the applicable territories. As of April 29, 2016, distribution rights in the U.S. representing approximately 89% of the target case sales have been transitioned to TCCC’s distribution network. A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations. TCCC, through certain wholly-owned subsidiaries (the “TCCC Subsidiaries”), accounted for approximately 46% and 35% of our net sales for the three-months ended March 31, 2016 and 2015, respectively.

Results of Operations

The following table sets forth key statistics for the three-months ended March 31, 2016 and 2015, respectively.

(In thousands, except per share amounts)	Three-Months Ended March 31,		Percentage Change
	2016	2015	16 vs. 15
Net sales[1]	$680,186	$626,791	8.5%
Cost of sales	257,088	257,834	(0.3%)
Gross profit*[1]	423,098	368,957	14.7%
Gross profit as a percentage of net sales[1]	62.2%	58.9%

Operating expenses[2],[3]	168,385	361,328	(53.4%)
Operating expenses as a percentage of net sales	24.8%	57.6%

Operating income[1]‚[2],[3]	254,713	7,629	3,238.7%
Operating income as a percentage of net sales	37.4%	1.2%

Interest and other income, net	608	1,233	(50.7%)

Income before provision for income taxes[1]‚[2],[3]	255,321	8,862	2,781.1%

Provision for income taxes	91,444	4,448	1,955.8%

Income taxes as a percentage of income before taxes	35.8%	50.2%

Net income[1]‚[2],[3]	$163,877	$4,414	3,612.7%
Net income as a percentage of net sales	24.1%	0.7%

Net income per common share:
Basic	$0.81	$0.03	3,007.6%
Diluted	$0.79	$0.03	3,018.2%

Case sales (in thousands)
(in 192-ounce case equivalents)	72,653	57,779	25.7%

1Includes $8.2 million and $43.3 million for the three-months ended March 31, 2016 and 2015, respectively, related to the recognition of deferred revenue. Included in the $43.3 million recognition of deferred revenue for the three-months ended March 31, 2015, is $39.8 million related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors who were sent notices of termination during the first quarter of 2015.

2Includes $3.4 million and $206.0 million for the three-months ended March 31, 2016 and 2015, respectively, related to distributor termination costs.

3Includes $3.6 million for the three-months ended March 31, 2015 related to TCCC Transaction related expenses.

*Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses. We include out-bound freight and warehouse costs in operating expenses rather than in cost of sales.

Results of Operations for the Three-Months Ended March 31, 2016 Compared to the Three-Months Ended March 31, 2015.

Net Sales. Net sales were $680.2 million for the three-months ended March 31, 2016, an increase of approximately $53.4 million, or 8.5% higher than net sales of $626.8 million for the three-months ended March 31, 2015. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $61.6 million of the overall increase in net sales. Net sales of our Monster Energy® brand energy drinks increased partially due to increased sales by volume as a result of increased domestic and international consumer demand. Our net sales of $680.2 million for the three-months ended March 31, 2016 were enhanced by a pre-announced price increase that became effective on August 31, 2015 on certain of our Monster Energy® brand energy drinks. We estimate that net sales for the three-months ended March 31, 2016 were increased by approximately $25.8 million as a result of such price increase. Net sales of our Strategic Brands were $58.5 million for the three-months ended March 31, 2016. There were no net sales for the Other segment, the principal products of which include the brands disposed of as a result of the TCCC Transaction on June 12, 2015 (previously comprising the majority of the former Warehouse segment and the Peace Tea® brand), which resulted in a decrease in net sales for the Other segment of $31.3 million for the three-months ended March 31, 2016 from the three-months ended March 31, 2015. No other individual product line contributed either a material increase or decrease to net sales for the three-months ended March 31, 2016.

Changes in foreign currency exchange rates had an unfavorable impact on net sales in the Finished Products segment of approximately $10.3 million for the three-months ended March 31, 2016, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business. Changes in foreign currency exchange rates had an unfavorable impact on net sales in the Concentrate segment of approximately $2.0 million for the three-months ended March 31, 2016, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business.

Case sales, in 192-ounce case equivalents, were 72.7 million cases for the three-months ended March 31, 2016, an increase of approximately 14.9 million cases or 25.7% higher than case sales of 57.8 million cases for the three-months ended March 31, 2015. The overall average net sales per case decreased to $9.36 for the three-months ended March 31, 2016, which was 13.7% lower than the average net sales per case of $10.85 for the three-months ended March 31, 2015. The lower net sales per case was primarily attributable to sales of concentrates and/or beverage bases in the Concentrate segment, which generally generate lower net operating revenues than those products within the Finished Products segment.

Net sales for the Finished Products segment were $624.3 million for the three-months ended March 31, 2016, an increase of approximately $28.8 million, or 4.8% higher than net sales of $595.5 million for the three-months ended March 31, 2015. Our net sales for the Finished Products segment of $624.3 million for the three-months ended March 31, 2016 were enhanced by a pre-announced price increase that became effective on August 31, 2015 on certain of our Monster Energy® brand energy drinks. We estimate that net sales of the Finished Products segment for the three-months ended March 31, 2016 were increased by approximately $25.8 million as a result of such price increase. No other individual product line contributed either a material increase or decrease to net sales for the three-months ended March 31, 2016.

Net sales for the Concentrate segment were $55.9 million for the three-months ended March 31, 2016. There were no net sales for the Concentrate segment for the three-months ended March 31, 2015.

Gross Profit.  Gross profit was $423.1 million for the three-months ended March 31, 2016, an increase of approximately $54.1 million, or 14.7% higher than the gross profit of $369.0 million for the three-months ended March 31, 2015. Gross profit as a percentage of net sales increased to 62.2% for the three-months ended March 31, 2016 from 58.9% for the three-months ended March 31, 2015.  The increase in gross profit dollars was primarily the result of the $61.6 million increase in net sales of our Monster Energy® brand energy drinks as well as the $58.5 million of net sales of our Strategic Brands. The increase in gross profit as a percentage of net sales was primarily attributable to the Concentrate segment, which generally has higher gross margins than the Finished Products segment, as well as to the disposal of the Other segment, which generally has lower gross margins than the Finished Products segment, lower costs of certain raw materials, the price increase described above and changes in product sales mix.

Operating Expenses.  Total operating expenses were $168.4 million for the three-months ended March 31, 2016, a decrease of approximately $192.9 million, or 53.4% lower than total operating expenses of $361.3 million for the three-months ended March 31, 2015. The decrease in operating expenses was primarily due to the $202.5 million decrease in costs associated with distributor terminations. To a lesser extent, the decrease in operating expenses was also due to decreased expenditures of $3.5 million of professional service costs and transaction expenses related to the TCCC Transaction. The decrease in operating expenses was partially offset by increased expenditures of $4.6 million for sponsorships and endorsements, increased expenditures of $5.0 million for professional service costs (exclusive of expenditures related to the TCCC Transaction), including legal and accounting fees and increased expenditures of $2.7 million for merchandise displays.

Contribution Margin.  Contribution margin for the Finished Products segment was $268.0 million for the three-months ended March 31, 2016, an increase of approximately $212.4 million, or 381.8% higher than contribution margin of $55.6 million for the three-months ended March 31, 2015. The increase in contribution margin for the Finished Products segment was primarily the result of the $202.5 million decrease in costs associated with distributor terminations as well as the $61.6 million increase in net sales of our Monster Energy® brand energy drinks.  The increase in contribution margin for the Finished Products segment was partially offset by the $39.8 million of accelerated amortization of deferred revenue during the three-months ended March 31, 2015 related to distributor terminations. Contribution margin for the Concentrate segment was $38.1 million for the three-months ended March 31, 2016. There was no contribution margin for the Concentrate segment for the three-months ended March 31, 2015. Contribution margin for the Other segment was $2.0 million for the three-months ended March 31, 2015. There was no contribution margin for the Other segment for the three-months ended March 31, 2016.

Operating Income.  Operating income was $254.7 million for the three-months ended March 31, 2016, an increase of approximately $247.1 million, or 3,238.7% higher than operating income of $7.6 million for the three-months ended March 31, 2015. Operating income as a percentage of net sales increased to 37.4% for the three-months ended March 31, 2016 from 1.2% for the three-months ended March 31, 2015. The increase in operating income in dollars was primarily due to the $202.5 million decrease in costs associated with distributor terminations as well as the $54.1 million increase in gross profit. Operating income was $24.6 million and $8.1 million for the three-months ended March 31, 2016 and 2015, respectively, in relation to our operations in Africa, Asia, Australia, Europe, the Middle East and South America.

Interest and Other Income, net.  Interest and other income, net was $0.6 million for the three-months ended March 31, 2016, as compared to interest and other income, net of $1.2 million for the three-months ended March 31, 2015. Foreign currency transaction gains (losses) were ($1.4) million and $0.8 million for the three-months ended March 31, 2016 and 2015, respectively. Interest income was $2.0 million and $0.3 million for the three-months ended March 31, 2016 and 2015, respectively.

Provision for Income Taxes.  Provision for income taxes was $91.4 million for the three-months ended March 31, 2016, an increase of $87.0 million or 1,955.8% higher than the provision for income taxes of $4.4 million for the three-months ended March 31, 2015.  The effective combined federal, state and foreign tax rate decreased to 35.8% from 50.2% for the three-months ended March 31, 2016 and 2015, respectively. The decrease in the effective tax rate was primarily due to the domestic production deduction.  In addition, the effective tax rate for the three months ended March 31, 2015 was high due to (i) the non-deductibility of certain TCCC Transaction costs, and (ii) the ratio between: (a) net losses earned in certain foreign subsidiaries that have no related income tax expense as a result of the prior establishment of valuation allowance on their deferred tax assets, and (b) the overall lower net income of the Company due primarily to distributor termination costs.

Net Income.  Net income was $163.9 million for the three-months ended March 31, 2016, an increase of $159.5 million or 3,612.7% higher than net income of $4.4 million for the three-months ended March 31, 2015. The increase in net income was primarily attributable to the $202.5 million decrease in costs associated with distributor terminations as well as the increase in gross profit of $54.1 million. The increase in net income was partially offset by an increase in the provision of income taxes of $87.0 million.

Non-GAAP Financial Measures

Gross Sales**. Gross sales were $777.5 million for the three-months ended March 31, 2016, an increase of approximately $67.3 million, or 9.5% higher than gross sales of $710.2 million for the three-months ended March 31, 2015. The increase in gross sales of our Monster Energy® brand energy drinks represented approximately $73.7 million of the overall increase in gross sales. Gross sales of our Monster Energy® brand energy drinks increased partially due to increased sales by volume as a result of increased domestic and international consumer demand. Our gross sales of $777.5 million for the three-months ended March 31, 2016 were enhanced by a pre-announced price increase that became effective on August 31, 2015 on certain of our Monster Energy® brand energy drinks. We estimate that gross sales for the three-months ended March 31, 2016 were increased by approximately $25.8 million as a result of such price increase. Gross sales of our Strategic Brands were $64.0 million for the three-months ended March 31, 2016. There were no gross sales for the Other segment, the principal products of which include the brands disposed of as a result of the TCCC Transaction on June 12, 2015 (previously comprising the majority of the former Warehouse segment and the Peace Tea® brand), which resulted in a decrease in gross sales for the Other segment of $35.3 million for the three-months ended March 31, 2016 from the three-months ended March 31, 2015. Promotional and other allowances, as described in the footnote below, were $97.3 million for the three-months ended March 31, 2016, an increase of $13.9 million, or 16.7% higher than promotional and other allowances of $83.4 million for the three-months ended March 31, 2015. Promotional and other allowances as a percentage of gross sales increased to 12.5% from 11.7% for the three-months ended March 31, 2016 and 2015, respectively. No other individual product line contributed either a material increase or decrease to gross sales for the three-months ended March 31, 2016.

Changes in foreign currency exchange rates had an unfavorable impact on gross sales in the Finished Products segment of approximately $13.0 million for the three-months ended March 31, 2016, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business. Changes in foreign currency exchange rates had an unfavorable impact on gross sales in the Concentrate segment of approximately $2.1 million for the three-months ended March 31, 2016, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business.

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

The following table reconciles the non-GAAP financial measure of gross sales with the most directly comparable GAAP financial measure of net sales:

(In thousands, except per share amounts)	Three-Months Ended March 31,		Percentage Change
	2016	2015	16 vs. 15
Gross sales, net of discounts and returns	$777,508	$710,193	9.5%
Less: Promotional and other allowances***	97,322	83,402	16.7%
Net Sales	$680,186	$626,791	8.5%

***Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the presentation thereof does not conform with GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances primarily include consideration given to the Company’s bottlers/distributors or retail customers including, but not limited to the following: (i) discounts granted off list prices to support price promotions to end-consumers by retailers; (ii) reimbursements given to the Company’s bottlers/distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (iii) the Company’s agreed share of fees given to bottlers/distributors and/or directly to retailers for advertising, in-store marketing and promotional activities; (iv) the Company’s agreed share of slotting, shelf space allowances and other fees given directly to retailers; (v) incentives given to the Company’s bottlers/distributors and/or retailers for achieving or exceeding certain predetermined sales goals; (vi) discounted or free products; (vii) contractual fees given to the Company’s bottlers/distributors related to sales made by the Company direct to certain customers that fall within the bottler’s/distributors’ sales territories; and (viii) commissions paid to our customers. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. Promotional and other allowances constitute a material portion of our marketing activities. The Company’s promotional allowance programs with its numerous bottlers/distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year. The primary drivers of our promotional and other allowance activities for the three-months ended March 31, 2016 and 2015 were (i) to increase sales volume and trial, (ii) to address market conditions, and (iii) to secure shelf and display space at retail.

Liquidity and Capital Resources

Cash flows provided by operating activities.  Cash provided by operating activities was $109.6 million for the three-months ended March 31, 2016, as compared with net cash provided by operating activities of $102.9 million for the three-months ended March 31, 2015.

For the three-months ended March 31, 2016, cash provided by operating activities was primarily attributable to net income earned of $163.9 million and adjustments for certain non-cash expenses, consisting of $10.1 million of stock-based compensation and $9.0 million of depreciation and other amortization. For the three-months ended March 31, 2016, cash provided by operating activities also increased due to a $36.1 million increase in accounts payable, a $12.2 million increase in accrued liabilities, a $13.1 million increase in accrued promotional allowances and a $3.1 million increase in deferred revenue. For the three-months ended March 31, 2016, cash used in operating activities was due to a $58.6 million increase in accounts receivable, a $34.8 million decrease in income taxes payable, a $10.5 million increase in prepaid income taxes, a $7.6 million increase in inventories, a $12.8 million increase in prepaid expenses and other current assets, a $9.1 million decrease in accrued compensation and a $2.9 million decrease in accrued distributor terminations.

For the three-months ended March 31, 2015, cash provided by operating activities was primarily attributable to a $206.0 million increase in accrued distributor terminations, a $42.7 million increase in accounts payable and a $5.4 million increase in accrued liabilities as well as net income earned of $4.4 million and adjustments for certain non-cash expenses consisting of $6.5 million of depreciation and amortization and $6.4 million of stock-based compensation. For the three-months ended March 31, 2015, cash used in operating activities was due to a $68.1 million increase in accounts receivable, a $40.0 million decrease in deferred revenue, a $26.5 million increase in inventories, a $13.5 million increase in prepaid income taxes, a $7.9 million decrease in accrued compensation, a $4.3 million decrease in income tax payable and a $2.2 million decrease in accrued promotional allowances.

Cash flows provided by investing activities. We generated $234.3 million of cash from investing activities for the three-months ended March 31, 2016 as compared to $129.6 million for the three-months ended March 31, 2015.

Net cash provided by investing activities was $234.3 million for the three-months ended March 31, 2016, as compared to net cash provided by investing activities of $129.6 million for the three-months ended March 31, 2015.  For the three-months ended March 31, 2016 and 2015, cash used in investing activities was primarily attributable to purchases of held-to-maturity investments, purchases of property and equipment, and additions to intangibles. For both the three-months ended March 31, 2016 and 2015, cash provided by investing activities was primarily attributable to maturities of held-to-maturity investments. For both the three-months ended March 31, 2016 and 2015, cash used in investing activities also included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software, and equipment used for sales and administrative activities, as well as certain leasehold improvements. We expect to continue to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, and for other corporate purposes, leasehold improvements, the acquisition of capital equipment, specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products and to develop our brand in international markets. From time to time, we may also purchase additional real property related to our beverage business and/or acquire compatible businesses as a use of cash in excess of our requirements for operations.

Cash flows provided by (used in) financing activities.  We generated $1.5 million of cash in financing activities for the three-months ended March 31, 2016 as compared to cash used in financing activities of ($232.5) million for the three-months ended March 31, 2015. The cash flows used in financing activities for the three-months ended March 31, 2015 was primarily the result of the repurchases of our common stock (2.2 million shares were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $251.4 million).

Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment (including real property and coolers), leasehold improvements, acquisition and maintenance of trademarks, payments of accounts payable, income taxes payable and purchases of our common stock are expected to remain our principal recurring use of cash.

Cash and cash equivalents, short-term and long-term investments.  At March 31, 2016, we had $2,528.1 million in cash and cash equivalents and $515.7 million in short-term and long-term investments. We have historically invested these amounts in U.S. Treasury bills, U.S. government agency securities and municipal securities, commercial paper, certificates of deposit and money market funds meeting certain criteria. We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical organizations) in selecting and maintaining our investments. We regularly assess market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Of our $2,528.1 million of cash and cash equivalents held at March 31, 2016, $211.7 million was held by our foreign subsidiaries. No short-term or long-term investments were held by our foreign subsidiaries at March 31, 2016. We do not intend, nor do we foresee a need, to repatriate undistributed earnings of our foreign subsidiaries other than to repay certain intercompany debt owed to our U.S. operations. Under current tax laws, if funds in excess of intercompany amounts owed were repatriated to our U.S. operations, we would be required to accrue and pay additional income taxes on such excess funds at the tax rates then in effect.

We believe that cash available from operations, including our cash resources and access to credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of shares of our common stock, as well as any purchases of capital assets, equipment and properties, through at least the next 12 months. Based on our current plans, at this time we estimate that capital expenditures are likely to be approximately $2.1 billion (after disbursement of the $690 million for the acquisition of AFF) through March 31, 2017, including additional share repurchases authorized by our Board of Directors on February 24, 2016 (see note 13 “Treasury Stock” in the notes to the condensed consolidated financial statements). However, future business opportunities may cause a change in this estimate.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of March 31, 2016:

	Payments due by period (in thousands)
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Contractual Obligations[1]	$106,316	$63,891	$42,380	$45	$-
Capital Leases	1,455	1,455	-	-	-
Operating Leases	11,076	6,745	2,892	789	650
Purchase Commitments[2]	33,621	33,621	-	-	-
	$152,468	$105,712	$45,272	$834	$650

1Contractual obligations include our obligations related to sponsorships and other commitments.

2Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms, but are generally satisfied within one year.

In addition, approximately $0.5 million of unrecognized tax benefits have been recorded as liabilities as of March 31, 2016. It is expected that the amount of unrecognized tax benefits will not significantly change within the next 12 months. We have also recorded a liability for potential penalties and interest of $0.2 million as of March 31, 2016.

Sales

The table below discloses selected quarterly data regarding sales for the three-months ended March 31, 2016 and 2015, respectively.  Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

Sales of beverages are expressed in unit case volume.  A “unit case” means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings).  Unit case volume means the number of unit cases (or unit case equivalents) of finished products or concentrates as if converted into finished products sold by us.

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

(In thousands, except average net sales per case)	Three-Months Ended March 31,
	2016	2015
Net sales[1]	$680,186	$626,791
Case sales by segment:
Finished Products	57,877	51,847
Concentrate	14,776	-
Other	-	5,932
Total case sales	72,653	57,779
Average net sales per case	$9.36	$10.85

1Includes $39.8 million for the three-months ended March 31, 2015, related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors who were sent notices of termination during the first quarter of 2015.

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Our Business” for additional information related to the increase in sales.

Critical Accounting Policies

There have been no material changes to our critical accounting policies from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“Form 10-K”).

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting”, which changes how companies account for certain aspects of share-based payments to employees. The new guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, and certain classifications on the statement of cash flows. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods with early application permitted. The Company early adopted the standards update effective January 1, 2016, electing (i) retrospective adjustment in the statement of cash flows and (ii) continued recognition stock compensation based on estimated forfeitures.  For the three-months ended March 31, 2015, net cash provided by operating activities and net cash used in financing activities increased by $184.7 million, respectively, as a result of such retrospective adjustment. The adoption of ASU 2016-09 did not have a material impact on the Company’s financial position, results of operations or liquidity.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. This update will increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This update is effective for annual and interim reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-02 on its financial position, results of operations and liquidity.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes”. The amendments under the new guidance require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company adopted the standards update effective December 31, 2015, electing to apply it retrospectively to all periods presented.

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

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside our control, involve a number of risks, uncertainties and other factors, that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

•	The intended commencement of the $2.0 billion tender offer;
•	Our ability to recognize any and/or all of the benefits from the TCCC Transaction and the AFF transaction;
•	The effect of our extensive commercial arrangements with TCCC on our future performance;
•	The effect of TCCC becoming one of our significant shareholders and the potential divergence of TCCC’s interests from those of our other shareholders;

•

Our ability to successfully transfer the distribution of our Monster Energy® brand energy drinks in certain existing domestic and international territories to bottlers/distributors within the TCCC distribution system on terms beneficial to us;

•	Our ability to successfully enter into new distribution agreements with bottlers/distributors within the TCCC distribution system for new international territories;
•	Disruption in distribution or sales and/or decline in sales due to the termination and/or appointment of existing and/or new domestic and/or international distributors;
•	Lack of anticipated demand for our products in domestic and/or international markets;
•	Unfavorable regulations, including taxation requirements, product registration requirements, tariffs, trade restrictions, container size limitations and/or ingredient restrictions;
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

•

Our ability to comply with and/or resulting lower consumer demand for energy drinks due to proposed and/or future U.S. federal, state and local laws and regulations and/or proposed or existing laws and regulations in certain foreign jurisdictions and/or any changes therein, including changes in taxation requirements (including tax rate changes, new tax laws, new and/or increased excise and/or sales and/or other taxes on our products and revised tax law interpretations) and environmental laws, as well as the Federal Food Drug & Cosmetic Act, including as amended by the Dietary Supplement Health and Education Act, and regulations made thereunder or in connection therewith, as well as changes in any other food, drug or similar laws in the United States and internationally, especially those that may restrict the sale of energy drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limit caffeine content in beverages, require certain product labeling disclosures and/or warnings, impose excise taxes, limit product sizes, or impose age restrictions for the sale of energy drinks, as well as laws and regulations or rules made or enforced by the FDA, and/or the Bureau of Alcohol, Tobacco and Firearms and Explosives, and/or the FTC;

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

•	Our ability to penetrate new domestic and/or international markets and/or gain approval or mitigate the delay in securing approval for the sale of our products in various countries;
•	Economic or political instability in one or more of our international markets;
•	The effectiveness of sales and/or marketing efforts by us and/or the distributors of our products, most of which distribute products that are competitive with our products;
•

Unilateral decisions by distributors, convenience chains, grocery chains, mass merchandisers, specialty chain stores, club stores and other customers to discontinue carrying all or any of our products that they are carrying at any time and/or restrict the range of our products they carry and/or devote less resources to the sale of our products;

•	The costs and/or effectiveness, now or in the future, of our advertising, marketing and promotional strategies;
•	The success of our sports marketing endeavors both domestically and internationally;
•	Changes in product category consumption;
•	Unforeseen economic and political changes;
•	Possible recalls of our products and/or defective production;
•	Our ability to make suitable arrangements for the co-packing of any of our products both domestically and internationally and/or the timely replacement of discontinued co-packing arrangements;
•	Our ability to make suitable arrangements for the timely procurement of non-defective raw materials;
•	Our inability to protect and/or the loss of our intellectual property rights and/or our inability to use our trademarks and/or trade names or designs in certain countries;
•	Volatility of stock prices which may restrict stock sales, stock purchases or other opportunities;
•	Provisions in our organizational documents and/or control by insiders which may prevent changes in control even if such changes would be beneficial to other stockholders;
•	The failure of our bottlers and/or contract packers to manufacture our products on a timely basis or at all;
•	Exposure to significant liabilities due to litigation, legal or regulatory proceedings;
•	Any disruption in and/or lack of effectiveness of our information technology systems, including a breach of cyber security, that disrupts our business or negatively impacts customer relationships; and
•	Recruitment and retention of senior management, other key employees and our employee base in general.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three-months ended March 31, 2016 compared with the disclosures in Part II, Item 7A of our Form 10-K.

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

Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to the Notes to Condensed Consolidated Financial Statements-Note 11. Commitments and Contingencies: Legal Proceedings in Part I, Item 1, of this Quarterly Report on Form 10-Q.

ITEM 1A.                             RISK FACTORS

Our Risk Factors are discussed in our Form 10-K.  There have been no material changes with respect to the risk factors disclosed in our Form 10-K.

ITEM 2.                                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-months ended March 31, 2016, 15,277 shares were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $2.0 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs.

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

101*

The following financial information from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Income for the three-months ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three-months ended March 31, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the three-months ended March 31, 2016 and 2015, and (v) the Notes to Condensed Consolidated Financial Statements.

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION
Registrant

Date: April 29, 2016	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors
and Chief Executive Officer