Form 10-Q
period 2016-06-30
Monster Beverage Corp
filed 2016-08-05
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016	Commission File Number 001-18761

MONSTER BEVERAGE CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	47-1809393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ___    No  X

The Registrant had 190,356,702 shares of common stock, par value $0.005 per share, outstanding as of July 22, 2016.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

JUNE 30, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2016 AND DECEMBER 31, 2015

(In Thousands, Except Par Value) (Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$434,769	$2,175,417
Short-term investments	44,319	744,610
Accounts receivable, net	465,708	352,955
TCCC Transaction receivable	125,000	125,000
Inventories	174,401	156,121
Prepaid expenses and other current assets	28,081	26,967
Prepaid income taxes	20,547	1,532
Total current assets	1,292,825	3,582,602

INVESTMENTS	-	15,348
PROPERTY AND EQUIPMENT, net	102,562	97,354
DEFERRED INCOME TAXES	261,319	261,310
GOODWILL	1,283,643	1,279,715
OTHER INTANGIBLE ASSETS, net	1,082,151	427,986
OTHER ASSETS	15,556	10,874
Total Assets	$4,038,056	$5,675,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$183,084	$144,763
Accrued liabilities	90,400	81,786
Accrued promotional allowances	144,419	115,530
Accrued distributor terminations	24,484	11,018
Deferred revenue	33,053	32,271
Accrued compensation	16,265	22,159
Income taxes payable	5,651	106,662
Total current liabilities	497,356	514,189

DEFERRED REVENUE	348,289	351,590

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 240,000 shares authorized; 207,298 shares issued and 190,341 outstanding as of June 30, 2016; 207,019 shares issued and 202,900 outstanding as of December 31, 2015	1,036	1,035
Additional paid-in capital	4,021,613	3,991,857
Retained earnings	1,742,960	1,394,863
Accumulated other comprehensive loss	(14,477)	(21,878)
Common stock in treasury, at cost; 16,957 shares and 4,119 shares as of June 30, 2016 and December 31, 2015, respectively	(2,558,721)	(556,467)
Total stockholders’ equity	3,192,411	4,809,410
Total Liabilities and Stockholders’ Equity	$4,038,056	$5,675,189

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND SIX-MONTHS ENDED JUNE 30, 2016 AND 2015

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

NET SALES	$827,488	$693,722	$1,507,674	$1,320,512

COST OF SALES	309,674	299,214	566,762	557,048

GROSS PROFIT	517,814	394,508	940,912	763,464

OPERATING EXPENSES	229,291	189,839	397,675	551,167

GAIN ON SALE OF MONSTER NON-ENERGY	-	161,470	-	161,470

OPERATING INCOME	288,523	366,139	543,237	373,767

INTEREST and OTHER (EXPENSE) INCOME, net	(222)	(1,015)	386	218

INCOME BEFORE PROVISION FOR INCOME TAXES	288,301	365,124	543,623	373,985

PROVISION FOR INCOME TAXES	104,082	136,120	195,526	140,568

NET INCOME	$184,219	$229,004	$348,097	$233,417

NET INCOME PER COMMON SHARE:
Basic	$0.92	$1.29	$1.72	$1.35
Diluted	$0.90	$1.26	$1.69	$1.31

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	200,979	176,985	201,962	173,447
Diluted	204,968	181,417	205,948	177,998

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE- AND SIX-MONTHS ENDED JUNE 30, 2016 AND 2015

(In Thousands) (Unaudited)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2016	2015	2016	2015
Net income, as reported	$184,219	$229,004	$348,097	$233,417
Other comprehensive income (loss):
Change in foreign currency translation adjustment	966	2,360	7,401	(7,620)
Available-for-sale investments:
Change in net unrealized gains	-	-	-	-
Reclassification adjustment for net gains included in net income	-	-	-	-
Net change in available-for-sale investments	-	-	-	-
Other comprehensive income (loss)	966	2,360	7,401	(7,620)
Comprehensive income	$185,185	$231,364	$355,498	$225,797

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTHS ENDED JUNE 30, 2016 AND 2015

(In Thousands) (Unaudited)

	Six-Months Ended
	June 30, 2016	June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$348,097	$233,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,329	13,249
Gain on disposal of property and equipment	(120)	(108)
Gain on sale of Monster Non-Energy	-	(161,470)
Stock-based compensation	21,590	14,837
Deferred income taxes	(13)	156,710
Effect on cash of changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(103,303)	(95,235)
Distributor receivables	(1,716)	191
Inventories	11,613	(28,919)
Prepaid expenses and other current assets	(2,515)	(3,322)
Prepaid income taxes	(18,694)	(84,147)
Accounts payable	35,005	72,124
Accrued liabilities	6,780	12,482
Accrued promotional allowances	27,238	18,038
Accrued distributor terminations	13,822	64,767
Accrued compensation	(6,077)	(3,493)
Income taxes payable	(100,728)	(7,533)
Deferred revenue	(2,753)	(40,792)
Net cash provided by operating activities	247,555	160,796

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of held-to-maturity investments	868,304	480,281
Sales of available-for-sale investments	-	100
Sales of trading investments	-	725
Proceeds from the transfer of distribution rights to TCCC	-	179,658
Purchases of held-to-maturity investments	(152,664)	(944,193)
Purchases of property and equipment	(17,813)	(15,827)
Proceeds from the sale of Monster Non-Energy	-	198,008
Proceeds from sale of property and equipment	541	161
Purchases of AFF Assets, net	(688,485)	-
Increase in intangibles	(4,881)	(3,566)
Decrease in other assets	(2,377)	(1,214)
Net cash provided by (used in) investing activities	2,625	(105,867)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(1,099)	(530)
Issuance of common stock	8,167	1,689,120
Purchases of common stock held in treasury	(2,002,254)	(412,217)
Net cash (used in) provided by financing activities	(1,995,186)	1,276,373

Effect of exchange rate changes on cash and cash equivalents	4,358	(5,330)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,740,648)	1,325,972
CASH AND CASH EQUIVALENTS, beginning of period	2,175,417	370,323
CASH AND CASH EQUIVALENTS, end of period	$434,769	$1,696,295

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$34	$12
Income taxes	$315,177	$76,285

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTHS ENDED JUNE 30, 2016 AND 2015

(In Thousands) (Unaudited) (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

The Company entered into capital leases for the acquisition of promotional vehicles of $1.9 million and $0.9 million for the six-months ended June 30, 2016 and 2015, respectively.

During the six-months ended June 30, 2015, the Company issued 11.8 million shares of the Company’s common stock in exchange for KO Energy (see Note 2).

During the six-months ended June 30, 2015, the Company cancelled 41.5 million shares of treasury stock (see Note 2). Amounts previously recorded as treasury stock were netted against common stock and retained earnings.

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

The Company’s condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting.  They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP.  The information set forth in these interim condensed consolidated financial statements for the three- and six-months ended June 30, 2016 and 2015 is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading.  Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

During the second quarter of 2016, the Company renamed and revised its reportable segments to reflect management’s current view of the business and to align its external financial reporting with its operating and internal financial model. Historical segment information has been revised to reflect the effect of this change. See Note 17 for additional information about the Company’s reporting segments.

2.                                    ACQUISITIONS AND DIVESTITURES

American Fruits & Flavors

On April 1, 2016, the Company completed its acquisition of flavor supplier and long-time business partner American Fruits & Flavors (“AFF”), in an asset acquisition that brought the Company’s primary flavor supplier in-house, secured the intellectual property of the Company’s most important flavors in perpetuity and further enhanced its flavor development and global flavor footprint capabilities (the “AFF Transaction”). Pursuant to the terms of the AFF Transaction, the Company purchased AFF for $688.5 million in cash.

The Company accounted for the AFF Transaction in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations”.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the AFF Transaction consideration preliminary fair value allocations:

	Identifiable Assets Acquired and Liabilities Assumed	Consideration Transferred
Intangibles - flavor formulas (non-amortizing)¹	$618,000	$-
Intangibles - flavor formulas (amortizing)	641	-
Intangibles - customer relationships (amortizing)	30,100	-
Intangibles - trademarks (amortizing)	500	-
Intangibles - other (amortizing)	200	-
Working capital (excluding inventory)	1,861	-
Inventory	27,600	-
Property and equipment, net	1,175	-
Favorable leases	4,480	-
Goodwill	3,928	-
Cash	-	688,485
Total	$688,485	$688,485

1Represents proprietary formulas for the Company’s principal products.

The fair value analysis has yet to progress to a stage where there is sufficient information for a definitive measurement of the respective fair values. Accordingly, the respective fair value allocations are preliminary and are based on valuations derived from estimated fair value assumptions used by management. The Company expects to complete its fair value analysis at a level of detail necessary to finalize the underlying fair value allocation as soon as practicable, but no later than twelve months from the closing of the AFF Transaction.

The Company determined the estimated fair values as follows:

·                 Flavor formulas (non-amortizing) – multi-period excess earnings method

·                 Flavor formulas (amortizing) – replacement cost method

·                 Customer relationships – multi-period excess earnings method

·                 Trademarks – relief-from-royalty method

·                 Inventory – comparative sales method and replacement cost method

·                 Property and equipment, net – replacement cost method

·                 Favorable leases – discounted cash flow method

The preliminary book value of the working capital (excluding inventory) approximates fair value.

The Company has determined goodwill in accordance with ASC 805-30-30-1, “Business Combinations,” which requires the recognition of goodwill for the excess of the aggregate consideration over the net amounts of identifiable assets acquired and liabilities assumed as of the acquisition date.

For tax purposes, the AFF Transaction was recorded as an asset purchase.  As such, the Company received a step-up in tax basis of the AFF assets, net, equal to the purchase price.

In accordance with Regulation S-X, pro forma unaudited condensed financial information for the AFF Transaction has not been provided as the impact of the transaction on the Company’s financial position, results of operations and liquidity was not material.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Coca-Cola Company

On June 12, 2015, the Company completed the transactions contemplated by the definitive agreements entered into with The Coca-Cola Company (“TCCC”) on August 14, 2014 (the “TCCC Transaction”), which provided for a long-term strategic relationship in the global energy drink category.

In consequence of the TCCC Transaction, (1) the Company issued to TCCC 34,040,534 newly issued Company common shares representing approximately 16.7% of the total number of outstanding Company common shares (after giving effect to such issuance) at such time and TCCC appointed two individuals to the Company’s Board of Directors, (2) TCCC transferred all of its rights in and to TCCC’s worldwide energy drink business (“KO Energy”) to the Company, (3) the Company transferred all of its rights in and to its non-energy drink business (“Monster Non-Energy”) to TCCC, (4) the Company and TCCC amended the distribution coordination agreements previously existing between them to govern the transition of third parties’ rights to distribute the Company’s energy products in most territories in the United States (“U.S.”) to members of TCCC’s distribution network, which consists of owned or controlled bottlers/distributors and independent bottling/distribution partners, and (5) TCCC and one of its subsidiaries made an aggregate net cash payment to the Company of $2.15 billion, $125.0 million of which was held in escrow through June 17, 2016, subject to release upon the achievement of milestones relating to the transition of distribution rights to TCCC’s distribution network.

Under the terms of the escrow agreement and the transition payment agreement entered into in connection therewith, if the distribution rights in the U.S. transitioned to TCCC’s distribution network represented case sales in excess of the following percentages of a target case sale amount agreed to by the parties, amounts in the escrow fund in excess of the applicable amounts below would be released to the Company:

Percentage Transitioned	Escrow Release
40%	Amounts in excess of $375 million
50%	Amounts in excess of $312.5 million
60%	Amounts in excess of $250 million
70%	Amounts in excess of $187.5 million
80%	Amounts in excess of $125 million
90%	Amounts in excess of $62.5 million
95%	All remaining amounts

As of June 30, 2016, distribution rights in the U.S. representing approximately 89% of the target case sales had been transitioned to TCCC’s distribution network.  As a result, on the one-year anniversary of the closing of the TCCC Transaction, the then-remaining escrow amount of $125 million was released to TCCC. Going forward TCCC will directly pay to the Company the amounts described above that become payable as a result of future target case sale transitions.  The Company expects to transition sufficient additional distribution rights to receive all such amounts.

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

1 Includes net sales of $13.0 million and net income of $5.8 million related to the acquired KO Energy assets from June 12, 2015 (the date of acquisition) through June 30, 2015.

2 Includes results through June 12, 2015, the date the TCCC Transaction was finalized. The $41.1 million and $100.6 million of net income for KO Energy for the three- and six-months ended June 30, 2015, respectively, is presented before tax. The associated estimated provision for income taxes is included in the “Other” category.

3 Includes results through June 12, 2015. Net income includes the gain recognized on the sale of Monster Non-Energy of $161.5 million.

Pro-Forma Adjustments – Other include the following:

	Three-Months Ended June 30, 2015	Six-Months Ended June 30, 2015
Net sales:
Amortization of deferred revenue	$3,089	$6,897

Net income:
Amortization of deferred revenue	$3,089	$6,897
To record sales commissions	(6,431)	(15,470)
To record amortization of definite lived KO Energy intangibles	(1,400)	(3,126)
To eliminate TCCC Transaction expenses	11,536	15,134
Estimated provision for income taxes on pro forma adjustments	(2,616)	(1,322)
Estimated provision for income taxes on KO Energy income	(15,837)	(38,721)
Total	$(11,659)	$(36,608)

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

The unaudited pro forma financial information is presented for information purposes only and is not intended to represent or be indicative of the combined results of operations that the Company would have reported had the TCCC Transaction been completed as of the date and for the periods presented, and should not be taken as representative of the Company’s consolidated results of operations following the completion of the TCCC Transaction. In addition, the unaudited pro forma financial information is not intended to project the future financial results of operations of the combined company. The unaudited pro forma combined financial information does not reflect any cost savings, operational synergies or revenue enhancements that the combined company may achieve as a result of the TCCC Transaction, or the costs to combine the operations or costs necessary to achieve cost savings, operating synergies and revenue enhancements.

3.                                    RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The accounting standard changes the methodology for measuring credit losses on financial instruments and the timing when such losses are recorded. ASU No. 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the impact of ASU No. 2016-13 on its financial position, results of operations and liquidity.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting”, which changes how companies account for certain aspects of share-based payments to employees. The new guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, and certain classifications on the statement of cash flows. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods with early application permitted. The Company early adopted the standards update effective January 1, 2016, electing (i) retrospective adjustment in the statement of cash flows and (ii) continued recognition of stock compensation based on estimated forfeitures.  For the six-months ended June 30, 2015, each of net cash provided by operating activities and net cash used in financing activities increased by $300.3 million, respectively, as a result of such retrospective adjustment. For the three-and six-months ended June 30, 2016, the Company recorded $2.0 million and $3.6 million of excess tax benefits in net income that previously would have been recorded in additional paid-in-capital. The adoption of ASU No. 2016-09 did not have a material impact on the Company’s financial position, results of operations or liquidity.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. This update is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This update is effective for annual and interim reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of ASU No. 2016-02 on its financial position, results of operations and liquidity.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes”. The amendments under the new guidance require that deferred tax liabilities and assets be classified as noncurrent in the classified balance sheets. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company adopted the standards update effective December 31, 2015, electing to apply it retrospectively to all periods presented.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”.  ASU No. 2015-11 requires entities to measure inventory at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU No. 2015-11 is effective for annual periods, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The adoption of ASU No. 2015-11 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes previous revenue recognition guidance. ASU No. 2014-09 requires that a company recognize revenue at an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring goods or services to a customer. In applying the new guidance, a company will (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the contract’s performance obligations; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 was to be effective for reporting periods beginning after December 15, 2016.  However, on July 9, 2015, the FASB voted to approve a one-year deferral of the effective date. This new guidance is effective for the Company beginning January 1, 2018 and can be adopted using either a full retrospective or modified approach. The Company is currently evaluating the impact of ASU No. 2014-09 on its financial position, results of operations and liquidity.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

4.                                    INVESTMENTS

The following table summarizes the Company’s investments at:

June 30, 2016	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held-to-Maturity
Short-term:
Commercial paper	$-	$-	$-	$-	$-	$-
Municipal securities	44,319	5	7	44,317	7	-
U.S. government agency securities	-	-	-	-	-	-
U.S. Treasuries	-	-	-	-	-	-
Long-term:
Municipal securities	-	-	-	-	-	-
Total	$44,319	$5	$7	$44,317	$7	$-

December 31, 2015	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held-to-Maturity
Short-term:
Commercial paper	$3,978	$-	$-	$3,978	$-	$-
Municipal securities	709,207	63	192	709,078	192	-
U.S. government agency securities	23,369	-	58	23,311	58	-
U.S. Treasuries	8,056	-	13	8,043	13	-
Long-term:
Municipal securities	11,071	-	8	11,063	8	-
U.S. government agency securities	4,277	-	25	4,252	25	-
Total	$759,958	$63	$296	$759,725	$296	$-

During the three- and six-months ended June 30, 2016 and 2015, realized gains or losses recognized on the sale of investments were not significant.

The Company’s investments at June 30, 2016 and December 31, 2015 in commercial paper, U.S. Treasuries, municipal securities and U.S. government agency securities carried investment grade credit ratings.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	June 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
Commercial paper	$-	$-	$3,978	$3,978
Municipal securities	44,319	44,317	709,207	709,078
U.S. government agency securities	-	-	23,369	23,311
U.S. Treasuries	-	-	8,056	8,043
Due 1 -10 years:
Municipal securities	-	-	11,071	11,063
U.S. government agency securities	-	-	4,277	4,252
Due 11 - 20 years:
Municipal securities	-	-	-	-
Total	$44,319	$44,317	$759,958	$759,725

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

·                 Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following tables present the Company’s held-to-maturity investments at amortized cost and the fair value of the Company’s financial assets and liabilities that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

June 30, 2016	Level 1	Level 2	Level 3	Total
Cash	$271,234	$-	$-	$271,234
Money market funds	163,023	-	-	163,023
Certificates of deposit	-	-	-	-
Commercial paper	-	-	-	-
U.S. Treasuries	-	-	-	-
Municipal securities	-	44,831	-	44,831
U.S. government agency securities	-	-	-	-
Foreign currency derivatives	-	(722)	-	(722)
Total	$434,257	$44,109	$-	$478,366

Amounts included in:
Cash and cash equivalents	$434,257	$512	$-	$434,769
Short-term investments	-	44,319	-	44,319
Accounts receivable, net	-	184	-	184
Investments	-	-	-	-
Accrued liabilities	-	(906)	-	(906)
Total	$434,257	$44,109	$-	$478,366

December 31, 2015	Level 1	Level 2	Level 3	Total
Cash	$255,723	$-	$-	$255,723
Money market funds	664,005	-	-	664,005
Certificates of deposit	-	85,007	-	85,007
Commercial paper	-	430,605	-	430,605
U.S. Treasuries	-	260,035	-	260,035
Municipal securities	-	731,744	-	731,744
U.S. government agency securities	-	508,256	-	508,256
Foreign currency derivatives	-	(217)	-	(217)
Total	$919,728	$2,015,430	$-	$2,935,158

Amounts included in:
Cash and cash equivalents	$919,728	$1,255,689	$-	$2,175,417
Short-term investments	-	744,610	-	744,610
Accounts receivable, net	-	371	-	371
Investments	-	15,348	-	15,348
Accrued liabilities	-	(588)	-	(588)
Total	$919,728	$2,015,430	$-	$2,935,158

All of the Company’s short-term investments are classified within Level 1 or Level 2 of the fair value hierarchy. The Company’s valuation of its Level 1 investments, which include money market funds, is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments, which include municipal securities at June 30, 2016 and commercial paper, U.S. Treasuries, certificates of deposit, municipal securities and U.S. government agency securities at December 31, 2015, is based on other observable inputs, specifically a market approach which utilizes valuation models, pricing systems, mathematical tools and other relevant information for the same or similar securities. The Company’s valuation of its Level 2 foreign exchange contracts is based on quoted market prices of the same or similar instruments, adjusted for counterparty risk. There were no transfers between Level 1 and Level 2 measurements during the six-months ended June 30, 2016 or the year ended December 31, 2015, and there were no changes in the Company’s valuation techniques.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

6.                                    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to foreign currency exchange rate risks related primarily to its foreign business operations. During the six-months ended June 30, 2016 and the year ended December 31, 2015, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts of the Company that were outstanding as of June 30, 2016 have terms of one month or less. The Company does not enter into forward currency exchange contracts for speculation or trading purposes.

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

The notional amount and fair value of all outstanding foreign currency derivative instruments in the condensed consolidated balance sheets consist of the following at:

June 30, 2016
Derivatives not designated as hedging instruments under FASB ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets:
Foreign currency exchange contracts:
Receive USD/pay GBP	$16,141	$110	Accounts receivable, net
Receive EUR/pay USD	28,473	57	Accounts receivable, net
Receive SGD/pay USD	6,734	17	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive USD/pay AUD	$17,578	$(204)	Accrued liabilities
Receive USD/pay MXN	6,739	(188)	Accrued liabilities
Receive USD/pay ZAR	13,385	(347)	Accrued liabilities
Receive USD/pay NZD	2,314	(36)	Accrued liabilities
Receive USD/pay BRL	3,121	(91)	Accrued liabilities
Receive USD/pay COP	1,672	(40)	Accrued liabilities

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

December 31, 2015
Derivatives not designated as hedging instruments under FASB ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets:
Foreign currency exchange contracts:
Receive USD/pay GBP	$18,146	$168	Accounts receivable, net
Receive USD/pay ZAR	17,411	144	Accounts receivable, net
Receive USD/pay RUB	2,173	9	Accounts receivable, net
Receive USD/pay BRL	2,478	49	Accounts receivable, net
Receive USD/pay COP	1,351	1	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive EUR/pay USD	$39,578	$(429)	Accrued liabilities
Receive USD/pay AUD	14,040	(82)	Accrued liabilities
Receive USD/pay CAD	2,804	(15)	Accrued liabilities
Receive USD/pay JPY	2,495	(2)	Accrued liabilities
Receive USD/pay MXN	8,122	(15)	Accrued liabilities
Receive SGD/pay USD	3,837	(30)	Accrued liabilities
Receive USD/pay NZD	1,978	(3)	Accrued liabilities
Receive USD/pay CLP	3,519	(12)	Accrued liabilities

The net gains (losses) on derivative instruments in the condensed consolidated statements of income were as follows:

		Amount of gain (loss) recognized in income on derivatives
		Three-months ended
Derivatives not designated as hedging instruments under FASB ASC 815-20	Location of gain (loss) recognized in income on derivatives	June 30, 2016	June 30, 2015
Foreign currency exchange contracts	Interest and other (expense) income, net	$141	$(63)

		Amount of gain (loss) recognized in income on derivatives
		Six-months ended
Derivatives not designated as hedging instruments under FASB ASC 815-20	Location of gain (loss) recognized in income on derivatives	June 30, 2016	June 30, 2015
Foreign currency exchange contracts	Interest and other (expense) income, net	$458	$(1,919)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

7.                                    INVENTORIES

Inventories consist of the following at:

	June 30, 2016	December 31, 2015
Raw materials	$69,811	$52,043
Finished goods	104,590	104,078
	$174,401	$156,121

8.                                    PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at:

	June 30, 2016	December 31, 2015
Land	$6,792	$6,792
Leasehold improvements	2,756	2,804
Furniture and fixtures	3,602	3,551
Office and computer equipment	10,764	11,080
Computer software	2,768	2,530
Equipment	102,225	93,465
Buildings	40,983	39,848
Vehicles	30,738	29,804
	200,628	189,874
Less: accumulated depreciation and amortization	(98,066)	(92,520)
	$102,562	$97,354

9.                                    GOODWILL AND OTHER INTANGIBLE ASSETS

The following is a roll-forward of goodwill for the six-months ended June 30, 2016 by reportable segment:

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Monster Energy® Drinks	Strategic Brands	Other	Total
Balance at December 31, 2015	$641,716	$637,999	$-	$1,279,715
Acquisitions	3,928	-	-	3,928
Balance at June 30, 2016	$645,644	$637,999	$-	$1,283,643

Intangible assets consist of the following at:

	June 30, 2016	December 31, 2015
Amortizing intangibles	$71,213	$35,263
Accumulated amortization	(8,612)	(3,899)
	62,601	31,364
Non-amortizing intangibles	1,019,550	396,622
	$1,082,151	$427,986

Amortizing intangibles primarily consist of customer relationships. All amortizing intangibles have been assigned an estimated finite useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives, generally five to seven years. Total amortization expense recorded was $2.9 million and $0.3 million for the three-months ended June 30, 2016 and 2015, respectively. Total amortization expense recorded was $4.6 million and $0.3 million for the six-months ended June 30, 2016 and 2015, respectively.

10.                            DISTRIBUTION AGREEMENTS

In accordance with ASC No. 420 “Exit or Disposal Cost Obligations”, the Company expenses distributor termination costs in the period in which the written notification of termination occurs.  The Company incurred termination costs of $25.3 million and $12.2 million for the three-months ended June 30, 2016 and 2015, respectively. The Company incurred termination costs of $28.7 million and $218.2 million for the six-months ended June 30, 2016 and 2015, respectively. Such termination costs have been expensed in full and are included in operating expenses for the three- and six-months ended June 30, 2016 and 2015.

In the normal course of business, amounts received pursuant to new and/or amended distribution agreements entered into with certain distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, are accounted for as deferred revenue and are recognized as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years. Revenue recognized was $12.1 million and $3.2 million for the three-months ended June 30, 2016 and 2015, respectively. Revenue recognized was $20.2 million and $46.5 million for the six-months ended June 30, 2016 and 2015, respectively.  Included in the $12.1 million and $20.2 million of revenue recognized for the three- and six-months ended June 30, 2016 was $5.0 million related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors who were sent notices of termination during the second quarter of 2016. There was no acceleration of deferred revenue in the three-months ended June 30, 2015. Included in the $46.5 million of revenue recognized for the six-months ended June 30, 2015 was $39.8 million related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors who were sent notices of termination during the first quarter of 2015.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

11.                            COMMITMENTS AND CONTINGENCIES

The Company had purchase commitments aggregating approximately $29.0 million at June 30, 2016, which represented commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms, but are generally satisfied within one year.

The Company had contractual obligations aggregating approximately $136.7 million at June 30, 2016, which related primarily to sponsorships and other marketing activities.

The Company had operating lease commitments aggregating approximately $20.3 million at June 30, 2016, which related primarily to warehouse and office space.

In July 2016, we entered into an agreement to acquire an approximately 75,425 square foot, free standing, three-story office building, including the real property thereunder and improvements thereon, located in Corona, CA adjacent to our current corporate headquarters, for a purchase price of approximately $12.6 million. The purchase is subject to various conditions precedent that must be satisfied prior to the closing. If we ultimately acquire the building, we intend to complete any necessary improvements and occupy the building as an extension of our existing corporate headquarters at some time in the future.

In February 2016, the Company entered into an agreement to acquire approximately 49 acres of land, located in Rialto, CA, for a purchase price of approximately $39.0 million. The purchase is subject to various conditions precedent that must be satisfied prior to the closing. If the Company ultimately acquires the land, it intends to build an approximately 1,000,000 square-foot building to replace its current leased warehouse and distribution space located in Corona, CA.

Legal Proceedings

Litigation - The Company has been named a defendant in numerous personal injury lawsuits, claiming that the death or other serious injury of the plaintiffs was caused by consumption of Monster Energy® brand energy drinks. The plaintiffs in these lawsuits allege strict product liability, negligence, fraudulent concealment, breach of implied warranties and wrongful death. The Company believes that each complaint is without merit and plans a vigorous defense. The Company also believes that any damages, if awarded, would not have a material adverse effect on the Company’s financial position or results of operations.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

San Francisco City Attorney Litigation – On October 31, 2012, the Company received a written request for information from the City Attorney for the City and County of San Francisco concerning the Company’s advertising and marketing of its Monster Energy® brand energy drinks and specifically concerning the safety of its products for consumption by adolescents. In a letter dated March 29, 2013, the San Francisco City Attorney threatened to bring suit against the Company if it did not agree to take the following five steps immediately: (i) “Reformulate its products to lower the caffeine content to safe levels”;  (ii) “Provide adequate warning labels”; (iii) “Cease promoting over-consumption in marketing”; (iv) “Cease use of alcohol and drug references in marketing” and (v) “Cease targeting minors.”

(i) The Company Action – On April 29, 2013, the Company and its wholly-owned subsidiary, Monster Energy Company, filed a complaint for declaratory and injunctive relief against the San Francisco City Attorney (the “Company Action”) in United States District Court for the Central District of California (the “Central District Court”), styled Monster Beverage Corp., et al. v. Dennis Herrera. The Company sought a declaration from the Central District Court that the San Francisco City Attorney’s investigation and demands are impermissible and preempted, subject to the doctrine of primary jurisdiction, are unconstitutional in that they violate the First and Fourteenth Amendments’ prohibitions against compelled speech, content-based speech and commercial speech, are impermissibly void-for-vagueness and/or violate the Commerce Clause. On June 3, 2013, the City Attorney filed a motion to dismiss the Company Action, arguing in part that the complaint should be dismissed in light of the San Francisco Action (described below) filed on May 6, 2013. On August 22, 2013, the Central District Court granted in part and denied in part the City Attorney’s motion. On October 17, 2013, the City Attorney filed a renewed motion to dismiss the Company Action and on December 16, 2013, the Central District Court granted the City Attorney’s renewed motion, dismissing the Company Action. The Company filed a Notice of Appeal to the Ninth Circuit on December 18, 2013 and on May 17, 2016, the Ninth Circuit affirmed the Central District Court’s order.

(ii) The San Francisco Action – On May 6, 2013, the San Francisco City Attorney filed a complaint for declaratory and injunctive relief, civil penalties and restitution for alleged violation of California’s Unfair Competition Law, Business & Professions Code sections 17200, et seq., styled People Of The State Of California ex rel. Dennis Herrera, San Francisco City Attorney v. Monster Beverage Corporation, in San Francisco Superior Court (the “San Francisco Action”). The City Attorney alleges that the Company (1) mislabeled its products as a dietary supplement, in violation of California’s Sherman Food, Drug and Cosmetic Law, California Health & Safety Code sections 109875, et. seq.; (2) is selling an “adulterated” product because caffeine is not generally recognized as safe due to the alleged lack of scientific consensus concerning the safety of the levels of caffeine in the Company’s products and (3) is engaged in unfair and misleading business practices because its marketing (a) does not disclose the health risks that energy drinks pose for children and teens, (b) fails to warn against and promotes unsafe consumption, (c) implicitly promotes mixing of energy drinks with alcohol or drugs and (d) is deceptive because it includes unsubstantiated claims about the purported special benefits of its “killer” ingredients and “energy blend.” The City Attorney sought a declaration that the Company has engaged in unfair and unlawful business acts and practices in violation of the Unfair Competition Law, an injunction from performing or proposing to perform any acts in violation of the Unfair Competition Law, restitution and civil penalties.

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

The Court has set the case for a bench trial which is scheduled to take place April 10-17, 2017.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, or in the amount of any related insurance reimbursements recorded. As of June 30, 2016, the Company’s condensed consolidated balance sheet includes accrued loss contingencies of approximately $0.3 million.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

12.                            ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the six-months ended June 30, 2016 are as follows:

Currency Translation Losses

Balance at December 31, 2015	$21,878
Other comprehensive (gain) before reclassifications	-
Amounts reclassified from accumulated other comprehensive loss	-
Net current-period other comprehensive (gain)	(7,401)
Balance at June 30, 2016	$14,477

13.                            TREASURY STOCK

On April 28, 2016, the Board of Directors authorized the Company to commence a “modified Dutch auction” tender offer to repurchase up to $2.0 billion of its outstanding shares of common stock. The repurchase was authorized under the Company’s existing share repurchase authority and was funded with cash on hand. The Company commenced the tender offer in May 2016. On June 15, 2016, the Company accepted for payment an aggregate of 12,820,512 shares of common stock at a purchase price of $156.00 per share, for a total amount of $2.0 billion (excluding commissions), which exhausted the availability under all share repurchase plans. Such shares of common stock are included in common stock in treasury in the accompanying condensed consolidated balance sheet at June 30, 2016.

During the three-months ended June 30, 2016, 1,585 shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $0.2 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying condensed consolidated balance sheet at June 30, 2016.

14.                            STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at June 30, 2016: the Monster Beverage Corporation 2011 Omnibus Incentive Plan and the 2009 Monster Beverage Corporation Stock Incentive Plan for Non-Employee Directors.

The Company recorded $11.5 million and $8.5 million of compensation expense relating to outstanding options, restricted stock awards, stock appreciation rights and restricted stock units during the three-months ended June 30, 2016 and 2015, respectively. The Company recorded $21.6 million and $14.8 million of compensation expense relating to outstanding options, restricted stock awards, stock appreciation rights and restricted stock units during the six-months ended June 30, 2016 and 2015, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The excess tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options, vesting of restricted stock units and restricted stock awards for the three-months ended June 30, 2016 and 2015 was $2.0 million and $115.6 million, respectively. The excess tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options, vesting of restricted stock units and restricted stock awards for the six-months ended June 30, 2016 and 2015 was $3.6 million and $300.3 million, respectively. As a result of the Company’s early adoption of ASU No. 2016-09 effective January 1, 2016, the Company recorded excess tax benefits of $2.0 million and $3.6 million in net income for the three- and six-months ended June 30, 2016.  The excess tax benefits for the three- and six-months ended June 30, 2015 of $115.6 million and $300.3 million, respectively, were recorded in additional paid-in-capital.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted as of June 30, 2016 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2016	2015	2016	2015
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	36.2%	37.0%	36.2%	37.1%
Risk-free interest rate	1.3%	1.5%	1.4%	1.6%
Expected term	6.4 years	5.8 years	6.3 years	5.8 years

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

Options	Number of Shares (In thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	6,590	$50.85	5.6	$646,497
Granted 01/01/16 - 03/31/16	961	$132.06
Granted 04/01/16 - 06/30/16	219	$138.53
Exercised	(210)	$38.89
Cancelled or forfeited	(81)	$94.97
Outstanding at June 30, 2016	7,479	$63.72	5.8	$725,436
Vested and expected to vest in the future at June 30, 2016	7,031	$60.23	5.6	$706,495
Exercisable at June 30, 2016	4,350	$31.24	3.9	$563,212

The weighted-average grant-date fair value of options granted during the three-months ended June 30, 2016 and 2015 was $52.33 per share and $49.72 per share, respectively. The weighted-average grant-date fair value of options granted during the six-months ended June 30, 2016 and 2015 was $50.66 per share and $50.14 per share, respectively. The total intrinsic value of options exercised during the three-months ended June 30, 2016 and 2015 was $10.9 million and $314.0 million, respectively. The total intrinsic value of options exercised during the six-months ended June 30, 2016 and 2015 was $21.4 million and $829.7 million, respectively.

Cash received from option exercises under all plans for the three-months ended June 30, 2016 and 2015 was approximately $4.1 million and $22.7 million, respectively. Cash received from option exercises under all plans for the six-months ended June 30, 2016 and 2015 was approximately $8.1 million and $41.7 million, respectively.

At June 30, 2016, there was $106.9 million of total unrecognized compensation expense related to non-vested options granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 3.2 years.

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

The following table summarizes the Company’s activities with respect to non-vested restricted stock awards and non-vested restricted stock units as follows:

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2016	178	$99.58
Granted 01/01/16- 03/31/16	82	$131.96
Granted 04/01/16- 06/30/16	12	$148.94
Vested	(68)	$104.32
Forfeited/cancelled	(1)	$57.45
Non-vested at June 30, 2016	203	$114.26

The weighted-average grant-date fair value of restricted stock units and restricted stock awards granted during the three-months ended June 30, 2016 was $148.94 per share. No restricted stock units or restricted stock awards were granted during the three-months ended June 30, 2015.  The weighted-average grant-date fair value of restricted stock units and restricted stock awards granted during the six-months ended June 30, 2016 and 2015 was $134.14 per share and $135.48 per share, respectively. As of June 30, 2016, 0.2 million of restricted stock units and restricted stock awards are expected to vest over their respective terms.

At June 30, 2016, total unrecognized compensation expense relating to non-vested restricted stock awards and non-vested restricted stock units was $19.3 million, which is expected to be recognized over a weighted-average period of 2.0 years.

15.                            INCOME TAXES

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the six-months ended June 30, 2016:

Gross Unrecognized Tax Benefits
Balance at December 31, 2015	$471
Additions for tax positions related to the current year	-
Additions for tax positions related to the prior year	-
Decreases related to settlement with taxing authority	-
Balance at June 30, 2016	$471

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. As of June 30, 2016, the Company had accrued approximately $0.2 million in interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions, the resultant impact on the Company’s effective tax rate would not be significant. It is expected that the change in the amount of unrecognized tax benefits within the next 12 months will not be significant.

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

16.                            EARNINGS PER SHARE

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations is presented below:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Weighted-average shares outstanding:
Basic	200,979	176,985	201,962	173,447
Dilutive	3,989	4,432	3,986	4,551
Diluted	204,968	181,417	205,948	177,998

For the three-months ended June 30, 2016 and 2015, options and awards outstanding totaling 2.0 million shares and 1.1 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive. For the six-months ended June 30, 2016 and 2015, options and awards outstanding totaling 1.6 million shares and 0.8 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

17.                            SEGMENT INFORMATION

During the second quarter of 2016, the Company renamed and revised its reportable segments to reflect management’s current view of the business and to align its external financial reporting with its operating and internal financial model. Historical segment information has been revised to reflect the effect of this change.

The Company has three operating and reportable segments, (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is comprised of the Company’s Monster Energy® drink products (previously the Finished Products segment), (ii) Strategic Brands (“Strategic Brands”), which include the various energy drink brands acquired from TCCC as a result of the TCCC Transaction (previously the Concentrate segment) and (iii) Other, (“Other”) the principal products of which include the brands disposed of as a result of the TCCC Transaction as well as certain products acquired as part of the AFF Transaction that are sold to independent third-parties.

The Company’s Monster Energy® Drinks segment generates net operating revenues by selling ready-to-drink packaged energy drinks to full service beverage distributors, retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, health food distributors, food service customers and the military.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company’s Strategic Brands segment primarily generates net operating revenues by selling “concentrates” and/or “beverage bases” to authorized bottling and canning operations. Such bottlers generally combine the concentrates and/or beverage bases with sweeteners and water, which are then filled in authorized containers bearing the Company’s respective trademarks and sold to customers directly (or in some cases through wholesalers or other bottlers). To a lesser extent, the Company’s Strategic Brands segment generates net operating revenues by selling ready-to-drink packaged energy drinks to full service beverage distributors, retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, health food distributors, food service customers and the military.

Generally, the Monster Energy® Drinks segment generates higher per case net operating revenues, but lower per case gross profit margins than the Strategic Brands segment.

Corporate and unallocated amounts that do not relate to a reportable segment have been allocated to “Corporate & Unallocated.” No asset information, other than goodwill and other intangible assets, has been provided for in the Company’s reportable segments as management does not measure or allocate such assets on a segment basis.

The net revenues derived from the Company’s reportable segments and other financial information related thereto for the three- and six-months ended June 30, 2016 and 2015 are as follows:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales:
Monster Energy® Drinks(1)	$743,453	$651,228	$1,365,381	$1,246,710
Strategic Brands	77,400	12,978	135,852	12,978
Other	6,635	29,516	6,441	60,824
Corporate and unallocated	-	-	-	-
	$827,488	$693,722	$1,507,674	$1,320,512

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating Income:
Monster Energy® Drinks(1) (2)	$298,942	$251,551	$566,329	$307,172
Strategic Brands	48,019	9,084	87,095	9,084
Other(3)	686	163,661	342	165,660
Corporate and unallocated	(59,124)	(58,157)	(110,529)	(108,149)
	$288,523	$366,139	$543,237	$373,767

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Income before tax:
Monster Energy® Drinks(1) (2)	$298,974	$251,740	$566,412	$307,435
Strategic Brands	48,008	9,084	87,068	9,084
Other(3)	686	163,661	342	165,660
Corporate and unallocated	(59,367)	(59,361)	(110,199)	(108,194)
	$288,301	$365,124	$543,623	$373,985

(1)          Includes $12.1 million and $3.2 million for the three-months ended June 30, 2016 and 2015, respectively, related to the recognition of deferred revenue. Includes $20.2 million and $46.5 million for the six-months ended June 30, 2016 and 2015, respectively, related to the recognition of deferred revenue.

(2)          Includes $25.3 million and $12.2 million for the three-months ended June 30, 2016 and 2015, respectively, related to distributor termination costs. Includes $28.7 million and $218.2 million for the six-months ended June 30, 2016 and 2015, respectively, related to distributor termination costs.

(3)          Includes $161.5 million gain on the sale of Monster Non-Energy for the three- and six-months ended June 30, 2015.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Depreciation and amortization
Monster Energy® Drinks	$5,795	$5,093	$11,573	$10,148
Strategic Brands	1,778	345	3,548	345
Other	1,135	92	1,136	231
Corporate and unallocated	1,598	1,250	3,072	2,525
	$10,306	$6,780	$19,329	$13,249

	June 30, 2016	December 31, 2015
Goodwill and other intangible assets:
Monster Energy® Drinks	$1,330,493	$699,346
Strategic Brands	1,004,995	1,008,355
Other	30,306	-
Corporate and unallocated	-	-
	$2,365,794	$1,707,701

Corporate and unallocated expenses for the three-months ended June 30, 2016 include $31.1 million of payroll costs, of which $11.5 million was attributable to stock-based compensation expense (see Note 14, “Stock-Based Compensation”), as well as $19.6 million attributable to professional service expenses, including accounting and legal costs, and $8.7 million of other operating expenses.  Corporate and unallocated expenses for the three-months ended June 30, 2015 include $28.3 million of payroll costs, of which $8.5 million was attributable to stock-based compensation expense (see Note 14, “Stock-Based Compensation”), as well as $21.8 million attributable to professional service expenses, including accounting and legal costs, and $8.1 million of other operating expenses.

Corporate and unallocated expenses for the six-months ended June 30, 2016 include $59.5 million of payroll costs, of which $21.5 million was attributable to stock-based compensation expense (see Note 14, “Stock-Based Compensation”), as well as $35.5 million attributable to professional service expenses, including accounting and legal costs, and $15.2 million of other operating expenses.  Corporate and unallocated expenses for the six-months ended June 30, 2015 include $56.9 million of payroll costs, of which $14.8 million was attributable to stock-based compensation expense (see Note 14, “Stock-Based Compensation”), as well as $36.3 million attributable to professional service expenses, including accounting and legal costs, and $14.9 million of other operating expenses.

TCCC, through certain wholly-owned subsidiaries (the “TCCC Subsidiaries”), accounted for approximately 42% and 45% of the Company’s net sales for the three-months ended June 30, 2016 and 2015, respectively. The TCCC Subsidiaries accounted for approximately 44% and 40% of the Company’s net sales for the six-months ended June 30, 2016 and 2015, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Net sales to customers outside the United States amounted to $200.2 million and $151.3 million for the three-months ended June 30, 2016 and 2015, respectively. Net sales to customers outside the United States amounted to $349.3 million and $264.3 million for the six-months ended June 30, 2016 and 2015, respectively.

18.                            RELATED PARTY TRANSACTIONS

As a result of the TCCC Transaction, TCCC controls more than 10% of the voting interests of the Company.  TCCC, through the TCCC Subsidiaries and through certain of its affiliated companies (the “TCCC Affiliates”) purchases and distributes certain of the Company’s products both domestically and in certain international territories.  The Company also pays TCCC a commission based on certain sales within the TCCC bottling network.

TCCC commissions, based on sales to the TCCC Affiliates for the three-months ended June 30, 2016 and 2015, were $8.3 million and $1.8 million respectively. TCCC commissions, based on sales to the TCCC Affiliates for the six-months ended June 30, 2016 and 2015, were $10.9 million and $1.8 million, respectively.

TCCC commissions, based on sales to the TCCC Subsidiaries, are accounted for as a reduction to revenue and are reported in net sales to the TCCC Subsidiaries. Net sales to the TCCC Subsidiaries for the three-months ended June 30, 2016 and 2015 were $344.0 million and $311.0 million, respectively. Net sales to the TCCC Subsidiaries for the six-months ended June 30, 2016 and 2015 were $659.2 million and $529.9 million, respectively.

The Company also purchases concentrates from TCCC which are then sold to both the TCCC Affiliates and the TCCC Subsidiaries. Concentrate purchases from TCCC were $8.0 million and $1.1 million for the three-months ended June 30, 2016 and 2015, respectively. Concentrate purchases from TCCC were $14.7 million and $1.1 million for the six-months ended June 30, 2016 and 2015, respectively.

A certain TCCC Subsidiary also contract manufactures certain of the Company’s Monster Energy® brand energy drinks. Contract manufacturing expenses were $2.2 million and $1.1 million for the three-months ended June 30, 2016 and 2015, respectively. Contract manufacturing expenses were $3.8 million and $3.4 million for the six-months ended June 30, 2016 and 2015, respectively.

Accounts receivable, accounts payable and accrued promotional allowances related to the TCCC Subsidiaries are as follows at:

	June 30, 2016	December 31, 2015

Accounts receivable, net	$197,764	$172,201
Accounts payable	$63,337	$58,579
Accrued promotional allowances	$39,037	$27,544

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Two directors and officers of the Company and their families are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the three-months ended June 30, 2016 and 2015 were $0.2 million and $0.3 million, respectively. Expenses incurred with such company in connection with promotional materials purchased during the six-months ended June 30, 2016 and 2015 were $0.3 million and $1.2 million, respectively.

19.                            SUBSEQUENT EVENTS

On August 2, 2016, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to $250.0 million of the Company’s outstanding common stock (the “August 2016 Repurchase Plan”).  As of August 5, 2016, no shares have been repurchased under the August 2016 Repurchase Plan.

In July 2016, the Company entered into an agreement to acquire an approximately 75,425 square foot, free standing, three-story office building, including the real property thereunder and improvements thereon, located in Corona, CA adjacent to its current corporate headquarters, for a purchase price of approximately $12.6 million. The purchase is subject to various conditions precedent that must be satisfied prior to the closing. If the Company ultimately acquires the building, it intends to complete any necessary improvements and occupy the building as an extension of its existing corporate headquarters at some time in the future.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

Monster Beverage Corporation was incorporated in Delaware on April 25, 1990. Our principal place of business is located at 1 Monster Way, Corona, California 92879 and our telephone number is (951) 739-6200. When this report uses the words “the Company”, “we”, “us”, and “our”, these words refer to Monster Beverage Corporation and its subsidiaries, unless the context otherwise requires. We are a holding company and conduct no operating business except through our consolidated subsidiaries.

Stock Repurchase

On April 28, 2016, the Board of Directors authorized us to commence a “modified Dutch auction” tender offer to repurchase up to $2.0 billion of our outstanding shares of common stock (the “Stock Repurchase”). The Stock Repurchase was authorized under our existing share repurchase authority and was funded with cash on hand. We commenced the tender offer in May 2016. On June 15, 2016, we accepted for payment an aggregate of 12,820,512 shares of common stock at a purchase price of $156.00 per share, for a total amount of $2.0 billion (excluding commissions), which exhausted the availability under all share repurchase plans. Such shares of common stock are included in common stock in treasury in the accompanying condensed consolidated balance sheet at June 30, 2016.

We incurred $1.5 million and $1.6 million in Stock Repurchase related expenses for the three- and six-months ended June 30, 2016, respectively.

Acquisitions and Divestitures

On April 1, 2016, we completed our acquisition of flavor supplier and long-time business partner American Fruits & Flavors (“AFF”), in an asset acquisition that brought our primary flavor supplier in-house, secured the intellectual property of our most important flavors in perpetuity and further enhanced our flavor development and global flavor footprint capabilities (the “AFF Transaction”). Pursuant to the terms of the AFF Transaction, we purchased AFF for $688.5 million in cash.

We accounted for the AFF Transaction in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations”.  Inventory purchased under the AFF Transaction was recorded at fair value. Raw material cost savings from the AFF Transaction were minimally realized in the three-months ended June 30, 2016 as the Company’s inventory on hand prior to the AFF Transaction as well as the inventory acquired in the AFF Transaction which was recorded at fair value, were not recognized through cost of goods sold until the end of the second quarter. As of June 30, 2016, the Company’s inventory on hand is recorded at the cost to AFF.

We incurred $3.6 million and $4.5 million in AFF Transaction related expenses for the three- and six-months ended June 30, 2016.

On June 12, 2015, we completed the transactions contemplated by the definitive agreements entered into with The Coca-Cola Company (“TCCC”) on August 14, 2014, which provided for a long-term strategic relationship in the global energy drink category (the “TCCC Transaction”).

In accordance with ASC No. 420 “Exit or Disposal Cost Obligations”, we expense distributor termination costs in the period in which the written notification of termination occurs.  We incurred termination costs of $25.3 million and $12.2 million for the three-months ended June 30, 2016 and 2015, respectively. We incurred termination costs of $28.7 million and $218.2 million for the six-months ended June 30, 2016 and 2015, respectively. Such termination costs have been expensed in full and are included in operating expenses for the three- and six-months ended June 30, 2016 and 2015. In addition, we recognized as income $5.0 million in the second quarter of 2016 and $39.8 million in the first quarter of 2015, in each case, related to the accelerated amortization of the deferred revenue balances associated with certain of our prior distributors who were sent notices of termination during the first quarter of 2015.

We incurred $11.5 million and $15.1 million in TCCC Transaction related expenses for the three- and six- months ended June 30, 2015, respectively.

The following table summarizes the financial impact of the transactions discussed above for the three- and six-months ended June 30, 2016 and 2015:

Income Statement Items (in thousands):	Three-Months Ended June 30, 2016	Three-Months Ended June 30, 2015	Six-Months Ended June 30, 2016	Six-Months Ended June 30, 2015

Included in Net Sales:
Accelerated recognition of deferred revenue	$4,963	$-	$4,963	$39,761

Included in Operating Expenses:
Stock Repurchase expenses	$(1,462)	$-	$(1,556)	$-
AFF Transaction expenses	(3,631)	-	(4,483)	-
Distributor termination costs	(25,261)	(12,207)	(28,701)	(218,187)
TCCC Transaction expenses	-	(11,536)	-	(15,134)

Gain on sale of Monster Non-Energy	$-	$161,470	$-	$161,470

Net Impact on Operating Income	$(25,391)	$137,727	$(29,777)	$(32,090)

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

Our Monster Energy® brand energy drinks, which represented 89.8% and 93.9% of our net sales for the three-months ended June 30, 2016 and 2015, respectively, primarily include the following:

· Monster Energy®	· Java Monster® Kona Blend
· Lo-Carb Monster Energy®	· Java Monster® Loca Moca®
· Monster Assault®	· Java Monster® Mean Bean®
· Juice Monster® Khaos®	· Java Monster® Vanilla Light

·                                         Juice Monster® Ripper®

·                                         Juice Monster® Pipeline Punch™

·                                         Monster Energy® Absolutely Zero

·                                         Monster Energy® Import

·                                         Punch Monster® Baller’s Blend® (formerly Dub Edition)

·                                         Punch Monster® Mad Dog (formerly Dub Edition)

·                                         Monster Rehab® Tea + Lemonade + Energy

·                                         Monster Rehab® Raspberry Tea + Energy (formerly Rojo)

·                                         Monster Rehab® Green Tea + Energy

·                                         Monster Rehab® Tea + Orangeade + Energy

·                                         Monster Rehab® Tea + Pink Lemonade + Energy

·                                         Monster Rehab® Peach Tea + Energy

·                                         Muscle Monster® Vanilla

·                                         Muscle Monster® Chocolate

·                                         Muscle Monster® Strawberry

·                                         Muscle Monster® Banana

·                                         Monster Ghost™ M-100™

·                                         Monster Phantom™ M-100™

·                                         Java Monster® Irish Blend®

·                                         Java Monster® Salted Caramel

·                                         Mega Monster Energy®

·                                         Monster Energy Extra Strength Nitrous Technology® Super Dry™

·                                         Monster Energy Extra Strength Nitrous Technology® Anti-Gravity®

·                                         M3® Monster Energy® Super Concentrate

·                                         Monster Energy Zero Ultra®

·                                         Monster Energy Ultra Blue®

·                                         Monster Energy Ultra Red®

·                                         Monster Energy Ultra Black®

·                                         Monster Energy Ultra Sunrise®

·                                         Monster Energy Ultra Citron®

·                                         Monster Energy® Unleaded®

·                                         Übermonster® Energy Brew™

·                                         Monster Energy® Valentino Rossi

·                                         Monster Energy® Gronk

We have three operating and reportable segments, (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is comprised of the Company’s Monster Energy® drink products (previously the Finished Products segment), (ii) Strategic Brands (“Strategic Brands”), which include the various energy drink brands acquired from TCCC as a result of the TCCC Transaction (previously the Concentrate segment) and (iii) Other, (“Other”) the principal products of which include the brands disposed of as a result of the TCCC Transaction as well as certain products acquired as part of the AFF Transaction that are sold to independent third-parties.

During the six-months ended June 30, 2016, we continued to expand our existing energy drink portfolio and further develop our distribution markets. During the six-months ended June 30, 2016, we introduced the following products:

·                       Java Monster® Salted Caramel (January 2016)

·                       Monster Energy® Gronk, a carbonated energy drink (February 2016)

In the normal course of business we discontinue certain products and/or product lines. Those products and/or product lines discontinued during the six-months ended June 30, 2016, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Our net sales of $827.5 million for the three-months ended June 30, 2016 represented record sales for our second fiscal quarter. The vast majority of our net sales are derived from our Monster Energy® brand energy drinks. Net sales of our Monster Energy® brand energy drinks were $743.5 million for the three-months ended June 30, 2016.  Net sales of our Strategic Brands acquired as part of the TCCC Transaction were $77.4 million for the three-months ended June 30, 2016.

Changes in foreign currency exchange rates had an unfavorable impact on net sales in the Monster Energy® Drinks segment of approximately $2.6 million for the three-months ended June 30, 2016, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business. Changes in foreign currency exchange rates had an unfavorable impact on net sales in the Strategic Brands segment of approximately $1.5 million for the three-months ended June 30, 2016, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business.

Our Monster Energy® Drinks segment represented 89.8% and 93.9% of our consolidated net sales for the three-months ended June 30, 2016 and 2015, respectively. Our Strategic Brands segment represented 9.4% and 1.9% of our consolidated net sales for the three-months ended June 30, 2016 and 2015, respectively. Our Other segment represented 0.8% and 4.2% of our consolidated net sales for the three-months ended June 30, 2016 and 2015, respectively.

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

All of our beverage products are manufactured by various third-party bottlers and co-packers situated throughout the United States and abroad, under separate arrangements with each party.

Our growth strategy includes expanding our international business. Gross sales to customers outside the United States amounted to $243.9 million and $187.2 million for the three-months ended June 30, 2016 and 2015, respectively. Such sales were approximately 26% and 24% of gross sales for the three-months ended June 30, 2016 and 2015, respectively. Changes in foreign currency exchange rates had an unfavorable impact on gross sales to customers outside the United States of approximately 2% and 16% for the three-months ended June 30, 2016 and 2015, respectively, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business.

Our customers are primarily full service beverage bottlers/distributors, retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, health food distributors, food service customers and the military. Gross sales to our various customer types for the three- and six-months ended June 30, 2016 and 2015 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such bottlers/distributors’ sales to their own customers.

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2016	2015	2016	2015
U.S. full service bottlers/distributors	64%	63%	65%	64%
Club stores, drug chains & mass merchandisers	8%	10%	8%	9%
International full service bottlers/distributors	26%	24%	25%	23%
Retail grocery, specialty chains and wholesalers	1%	3%	1%	3%
Other	1%	0%	1%	1%

Our customers include Coca-Cola Refreshments USA, Inc., Coca-Cola Bottling Company, CCBCC Operations, LLC, United Bottling Contracts Company, LLC, Swire Coca-Cola, USA and certain other TCCC independent bottlers, Coca-Cola Enterprises, Inc., Coca-Cola Hellenic, Asahi, Kalil Bottling Group, Wal-Mart, Inc. (including Sam’s Club), Costco, Anheuser Busch (“AB”) and select independent AB distributors (“AB Distributors”). In February 2015, in accordance with our then existing agreements with the applicable AB Distributors, we sent notices of termination to the majority of the AB Distributors in the U.S. for the termination of their respective distribution agreements. The associated distribution rights relating to such terminated distribution agreements have been transitioned to TCCC’s network of owned or controlled bottlers/distributors and independent bottlers/distributors as of the effective date of termination of the affected AB Distributors’ rights in the applicable territories. As of August 5, 2016, distribution rights in the U.S. representing approximately 89% of the target case sales have been transitioned to TCCC’s distribution network. A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations. TCCC, through certain wholly-owned subsidiaries (the “TCCC Subsidiaries”), accounted for approximately 42% and 45% of our net sales for the three-months ended June 30, 2016 and 2015, respectively. TCCC, through the TCCC Subsidiaries, accounted for approximately 44% and 40% of our net sales for the six-months ended June 30, 2016 and 2015, respectively.

Results of Operations

The following table sets forth key statistics for the three- and six-months ended June 30, 2016 and 2015.

(In thousands, except per share amounts)	Three-Months Ended June 30,		Percentage Change	Six-Months Ended June 30,		Percentage Change
	2016	2015	16 vs. 15	2016	2015	16 vs. 15
Net sales¹	$827,488	$693,722	19.3%	$1,507,674	$1,320,512	14.2%
Cost of sales	309,674	299,214	3.5%	566,762	557,048	1.7%
Gross profit*¹	517,814	394,508	31.3%	940,912	763,464	23.2%
Gross profit as a percentage of net sales¹	62.6%	56.9%		62.4%	57.8%

Operating expenses²,³	229,291	189,839	20.8%	397,675	551,167	(27.8%)
Operating expenses as a percentage of net sales	27.7%	27.4%		26.4%	41.7%

Gain on sale of Monster Non-Energy	-	161,470		-	161,470

Operating income¹,²,³	288,523	366,139	(21.2%)	543,237	373,767	45.3%
Operating income as a percentage of net sales	34.9%	52.8%		36.0%	28.3%

Interest and other (expense) income, net	(222)	(1,015)	(78.1%)	386	218	77.1%

Income before provision for income taxes¹,²,³	288,301	365,124	(21.0%)	543,623	373,985	45.4%

Provision for income taxes	104,082	136,120	(23.5%)	195,526	140,568	39.1%

Income taxes as a percentage of income before taxes	36.1%	37.3%		36.0%	37.6%

Net income¹,²,³	$184,219	$229,004	(19.6%)	$348,097	$233,417	49.1%
Net income as a percentage of net sales	22.3%	33.0%		23.1%	17.7%

Net income per common share:
Basic	$0.92	$1.29	(29.2%)	$1.72	$1.35	28.1%
Diluted	$0.90	$1.26	(28.8%)	$1.69	$1.31	28.9%

Case sales (in thousands)
(in 192-ounce case equivalents)	87,574	68,037	28.7%	160,227	125,816	27.4%

¹Includes $12.1 million and $3.2 million for the three-months ended June 30, 2016 and 2015, respectively, related to the recognition of deferred revenue. Includes $20.2 million and $46.5 million for the six-months ended June 30, 2016 and 2015, respectively, related to the recognition of deferred revenue. Included in the $12.1 million and $20.2 million recognition of deferred revenue for the three- and six- months ended June 30, 2016, respectively, is $5.0 million related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors who were sent notices of termination during the second quarter of 2016. There was no accelerated amortization of deferred revenue for the three-months ended June 30, 2015. Included in the $46.5 million recognition of deferred revenue for the six-months ended June 30, 2015, is $39.8 million related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors who were sent notices of termination during the first quarter of 2015.

²Includes $25.3 million and $12.2 million for the three-months ended June 30, 2016 and 2015, respectively, related to distributor termination costs. Includes $28.7 million and $218.2 million for the six-months ended June 30, 2016 and 2015, respectively, related to distributor termination costs.

3Includes $11.5 million and $15.1 million for the three- and six-months ended June 30, 2015, respectively, related to TCCC Transaction related expenses.

*Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses. We include out-bound freight and warehouse costs in operating expenses rather than in cost of sales.

Results of Operations for the Three-Months Ended June 30, 2016 Compared to the Three-Months Ended June 30, 2015.

Net Sales. Net sales were $827.5 million for the three-months ended June 30, 2016, an increase of approximately $133.8 million, or 19.3% higher than net sales of $693.7 million for the three-months ended June 30, 2015. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $92.2 million of the overall increase in net sales. Net sales of our Monster Energy® brand energy drinks increased partially due to increased sales by volume as a result of increased domestic and international consumer demand. Our net sales of $827.5 million for the three-months ended June 30, 2016 were enhanced by a pre-announced price increase that became effective on August 31, 2015 on certain of our Monster Energy® brand energy drinks. We estimate that net sales for the three-months ended June 30, 2016 were increased by approximately $29.9 million as a result of such price increase.  Net sales of our Strategic Brands were $77.4 million for the three-months ended June 30, 2016, as compared with $13.0 million for the three-months ended June 30, 2015 (effectively from June 13, 2015 to June 30, 2015). There were no net sales during the three-months ended June 30, 2016 for the brands disposed of as a result of the TCCC Transaction on June 12, 2015, which resulted in a decrease in net sales of $29.5 million from the three-months ended June 30, 2015. No other individual product line contributed either a material increase or decrease to net sales for the three-months ended June 30, 2016.

Changes in foreign currency exchange rates had an unfavorable impact on net sales in the Monster Energy® Drinks segment of approximately $2.6 million for the three-months ended June 30, 2016, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business. Changes in foreign currency exchange rates had an unfavorable impact on net sales in the Strategic Brands segment of approximately $1.5 million for the three-months ended June 30, 2016, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business.

Case sales, in 192-ounce case equivalents, were 87.6 million cases for the three-months ended June 30, 2016, an increase of approximately 19.6 million cases or 28.7% higher than case sales of 68.0 million cases for the three-months ended June 30, 2015. The overall average net sales per case (excluding Other segment net sales of $6.6 million comprised of sales of certain products acquired as part of the AFF Transaction to independent third parties as these sales do not have unit case equivalents) decreased to $9.37 for the three-months ended June 30, 2016, which was 8.1% lower than the average net sales per case of $10.20 for the three-months ended June 30, 2015. The lower net sales per case was primarily attributable to sales of concentrates and/or beverage bases in the Strategic Brands segment, which generally generate lower net operating revenues than those products within the Monster Energy® Drinks segment.

Net sales for the Monster Energy® Drinks segment were $743.5 million for the three-months ended June 30, 2016, an increase of approximately $92.2 million, or 14.2% higher than net sales of $651.2 million for the three-months ended June 30, 2015. Our net sales for the Monster Energy® Drinks segment of $743.5 million for the three-months ended June 30, 2016 were enhanced by a pre-announced price increase that became effective on August 31, 2015 on certain of our Monster Energy® brand energy drinks. We estimate that net sales of the Monster Energy® Drinks segment for the three-months ended June 30, 2016 were increased by approximately $29.9 million as a result of such price increase. No other individual product line contributed either a material increase or decrease to net sales for the three-months ended June 30, 2016.

Net sales for the Strategic Brands segment were $77.4 million for the three-months ended June 30, 2016, an increase of approximately $64.4 million, or 496.4% higher than net sales of $13.0 million for the three months ended June 30, 2015 (effectively from June 13, 2015 to June 30, 2015).

Net sales for the Other segment were $6.6 million for the three-months ended June 30, 2016, a decrease of approximately $22.9 million, or 77.5% lower than net sales of $29.5 million for the three-months ended June 30, 2015. Net sales for the Other segment for the three-months ended June 30, 2016 are comprised of sales of certain products acquired as part of the AFF Transaction to independent third parties. Net sales for the Other segment for the three-months ended June 30, 2015 are comprised of sales of the brands disposed of as a result of the TCCC Transaction on June 12, 2015 (effectively from April 1, 2015 to June 12, 2015).

Gross Profit.  Gross profit was $517.8 million for the three-months ended June 30, 2016, an increase of approximately $123.3 million, or 31.3% higher than the gross profit of $394.5 million for the three-months ended June 30, 2015. Gross profit as a percentage of net sales increased to 62.6% for the three-months ended June 30, 2016 from 56.9% for the three-months ended June 30, 2015.  The increase in gross profit dollars was primarily the result of the $92.2 million and $64.4 million increase in net sales of our Monster Energy® brand energy drinks and our Strategic Brands, respectively. The increase in gross profit as a percentage of net sales was primarily attributable to (i) the Strategic Brands segment, which generally has higher gross margins than the Monster Energy® Drinks segment, (ii) no sales in the three-months ended June 30, 2016 of the brands disposed of as a result of the TCCC Transaction on June 12, 2015, which generally had lower gross margins than the Monster Energy® Drinks segment, (iii) lower costs of certain raw materials, (iv) the price increase described above and (v) changes in product sales mix.

Operating Expenses.  Total operating expenses were $229.3 million for the three-months ended June 30, 2016, an increase of approximately $39.5 million, or 20.8% higher than total operating expenses of $189.8 million for the three-months ended June 30, 2015. The increase in operating expenses was primarily due to the $13.1 million increase in costs associated with distributor terminations, increased expenditures of $6.8 million for commissions, increased expenditures of $6.2 million for sponsorships and endorsements, $5.1 million of professional service costs and transaction expenses related to the Stock Repurchase and AFF Transaction, increased payroll expenses of $5.1 million (of which $3.0 million was related to an increase in stock-based compensation) and increased expenditures of $4.6 million for premiums. The increase in operating expenses was partially offset by decreased expenditures of $11.5 million of professional service costs and transaction expenses related to the TCCC Transaction.

Contribution Margin.  Contribution margin for the Monster Energy® Drinks segment was $298.9 million for the three-months ended June 30, 2016, an increase of approximately $47.3 million, or 18.8% higher than contribution margin of $251.6 million for the three-months ended June 30, 2015. The increase in contribution margin for the Monster Energy® Drinks segment was primarily the result of the $92.2 million increase in net sales of our Monster Energy® brand energy drinks.

Contribution margin for the Strategic Brands segment was $48.0 million for the three-months ended June 30, 2016, an increase of approximately $38.9 million, or 428.6% higher than contribution margin of $9.1 million for the three-months ended June 30, 2015 (effectively from June 13, 2015 to June 30, 2015).

Contribution margin for the Other segment was $0.7 million for the three-months ended June 30, 2016 as compared to contribution margin of $163.7 million for the three-months ended June 30, 2015. Included in the contribution margin for the Other segment for the three-months ended June 30, 2015 was the $161.5 million gain on the sale of Monster Non-Energy. Contribution margin for the Other segment for the three-months ended June 30, 2016 was comprised of certain products acquired as part of the AFF Transaction. Contribution margin for the Other segment for the three-months ended June 30, 2015 was comprised of the brands disposed of as a result of the TCCC Transaction on June 12, 2015 (effectively from April 1, 2015 to June 12, 2015).

Operating Income.  Operating income was $288.5 million for the three-months ended June 30, 2016, a decrease of approximately $77.6 million, or 21.2% lower than operating income of $366.1 million for the three-months ended June 30, 2015. Operating income as a percentage of net sales decreased to 34.9% for the three-months ended June 30, 2016 from 52.8% for the three-months ended June 30, 2015. The decrease in operating income in dollars and as a percentage of net sales was primarily due to the $161.5 million gain on the sale of Monster Non-Energy for the three-months ended June 30, 2015. The decrease in operating income in dollars and as a percentage of net sales was partially offset by the $123.3 million increase in gross profit. Operating income was $30.4 million and $15.9 million for the three-months ended June 30, 2016 and 2015, respectively, in relation to our operations in Africa, Asia, Australia, Europe, the Middle East and South America.

Interest and Other (Expense) Income, net.  Interest and other (expense) income, net, was ($0.2) million for the three-months ended June 30, 2016, as compared to interest and other (expense) income, net of ($1.0) million for the three-months ended June 30, 2015. Foreign currency transaction losses were $1.4 million and $1.7 million for the three-months ended June 30, 2016 and 2015, respectively. Interest income was $1.1 million and $0.5 million for the three-months ended June 30, 2016 and 2015, respectively.

Provision for Income Taxes.  Provision for income taxes was $104.1 million for the three-months ended June 30, 2016, a decrease of $32.0 million or 23.5% lower than the provision for income taxes of $136.1 million for the three-months ended June 30, 2015.  The effective combined federal, state and foreign tax rate decreased to 36.1% from 37.3% for the three-months ended June 30, 2016 and 2015, respectively. The decrease in the effective tax rate was primarily due to the increase in the domestic production deduction and stock compensation deduction in the three-months ended June 30, 2016.  In addition, the effective tax rate for the three months ended June 30, 2015 was higher due to the non-deductibility of certain TCCC Transaction costs.  The decrease in the effective tax rate for the three-months ended June 30, 2016 was partially offset by the release of the valuation allowance against the deferred tax assets of certain foreign jurisdictions in the three-months ended June 30, 2015.

Net Income.  Net income was $184.2 million for the three-months ended June 30, 2016, a decrease of $44.8 million or 19.6% lower than net income of $229.0 million for the three-months ended June 30, 2015. The decrease in net income was primarily due to the $161.5 million gain on the sale of Monster Non-Energy for the three-months ended June 30, 2015. The decrease in net income was partially offset by the increase in gross profit of $123.3 million and the decrease in provision of income taxes of $32.0 million.

Results of Operations for the Six-Months Ended June 30, 2016 Compared to the Six-Months Ended June 30, 2015.

Net Sales. Net sales were $1,507.7 million for the six-months ended June 30, 2016, an increase of approximately $187.2 million, or 14.2% higher than net sales of $1,320.5 million for the six-months ended June 30, 2015. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $118.7 million of the overall increase in net sales. Net sales of our Monster Energy® brand energy drinks increased partially due to increased sales by volume as a result of increased domestic and international consumer demand. Our net sales of $1,507.7 million for the six-months ended June 30, 2016 were enhanced by a pre-announced price increase that became effective on August 31, 2015 on certain of our Monster Energy® brand energy drinks. We estimate that net sales for the six-months ended June 30, 2016 were increased by approximately $55.6 million as a result of such price increase.  Net sales of our Strategic Brands were $135.9 million for the six-months ended June 30, 2016, as compared with $13.0 million for the six-months ended June 30, 2015 (effectively from June 13, 2015 to June 30, 2015). There were no net sales during the six-months ended June 30, 2016 for the brands disposed of as a result of the TCCC Transaction on June 12, 2015, which resulted in a decrease in net sales of $60.8 million from the six-months ended June 30, 2015. No other individual product line contributed either a material increase or decrease to net sales for the six-months ended June 30, 2016.

Changes in foreign currency exchange rates had an unfavorable impact on net sales in the Monster Energy® Drinks segment of approximately $12.8 million for the six-months ended June 30, 2016, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business. Changes in foreign currency exchange rates had an unfavorable impact on net sales in the Strategic Brands segment of approximately $3.5 million for the six-months ended June 30, 2016, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business.

Case sales, in 192-ounce case equivalents, were 160.2 million cases for the six-months ended June 30, 2016, an increase of approximately 34.4 million cases or 27.4% higher than case sales of 125.8 million cases for the six-months ended June 30, 2015. The overall average net sales per case (excluding Other segment net sales of $6.6 million comprised of sales of certain products acquired as part of the AFF Transaction to independent third parties as these sales do not have unit case equivalents) decreased to $9.37 for the six-months ended June 30, 2016, which was 10.8% lower than the average net sales per case of $10.50 for the six-months ended June 30, 2015. The lower net sales per case was primarily attributable to sales of concentrates and/or beverage bases in the Strategic Brands segment, which generally generate lower net operating revenues than those products within the Monster Energy® Drinks segment.

Net sales for the Monster Energy® Drinks segment were $1,365.4 million for the six-months ended June 30, 2016, an increase of approximately $118.7 million, or 9.5% higher than net sales of $1,246.7 million for the six-months ended June 30, 2015. Our net sales for the Monster Energy® Drinks segment of $1,365.4 million for the six-months ended June 30, 2016 were enhanced by a pre-announced price increase that became effective on August 31, 2015 on certain of our Monster Energy® brand energy drinks. We estimate that net sales of the Monster Energy® Drinks segment for the six-months ended June 30, 2016 were increased by approximately $55.6 million as a result of such price increase. No other individual product line contributed either a material increase or decrease to net sales for the six-months ended June 30, 2016.

Net sales for the Strategic Brands segment were $135.9 million for the six-months ended June 30, 2016, an increase of approximately $122.9 million, or 946.8% higher than net sales of $13.0 million for the six months ended June 30, 2015 (effectively from June 13, 2015 to June 30, 2015).

Net sales for the Other segment were $6.4 million for the six-months ended June 30, 2016, a decrease of approximately $54.4 million, or 89.4% lower than net sales of $60.8 million for the six-months ended June 30, 2015. Net sales for the Other segment for the six-months ended June 30, 2016 are comprised of sales of certain products acquired as part of the AFF Transaction to independent third parties. Net sales for the Other segment for the six-months ended June 30, 2015 are comprised of sales of the brands disposed of as a result of the TCCC Transaction on June 12, 2015 (effectively from January 1, 2015 to June 12, 2015).

Gross Profit.  Gross profit was $940.9 million for the six-months ended June 30, 2016, an increase of approximately $177.4 million, or 23.2% higher than the gross profit of $763.5 million for the six-months ended June 30, 2015. Gross profit as a percentage of net sales increased to 62.4% for the six-months ended June 30, 2016 from 57.8% for the six-months ended June 30, 2015.  The increase in gross profit dollars was primarily the result of the $118.7 million and $122.9 million increase in net sales of our Monster Energy® brand energy drinks and our Strategic Brands, respectively. The increase in gross profit as a percentage of net sales was primarily attributable to (i) the Strategic Brands segment, which generally has higher gross margins than the Monster Energy® Drinks segment, (ii) no sales in the six-months ended June 30, 2016 of the brands disposed of as a result of the TCCC Transaction on June 12, 2015, which generally had lower gross margins than the Monster Energy® Drinks segment, (iii) lower costs of certain raw materials, (iv) the price increase described above and (v) changes in product sales mix.

Operating Expenses.  Total operating expenses were $397.7 million for the six-months ended June 30, 2016, a decrease of approximately $153.5 million, or 27.8% lower than total operating expenses of $551.2 million for the six-months ended June 30, 2015. The decrease in operating expenses was primarily due to the $189.5 million decrease in costs associated with distributor terminations. To a lesser extent, the decrease in operating expenses was also due to decreased expenditures of $15.1 million of professional service costs and transaction expenses related to the TCCC Transaction. The decrease in operating expenses was partially offset by increased expenditures of $10.7 million for sponsorships and endorsements, increased expenditures of $9.0 million for professional service costs (exclusive of expenditures related to the Stock Repurchase, the AFF Transaction and the TCCC Transaction), including legal and accounting fees, increased payroll expenses of $6.7 million (of which $6.8 million was related to an increase in stock-based compensation, partially offset by a $10.7 million decrease in payroll taxes due in part to payroll taxes related to the exercise of certain stock options in the six-months ended June 30, 2015), $6.0 million of professional service costs and transaction expenses related to the Stock Repurchase and AFF Transaction and increased expenditures of $5.3 million for commissions.

Contribution Margin.  Contribution margin for the Monster Energy® Drinks segment was $566.3 million for the six-months ended June 30, 2016, an increase of approximately $259.1 million, or 84.4% higher than contribution margin of $307.2 million for the six-months ended June 30, 2015. The increase in contribution margin for the Monster Energy® Drinks segment was primarily the result of the $189.5 million decrease in costs associated with distributor terminations as well as the $118.7 million increase in net sales of our Monster Energy® brand energy drinks.  The increase in contribution margin for the Monster Energy® Drinks segment was partially offset by the $39.8 million of accelerated amortization of deferred revenue during the six-months ended June 30, 2015 related to distributor terminations.

Contribution margin for the Strategic Brands segment was $87.1 million for the six-months ended June 30, 2016, an increase of approximately $78.0 million, or 858.8% higher than contribution margin of $9.1 million for the six-months ended June 30, 2015 (effectively from June 13, 2015 to June 30, 2015).

Contribution margin for the Other segment was $0.3 million for the six-months ended June 30, 2016, as compared to contribution margin of $165.7 million for the six-months ended June 30, 2015. Included in contribution margin for the Other segment for the three-months ended June 30, 2015 was the $161.5 million gain on the sale of Monster Non-Energy.

Operating Income.  Operating income was $543.2 million for the six-months ended June 30, 2016, an increase of approximately $169.4 million, or 45.3% higher than operating income of $373.8 million for the six-months ended June 30, 2015. Operating income as a percentage of net sales increased to 36.0% for the six-months ended June 30, 2016 from 28.3% for the six-months ended June 30, 2015. The increase in operating income in dollars was primarily due to the $189.5 million decrease in costs associated with distributor terminations as well as the $177.4 million increase in gross profit. The increase in operating income was partially offset by the $161.5 million gain on the sale of Monster Non-Energy for the six-months ended June 30, 2015. Operating income was $55.0 million and $24.0 million for the six-months ended June 30, 2016 and 2015, respectively, in relation to our operations in Africa, Asia, Australia, Europe, the Middle East and South America.

Interest and Other (Expense) Income, net.  Interest and other (expense) income, net was $0.4 million for the six-months ended June 30, 2016, as compared to interest and other (expense) income, net of $0.2 million for the six-months ended June 30, 2015. Foreign currency transaction losses were $2.8 million and $0.8 million for the six-months ended June 30, 2016 and 2015, respectively. Interest income was $3.1 million and $0.8 million for the six-months ended June 30, 2016 and 2015, respectively.

Provision for Income Taxes.  Provision for income taxes was $195.5 million for the six-months ended June 30, 2016, an increase of $54.9 million or 39.1% higher than the provision for income taxes of $140.6 million for the six-months ended June 30, 2015.  The effective combined federal, state and foreign tax rate decreased to 36.0% from 37.6% for the six-months ended June 30, 2016 and 2015, respectively. The decrease in the effective tax rate was primarily due to the increase in the domestic production deduction and the stock compensation deduction in the six months ended June 30, 2016. The decrease in the effective tax rate was partially offset by the release of the valuation allowance against the deferred tax assets of certain foreign jurisdictions in the six months ended June 30, 2015.

Net Income.  Net income was $348.1 million for the six-months ended June 30, 2016, an increase of $114.7 million or 49.1% higher than net income of $233.4 million for the six-months ended June 30, 2015. The increase in net income was primarily attributable to the $189.5 million decrease in costs associated with distributor terminations as well as the increase in gross profit of $177.4 million. The increase in net income was partially offset by the $161.5 million gain on the sale of Monster Non-Energy for the six-months ended June 30, 2015 and an increase in the provision of income taxes of $55.0 million.

Non-GAAP Financial Measures

Gross Sales**.  Gross sales were $945.8 million for the three-months ended June 30, 2016, an increase of approximately $155.9 million, or 19.7% higher than gross sales of $789.9 million for the three-months ended June 30, 2015. The increase in gross sales of our Monster Energy® brand energy drinks represented approximately $102.4 million of the overall increase in gross sales. Gross sales of our Monster Energy® brand energy drinks increased partially due to increased sales by volume as a result of increased domestic and international consumer demand. Our gross sales of $945.8 million for the three-months ended June 30, 2016 were enhanced by a pre-announced price increase that became effective on August 31, 2015 on certain of our Monster Energy® brand energy drinks. We estimate that gross sales for the three-months ended June 30, 2016 were increased by approximately $29.9 million as a result of such price increase.  Gross sales of our Strategic Brands were $84.4 million for the three-months ended June 30, 2016, as compared with $13.2 million for the three-months ended June 30, 2015 (effectively from June 13, 2015 to June 30, 2015). There were no gross sales during the three-months ended June 30, 2016 for the brands disposed of as a result of the TCCC Transaction on June 12, 2015, which resulted in a decrease in gross sales of $33.2 million from the three-months ended June 30, 2015. No other individual product line contributed either a material increase or decrease to gross sales for the three-months ended June 30, 2016. Promotional and other allowances, as described in the footnote below, were $118.4 million for the three-months ended June 30, 2016, an increase of $22.2 million, or 23.0% higher than promotional and other allowances of $96.2 million for the three-months ended June 30, 2015. Promotional and other allowances as a percentage of gross sales increased to 12.5% from 12.2% for the three-months ended June 30, 2016 and 2015, respectively.

Changes in foreign currency exchange rates had an unfavorable impact on gross sales in the Monster Energy® Drinks segment of approximately $3.7 million for the three-months ended June 30, 2016, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business. Changes in foreign currency exchange rates had an unfavorable impact on gross sales in the Strategic Brands segment of approximately $1.5 million for the three-months ended June 30, 2016, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business.

Gross Sales**.  Gross sales were $1,723.4 million for the six-months ended June 30, 2016, an increase of approximately $223.3 million, or 14.9% higher than gross sales of $1,500.1 million for the six-months ended June 30, 2015. The increase in gross sales of our Monster Energy® brand energy drinks represented approximately $176.1 million of the overall increase in gross sales. Gross sales of our Monster Energy® brand energy drinks increased partially due to increased sales by volume as a result of increased domestic and international consumer demand. Our gross sales of $1,723.4 million for the six-months ended June 30, 2016 were enhanced by a pre-announced price increase that became effective on August 31, 2015 on certain of our Monster Energy® brand energy drinks. We estimate that gross sales for the six-months ended June 30, 2016 were increased by approximately $55.6 million as a result of such price increase.  Gross sales of our Strategic Brands were $148.4 million for the six-months ended June 30, 2016, as compared with $13.2 million for the six-months ended June 30, 2015 (effectively from June 13, 2015 to June 30, 2015). There were no gross sales during the six-months ended June 30, 2016 for the brands disposed of as a result of the TCCC Transaction on

June 12, 2015, which resulted in a decrease in gross sales of $68.5 million from the six-months ended June 30, 2015. No other individual product line contributed either a material increase or decrease to gross sales for the six-months ended June 30, 2016. Promotional and other allowances, as described in the footnote below, were $215.7 million for the six-months ended June 30, 2016, an increase of $36.1 million, or 20.1% higher than promotional and other allowances of $179.6 million for the six-months ended June 30, 2015. Promotional and other allowances as a percentage of gross sales increased to 12.5% from 12.0% for the six-months ended June 30, 2016 and 2015, respectively.

Changes in foreign currency exchange rates had an unfavorable impact on gross sales in the Monster Energy ®Drinks segment of approximately $16.7 million for the six-months ended June 30, 2016, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business. Changes in foreign currency exchange rates had an unfavorable impact on gross sales in the Strategic Brands segment of approximately $3.7 million for the six-months ended June 30, 2016, which was primarily due to a stronger U.S. dollar compared to certain local currencies in which we conduct certain of our international business.

**Gross sales are used internally by management as an indicator of and to monitor operating performance, including sales performance of particular products, salesperson performance, product growth or declines and overall Company performance. The use of gross sales allows evaluation of sales performance before the effect of any promotional items, which can mask certain performance issues. We therefore believe that the presentation of gross sales provides a useful measure of our operating performance. The use of gross sales is not a measure that is recognized under GAAP and should not be considered as an alternative to net sales, which is determined in accordance with GAAP, and should not be used alone as an indicator of operating performance in place of net sales. Additionally, gross sales may not be comparable to similarly titled measures used by other companies, as gross sales has been defined by our internal reporting practices. In addition, gross sales may not be realized in the form of cash receipts as promotional payments and allowances may be deducted from payments received from certain customers.

The following table reconciles the non-GAAP financial measure of gross sales with the most directly comparable GAAP financial measure of net sales:

(In thousands, except per share amounts)	Three-Months Ended June 30,		Percentage Change	Six-Months Ended June 30,		Percentage Change
	2016	2015	16 vs. 15	2016	2015	16 vs. 15
Gross sales, net of discounts and returns	$945,846	$789,923	19.7%	$1,723,354	$1,500,115	14.9%
Less: Promotional and other allowances***	118,358	96,201	23.0%	215,680	179,603	20.1%
Net Sales	$827,488	$693,722	19.3%	$1,507,674	$1,320,512	14.2%

***Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the presentation thereof does not conform with GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances primarily include consideration given to the Company’s bottlers/distributors or retail customers including, but not limited to the following: (i) discounts granted off list prices to support price promotions to end-consumers by retailers; (ii) reimbursements given to the Company’s bottlers/distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (iii) the Company’s agreed share of fees given to bottlers/distributors and/or directly to retailers for advertising, in-store marketing and promotional activities; (iv) the Company’s agreed share of slotting, shelf space allowances and other fees given directly to retailers; (v) incentives given to the Company’s bottlers/distributors and/or retailers for achieving or exceeding certain predetermined sales goals; (vi) discounted or free products; (vii) contractual fees given to the Company’s bottlers/distributors related to sales made by the Company direct to certain customers that fall within the bottler’s/distributors’ sales territories; and (viii) commissions paid to our customers. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. Promotional and other allowances constitute a material portion of our marketing activities. The Company’s promotional allowance programs with its numerous bottlers/distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year. The primary drivers of our promotional and other allowance activities for the three- and six-months ended June 30, 2016 and 2015 were (i) to increase sales volume and trial, (ii) to address market conditions, and (iii) to secure shelf and display space at retail.

Liquidity and Capital Resources

Cash flows provided by operating activities.  Cash provided by operating activities was $247.6 million for the six-months ended June 30, 2016, as compared with net cash provided by operating activities of $160.8 million for the six-months ended June 30, 2015.

For the six-months ended June 30, 2016, cash provided by operating activities was primarily attributable to net income earned of $348.1 million and adjustments for certain non-cash expenses, consisting of $21.6 million of stock-based compensation and $19.3 million of depreciation and other amortization. For the six-months ended June 30, 2016, cash provided by operating activities also increased due to a $35.0 million increase in accounts payable, a $27.2 million increase in accrued promotional allowances, a $13.8 million increase in accrued distributor terminations, an $11.6 million decrease in inventories and a $6.8 million increase in accrued liabilities. For the six-months ended June 30, 2016, cash used in operating activities was the result of a $100.7 million decrease in income taxes payable, a $103.3 million increase in accounts receivable, an $18.7 million increase in prepaid income taxes, a $6.1 million decrease in accrued compensation, a $2.8 million decrease in deferred revenue, a $2.5 million increase in prepaid expenses and other current assets and a $1.7 million increase in distributor receivables.

For the six-months ended June 30, 2015, cash provided by operating activities was primarily attributable to net income earned of $233.4 million and adjustments for certain non-cash expenses, consisting of $14.8 million of stock-based compensation and $13.3 million of depreciation and other amortization. For the six-months ended June 30, 2015, cash provided by operating activities also increased due to a $156.7 million change in deferred income taxes, a $72.1 million increase in accounts payable, a $64.8 million increase in accrued distributor terminations, an $18.0 million increase in accrued promotional allowances and a $12.5 million increase in accrued liabilities. For the six-months ended June 30, 2015, cash used in operating activities was due to a $161.5 million gain on the sale of Monster Non-Energy, a $95.2 million increase in accounts receivable, an $84.1 million increase in prepaid income taxes, a $40.8 million decrease in deferred revenue, a $28.9 million increase in inventories, a $7.5 million decrease in income taxes payable, a $3.5 million decrease in accrued compensation and a $3.3 million increase in prepaid expenses and other current assets.

Cash flows provided by (used in) investing activities. Cash provided by investing activities was $2.6 million for the six-months ended June 30, 2016 as compared to cash used of $105.9 million for the six-months ended June 30, 2015.

For the six-months ended June 30, 2016, cash used in investing activities was primarily related to the $688.5 million purchase of AFF.

For both the six-months ended June 30, 2016 and 2015, cash used in investing activities was primarily attributable to purchases of held-to-maturity investments, purchases of property and equipment, and additions to intangibles. For both the six-months ended June 30, 2016 and 2015, cash provided by investing activities was primarily attributable to maturities of held-to-maturity investments. For both the six-months ended June 30, 2016 and 2015, cash used in investing activities also included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software, equipment used for sales and administrative activities and certain leasehold improvements. We expect to continue to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, leasehold improvements, the acquisition of capital equipment (specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products and to develop our brand in international markets) and for other corporate purposes. From time to time, we may also use cash to purchase additional real property related to our beverage business and/or acquire compatible businesses.

Cash flows (used in) provided by financing activities.  We used ($1,995.2) million of cash in financing activities for the six-months ended June 30, 2016 as compared to cash provided by financing activities of $1,276.4 million for the six-months ended June 30, 2015. The cash flows used in financing activities for the six-months ended June 30, 2016 was primarily the result of the repurchases of our common stock. The cash flows provided by financing activities for the six-months ended June 30, 2015 was primarily the result of the issuance of our common stock to TCCC during the six-months ended June 30, 2015 in connection with the TCCC Transaction.

Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment (including real property and coolers), leasehold improvements, acquisition and maintenance of trademarks, payments of accounts payable, income taxes payable and purchases of our common stock are expected to remain our principal recurring use of cash.

Cash and cash equivalents, short-term and long-term investments.  At June 30, 2016, we had $434.8 million in cash and cash equivalents and $44.3 million in short-term investments. We have historically invested these amounts in U.S. Treasury bills, U.S. government agency securities and municipal securities, commercial paper, certificates of deposit and money market funds meeting certain criteria. We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical organizations) in selecting and maintaining our investments. We regularly assess market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Of our $434.8 million of cash and cash equivalents held at June 30, 2016, $200.0 million was held by our foreign subsidiaries. No short-term or long-term investments were held by our foreign subsidiaries at June 30, 2016. We do not intend, nor do we foresee a need, to repatriate undistributed earnings of our foreign subsidiaries other than to repay certain intercompany debt owed to our U.S. operations. Under current tax laws, if funds in excess of intercompany amounts owed were repatriated to our U.S. operations we would be required to accrue and pay additional income taxes on such excess funds at the tax rates then in effect.

We believe that cash available from operations, including our cash resources and access to credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of capital assets, purchases of equipment and properties and purchases of shares of our common stock, through at least the next 12 months. Based on our current plans, at this time we estimate that capital expenditures, including the purchases of real property, are likely to be less than $150.0 million through June 30, 2017. However, future business opportunities may cause a change in this estimate.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of June 30, 2016:

	Payments due by period (in thousands)
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Contractual Obligations¹	$136,659	$70,643	$49,736	$16,280	$-
Capital Leases	1,646	1,646	-	-	-
Operating Leases	20,305	5,830	3,787	2,079	8,609
Purchase Commitments²	29,024	29,024	-	-	-
	$187,634	$107,143	$53,523	$18,359	$8,609

¹Contractual obligations include our obligations related to sponsorships and other commitments.

²Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms, but are generally satisfied within one year.

In addition, approximately $0.5 million of unrecognized tax benefits have been recorded as liabilities as of June 30, 2016. It is expected that the amount of unrecognized tax benefits will not significantly change within the next 12 months. We have also recorded a liability for potential penalties and interest of $0.2 million as of June 30, 2016.

Sales

The table below discloses selected quarterly data regarding sales for the three- and six-months ended June 30, 2016 and 2015, respectively.  Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

Sales of beverages are expressed in unit case volume.  A “unit case” means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings).  Unit case volume means the number of unit cases (or unit case equivalents) of finished products or concentrates as if converted into finished products sold by us.

Our quarterly results of operations reflect seasonal trends that are primarily the result of increased demand in the warmer months of the year. It has been our experience that beverage sales tend to be lower during the first and fourth quarters of each calendar year. However, our experience with our energy drink products suggests they may be less seasonal than the seasonality expected from traditional beverages. In addition, our continued growth internationally may further reduce the impact of seasonality. Quarterly fluctuations may also be affected by other factors including the introduction of new products, the opening of new markets where temperature fluctuations are more pronounced, the addition of new bottlers, customers and distributors, changes in the sales mix of our products and changes in advertising and promotional expenses.

(In thousands, except average	Three-Months Ended		Six-Months Ended
net sales per case)	June 30,		June 30,
	2016	2015	2016	2015
Net sales¹	$827,488	$693,722	$1,507,674	$1,320,512
Less: AFF third-party sales	(6,635)	-	(6,635)	-
Adjusted net sales²	$820,853	$693,722	$1,501,039	$1,320,512
Case sales by segment:
Finished Products	68,448	60,132	126,017	111,979
Concentrate	19,126	2,636	34,210	2,637
Other[2]	-	5,269	-	11,200
Total case sales	87,574	68,037	160,227	125,816
Average net sales per case	$9.37	$10.20	$9.37	$10.50

1Includes $5.0 million for the three-months ended June 30, 2016 related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors who were sent notices of termination. There was no acceleration of deferred revenue for the three-months ended June 30, 2015. Includes $5.0 million and $39.8 million for the six-months ended June 30, 2016 and 2015, respectively, related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors who were sent notices of termination.

2Excludes Other segment net sales of $6.6 million for the three- and six-months ended June 30, 2016 comprised of sales of certain products acquired as part of the AFF Transaction to independent third parties as these sales do not have unit case equivalents.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The accounting standard changes the methodology for measuring credit losses on financial instruments and the timing when such losses are recorded. ASU No. 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the impact of ASU No. 2016-13 on its financial position, results of operations and liquidity.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting”, which changes how companies account for certain aspects of share-based payments to employees. The new guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, and certain classifications on the statement of cash flows. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods with early application permitted. The Company early adopted the standards update effective January 1, 2016, electing (i) retrospective adjustment in the statement of cash flows and (ii) continued recognition of stock compensation based on estimated forfeitures.  For the six-months ended June 30, 2015, net cash provided by operating activities and net cash used in financing activities increased by $300.3 million, respectively, as a result of such retrospective adjustment. For the three-and six-months ended June 30, 2016, the Company recorded $2.0 million and $3.6 million of excess tax benefits in net income that previously would have been recorded in additional paid-in-capital. The adoption of ASU No. 2016-09 did not have a material impact on the Company’s financial position, results of operations or liquidity.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. This update is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This update is effective for annual and interim reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of ASU No. 2016-02 on its financial position, results of operations and liquidity.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes”. The amendments under the new guidance require that deferred tax liabilities and assets be classified as noncurrent in the classified balance sheets. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company adopted the standards update effective December 31, 2015, electing to apply it retrospectively to all periods presented.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”.  ASU No. 2015-11 requires entities to measure inventory at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU No. 2015-11 is effective for annual periods, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The adoption of ASU No. 2015-11 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes previous revenue recognition guidance. ASU No. 2014-09 requires that a company recognize revenue at an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring goods or services to a customer. In applying the new guidance, a company will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 was to be effective for reporting periods beginning after December 15, 2016.  However, on July 9, 2015, the FASB voted to approve a one-year deferral of the effective date. This new guidance is effective for the Company beginning January 1, 2018 and can be adopted using either a full retrospective or modified approach. The Company is currently evaluating the impact of ASU No. 2014-09 on its financial position, results of operations and liquidity.

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

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside our control, and involve a number of risks, uncertainties and other factors, that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

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

·                 The effect of inquiries from and/or actions by state attorneys general, the Federal Trade Commission (the “FTC”), the FDA, municipalities, city attorneys, other government agencies, quasi-government agencies and/or government officials, including members of Congress, into the advertising, marketing, promotion, ingredients, sale and/or consumption of our energy drink products, including voluntary and/or required changes to our business practices;

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

·                 Decreased demand for our products resulting from changes in consumer preferences and/or from decreased consumer discretionary spending power;

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

·                 The effect of unfavorable or adverse public relations, press, articles, comments and/or media attention;

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

·                 Our ability to pass on to our customers all or a portion of any increases in the costs of raw materials, ingredients, commodities and/or other cost inputs affecting our business;

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

·                 Unilateral decisions by distributors, convenience chains, grocery chains,  mass merchandisers, specialty chain stores, club stores and other customers to discontinue carrying all or any of our products that they are carrying at any time, restrict the range of our products they carry and/or devote less resources to the sale of our products;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three-months ended June 30, 2016 compared with the disclosures in Part II, Item 7A of our Form 10-K.

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

Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 28, 2016, the Board of Directors authorized the Company to commence a “modified Dutch auction” tender offer to repurchase up to $2.0 billion of its outstanding shares of common stock. The repurchase was authorized under the Company’s existing share repurchase authority and was funded with cash on hand. The Company commenced the tender offer in May 2016. On June 15, 2016, the Company accepted for payment an aggregate of 12,820,512 shares of common stock at a purchase price of $156.00 per share, for a total amount of $2.0 billion (excluding commissions), which exhausted the availability under all share repurchase plans. Such shares are included in common stock in treasury in the accompanying condensed consolidated balance sheet at June 30, 2016.

During the three-months ended June 30, 2016, 1,585 shares were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $0.2 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs.

The following tabular summary reflects the Company’s repurchase activity during the quarter ended June 30, 2016.

Period	Total Number of Shares Purchased	Average Price per Share¹	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands)²
Apr 1 – Apr 30	-	$-	-	$2,000,000
May 1 – May 31	-	$-	-	$2,000,000
Jun 1 – Jun 30	12,820,512	$156.00	12,820,512	$-
Total	12,820,512

¹Excluding broker commissions paid.

²Net of broker commissions paid.

ITEM 3.                                        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                                        OTHER INFORMATION

None.

ITEM 6.                                        EXHIBITS

10.1*                                                            Form of Restricted Stock Unit Agreement pursuant to the 2009 Hansen Natural Corporation Stock Incentive Plan for Non-Employee Directors

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

101*                                                                The following financial information from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Income for the three- and six-months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three-and six-months ended June 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the six-months ended June 30, 2016 and 2015, and (v) the Notes to Condensed Consolidated Financial Statements.

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION
Registrant

Date: August 5, 2016	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors
and Chief Executive Officer