Form 10-Q
period 2016-09-30
Monster Beverage Corp
filed 2016-11-07
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016	Commission File Number 001-18761

MONSTER BEVERAGE CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	47-1809393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ___    No  X

The Registrant had 190,324,886 shares of common stock, par value $0.005 per share, outstanding as of October 20, 2016.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

SEPTEMBER 30, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

(In Thousands, Except Par Value) (Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$341,526	$2,175,417
Short-term investments	257,653	744,610
Accounts receivable, net	467,348	352,955
TCCC Transaction receivable	125,000	125,000
Inventories	167,840	156,121
Prepaid expenses and other current assets	35,016	26,967
Prepaid income taxes	155,641	18,462
Total current assets	1,550,024	3,599,532

INVESTMENTS	9,519	15,348
PROPERTY AND EQUIPMENT, net	144,625	97,354
DEFERRED INCOME TAXES	142,116	140,468
GOODWILL	1,283,643	1,279,715
OTHER INTANGIBLE ASSETS, net	1,080,813	427,986
OTHER ASSETS	25,691	10,874
Total Assets	$4,236,431	$5,571,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$172,159	$144,763
Accrued liabilities	91,819	81,786
Accrued promotional allowances	140,952	115,530
Accrued distributor terminations	5,650	11,018
Deferred revenue	34,407	32,271
Accrued compensation	21,820	22,159
Income taxes payable	5,835	2,750
Total current liabilities	472,642	410,277

DEFERRED REVENUE	365,389	351,590

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 240,000 shares authorized; 207,384 shares issued and 190,426 outstanding as of September 30, 2016; 207,019 shares issued and 202,900 outstanding as of December 31, 2015	1,037	1,035
Additional paid-in capital	4,036,204	3,991,857
Retained earnings	1,934,601	1,394,863
Accumulated other comprehensive loss	(14,534)	(21,878)
Common stock in treasury, at cost; 16,958 shares and 4,119 shares as of September 30, 2016 and December 31, 2015, respectively	(2,558,908)	(556,467)
Total stockholders’ equity	3,398,400	4,809,410
Total Liabilities and Stockholders’ Equity	$4,236,431	$5,571,277

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

NET SALES	$787,954	$756,619	$2,295,628	$2,077,131

COST OF SALES	284,979	291,143	851,741	848,191

GROSS PROFIT	502,975	465,476	1,443,887	1,228,940

OPERATING EXPENSES	212,600	174,038	610,277	725,205

GAIN ON SALE OF MONSTER NON-ENERGY	-	-	-	161,470

OPERATING INCOME	290,375	291,438	833,610	665,205

INTEREST and OTHER EXPENSE, net	(1,037)	(3,362)	(651)	(3,144)

INCOME BEFORE PROVISION FOR INCOME TAXES	289,338	288,076	832,959	662,061

PROVISION FOR INCOME TAXES	97,695	113,502	293,221	254,070

NET INCOME	$191,643	$174,574	$539,738	$407,991

NET INCOME PER COMMON SHARE:*
Basic	$1.01	$0.85	$2.72	$2.22
Diluted	$0.99	$0.84	$2.67	$2.17

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:*
Basic	190,379	205,051	198,073	184,098
Diluted	194,431	208,094	202,093	188,131

See accompanying notes to condensed consolidated financial statements.

*On October 14, 2016, Monster Beverage Corporation announced that its Board of Directors approved a 3-for-1 stock split of its common stock to be effected in the form of a 200% stock dividend. The additional shares will be distributed on November 9, 2016 to stockholders of record at the close of business (Eastern Time) on October 26, 2016. The Company anticipates its common stock to begin trading at the split-adjusted price on November 10, 2016. See Note 19 – Subsequent Events for pro-forma earnings per share information adjusted retroactively to reflect the stock split.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(In Thousands) (Unaudited)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2016	2015	2016	2015
Net income, as reported	$191,643	$174,574	$539,738	$407,991
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(57)	(1,778)	7,344	(9,398)
Available-for-sale investments:
Change in net unrealized gains	-	-	-	-
Reclassification adjustment for net gains included in net income	-	-	-	-
Net change in available-for-sale investments	-	-	-	-
Other comprehensive income (loss)	(57)	(1,778)	7,344	(9,398)
Comprehensive income	$191,586	$172,796	$547,082	$398,593

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(In Thousands) (Unaudited)

	Nine-Months Ended
	September 30, 2016	September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$539,738	$407,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,874	21,757
Gain on disposal of property and equipment	(171)	(212)
Gain on sale of Monster Non-Energy	-	(161,470)
Stock-based compensation	33,735	23,689
Deferred income taxes	(1,652)	(115,098)
Effect on cash of changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(100,233)	(132,614)
Distributor receivables	(21,034)	393
Inventories	18,355	(9,076)
Prepaid expenses and other current assets	(8,805)	(6,863)
Prepaid income taxes	(136,899)	(83,276)
Accounts payable	21,795	75,142
Accrued liabilities	8,303	29,296
Accrued promotional allowances	23,411	15,196
Accrued distributor terminations	(5,466)	7,706
Accrued compensation	(346)	2,414
Income taxes payable	3,340	312,750
Deferred revenue	16,757	(35,991)
Net cash provided by operating activities	420,702	351,734

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of held-to-maturity investments	892,453	998,762
Sales of available-for-sale investments	2,993	4,001
Sales of trading investments	-	2,625
Proceeds from the transfer of distribution rights to TCCC	-	179,658
Purchases of held-to-maturity investments	(378,254)	(1,760,178)
Purchases of available-for-sale investments	(24,405)	-
Purchases of property and equipment	(67,527)	(25,627)
Proceeds from the sale of Monster Non-Energy	-	198,008
Proceeds from sale of property and equipment	705	484
Purchases of AFF Assets, net	(688,485)	-
Increase in intangibles	(4,255)	(5,352)
Decrease (increase) in other assets	56	(1,039)
Net cash used in investing activities	(266,719)	(408,658)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(1,731)	(807)
Issuance of common stock	10,615	1,691,051
Purchases of common stock held in treasury	(2,002,441)	(758,974)
Net cash (used in) provided by financing activities	(1,993,557)	931,270

Effect of exchange rate changes on cash and cash equivalents	5,683	(3,952)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,833,891)	870,394
CASH AND CASH EQUIVALENTS, beginning of period	2,175,417	370,323
CASH AND CASH EQUIVALENTS, end of period	$341,526	$1,240,717

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$54	$21
Income taxes	$429,371	$141,184

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(In Thousands) (Unaudited) (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

The Company entered into capital leases for the acquisition of promotional vehicles of $2.2 million and $1.1 million for the nine-months ended September 30, 2016 and 2015, respectively.

Included in accrued liabilities as of September 30, 2016 and 2015 were $2.3 million and $3.1 million, respectively, related to additions to other intangible assets.

Included in accounts payable as of September 30, 2015 are treasury stock purchases of $40.7 million.

During the nine-months ended September 30, 2015, the Company issued 11.8 million shares of the Company’s common stock in exchange for KO Energy (see Note 2).

During the nine-months ended September 30, 2015, the Company cancelled 41.5 million shares of treasury stock. Amounts previously recorded as treasury stock were netted against common stock and retained earnings.

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

The Company’s condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting.  They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP.  The information set forth in these interim condensed consolidated financial statements for the three- and nine-months ended September 30, 2016 and 2015, respectively,  is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading.  Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

Adjustment – Subsequent to the issuance of the Company’s condensed consolidated financial statements on Form 10-Q for the quarterly period ended June 30, 2016, management concluded that its presentation of prepaid income taxes, deferred income taxes and income taxes payable should be adjusted to conform to its filed 2015 United States (“U.S.”) Federal income tax return. As a result of such adjustments, prepaid income taxes increased by $16.9 million, deferred income taxes decreased by $120.8 million and income taxes payable decreased by $103.9 million in the comparable condensed consolidated balance sheet as of December 31, 2015.

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

2.                                    ACQUISITIONS AND DIVESTITURES

American Fruits & Flavors

On April 1, 2016, the Company completed its acquisition of flavor supplier and long-time business partner American Fruits & Flavors (“AFF”), in an asset acquisition that brought the Company’s primary flavor supplier in-house, secured the intellectual property of the Company’s most important flavors in perpetuity and further enhanced its flavor development and global flavor footprint capabilities (the “AFF Transaction”). Pursuant to the terms of the AFF Transaction, the Company purchased AFF for $688.5 million in cash after adjustments.

The Company accounted for the AFF Transaction in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations”.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the preliminary fair value allocations of the AFF Transaction consideration:

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

The fair value analysis has yet to progress to a stage where there is sufficient information for a definitive measurement of the respective fair values. Accordingly, the respective fair value allocations are preliminary and are based on valuations derived from estimated fair value assumptions used by management. The Company expects to complete its fair value analysis at a level of detail necessary to finalize the underlying fair value allocation as soon as practicable, but no later than twelve months from the closing of the AFF Transaction. The final respective fair value allocations and the preliminary estimates of management may differ substantially. However, the impact of any such differences on the Company’s financial position, results of operations and liquidity would not be material.

The Company determined the estimated fair values as follows:

•                 Flavor formulas (non-amortizing) – multi-period excess earnings method

•                 Flavor formulas (amortizing) – replacement cost method

•                 Customer relationships – multi-period excess earnings method

•                 Trademarks – relief-from-royalty method

•                 Inventory – comparative sales method and replacement cost method

•                 Property and equipment, net – replacement cost method

•                 Favorable leases – discounted cash flow method

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

As of September 30, 2016, distribution rights in the U.S. representing approximately 89% of the target case sales had been transitioned to TCCC’s distribution network.  As a result, on the one-year anniversary of the closing of the TCCC Transaction, the then-remaining escrow amount of $125 million was released to TCCC. Going forward TCCC will directly pay to the Company the amounts described above that become payable as a result of future target case sale transitions.  The Company expects to transition sufficient additional distribution rights to receive all such amounts.

The following unaudited pro forma condensed combined financial information is presented as if the

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

TCCC Transaction had closed on January 1, 2015:

	Three-Months Ended September 30, 2015
			Pro Forma Adjustments
	Monster Beverage Corporation as reported¹	KO Energy	Disposal of Monster Non- Energy	Other	Pro Forma Combined
Net sales	$756,619	$-	$-	$-	$756,619
Net income	174,574	-	-	180	174,754

	Nine-Months Ended September 30, 2015
			Pro Forma Adjustments
	Monster Beverage Corporation as reported²	KO Energy³	Disposal of Monster Non- Energy[4]	Other	Pro Forma Combined
Net sales	$2,077,131	$138,127	$(60,824)	$6,803	$2,161,237
Net income	407,991	100,575	(101,881)	(36,487)	370,198

1 Includes net sales of $69.9 million and net income of $27.4 million (tax affected) related to the acquired KO Energy assets for the three-months ended September 30, 2015.

2 Includes net sales of $82.9 million and net income of $32.9 million (tax affected) related to the acquired KO Energy assets from June 12, 2015 (the date of acquisition) through September 30, 2015.

3 Includes results through June 12, 2015, the date the TCCC Transaction was finalized. The $100.6 million of net income for KO Energy for the nine-months ended September 30, 2015, is presented before tax. The associated estimated provision for income taxes is included in the “Other” category. Net income for KO Energy includes only net revenues and direct operating expenses, rather than full “carve-out” financial statements, because such financial statements would not be meaningful given that it is not possible to provide a meaningful allocation of business unit and corporate costs, interest or tax in respect of KO Energy.

4 Includes results through June 12, 2015. Net income includes the gain recognized on the sale of Monster Non-Energy of $161.5 million.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Pro-Forma Adjustments – Other include the following:

	Three-Months Ended September 30, 2015	Nine-Months Ended September 30, 2015
Net sales:
Amortization of deferred revenue	$-	$6,803

Net income:
Amortization of deferred revenue	$-	$6,803
To record sales commissions	-	(15,470)
To record amortization of definite lived KO Energy intangibles	-	(3,126)
To eliminate TCCC Transaction expenses	292	15,425
Estimated provision for income taxes on pro forma adjustments	(112)	(1,398)
Estimated provision for income taxes on KO Energy income	-	(38,721)
Total	$180	$(36,487)

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

3.                                    RECENT ACCOUNTING PRONOUNCEMENTS

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230)”. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company is currently evaluating the impact of ASU No. 2016-15 on its financial position, results of operations and liquidity.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting”, which changes how companies account for certain aspects of share-based payments to employees. The new guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, and certain classifications on the statement of cash flows. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods with early application permitted. The Company early adopted the standards update effective January 1, 2016, electing (i) retrospective adjustment in the statement of cash flows and (ii) continued recognition of stock compensation based on estimated forfeitures.  For the nine-months ended September 30, 2015, net cash provided by operating activities increased and net cash provided by financing activities decreased by $303.9 million, respectively, as a result of such retrospective adjustment. For the three-and nine-months ended September 30, 2016, the Company recorded $3.5 million and $7.1 million of excess tax benefits in net income that previously would have been recorded in additional paid-in-capital. The adoption of ASU No. 2016-09 did not have a material impact on the Company’s financial position, results of operations or liquidity.

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

4.                                    INVESTMENTS

The following table summarizes the Company’s investments at:

September 30, 2016	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held-to-Maturity
Short-term:
Commercial paper	$28,318	$-	$-	$28,318	$-	$-
Municipal securities	181,843	-	222	181,621	222	-
U.S. government agency securities	26,080	1	3	26,078	3	-
Long-term:
Municipal securities	9,519	-	19	9,500	19	-

Available-for-Sale:
Short-term:
Variable rate demand notes	21,412	-	-	21,412	-	-
Total	$267,172	$1	$244	$266,929	$244	$-

December 31, 2015	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held-to-Maturity
Short-term:
Commercial paper	$3,978	$-	$-	$3,978	$-	$-
Municipal securities	709,207	63	192	709,078	192	-
U.S. government agency securities	23,369	-	58	23,311	58	-
U.S. Treasuries	8,056	-	13	8,043	13	-
Long-term:
Municipal securities	11,071	-	8	11,063	8	-
U.S. government agency securities	4,277	-	25	4,252	25	-
Total	$759,958	$63	$296	$759,725	$296	$-

During the three- and nine-months ended September 30, 2016 and 2015, realized gains or losses recognized on the sale of investments were not significant.

The Company’s investments at September 30, 2016 and December 31, 2015 in commercial paper, municipal securities, U.S. government agency securities, variable rate demand notes (“VRDNs”) and/or U.S. Treasuries carried investment grade credit ratings. VRDNs are floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. While they are classified as marketable investment securities, the put option allows the VRDNs to be liquidated at par on a same day or more generally, on a seven day settlement basis.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	September 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
Commercial paper	$28,318	$28,318	$3,978	$3,978
Municipal securities	181,843	181,621	709,207	709,078
U.S. government agency securities	26,080	26,078	23,369	23,311
U.S. Treasuries	-	-	8,056	8,043
Due 1 -10 years:
Municipal securities	9,519	9,500	11,071	11,063
U.S. government agency securities	-	-	4,277	4,252
Variable rate demand notes	6,003	6,003	-	-
Due 11 - 20 years:
Variable rate demand notes	8,005	8,005	-	-
Due 21 - 30 years:
Variable rate demand notes	4,002	4,002	-	-
Due 31 - 40 years:
Variable rate demand notes	3,402	3,402	-	-
Total	$267,172	$266,929	$759,958	$759,725

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

The following tables present the Company’s held-to-maturity investments at amortized cost and the fair value of the Company’s financial assets and liabilities that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

September 30, 2016	Level 1	Level 2	Level 3	Total
Cash	$267,056	$-	$-	$267,056
Money market funds	27,784	-	-	27,784
Certificates of deposit	-	4,908	-	4,908
Commercial paper	-	43,503	-	43,503
Variable rate demand notes	-	21,412	-	21,412
Municipal securities	-	217,955	-	217,955
U.S. government agency securities	-	26,080	-	26,080
Foreign currency derivatives	-	105	-	105
Total	$294,840	$313,963	$-	$608,803

Amounts included in:
Cash and cash equivalents	$294,840	$46,686	$-	$341,526
Short-term investments	-	257,653	-	257,653
Accounts receivable, net	-	231	-	231
Investments	-	9,519	-	9,519
Accrued liabilities	-	(126)	-	(126)
Total	$294,840	$313,963	$-	$608,803

December 31, 2015	Level 1	Level 2	Level 3	Total
Cash	$255,723	$-	$-	$255,723
Money market funds	664,005	-	-	664,005
Certificates of deposit	-	85,007	-	85,007
Commercial paper	-	430,605	-	430,605
U.S. Treasuries	-	260,035	-	260,035
Municipal securities	-	731,744	-	731,744
U.S. government agency securities	-	508,256	-	508,256
Foreign currency derivatives	-	(217)	-	(217)
Total	$919,728	$2,015,430	$-	$2,935,158

Amounts included in:
Cash and cash equivalents	$919,728	$1,255,689	$-	$2,175,417
Short-term investments	-	744,610	-	744,610
Accounts receivable, net	-	371	-	371
Investments	-	15,348	-	15,348
Accrued liabilities	-	(588)	-	(588)
Total	$919,728	$2,015,430	$-	$2,935,158

All of the Company’s short-term investments are classified within Level 1 or Level 2 of the fair value hierarchy.  The Company’s valuation of its Level 1 investments, which include money market funds, is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments, which include municipal securities, commercial paper, U.S. Treasuries, certificates of deposit, variable rate demand notes and U.S. government agency securities, is based on other observable inputs, specifically a market approach which utilizes valuation models, pricing systems, mathematical tools and other relevant information for the same or similar securities. The Company’s valuation of its Level 2 foreign currency contracts is based on quoted market prices of the same or similar instruments, adjusted for counterparty risk. There were no transfers between Level 1 and Level 2 measurements during the nine-months ended September 30, 2016 or the year ended December 31, 2015, and there were no changes in the Company’s valuation techniques.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

6.                                    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to foreign currency exchange rate risks related primarily to its foreign business operations. During the nine-months ended September 30, 2016 and the year ended December 31, 2015, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts of the Company that were outstanding as of September 30, 2016 have terms of one month or less. The Company does not enter into forward currency exchange contracts for speculation or trading purposes.

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

The notional amount and fair value of all outstanding foreign currency derivative instruments in the condensed consolidated balance sheets consist of the following at:

September 30, 2016
Derivatives not designated as hedging instruments under FASB ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets:
Foreign currency exchange contracts:
Receive USD/pay GBP	$16,283	$46	Accounts receivable, net
Receive EUR/pay USD	30,682	31	Accounts receivable, net
Receive USD/pay AUD	17,978	63	Accounts receivable, net
Receive USD/pay ZAR	19,861	65	Accounts receivable, net
Receive USD/pay BRL	3,046	26	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive CAD/pay USD	$20,609	$(14)	Accrued liabilities
Receive USD/pay MXN	27,360	(65)	Accrued liabilities
Receive USD/pay NZD	3,119	(11)	Accrued liabilities
Receive USD/pay SEK	1,856	(1)	Accrued liabilities
Receive USD/pay CLP	3,435	(10)	Accrued liabilities
Receive USD/pay COP	2,041	(21)	Accrued liabilities
Receive SGD/pay USD	2,571	(4)	Accrued liabilities

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

December 31, 2015
Derivatives not designated as hedging instruments under FASB ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets:
Foreign currency exchange contracts:
Receive USD/pay GBP	$18,146	$168	Accounts receivable, net
Receive USD/pay ZAR	17,411	144	Accounts receivable, net
Receive USD/pay RUB	2,173	9	Accounts receivable, net
Receive USD/pay BRL	2,478	49	Accounts receivable, net
Receive USD/pay COP	1,351	1	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive EUR/pay USD	$39,578	$(429)	Accrued liabilities
Receive USD/pay AUD	14,040	(82)	Accrued liabilities
Receive USD/pay CAD	2,804	(15)	Accrued liabilities
Receive USD/pay JPY	2,495	(2)	Accrued liabilities
Receive USD/pay MXN	8,122	(15)	Accrued liabilities
Receive SGD/pay USD	3,837	(30)	Accrued liabilities
Receive USD/pay NZD	1,978	(3)	Accrued liabilities
Receive USD/pay CLP	3,519	(12)	Accrued liabilities

The net gains (losses) on derivative instruments in the condensed consolidated statements of income were as follows:

		Amount of gain (loss) recognized in income on derivatives
		Three-months ended
Derivatives not designated as hedging instruments under FASB ASC 815-20	Location of gain (loss) recognized in income on derivatives	September 30, 2016	September 30, 2015
Foreign currency exchange contracts	Interest and other expense, net	$(882)	$3,552

		Amount of gain (loss) recognized in income on derivatives
		Nine-months ended
Derivatives not designated as hedging instruments under FASB ASC 815-20	Location of gain (loss) recognized in income on derivatives	September 30, 2016	September 30, 2015
Foreign currency exchange contracts	Interest and other expense, net	$(424)	$1,634

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

7.                                    INVENTORIES

Inventories consist of the following at:

	September 30, 2016	December 31, 2015
Raw materials	$68,860	$52,043
Finished goods	98,980	104,078
	$167,840	$156,121

8.                                    PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at:

	September 30, 2016	December 31, 2015
Land	$46,597	$6,792
Leasehold improvements	2,726	2,804
Furniture and fixtures	3,607	3,551
Office and computer equipment	11,538	11,080
Computer software	3,203	2,530
Equipment	107,704	93,465
Buildings	41,943	39,848
Vehicles	31,737	29,804
	249,055	189,874
Less: accumulated depreciation and amortization	(104,430)	(92,520)
	$144,625	$97,354

In September 2016, the Company completed its acquisition of approximately 49 acres of land, located in Rialto, CA, for a purchase price of approximately $39.1 million. The Company intends to build an approximately 1,000,000 square-foot building to replace its current leased warehouse and distribution space located in Corona, CA.

9.                                    GOODWILL AND OTHER INTANGIBLE ASSETS

The following is a roll-forward of goodwill for the nine-months ended September 30, 2016 by reportable segment:

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Monster Energy® Drinks	Strategic Brands	Other	Total
Balance at December 31, 2015	$641,716	$637,999	$-	$1,279,715
Acquisitions	3,928	-	-	3,928
Balance at September 30, 2016	$645,644	$637,999	$-	$1,283,643

Intangible assets consist of the following at:

	September 30, 2016	December 31, 2015
Amortizing intangibles	$71,227	$35,263
Accumulated amortization	(11,574)	(3,899)
	59,653	31,364
Non-amortizing intangibles	1,021,160	396,622
	$1,080,813	$427,986

Amortizing intangibles primarily consist of customer relationships. All amortizing intangibles have been assigned an estimated finite useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives, generally five to seven years. Total amortization expense recorded was $3.0 million and $1.8 million for the three-months ended September 30, 2016 and 2015, respectively. Total amortization expense recorded was $7.7 million and $2.1 million for the nine-months ended September 30, 2016 and 2015, respectively.

10.                            DISTRIBUTION AGREEMENTS

In accordance with ASC No. 420 “Exit or Disposal Cost Obligations”, the Company expenses distributor termination costs in the period in which the written notification of termination occurs.  The Company incurred termination costs of $4.7 million and $2.5 million for the three-months ended September 30, 2016 and 2015, respectively. The Company incurred termination costs of $33.4 million and $220.7 million for the nine-months ended September 30, 2016 and 2015, respectively. Such termination costs have been expensed in full and are included in operating expenses for the three- and nine-months ended September 30, 2016 and 2015.

In the normal course of business, amounts received pursuant to new and/or amended distribution agreements entered into with certain distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, are accounted for as deferred revenue and are recognized as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years. Revenue recognized was $8.4 million and $8.2 million for the three-months ended September 30, 2016 and 2015, respectively. There was no acceleration of deferred revenue in the three-months ended September 30, 2016 and 2015, respectively. Revenue recognized was $28.6 million and $54.7 million for the nine-months ended September 30, 2016 and 2015, respectively. Included in the $28.6 million of revenue recognized for the nine-months ended September 30, 2016, was $5.0 million related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors who were sent notices of termination during the nine-months ended September 30, 2016. Included in the $54.7 million of revenue recognized for the nine-months ended September 30, 2015 was $39.8 million related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors who were sent notices of termination during the nine-months ended September 30, 2015.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

11.                            COMMITMENTS AND CONTINGENCIES

The Company had purchase commitments aggregating approximately $55.0 million at September 30, 2016, which represented commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms, but are generally satisfied within one year.

The Company had contractual obligations aggregating approximately $140.9 million at September 30, 2016, which related primarily to sponsorships and other marketing activities.

The Company had operating lease commitments aggregating approximately $18.6 million at September 30, 2016, which related primarily to warehouse and office space.

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

In September 2016, the Company completed its acquisition of approximately 49 acres of land, located in Rialto, CA, for a purchase price of approximately $39.1 million. The Company intends to build an approximately 1,000,000 square-foot building to replace its current leased warehouse and distribution facilities located in Corona, CA. The Company has entered into an approximately $36.8 million guaranteed maximum price construction contract for the construction of the building.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, or in the amount of any related insurance reimbursements recorded. As of September 30, 2016, the Company’s condensed consolidated balance sheet includes accrued loss contingencies of approximately $2.1 million.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

12.                            ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the nine-months ended September 30, 2016 are as follows:

Currency Translation Losses

Balance at December 31, 2015	$21,878
Other comprehensive (gain) before reclassifications	-
Amounts reclassified from accumulated other comprehensive loss	-
Net current-period other comprehensive (gain)	(7,344)
Balance at September 30, 2016	$14,534

13.                            TREASURY STOCK

On August 2, 2016, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to $250.0 million of the Company’s outstanding common stock (the “August 2016 Repurchase Plan”). From August 2, 2016 to September 30, 2016, no shares had been repurchased under the August 2016 Repurchase Plan. Subsequent to September 30, 2016, the Company purchased 0.1 million shares at an average purchase price of $142.82 per share, pursuant to the August 2016 Repurchase Plan.

On April 28, 2016, the Board of Directors authorized the Company to commence a “modified Dutch auction” tender offer to repurchase up to $2.0 billion of its outstanding shares of common stock. The repurchase was authorized under the Company’s existing share repurchase authority and was funded with cash on hand. The Company commenced the tender offer in May 2016. On June 15, 2016, the Company accepted for payment an aggregate of 12,820,512 shares of common stock at a purchase price of $156.00 per share, for a total amount of $2.0 billion (excluding commissions), which exhausted the availability under all previously authorized share repurchase plans. Such shares of common stock are included in common stock in treasury in the accompanying condensed consolidated balance sheet at September 30, 2016.

During the three-months ended September 30, 2016, 1,200 shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $0.2 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying condensed consolidated balance sheet at September 30, 2016.

14.                            STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at September 30, 2016: the Monster Beverage Corporation 2011 Omnibus Incentive Plan and the 2009 Monster Beverage Corporation Stock Incentive Plan for Non-Employee Directors.

The Company recorded $12.1 million and $8.9 million of compensation expense relating to outstanding options, restricted stock awards, stock appreciation rights and restricted stock units during the three-months ended September 30, 2016 and 2015, respectively. The Company recorded $33.7 million and $23.7 million of compensation expense relating to outstanding options, restricted stock awards, stock appreciation rights and restricted stock units during the nine-months ended September 30, 2016 and 2015, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The excess tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options, vesting of restricted stock units and restricted stock awards for the three-months ended September 30, 2016 and 2015 was $3.5 million and $3.6 million, respectively. The excess tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options, vesting of restricted stock units and restricted stock awards for the nine-months ended September 30, 2016 and 2015 was $7.1 million and $303.9 million, respectively. As a result of the Company’s early adoption of ASU No. 2016-09 effective January 1, 2016, the Company recorded excess tax benefits of $3.5 million and $7.1 million in net income for the three- and nine-months ended September 30, 2016.  The excess tax benefits for the three- and nine-months ended September 30, 2015 of $3.6 million and $303.9 million, respectively, were recorded in additional paid-in-capital.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted as of September 30, 2016 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2016	2015	2016	2015
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	36.3%	36.7%	36.1%	37.1%
Risk-free interest rate	1.1%	1.5%	1.4%	1.6%
Expected term	6.4 years	6.1 years	6.3 years	5.8 years

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

Options	Number of Shares (In thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	6,590	$50.85	5.6	$646,497
Granted 01/01/16 - 03/31/16	961	$132.06
Granted 04/01/16 - 06/30/16	219	$138.53
Granted 07/01/16 - 09/30/16	14	$157.80
Exercised	(284)	$37.34
Cancelled or forfeited	(88)	$98.28
Outstanding at September 30, 2016	7,412	$64.14	5.6	$613,113
Vested and expected to vest in the future at September 30, 2016	7,011	$60.94	5.4	$602,318
Exercisable at September 30, 2016	4,359	$31.77	3.7	$501,457

The weighted-average grant-date fair value of options granted during the three-months ended September 30, 2016 and 2015 was $59.21 per share and $51.14 per share, respectively. The weighted-average grant-date fair value of options granted during the nine-months ended September 30, 2016 and 2015 was $50.82 per share and $50.20 per share, respectively. The total intrinsic value of options exercised during the three-months ended September 30, 2016 and 2015 was $9.1 million and $11.9 million, respectively. The total intrinsic value of options exercised during the nine-months ended September 30, 2016 and 2015 was $30.6 million and $841.5 million, respectively.

Cash received from option exercises under all plans for the three-months ended September 30, 2016 and 2015 was approximately $2.4 million and $1.9 million, respectively. Cash received from option exercises under all plans for the nine-months ended September 30, 2016 and 2015 was approximately $10.6 million and $43.6 million, respectively.

At September 30, 2016, there was $100.3 million of total unrecognized compensation expense related to non-vested options granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 3.0 years.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to non-vested restricted stock awards and non-vested restricted stock units as follows:

	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2016	178	$99.58
Granted 01/01/16- 03/31/16	82	$131.96
Granted 04/01/16- 06/30/16	12	$148.94
Granted 07/01/16- 09/30/16	-	$-
Vested	(81)	$95.62
Forfeited/cancelled	(1)	$57.45
Non-vested at September 30, 2016	190	$118.68

No restricted stock units or restricted stock awards were granted during the three-months ended September 30, 2016. The weighted-average grant-date fair value of restricted stock units and restricted stock awards granted during the three-months ended September 30, 2015 was $147.36 per share. The weighted-average grant-date fair value of restricted stock units and restricted stock awards granted during the nine-months ended September 30, 2016 and 2015 was $134.14 per share and $136.50 per share, respectively. As of September 30, 2016, 0.2 million of restricted stock units and restricted stock awards are expected to vest over their respective terms.

At September 30, 2016, total unrecognized compensation expense relating to non-vested restricted stock awards and non-vested restricted stock units was $16.7 million, which is expected to be recognized over a weighted-average period of 1.8 years.

15.                            INCOME TAXES

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the nine-months ended September 30, 2016:

Gross Unrecognized Tax Benefits
Balance at December 31, 2015	$471
Additions for tax positions related to the current year	-
Additions for tax positions related to the prior year	-
Decreases related to settlement with taxing authority	(462)
Balance at September 30, 2016	$9

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. As of September 30, 2016, the Company had no accrued interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions, the resultant impact on the Company’s effective tax rate would not be significant. It is expected that the change in the amount of unrecognized tax benefits within the next 12 months will not be significant.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company is subject to U.S. federal income tax as well as to income tax in multiple state and foreign jurisdictions.

On August 7, 2015, the Internal Revenue Service (the “IRS”) began its examination of the Company’s U.S. federal income tax returns for the years ended December 31, 2012 and 2013. On October 18, 2016, the IRS began its examination of the Company’s U.S. federal income tax return for the year ended December 31, 2014.

The Company is in various stages of examination with certain states and certain foreign jurisdictions. The 2012 through 2015 U.S. federal income tax returns are subject to examination by the IRS. State income tax returns are subject to examination for the 2011 through 2015 tax years.

16.                            EARNINGS PER SHARE

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations is presented below:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Weighted-average shares outstanding:
Basic	190,379	205,051	198,073	184,098
Dilutive	4,052	3,043	4,020	4,033
Diluted	194,431	208,094	202,093	188,131

For the three-months ended September 30, 2016 and 2015, options and awards outstanding totaling 1.9 million shares and 1.1 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive. For the nine-months ended September 30, 2016 and 2015, options and awards outstanding totaling 1.7 million shares and 0.9 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

17.                            SEGMENT INFORMATION

During the second quarter of 2016, the Company renamed and revised its reportable segments to reflect management’s current view of the business and to align its external financial reporting with its operating and internal financial model. Historical segment information has been revised to reflect the effect of this change.

The Company has three operating and reportable segments, (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is comprised of the Company’s Monster Energy® drink products (previously the Finished Products segment) as well as MutantTM Super Soda drink products, (ii) Strategic Brands (“Strategic Brands”), which include the various energy drink brands acquired from TCCC as a result of the TCCC Transaction (previously the Concentrate segment) and (iii) Other, (“Other”) the principal products of which include the non-energy brands disposed of as a result of the TCCC Transaction as well as certain products acquired as part of the AFF Transaction that are sold to independent third-parties.

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

The net revenues derived from the Company’s reportable segments and other financial information related thereto for the three- and nine-months ended September 30, 2016 and 2015 are as follows:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales:
Monster Energy® Drinks(1)	$710,130	$686,684	$2,075,511	$1,933,467
Strategic Brands	72,138	69,935	207,990	82,913
Other	5,686	-	12,127	60,751
Corporate and unallocated	-	-	-	-
	$787,954	$756,619	$2,295,628	$2,077,131

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating Income:
Monster Energy® Drinks(1) (2)	$308,493	$289,544	$874,822	$596,716
Strategic Brands	40,075	45,291	127,169	54,375
Other(3)	1,186	(283)	1,528	165,377
Corporate and unallocated	(59,379)	(43,114)	(169,909)	(151,263)
	$290,375	$291,438	$833,610	$665,205

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Income before tax:
Monster Energy® Drinks(1) (2)	$308,612	$289,649	$875,024	$597,084
Strategic Brands	40,073	45,275	127,141	54,359
Other(3)	1,186	(284)	1,528	165,376
Corporate and unallocated	(60,533)	(46,564)	(170,734)	(154,758)
	$289,338	$288,076	$832,959	$662,061

(1)          Includes $8.4 million and $8.2 million for the three-months ended September 30, 2016 and 2015, respectively, related to the recognition of deferred revenue. Includes $28.6 million and $54.7 million for the nine-months ended September 30, 2016 and 2015, respectively, related to the recognition of deferred revenue.

(2)          Includes $4.7 million and $2.5 million for the three-months ended September 30, 2016 and 2015, respectively, related to distributor termination costs. Includes $33.4 million and $220.7 million for the nine-months ended September 30, 2016 and 2015, respectively, related to distributor termination costs.

(3)          Includes $161.5 million gain on the sale of Monster Non-Energy for the nine-months ended September 30, 2015.

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Depreciation and amortization:
Monster Energy® Drinks	$5,974	$5,408	$17,651	$15,556
Strategic Brands	1,777	1,757	5,325	2,102
Other	1,151	-	2,305	232
Corporate and unallocated	1,522	1,341	4,593	3,867
	$10,424	$8,506	$29,874	$21,757

	September 30, 2016	December 31, 2015
Goodwill and other intangible assets:
Monster Energy® Drinks	$1,331,931	$699,346
Strategic Brands	1,003,355	1,008,355
Other	29,170	-
Corporate and unallocated	-	-
	$2,364,456	$1,707,701

Corporate and unallocated expenses for the three-months ended September 30, 2016 include $33.2 million of payroll costs, of which $12.1 million was attributable to stock-based compensation expense (see Note 14, “Stock-Based Compensation”), as well as $16.9 million attributable to professional service expenses, including accounting and legal costs, and $9.3 million of other operating expenses.  Corporate and unallocated expenses for the three-months ended September 30, 2015 include $27.1 million of payroll costs, of which $8.9 million was attributable to stock-based compensation expense (see Note 14, “Stock-Based Compensation”), as well as $10.3 million attributable to professional service expenses, including accounting and legal costs, of which $0.3 million was attributable to TCCC Transaction expenses, and $5.7 million of other operating expenses.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Corporate and unallocated expenses for the nine-months ended September 30, 2016 include $92.7 million of payroll costs, of which $33.7 million was attributable to stock-based compensation expense (see Note 14, “Stock-Based Compensation”), as well as $52.4 million attributable to professional service expenses, including accounting and legal costs, of which $4.5 million was attributable to AFF Transaction expenses, and $24.8 million of other operating expenses.  Corporate and unallocated expenses for the nine-months ended September 30, 2015 include $83.9 million of payroll costs, of which $23.7 million was attributable to stock-based compensation expense (see Note 14, “Stock-Based Compensation”), as well as $46.6 million attributable to professional service expenses, including accounting and legal costs, of which $15.4 million was attributable to TCCC Transaction expenses, and $20.8 million of other operating expenses.

TCCC, through certain wholly-owned subsidiaries (the “TCCC Subsidiaries”), accounted for approximately 41% and 42% of the Company’s net sales for the three-months ended September 30, 2016 and 2015, respectively. The TCCC Subsidiaries accounted for approximately 43% and 41% of the Company’s net sales for the nine-months ended September 30, 2016 and 2015, respectively.

Net sales to customers outside the United States amounted to $190.8 million and $170.6 million for the three-months ended September 30, 2016 and 2015, respectively. Net sales to customers outside the United States amounted to $540.2 million and $435.1 million for the nine-months ended September 30, 2016 and 2015, respectively.

18.                            RELATED PARTY TRANSACTIONS

As a result of the TCCC Transaction, TCCC controls more than 10% of the voting interests of the Company.  TCCC, through the TCCC Subsidiaries and through certain of its affiliated companies (the “TCCC Affiliates”) purchases and distributes certain of the Company’s products both domestically and in certain international territories.  The Company also pays TCCC a commission based on certain sales within the TCCC distribution network.

TCCC commissions, based on sales to the TCCC Affiliates for the three-months ended September 30, 2016 and 2015, were $8.1 million and $7.7 million, respectively. TCCC commissions, based on sales to the TCCC Affiliates for the nine-months ended September 30, 2016 and 2015, were $19.0 million and $9.4 million, respectively.

TCCC commissions, based on sales to the TCCC Subsidiaries, are accounted for as a reduction to revenue and are reported in net sales to the TCCC Subsidiaries. Net sales to the TCCC Subsidiaries for the three-months ended September 30, 2016 and 2015 were $321.9 million and $315.9 million, respectively. Net sales to the TCCC Subsidiaries for the nine-months ended September 30, 2016 and 2015 were $981.0 million and $845.8 million, respectively.

The Company also purchases concentrates from TCCC which are then sold to both the TCCC Affiliates and the TCCC Subsidiaries. Concentrate purchases from TCCC were $6.2 million and $8.0 million for the three-months ended September 30, 2016 and 2015, respectively. Concentrate purchases from TCCC were $20.9 million and $9.1 million for the nine-months ended September 30, 2016 and 2015, respectively.

Certain TCCC Subsidiaries also contract manufacture certain of the Company’s Monster Energy® brand energy drinks as well as MutantTM Super Sodas. Contract manufacturing expenses were $2.2 million and $1.8 million for the three-months ended September 30, 2016 and 2015, respectively. Contract manufacturing expenses were $6.0 million and $5.3 million for the nine-months ended September 30, 2016 and 2015, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Accounts receivable, accounts payable and accrued promotional allowances related to the TCCC Subsidiaries are as follows at:

	September 30, 2016	December 31, 2015

Accounts receivable, net	$198,245	$172,201
Accounts payable	$(67,838)	$(58,579)
Accrued promotional allowances	$(33,586)	$(27,544)

Two directors and officers of the Company and their families are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the three-months ended September 30, 2016 and 2015 were $0.6 million and $0.3 million, respectively. Expenses incurred with such company in connection with promotional materials purchased during the nine-months ended September 30, 2016 and 2015 were $0.9 million and $1.5 million, respectively.

19.                            SUBSEQUENT EVENTS

On October 11, 2016, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock, par value $0.005 per share (“Common Stock”), from 240,000,000 shares to 1,250,000,000 shares.

On October 14, 2016, the Company announced that its Board of Directors approved a 3-for-1 stock split of its Common Stock to be effected in the form of a 200% stock dividend. The additional shares will be distributed on November 9, 2016 to stockholders of record at the close of business (Eastern Time) on October 26, 2016. The Company anticipates its common stock to begin trading at the split-adjusted price on November 10, 2016.

The following pro-forma earnings per share information has been adjusted retroactively to reflect the stock split:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

NET INCOME	$191,643	$174,574	$539,738	$407,991

NET INCOME PER COMMON SHARE:
Basic	$0.34	$0.28	$0.91	$0.74
Diluted	$0.33	$0.28	$0.89	$0.72

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	571,138	615,153	594,219	552,294
Diluted	583,293	624,282	606,280	564,393

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

When this report uses the words “the Company”, “we”, “us”, and “our”, these words refer to Monster Beverage Corporation and its subsidiaries, unless the context otherwise requires. Based in Corona, California, Monster Beverage Corporation is a holding company and conducts no operating business except through its consolidated subsidiaries. The Company’s subsidiaries primarily develop and market energy drinks as well as MutantTM Super Sodas.

Stock Repurchase

On April 28, 2016, the Board of Directors authorized us to commence a “modified Dutch auction” tender offer to repurchase up to $2.0 billion of our outstanding shares of common stock (the “Stock Repurchase”). The Stock Repurchase was authorized under our existing share repurchase authority and was funded with cash on hand. We commenced the tender offer in May 2016. On June 15, 2016, we accepted for payment an aggregate of 12,820,512 shares of common stock at a purchase price of $156.00 per share, for a total amount of $2.0 billion (excluding commissions), which exhausted the availability under all share repurchase plans. Such shares of common stock are included in common stock in treasury in the accompanying condensed consolidated balance sheet at September 30, 2016.

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

We accounted for the AFF Transaction in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations”.  Inventory purchased under the AFF Transaction was recorded at fair value. Raw material cost savings from the AFF Transaction were approximately $23.3 million in the three-months ended September 30, 2016.

There were no AFF Transaction related expenses for the three-months ended September 30, 2016. We incurred $4.5 million in AFF Transaction related expenses for the nine-months ended September 30, 2016.

On June 12, 2015, we completed the transactions contemplated by the definitive agreements entered into with The Coca-Cola Company (“TCCC”) on August 14, 2014, which provided for a long-term strategic relationship in the global energy drink category (the “TCCC Transaction”).

In accordance with ASC No. 420 “Exit or Disposal Cost Obligations”, we expense distributor termination costs in the period in which the written notification of termination occurs.  We incurred termination costs of $4.7 million and $2.5 million for the three-months ended September 30, 2016 and 2015, respectively. We incurred termination costs of $33.4 million and $220.7 million for the nine-months ended September 30, 2016 and 2015, respectively. Such termination costs have been expensed in full and are included in operating expenses for the three- and nine-months ended September 30, 2016 and 2015. There was no accelerated amortization of deferred revenue balances associated with certain of our prior distributors who were sent notices of termination during the three-months ended September 30, 2016 and 2015, respectively. We recognized as income $5.0 million and $39.8 million for the nine-months ended September 30, 2016 and 2015, respectively, related to the accelerated amortization of the deferred revenue balances associated with certain of our prior distributors who were sent notices of termination during the nine-months ended September 30, 2016 and 2015.

We incurred $0.3 million and $15.4 million in TCCC Transaction related expenses for the three- and nine-months ended September 30, 2015, respectively.

The following table summarizes the financial impact of the transactions discussed above for the three- and nine-months ended September 30, 2016 and 2015:

Income Statement Items (in thousands):	Three-Months Ended September 30, 2016	Three-Months Ended September 30, 2015	Nine-Months Ended September 30, 2016	Nine-Months Ended September 30, 2015

Included in Net Sales:
Accelerated recognition of deferred revenue	$-	$-	$4,963	$39,761

Included in Operating Expenses:
Stock Repurchase expenses	$-	$-	$(1,556)	$-
AFF Transaction expenses	-	-	(4,483)	-
Distributor termination costs	(4,712)	(2,471)	(33,413)	(220,658)
TCCC Transaction expenses	-	(292)	-	(15,426)

Gain on sale of Monster Non-Energy	$-	$-	$-	$161,470

Net Impact on Operating Income	$(4,712)	$(2,763)	$(34,489)	$(34,853)

Overview

We develop, market, sell and distribute energy drink beverages, sodas and/or concentrates for energy drink beverages, primarily under the following brand names:

• Monster Energy®	• Nalu®
• Monster Rehab®	• NOS®
• Monster Energy Extra Strength Nitrous Technology®	• Full Throttle®
• Java Monster®	• Burn®
• Muscle Monster®	• Mother®
• Mega Monster Energy®	• Ultra®
• Punch Monster®	• Play® and Power Play®
• Juice Monster®	• Gladiator®
• M3®	• Relentless®
• Übermonster®	• Samurai®
• BU®	• BPM®
• MutantTM Super Soda

Our Monster Energy® brand energy drinks, which represented 89.8% and 90.8% of our net sales for the three-months ended September 30, 2016 and 2015, respectively, primarily include the following:

• Monster Energy®	• Java Monster® Kona Blend
• Lo-Carb Monster Energy®	• Java Monster® Loca Moca®
• Monster Assault®	• Java Monster® Mean Bean®
• Juice Monster® Khaos®	• Java Monster® Vanilla Light
• Juice Monster® Ripper®	• Java Monster® Irish Blend®

• Juice Monster® Pipeline Punch®	• Java Monster® Salted Caramel
• Monster Energy Absolutely Zero®	• Mega Monster Energy®
• Monster Energy® Import	• Monster Energy Extra Strength Nitrous
• Punch Monster® Baller’s Blend® (formerly Dub Edition)	Technology® Super Dry™
• Punch Monster® Mad Dog (formerly Dub Edition)	• Monster Energy Extra Strength Nitrous
• Monster Rehab® Tea + Lemonade + Energy	Technology® Anti-Gravity®
• Monster Rehab® Raspberry Tea + Energy (formerly Rojo)	• M3® Monster Energy® Super Concentrate
• Monster Rehab® Green Tea + Energy	• Monster Energy Zero Ultra®
• Monster Rehab® Tea + Orangeade + Energy	• Monster Energy Ultra Blue®
• Monster Rehab® Tea + Pink Lemonade + Energy	• Monster Energy Ultra Red®
• Monster Rehab® Peach Tea + Energy	• Monster Energy Ultra Black®
• Muscle Monster® Vanilla	• Monster Energy Ultra Sunrise®
• Muscle Monster® Chocolate	• Monster Energy Ultra Citron®
• Muscle Monster® Strawberry	• Monster Energy® Unleaded®
• Muscle Monster® Banana	• Übermonster® Energy Brew™
• Monster Energy® Gronk	• Monster Energy® Valentino Rossi

We have three operating and reportable segments, (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is comprised of our Monster Energy® drink products (previously the Finished Products segment) as well as MutantTM Super Soda drink products, (ii) Strategic Brands (“Strategic Brands”), which include the various energy drink brands acquired from TCCC as a result of the TCCC Transaction (previously the Concentrate segment) and (iii) Other, (“Other”) the principal products of which include the non-energy brands disposed of as a result of the TCCC Transaction as well as certain products acquired as part of the AFF Transaction that are sold to independent third-parties (the “AFF Products”).

During the nine-months ended September 30, 2016, we continued to expand our existing energy drink portfolio and further develop our distribution markets. During the nine-months ended September 30, 2016, we introduced the following products:

•                       Java Monster® Salted Caramel (January 2016)

•                       Monster Energy® Gronk (February 2016)

•                       MutantTM Super Soda (September 2016)

In the normal course of business we discontinue certain products and/or product lines. Those products and/or product lines discontinued during the nine-months ended September 30, 2016, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Our net sales of $788.0 million for the three-months ended September 30, 2016 represented record sales for our third fiscal quarter. The vast majority of our net sales are derived from our Monster Energy® brand energy drinks. Net sales of our Monster Energy® brand energy drinks were $707.4 million for the three-months ended September 30, 2016.  Net sales of our Strategic Brands acquired as part of the TCCC Transaction were $72.1 million for the three-months ended September 30, 2016.

Net changes in foreign currency exchange rates had an unfavorable impact on net sales in the Monster Energy® Drinks segment of approximately $1.6 million for the three-months ended September 30, 2016, primarily due to our operations in Europe and Mexico, partially offset by our operations in Japan. Net changes in foreign currency exchange rates had an unfavorable impact on net sales in the Strategic Brands segment of approximately $1.0 million for the three-months ended September 30, 2016, primarily due to our operations in Europe.

Our Monster Energy® Drinks segment represented 90.1% and 90.8% of our consolidated net sales for the three-months ended September 30, 2016 and 2015, respectively. Our Strategic Brands segment represented 9.2% of our consolidated net sales for both the three-months ended September 30, 2016 and 2015, respectively. Our Other segment represented 0.7% of our consolidated net sales for the three-months ended September 30, 2016. There were no net sales for the Other segment during the three-months ended September 30, 2015.

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

Our growth strategy includes expanding our international business. Gross sales to customers outside the United States amounted to $232.8 million and $207.8 million for the three-months ended September 30, 2016 and 2015, respectively. Such sales were approximately 26% and 24% of gross sales for the three-months ended September 30, 2016 and 2015, respectively. Net changes in foreign currency exchange rates had an unfavorable impact on gross sales to customers outside the United States of approximately 2% for the three-months ended September 30, 2016 primarily due to our operations in Europe and Mexico, partially offset by our operations in Japan.

Our customers are primarily full service beverage bottlers/distributors, retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, food service customers and the military. Gross sales to our various customer types for the three- and nine-months ended September 30, 2016 and 2015 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such bottlers/distributors’ sales to their own customers.

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2016	2015	2016	2015
U.S. full service bottlers/distributors	65%	65%	65%	65%
Club stores, drug chains & mass merchandisers	7%	9%	8%	9%
International full service bottlers/distributors	26%	24%	25%	23%
Retail grocery, specialty chains and wholesalers	1%	1%	1%	2%
Other	1%	1%	1%	1%

Our customers include Coca-Cola Refreshments USA, Inc., Coca-Cola Bottling Company, CCBCC Operations, LLC, United Bottling Contracts Company, LLC, Swire Coca-Cola, USA and certain other TCCC independent bottlers, Coca-Cola European Partners, Coca-Cola Hellenic, Coca-Cola FEMSA, Coca-Cola Amatil, Asahi, Kalil Bottling Group, Wal-Mart, Inc. (including Sam’s Club), Costco and certain Anheuser Busch distributors (“AB Distributors”). In February 2015, in accordance with our then existing agreements with the applicable AB Distributors, we sent notices of termination to the majority of the AB Distributors in the U.S. for the termination of their respective distribution agreements. The associated distribution rights relating to such terminated distribution agreements have been transitioned to TCCC’s network of owned or controlled bottlers/distributors and independent bottlers/distributors as of the effective date of termination of the affected AB Distributors’ rights in the applicable territories. As of November 7, 2016, distribution rights in the U.S. representing approximately 89% of the target case sales have been transitioned to TCCC’s distribution network. A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations. TCCC, through certain wholly-owned subsidiaries (the “TCCC Subsidiaries”), accounted for approximately 41% and 42% of our net sales for the three-months ended September 30, 2016 and 2015, respectively. TCCC, through the TCCC Subsidiaries, accounted for approximately 43% and 41% of our net sales for the nine-months ended September 30, 2016 and 2015, respectively.

Results of Operations

The following table sets forth key statistics for the three- and nine-months ended September 30, 2016 and 2015.

(In thousands, except per share amounts)	Three-Months Ended September 30,		Percentage Change	Nine-Months Ended September 30,		Percentage Change
	2016	2015	16 vs. 15	2016	2015	16 vs. 15
Net sales¹	$787,954	$756,619	4.1%	$2,295,628	$2,077,131	10.5%

Cost of sales	284,979	291,143	(2.1%)	851,741	848,191	0.4%
Gross profit*¹	502,975	465,476	8.1%	1,443,887	1,228,940	17.5%
Gross profit as a percentage of net sales¹	63.8%	61.5%		62.9%	59.2%

Operating expenses²,³	212,600	174,038	22.2%	610,277	725,205	(15.8%)
Operating expenses as a percentage of net sales	27.0%	23.0%		26.6%	34.9%

Gain on sale of Monster Non-Energy	-	-		-	161,470

Operating income¹,²,³	290,375	291,438	(0.4%)	833,610	665,205	25.3%
Operating income as a percentage of net sales	36.9%	38.5%		36.3%	32.0%

Interest and other expense, net	(1,037)	(3,362)	(69.2%)	(651)	(3,144)	(79.3%)

Income before provision for income taxes¹,²,³	289,338	288,076	0.4%	832,959	662,061	25.8%

Provision for income taxes	97,695	113,502	(13.9%)	293,221	254,070	15.4%

Income taxes as a percentage of income before taxes	33.8%	39.4%		35.2%	38.4%

Net income¹,²,³	$191,643	$174,574	9.8%	$539,738	$407,991	32.3%
Net income as a percentage of net sales	24.3%	23.1%		23.5%	19.6%

Net income per common share:
Basic	$1.01	$0.85	18.2%	$2.72	$2.22	23.0%
Diluted	$0.99	$0.84	17.5%	$2.67	$2.17	23.2%

Case sales (in thousands)
(in 192-ounce case equivalents)	82,767	81,274	1.8%	242,994	207,090	17.3%

¹Includes $8.4 million and $8.2 million for the three-months ended September 30, 2016 and 2015, respectively, related to the recognition of deferred revenue. Includes $28.6 million and $54.7 million for the nine-months ended September 30, 2016 and 2015, respectively, related to the recognition of deferred revenue. There was no acceleration of deferred revenue in the three-months ended September 30, 2016 and 2015, respectively. Included in the $28.6 million recognition of deferred revenue for the nine-months ended September 30, 2016, is $5.0 million related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors who were sent notices of termination during the nine-months ended September 30, 2016. Included in the $54.7 million recognition of deferred revenue for the nine-months ended September 30, 2015 is $39.8 million related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors who were sent notices of termination during the nine-months ended September 30, 2015.

²Includes $4.7 million and $2.5 million for the three-months ended September 30, 2016 and 2015, respectively, of distributor termination costs. Includes $33.4 million and $220.7 million for the nine-months ended September 30, 2016 and 2015, respectively, of distributor termination costs.

3Includes $4.5 million for the nine-months ended September 30, 2016, of AFF Transaction related expenses. There were no AFF Transaction related expenses incurred for the three-month ended September 30, 2016. Includes $0.3 million and $15.4 million for the three- and nine-months ended September 30, 2015, respectively, of TCCC Transaction related expenses. Includes $1.6 million for the nine-months ended September 30, 2016 of modified Dutch auction stock repurchase expenses. There were no modified Dutch auction stock repurchase expenses during the three-months ended September 30, 2016.

*Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses. We include out-bound freight and warehouse costs in operating expenses rather than in cost of sales.

Results of Operations for the Three-Months Ended September 30, 2016 Compared to the Three-Months Ended September 30, 2015.

Net Sales. Net sales were $788.0 million for the three-months ended September 30, 2016, an increase of approximately $31.3 million, or 4.1% higher than net sales of $756.6 million for the three-months ended September 30, 2015. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $20.7 million of the overall increase in net sales. Net sales of our Monster Energy® brand energy drinks increased partially due to increased sales by volume as a result of increased domestic and international consumer demand.  Net sales of our Strategic Brands were $72.1 million for the three-months ended September 30, 2016, as compared with $69.9 million for the three-months ended September 30, 2015. Net sales of the AFF Products were $5.7 million for the three-months ended September 30, 2016. There were no net sales of the AFF Products for the three-months ended September 30, 2015.  No other individual product line contributed either a material increase or decrease to net sales for the three-months ended September 30, 2016. Our net sales of $756.6 million for the comparative three-months ended September 30, 2015 were impacted by advance purchases made by our customers due to a pre-announced price increase that became effective on August 31, 2015 (the “Advance Purchases”) on certain of our Monster Energy® brand energy drinks. We estimate that net sales for the three-months ended September 30, 2015 were increased by approximately $11.0 million as a result of such advance purchases. Net sales for the three-months ended September 30, 2016, after adjusting comparative net sales for the three-months ended September 30, 2015 for the Advance Purchases, increased by 5.7%.

Net changes in foreign currency exchange rates had an unfavorable impact on net sales in the Monster Energy® Drinks segment of approximately $1.6 million for the three-months ended September 30, 2016, primarily due to our operations in Europe and Mexico, partially offset by our operations in Japan. Net changes in foreign currency exchange rates had an unfavorable impact on net sales in the Strategic Brands segment of approximately $1.0 million for the three-months ended September 30, 2016, primarily due to our operations in Europe.

Case sales, in 192-ounce case equivalents, were 82.8 million cases for the three-months ended September 30, 2016, an increase of approximately 1.5 million cases or 1.8% higher than case sales of 81.3 million cases for the three-months ended September 30, 2015. The overall average net sales per case (excluding AFF Products net sales of $5.7 million as these sales do not have unit case equivalents) increased to $9.45 for the three-months ended September 30, 2016, which was 1.5% higher than the average net sales per case of $9.31 for the three-months ended September 30, 2015. The higher average net sales price per case was primarily attributable to the changes in product mix.

Net sales for the Monster Energy® Drinks segment were $710.1 million for the three-months ended September 30, 2016, an increase of approximately $23.4 million, or 3.4% higher than net sales of $686.7 million for the three-months ended September 30, 2015. No other individual product line contributed either a material increase or decrease to net sales for the three-months ended September 30, 2016. Our net sales for the Monster Energy® Drinks segment of $686.7 million for the comparative three-months ended September 30, 2015 were impacted by the Advance Purchases on certain of our Monster Energy® brand energy drinks. We estimate that net sales for the Monster Energy® Drinks segment for the three-months ended September 30, 2015 were increased by approximately $11.0 million as a result of such advance purchases. Net sales for the Monster Energy® Drinks segment for the three-months ended September 30, 2016, after adjusting comparative net sales for the Monster Energy® Drinks segment for the three-months ended September 30, 2015 for the Advance Purchases, increased by 5.1%.

Net sales for the Strategic Brands segment were $72.1 million for the three-months ended September 30, 2016, an increase of approximately $2.2 million, or 3.2% higher than net sales of $69.9 million for the three-months ended September 30, 2015.

Net sales for the Other segment were $5.7 million for the three-months ended September 30, 2016. There were no net sales for the Other segment for the three-months ended September 30, 2015. Net sales for the Other segment for the three-months ended September 30, 2016 are comprised of sales of the AFF Products.

Gross Profit.  Gross profit was $503.0 million for the three-months ended September 30, 2016, an increase of approximately $37.5 million, or 8.1% higher than the gross profit of $465.5 million for the three-months ended September 30, 2015. Gross profit as a percentage of net sales increased to 63.8% for the three-months ended September 30, 2016 from 61.5% for the three-months ended September 30, 2015.  The increase in gross profit dollars was primarily the result of the $20.7 million increase in net sales of our Monster Energy® brand energy drinks as well approximately $23.3 million of raw material cost savings from the AFF Transaction. The increase in gross profit as a percentage of net sales was primarily attributable to (i) the raw material cost savings from the AFF Transaction and (ii) changes in product sales mix.

Operating Expenses.  Total operating expenses were $212.6 million for the three-months ended September 30, 2016, an increase of approximately $38.6 million, or 22.2% higher than total operating expenses of $174.0 million for the three-months ended September 30, 2015. The increase in operating expenses was primarily due to increased payroll expenses of $10.6 million (of which $3.3 million was related to an increase in stock-based compensation), increased expenditures of $8.7 million for sponsorships and endorsements, increased expenditures of $7.1 million of professional service costs, including legal and accounting fees, increased expenditures of $3.1 million for other marketing expenses and increased expenditures of $2.2 million associated with distributor terminations.

Contribution Margin.  Contribution margin for the Monster Energy® Drinks segment was $308.5 million for the three-months ended September 30, 2016, an increase of approximately $18.9 million, or 6.5% higher than contribution margin of $289.5 million for the three-months ended September 30, 2015. The increase in contribution margin for the Monster Energy® Drinks segment was primarily the result of the $20.7 million increase in net sales of our Monster Energy® brand energy drinks as well as approximately $23.3 million of raw material cost savings from the AFF Transaction.

Contribution margin for the Strategic Brands segment was $40.1 million for the three-months ended September 30, 2016, a decrease of approximately $5.2 million, or 11.5% lower than contribution margin of $45.3 million for the three-months ended September 30, 2015. The decrease in contribution margin for the Strategic Brands segment was primarily due to an increase in operating expenses.

Contribution margin for the Other segment was $1.2 million for the three-months ended September 30, 2016 as compared to contribution margin of ($0.3) million for the three-months ended September 30, 2015.

Operating Income.  Operating income was $290.4 million for the three-months ended September 30, 2016, a decrease of approximately $1.1 million, or 0.4% lower than operating income of $291.4 million for the three-months ended September 30, 2015. Operating income as a percentage of net sales decreased to 36.9% for the three-months ended September 30, 2016 from 38.5% for the three-months ended September 30, 2015. The decrease in operating income in dollars and as a percentage of net sales was primarily due to the $38.6 million increase in operating expenses for the three-months ended September 30, 2016. Operating income was $22.0 million and $26.2 million for the three-months ended September 30, 2016 and 2015, respectively, in relation to our operations in Africa, Asia, Australia, Europe, the Middle East and South America.

Interest and Other Expense, net.  Interest and other expense, net, was $1.0 million for the three-months ended September 30, 2016, as compared to interest and other expense, net of $3.4 million for the three-months ended September 30, 2015. Foreign currency transaction losses were $1.5 million and $4.2 million for the three-months ended September 30, 2016 and 2015, respectively. Interest income was $0.4 million and $0.8 million for the three-months ended September 30, 2016 and 2015, respectively.

Provision for Income Taxes.  Provision for income taxes was $97.7 million for the three-months ended September 30, 2016, a decrease of $15.8 million or 13.9% lower than the provision for income taxes of $113.5 million for the three-months ended September 30, 2015.  The effective combined federal, state and foreign tax rate decreased to 33.8% from 39.4% for the three-months ended September 30, 2016 and 2015, respectively. The decrease in the effective tax rate was primarily due to the increase in the domestic production deduction and stock compensation deduction in the three-months ended September 30, 2016 as well as a one-time tax benefit related to a prior period domestic production deduction.

Net Income.  Net income was $191.6 million for the three-months ended September 30, 2016, an increase of $17.1 million or 9.8% higher than net income of $174.6 million for the three-months ended September 30, 2015. The increase in net income was primarily due to the $37.5 million increase in gross profit and the $15.8 million decrease in the provision for income taxes. The increase in net income was partially offset by the increase in operating expenses of $38.6 million.

Results of Operations for the Nine-Months Ended September 30, 2016 Compared to the Nine-Months Ended September 30, 2015.

Net Sales. Net sales were $2,295.6 million for the nine-months ended September 30, 2016, an increase of approximately $218.5 million, or 10.5% higher than net sales of $2,077.1 million for the nine-months ended September 30, 2015. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $139.4 million of the overall increase in net sales. Net sales of our Monster Energy® brand energy drinks increased partially due to increased sales by volume as a result of increased domestic and international consumer demand. Net sales of our Strategic Brands were $208.0 million for the nine-months ended September 30, 2016, as compared with $82.9 million for the nine-months ended September 30, 2015 (effectively from June 13, 2015 to September 30, 2015). There were no net sales during the nine-months ended September 30, 2016 for the non-energy brands disposed of as a result of the TCCC Transaction on June 12, 2015, which resulted in a decrease in net sales of $60.8 million from the nine-months ended September 30, 2015. Net sales of our AFF Products were $12.1 million for the nine-months ended September 30, 2016.  There were no net sales of our AFF Products for the nine-months ended September 30, 2015. No other individual product line contributed either a material increase or decrease to net sales for the nine-months ended September 30, 2016. Our net sales of $2,077.1 million for the comparative nine-months ended September 30, 2015, were impacted by the Advance Purchases on certain of our Monster Energy® brand energy drinks. We estimate that net sales for the nine-months ended September 30, 2015 were increased by approximately $11.0 million as a result of such advance purchases. Net sales for the nine-months ended September 30, 2016, after adjusting comparative net sales for the nine-months ended September 30, 2015 for the Advance Purchases, increased by 11.1%.

Net changes in foreign currency exchange rates had an unfavorable impact on net sales in the Monster Energy® Drinks segment of approximately $14.4 million for the nine-months ended September 30, 2016, primarily due to our operations in Europe, Mexico, Canada and South Africa, partially offset by our operations in Japan. Net changes in foreign currency exchange rates had an unfavorable impact on net sales in the Strategic Brands segment of approximately $4.6 million for the nine-months ended September 30, 2016, primarily due to our operations in Europe.

Case sales, in 192-ounce case equivalents, were 243.0 million cases for the nine-months ended September 30, 2016, an increase of approximately 35.9 million cases or 17.3% higher than case sales of 207.1 million cases for the nine-months ended September 30, 2015. The overall average net sales per case (excluding AFF Products net sales of $12.1 million as these sales do not have unit case equivalents) decreased to $9.40 for the nine-months ended September 30, 2016, which was 6.3% lower than the average net sales per case of $10.03 for the nine-months ended September 30, 2015. The lower net sales per case was primarily attributable to sales of concentrates and/or beverage bases in the Strategic Brands segment, which generally generate lower net operating revenues than those products within the Monster Energy® Drinks segment.

Net sales for the Monster Energy® Drinks segment were $2,075.5 million for the nine-months ended September 30, 2016, an increase of approximately $142.0 million, or 7.3% higher than net sales of $1,933.5 million for the nine-months ended September 30, 2015. No other individual product line contributed either a material increase or decrease to net sales for the nine-months ended September 30, 2016. Our net sales for the Monster Energy® Drinks segment of $1,933.5 million for the comparative nine-months ended September 30, 2015, were impacted by the Advance Purchases on certain of our Monster Energy® brand energy drinks. We estimate that net sales for the Monster Energy® Drinks segment for the nine-months ended September 30, 2015 were increased by approximately $11.0 million as a result of such advance purchases. Net sales for the Monster Energy® Drinks segment for the nine-months ended September 30, 2016, after adjusting comparative net sales for the Monster Energy® Drinks segment for the nine-months ended September 30, 2015 for the Advance Purchases, increased by 8.0%.

Net sales for the Strategic Brands segment were $208.0 million for the nine-months ended September 30, 2016, an increase of approximately $125.1 million, or 150.9% higher than net sales of $82.9 million for the nine-months ended September 30, 2015 (effectively from June 13, 2015 to September 30, 2015).

Net sales for the Other segment were $12.1 million for the nine-months ended September 30, 2016, a decrease of approximately $48.6 million, or 80.0% lower than net sales of $60.8 million for the nine-months ended September 30, 2015. Net sales for the Other segment for the nine-months ended September 30, 2016 are comprised of sales of the AFF Products. Net sales for the Other segment for the nine-months ended September 30, 2015 are comprised of sales of the non-energy brands disposed of as a result of the TCCC Transaction on June 12, 2015 (effectively from January 1, 2015 to June 12, 2015).

Gross Profit.  Gross profit was $1,443.9 million for the nine-months ended September 30, 2016, an increase of approximately $214.9 million, or 17.5% higher than the gross profit of $1,228.9 million for the nine-months ended September 30, 2015. Gross profit as a percentage of net sales increased to 62.9% for the nine-months ended September 30, 2016 from 59.2% for the nine-months ended September 30, 2015.  The increase in gross profit dollars was primarily the result of the $139.4 million and $125.1 million increase in net sales of our Monster Energy® brand energy drinks and our Strategic Brands, respectively. The increase in gross profit as a percentage of net sales was primarily attributable to (i) the Strategic Brands segment, which generally has higher gross margins than the Monster Energy® Drinks segment, (ii) no sales in the nine-months ended September 30, 2016 for the non-energy brands disposed of as a result of the TCCC Transaction on June 12, 2015, which generally had lower gross margins than the Monster Energy® Drinks segment, (iii) lower costs of certain raw materials, (iv) the raw material cost savings from the AFF Transaction and (v) changes in product sales mix.

Operating Expenses.  Total operating expenses were $610.3 million for the nine-months ended September 30, 2016, a decrease of approximately $114.9 million, or 15.8% lower than total operating expenses of $725.2 million for the nine-months ended September 30, 2015. The decrease in operating expenses was primarily due to the $187.3 million decrease in costs associated with distributor terminations. To a lesser extent, the decrease in operating expenses was also due to decreased expenditures of $15.4 million of professional service costs and transaction expenses related to the TCCC Transaction as well as decreased expenditures of $6.5 million for distribution costs. The decrease in operating expenses was partially offset by increased expenditures of $19.6 million for sponsorships and endorsements, increased expenditures of $16.4 million for professional service costs (exclusive of expenditures related to the Stock Repurchase, the AFF

Transaction and the TCCC Transaction), including legal and accounting fees, increased payroll expenses of $17.2 million (of which $10.0 million was related to an increase in stock-based compensation, partially offset by a $9.7 million decrease in payroll taxes due in part to payroll taxes related to the exercise of certain stock options in the nine-months ended September 30, 2015), increased expenditures of $7.6 million for other marketing expenses, $6.0 million of professional service costs and transaction expenses related to the Stock Repurchase and the AFF Transaction, increased expenditures of $5.8 million for commissions and increased expenditures of $4.1 million for premiums.

Contribution Margin.  Contribution margin for the Monster Energy® Drinks segment was $874.8 million for the nine-months ended September 30, 2016, an increase of approximately $278.1 million, or 46.6% higher than contribution margin of $596.7 million for the nine-months ended September 30, 2015. The increase in contribution margin for the Monster Energy® Drinks segment was primarily the result of the $187.3 million decrease in costs associated with distributor terminations as well as the $139.4 million increase in net sales of our Monster Energy® brand energy drinks.  The increase in contribution margin for the Monster Energy® Drinks segment was partially offset by the $39.8 million of accelerated amortization of deferred revenue during the nine-months ended September 30, 2015 related to distributor terminations.

Contribution margin for the Strategic Brands segment was $127.2 million for the nine-months ended September 30, 2016, an increase of approximately $72.8 million, or 133.9% higher than contribution margin of $54.4 million for the nine-months ended September 30, 2015 (effectively from June 13, 2015 to September 30, 2015).

Contribution margin for the Other segment was $1.5 million for the nine-months ended September 30, 2016, as compared to contribution margin of $165.4 million for the nine-months ended September 30, 2015. Included in contribution margin for the Other segment for the nine-months ended September 30, 2015 was the $161.5 million gain on the sale of Monster Non-Energy.

Operating Income.  Operating income was $833.6 million for the nine-months ended September 30, 2016, an increase of approximately $168.4 million, or 25.3% higher than operating income of $665.2 million for the nine-months ended September 30, 2015. Operating income as a percentage of net sales increased to 36.3% for the nine-months ended September 30, 2016 from 32.0% for the nine-months ended September 30, 2015. The increase in operating income in dollars was primarily due to the $187.3 million decrease in costs associated with distributor terminations as well as the $214.9 million increase in gross profit. The increase in operating income was partially offset by the $161.5 million gain on the sale of Monster Non-Energy for the nine-months ended September 30, 2015. Operating income was $76.9 million and $50.2 million for the nine-months ended September 30, 2016 and 2015, respectively, in relation to our operations in Africa, Asia, Australia, Europe, the Middle East and South America.

Interest and Other Expense, net.  Interest and other expense, net was $0.7 million for the nine-months ended September 30, 2016, as compared to interest and other expense, net of $3.1 million for the nine-months ended September 30, 2015. Foreign currency transaction losses were $4.3 million and $5.0 million for the nine-months ended September 30, 2016 and 2015, respectively. Interest income was $3.5 million and $1.5 million for the nine-months ended September 30, 2016 and 2015, respectively.

Provision for Income Taxes.  Provision for income taxes was $293.2 million for the nine-months ended September 30, 2016, an increase of $39.2 million or 15.4% higher than the provision for income taxes of $254.1 million for the nine-months ended September 30, 2015.  The effective combined federal, state and foreign tax rate decreased to 35.2% from 38.4% for the nine-months ended September 30, 2016 and 2015, respectively. The decrease in the effective tax rate was primarily due to the increase in the domestic production deduction and the stock compensation deduction in the nine-months ended September 30, 2016 as well as a one-time benefit related to a prior period domestic production deduction. The decrease in the effective tax rate was partially offset by the release of the valuation allowance against the deferred tax assets of certain foreign jurisdictions in the nine-months ended September 30, 2015.

Net Income.  Net income was $539.7 million for the nine-months ended September 30, 2016, an increase of $131.7 million or 32.3% higher than net income of $408.0 million for the nine-months ended September 30, 2015. The increase in net income was primarily attributable to the $187.3 million decrease in costs associated with distributor terminations as well as the increase in gross profit of $214.9 million. The increase in net income was partially offset by the $161.5 million gain on the sale of Monster Non-Energy for the nine-months ended September 30, 2015 and an increase in the provision for income taxes of $39.2 million.

Non-GAAP Financial Measures

Gross Sales**.  Gross sales were $913.3 million for the three-months ended September 30, 2016, an increase of approximately $50.9 million, or 5.9% higher than gross sales of $862.4 million for the three-months ended September 30, 2015. The increase in gross sales of our Monster Energy® brand energy drinks represented approximately $42.4 million of the overall increase in gross sales. Gross sales of our Monster Energy® brand energy drinks increased partially due to increased sales by volume as a result of increased domestic and international consumer demand. Gross sales of our Strategic Brands were $77.1 million for the three-months ended September 30, 2016, as compared with $77.7 million for the three-months ended September 30, 2015. Gross sales of our AFF Products were $5.7 million for the three-months ended September 30, 2016. There were no gross sales of our AFF Products for the three-months ended September 30, 2015. No other individual product line contributed either a material increase or decrease to gross sales for the three-months ended September 30, 2016. Our gross sales of $862.4 million for the comparative three-months ended September 30, 2015, were impacted by the Advance Purchases on certain of our Monster Energy® brand energy drinks. We estimate that gross sales for the three-months ended September 30, 2015 were increased by approximately $12.0 million as a result of such advance purchases. Gross sales for the three-months ended September 30, 2016, after adjusting comparative gross sales for the three-months ended September 30, 2015 for the Advance Purchases, increased by 7.4%.  Promotional and other allowances, as described in the footnote below, were $125.3 million for the three-months ended September 30, 2016, an increase of $19.6 million, or 18.5% higher than promotional and other allowances of $105.7 million for the three-months ended September 30, 2015. Promotional and other allowances as a percentage of gross sales increased to 13.7% from 12.3% for the three-months ended September 30, 2016 and 2015, respectively.

Net changes in foreign currency exchange rates had an unfavorable impact on gross sales in the Monster Energy® Drinks segment of approximately $3.7 million for the three-months ended September 30, 2016, primarily due to our operations in Europe and Mexico, partially offset by our operations in Japan. Net changes in foreign currency exchange rates had an unfavorable impact on gross sales in the Strategic Brands segment of approximately $1.1 million for the three-months ended September 30, 2016, primarily due to our operations in Europe.

Gross Sales**.  Gross sales were $2,636.6 million for the nine-months ended September 30, 2016, an increase of approximately $274.1 million, or 11.6% higher than gross sales of $2,362.5 million for the nine-months ended September 30, 2015. The increase in gross sales of our Monster Energy® brand energy drinks represented approximately $218.5 million of the overall increase in gross sales. Gross sales of our Monster Energy® brand energy drinks increased partially due to increased sales by volume as a result of increased domestic and international consumer demand. Gross sales of our Strategic Brands were $225.5 million for the nine-months ended September 30, 2016, as compared with $90.9 million for the nine-months ended September 30, 2015 (effectively from June 13, 2015 to September 30, 2015). There were no gross sales during the nine-months ended September 30, 2016 for the non-energy brands disposed of as a result of the TCCC Transaction on June 12, 2015, which resulted in a decrease in gross sales of $68.5 million from the nine-months ended September 30, 2015. Gross sales of our AFF Products were $12.3 million for the nine-month ended September 30, 2016. There were no sales of our AFF Products for the nine-months ended September 30, 2015. No other individual product line contributed either a material increase or decrease to gross sales for the nine-months ended September 30, 2016. Our gross sales of $2,362.5 million for the comparative nine-months ended September 30, 2015, were impacted by the Advance Purchases on certain of our Monster Energy® brand energy drinks.

We estimate that gross sales for the nine-months ended September 30, 2015 were increased by approximately $12.0 million as a result of such advance purchases. Gross sales for the nine-months ended September 30, 2016, after adjusting comparative gross sales for the nine-months ended September 30, 2015 for the Advance Purchases, increased by 12.2%. Promotional and other allowances, as described in the footnote below, were $341.0 million for the nine-months ended September 30, 2016, an increase of $55.7 million, or 19.5% higher than promotional and other allowances of $285.3 million for the nine-months ended September 30, 2015. Promotional and other allowances as a percentage of gross sales increased to 12.9% from 12.1% for the nine-months ended September 30, 2016 and 2015, respectively.

Net changes in foreign currency exchange rates had an unfavorable impact on gross sales in the Monster Energy® Drinks segment of approximately $20.4 million for the nine-months ended September 30, 2016, primarily due to our operations in Europe, Mexico, Canada and South Africa. Net changes in foreign currency exchange rates had an unfavorable impact on gross sales in the Strategic Brands segment of approximately $4.7 million for the nine-months ended September 30, 2016, primarily due to our operations in Europe.

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

The following table reconciles the non-GAAP financial measure of gross sales with the most directly comparable GAAP financial measure of net sales:

(In thousands)	Three-Months Ended		Percentage	Nine-Months Ended		Percentage

	September 30,		Change	September 30,		Change
	2016	2015	16 vs. 15	2016	2015	16 vs. 15
Gross sales, net of discounts and returns	$ 913,277	$ 862,363	5.9%	$ 2,636,631	$ 2,362,478	11.6%
Less: Promotional and other allowances***	125,323	105,744	18.5%	341,003	285,347	19.5%
Net Sales	$ 787,954	$ 756,619	4.1%	$ 2,295,628	$ 2,077,131	10.5%

***Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the presentation thereof does not conform with GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances primarily include consideration given to the Company’s bottlers/distributors or retail customers including, but not limited to the following: (i) discounts granted off list prices to support price promotions to end-consumers by retailers; (ii) reimbursements given to the Company’s bottlers/distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (iii) the Company’s agreed share of fees given to bottlers/distributors and/or directly to retailers for advertising, in-store marketing and promotional activities; (iv) the Company’s agreed share of slotting, shelf space allowances and other fees given directly to retailers; (v) incentives given to the Company’s bottlers/distributors and/or retailers for achieving or exceeding certain predetermined sales goals; (vi) discounted or free products; (vii) contractual fees given to the Company’s bottlers/distributors related to sales made by the Company direct to certain customers that fall within the bottler’s/distributors’ sales territories; and (viii) commissions paid to our customers. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. Promotional and other allowances constitute a material portion of our marketing activities. The Company’s promotional allowance programs with its numerous bottlers/distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year. The primary drivers of our promotional and other allowance activities for the three- and nine-months ended September 30, 2016 and 2015 were (i) to increase sales volume and trial, (ii) to address market conditions, and (iii) to secure shelf and display space at retail.

Liquidity and Capital Resources

Cash flows provided by operating activities.  Cash provided by operating activities was $420.7 million for the nine-months ended September 30, 2016, as compared with net cash provided by operating activities of $351.7 million for the nine-months ended September 30, 2015.

For the nine-months ended September 30, 2016, cash provided by operating activities was primarily attributable to net income earned of $539.7 million and adjustments for certain non-cash expenses, consisting of $33.7 million of stock-based compensation and $29.9 million of depreciation and other amortization. For the nine-months ended September 30, 2016, cash provided by operating activities also increased due to a $23.4 million increase in accrued promotional allowances, a $21.8 million increase in accounts payable, an $18.4 million decrease in inventories, a $16.8 million increase in deferred revenue, an $8.3 million increase in accrued liabilities and a $3.3 million increase in income taxes payable. For the nine-months ended September 30, 2016, cash used in operating activities was the result of a $136.9 million increase in prepaid income taxes, a $100.2 million increase in accounts receivable, a $21.0 million increase in distributor receivables, an $8.8 million increase in prepaid expenses and other current assets, a $5.5 million decrease in accrued distributor terminations and a $0.3 million decrease in accrued compensation.

For the nine-months ended September 30, 2015, cash provided by operating activities was primarily attributable to net income earned of $408.0 million and adjustments for certain non-cash expenses, consisting of $23.7 million of stock-based compensation and $21.8 million of depreciation and other amortization. For the nine-months ended September 30, 2015, cash provided by operating activities also increased due to a $312.8 million increase in income taxes payable, a $75.1 million increase in accounts payable, a $29.3 million increase in accrued liabilities, a $15.2 million increase in accrued promotional allowances, a $7.7 million increase in accrued distributor terminations and a $2.4 million increase in accrued compensation. For the nine-months ended September 30, 2015, cash used in operating activities was due to a $115.1 million change in deferred income taxes, a $132.6 million increase in accounts receivable, an $83.3 million increase in prepaid income taxes, a $36.0 million decrease in deferred revenue, a $9.1 million increase in inventories, and a $6.9 million increase in prepaid expenses and other current assets.

Cash flows used in investing activities. Cash used in investing activities was $266.7 million for the nine-months ended September 30, 2016 as compared to cash used in investing activities of $408.7 million for the nine-months ended September 30, 2015.

For the nine-months ended September 30, 2016, cash used in investing activities was primarily related to the $688.5 million purchase of AFF.

For the nine-months ended September 30, 2016, cash used in investing activities was primarily attributable to the AFF Transaction and purchases of held-to-maturity investments. For the nine-months ended September 30, 2015, cash used in investing activities was primarily attributable of purchases of held-to-maturity investments. For both the nine-months ended September 30, 2016 and 2015, cash provided by investing activities was primarily attributable to maturities of held-to-maturity investments. For both the nine-months ended September 30, 2016 and 2015, cash used in investing activities also included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software, equipment used for sales and administrative activities and certain leasehold improvements. We expect to continue to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, leasehold improvements, the acquisition of capital equipment (specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products and to develop our brand in international markets) and for other corporate purposes. From time to time, we may also use cash to purchase additional real property related to our beverage business and/or acquire compatible businesses.

Cash flows (used in) provided by financing activities.  We used $1,993.6 million of cash in financing activities for the nine-months ended September 30, 2016 as compared to cash provided by financing activities of $931.3 million for the nine-months ended September 30, 2015. The cash flows used in financing activities for the nine-months ended September 30, 2016 was primarily the result of the repurchases of our common stock. The cash flows provided by financing activities for the nine-months ended September 30, 2015 was primarily the result of the issuance of our common stock to TCCC during the nine-months ended September 30, 2015 in connection with the TCCC Transaction.

Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment (including real property and coolers), leasehold improvements, advances for or the purchase of equipment for our bottlers, acquisition and maintenance of trademarks, payments of accounts payable, income taxes payable and purchases of our common stock are expected to remain our principal recurring use of cash.

Cash and cash equivalents, short-term and long-term investments.  At September 30, 2016, we had $341.5 million in cash and cash equivalents and $267.2 million in short and long-term investments. We have historically invested these amounts in U.S. Treasury bills, U.S. government agency securities and municipal securities, commercial paper, certificates of deposit, variable rate demand notes and money market funds meeting certain criteria. We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical organizations) in selecting and maintaining our investments. We regularly assess market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Of our $341.5 million of cash and cash equivalents held at September 30, 2016, $206.9 million was held by our foreign subsidiaries. No short-term or long-term investments were held by our foreign subsidiaries at September 30, 2016. We do not intend, nor do we foresee a need, to repatriate undistributed earnings of our foreign subsidiaries other than to repay certain intercompany debt owed to our U.S. operations. Under current tax laws, if funds in excess of intercompany amounts owed were repatriated to our U.S. operations we would be required to accrue and pay additional income taxes on such excess funds at the tax rates then in effect.

We believe that cash available from operations, including our cash resources and access to credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of capital assets, purchases of equipment and properties and purchases of shares of our common stock, through at least the next 12 months. Based on our current plans, at this time we estimate that capital expenditures, including the purchases of real property, are likely to be less than $150.0 million through September 30, 2017. However, future business opportunities may cause a change in this estimate.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of September 30, 2016:

	Payments due by period (in thousands)
		Less than	1-3	3-5	More than

Obligations	Total	1 year	years	years	5 years

Contractual Obligations¹	$140,858	$77,739	$47,028	$16,091	$-
Capital Leases	1,309	1,309	-	-	-
Operating Leases	18,620	5,275	3,031	1,948	8,366
Purchase Commitments²	55,035	55,035	-	-	-
Construction Contract³	36,767	36,767	-	-	-
	$252,589	$176,125	$50,059	$18,039	$8,366

¹Contractual obligations include our obligations related to sponsorships and other commitments.

²Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms, but are generally satisfied within one year.

3In September 2016, the Company completed its acquisition of approximately 49 acres of land, located in Rialto, CA, for a purchase price of approximately $39.1 million. The Company intends to build an approximately 1,000,000 square-foot building to replace its current leased warehouse and distribution facilities located in Corona, CA. The Company has entered into an approximately $36.8 million guaranteed maximum price construction contract for the construction of the building.

In addition, approximately $0.01 million of unrecognized tax benefits have been recorded as liabilities as of September 30, 2016. It is expected that the amount of unrecognized tax benefits will not significantly change within the next 12 months. As of September 30, 2016, we had no accrued interest and penalties related to unrecognized tax benefits.

Sales

The table below discloses selected quarterly data regarding sales for the three- and nine-months ended September 30, 2016 and 2015, respectively.  Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

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

(In thousands, except average	Three-Months Ended		Nine-Months Ended

net sales per case)	September 30,		September 30,
	2016	2015	2016	2015
Net sales¹	$787,954	$756,619	$2,295,628	$2,077,131
Less: AFF third-party sales	(5,686)	-	(12,127)	-
Adjusted net sales²	$782,268	$756,619	$2,283,501	$2,077,131

Case sales by segment:
Monster Energy® Drinks	66,870	63,564	192,887	175,543
Strategic Brands	15,897	17,710	50,107	20,346
Other²	-	-	-	11,201
Total case sales	82,767	81,274	242,994	207,090
Average net sales per case	$9.45	$9.31	$9.40	$10.03

1Includes $8.4 million and $8.2 million for the three-months ended September 30, 2016 and 2015, respectively, related to the recognition of deferred revenue. Includes $28.6 million and $54.7 million for the nine-months ended September 30, 2016 and 2015, respectively, related to the recognition of deferred revenue. There was no acceleration of deferred revenue in the three-months ended September 30, 2016 and 2015, respectively. Included in the $28.6 million recognition of deferred revenue for the nine-months ended September 30, 2016, is $5.0 million related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors who were sent notices of termination during the nine-months ended September 30, 2016. Included in the $54.7 million recognition of deferred revenue for the nine-months ended September 30, 2015 is $39.8 million related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors who were sent notices of termination during the nine-months ended September 30, 2015.

2Excludes Other segment net sales of $5.7 million and $12.1 million for the three- and nine-months ended September 30, 2016, respectively, comprised of sales of our AFF Products to independent third parties as these sales do not have unit case equivalents.

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

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230)”. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company is currently evaluating the impact of ASU No. 2016-15 on its financial position, results of operations and liquidity.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting”, which changes how companies account for certain aspects of share-based payments to employees. The new guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, and certain classifications on the statement of cash flows. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods with early application permitted. The Company early adopted the standards update effective January 1, 2016, electing (i) retrospective adjustment in the statement of cash flows and (ii) continued recognition of stock compensation based on estimated forfeitures.  For the nine-months ended September 30, 2015, net cash provided by operating activities increased and net cash provided by financing activities decreased by $303.9 million, respectively, as a result of such retrospective adjustment. For the three-and nine-months ended September 30, 2016, the Company recorded $3.5 million and $7.1 million of excess tax benefits in net income that previously would have been recorded in additional paid-in-capital. The adoption of ASU No. 2016-09 did not have a material impact on the Company’s financial position, results of operations or liquidity.

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

•     Our ability to achieve profitability from certain of our operations outside the United States;

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

•     Reduction and/or disallowance in whole or in part and/or total elimination of the Internal Revenue Code Section 199 domestic production deduction;

•     Any proceedings which may be brought against us by the Securities and Exchange Commission (the “SEC”), the FDA, the FTC or other governmental agencies or bodies;

•     The outcome and/or possibility of future shareholder derivative actions or shareholder securities litigation filed against us and/or against certain of our officers and directors, and the possibility of other private shareholder litigation;

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

•     Changes in demand that are weather related and/or for other reasons, including changes in product category consumption;

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

•     Our ability to comply with and/or resulting lower consumer demand for energy drinks due to proposed and/or future U.S. federal, state and local laws and regulations and/or proposed or existing laws and regulations in certain foreign jurisdictions and/or any changes therein, including changes in taxation requirements (including tax rate changes, new tax laws, new and/or increased excise and/or sales and/or other taxes on our products and revised tax law interpretations) and environmental laws, as well as the Federal Food Drug & Cosmetic Act, including as amended by the Dietary Supplement Health and Education Act, and regulations made thereunder or in connection therewith, as well as changes in any other food, drug or similar laws in the United States and internationally, especially those that may restrict the sale of energy drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limit caffeine content in beverages, require certain product labeling disclosures and/or warnings, impose excise taxes, impose sugar taxes, limit product sizes, or impose age restrictions for the sale of energy drinks, as well as laws and regulations or rules made or enforced by the FDA, and/or the Bureau of Alcohol, Tobacco and Firearms and Explosives, and/or the FTC;

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

•     The effect of unfavorable or adverse public relations, press, articles, comments and/or media attention;

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

•     The effectiveness of sales and/or marketing efforts by us and/or the distributors of our products, most of whom distribute products that may be regarded as competitive with our products;

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

•     Our inability to protect and/or the loss of our intellectual property rights and/or our inability to use our trademarks and/or trade names or designs and/or trade dress in certain countries;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three-months ended September 30, 2016 compared with the disclosures in Part II, Item 7A of our Form 10-K.

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

Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-months ended September 30, 2016, 1,200 shares were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $0.2 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs.

ITEM 3.                                        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                                        OTHER INFORMATION

None.

ITEM 6.                                        EXHIBITS

3.1*                                                                    Amended and Restated Certificate of Incorporation of the Company, including Amendment of Certification, dated October 11, 2016.

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

101*                                                                The following financial information from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Income for the three- and nine-months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three-and nine-months ended September 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the nine-months ended September 30, 2016 and 2015, and (v) the Notes to Condensed Consolidated Financial Statements.

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION
Registrant

Date: November 7, 2016	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors
and Chief Executive Officer