Form 10-K
period 2016-12-31
Monster Beverage Corp
filed 2017-03-01
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)     Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $27,920,735,052 computed by reference to the closing sale price for such stock on the NASDAQ Global Select Market on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock, $0.005 par value per share (being the only class of common stock of the registrant), outstanding on February 10, 2017 was 566,619,343 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Commission pursuant to Regulation 14A in connection with the registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2016.

MONSTER BEVERAGE CORPORATION

FORM 10-K

PART I

ITEM 1.                                        BUSINESS

When this report uses the words “the Company”, “we”, “us” and “our”, these words refer to Monster Beverage Corporation and its subsidiaries, unless the context otherwise requires. Based in Corona, California, Monster Beverage Corporation is a holding company and conducts no operating business, except through its consolidated subsidiaries. The Company’s subsidiaries primarily develop and market energy drinks as well as Mutant® Super Soda drinks.

Stock Split

On October 14, 2016, we announced a three-for-one stock split of the Company’s common stock (“the Stock Split”), to be effected in the form of a 200% stock dividend. The common stock dividend was issued on November 9, 2016 and the Company’s common stock began trading at the split adjusted price on November 10, 2016. Accordingly, all per share amounts, average common stock outstanding, common stock outstanding, common stock repurchased and equity based compensation presented in this Form 10-K have been adjusted retroactively, where applicable, to reflect the stock split.

Stock Repurchases

On April 28, 2016, our Board of Directors authorized us to commence a “modified Dutch auction” tender offer to repurchase up to $2.0 billion of our outstanding shares of common stock (the “Auction Stock Repurchase Tender”). The Auction Stock Repurchase Tender was authorized under our existing share repurchase authority and was funded with cash on hand. We commenced this tender offer in May 2016. On June 15, 2016, we accepted for payment an aggregate of 38.5 million shares of common stock at a purchase price of $52.00 per share, for a total amount of $2.0 billion (excluding commissions), which exhausted the availability under all previously authorized share repurchase plans. Such shares of common stock are included in common stock in treasury in the accompanying consolidated balance sheet at December 31, 2016.

On August 2, 2016, our Board of Directors authorized a new share repurchase program for the repurchase of up to $250.0 million of our outstanding shares of common stock (the “August 2016 Repurchase Plan”). During the year ended December 31, 2016, we purchased 5.8 million shares of common stock at an average purchase price of $43.40 per share, for a total amount of $249.9 million (excluding broker commissions), which exhausted the availability under the August 2016 Repurchase Plan. Such shares of common stock are included in common stock in treasury in the accompanying consolidated balance sheet at December 31, 2016.

On February 28, 2017, our Board of Directors authorized a new share repurchase program for the purchase of up to $500.0 million of our outstanding shares of common stock (the “February 2017 Repurchase Plan”). No shares have been repurchased pursuant to the February 2017 Repurchase Plan.

Acquisitions and Divestitures

On April 1, 2016, we completed our acquisition of flavor supplier and long-time business partner American Fruits & Flavors (“AFF”), in an asset acquisition that brought our primary flavor supplier in-house, secured the intellectual property of our most important flavors in perpetuity and further enhanced our flavor development and global flavor footprint capabilities (the “AFF Transaction”). Pursuant to the terms of the AFF Transaction, we purchased AFF for $688.5 million in cash after adjustments. We accounted for the AFF Transaction in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations”. (See Note 2 “Acquisitions and Divestitures” in the notes to the consolidated financial statements).

On June 12, 2015, we completed the transactions contemplated by the definitive agreements entered into with The Coca-Cola Company (“TCCC”) on August 14, 2014, which provided for a long-term strategic relationship in the global energy drink category (the “TCCC Transaction”). (See Note 2 “Acquisitions and Divestitures” in the notes to the consolidated financial statements).

Reportable Segments

We have three operating and reportable segments, (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is comprised of our Monster Energy® drinks as well as Mutant® Super Soda drinks, (ii) Strategic Brands segment (“Strategic Brands”), which include the various energy drink brands acquired from TCCC as a result of the TCCC Transaction and (iii) Other segment (“Other”), the principal products of which include the non-energy brands disposed of as a result of the TCCC Transaction, as well as certain products acquired as part of the AFF Transaction that are sold to independent third-parties (the “AFF Third-Party Products”).  Corporate and unallocated amounts that do not relate to a reportable segment specifically have been allocated to “Corporate and Unallocated.” Our Monster Energy® Drinks segment represented 90.5%, 92.5% and 93.9% of our consolidated net sales for the years ended December 31, 2016, 2015 and 2014, respectively. Our Strategic Brands segment represented 8.9% and 5.3% of our consolidated net sales for the years ended December 31, 2016 and 2015 (effectively from June 13, 2015). Our Other segment represented 0.6%, 2.2% and 6.1% of our consolidated net sales for the years ended December 31, 2016, 2015 and 2014, respectively.

Our Monster Energy® Drinks segment generates net operating revenues by selling ready-to-drink packaged drinks primarily to bottlers and full service beverage distributors. In some cases, we sell directly to retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, food service customers and the military.

Our Strategic Brands segment primarily generates net operating revenues by selling “concentrates” and/or “beverage bases” to authorized bottling and canning operations. Such bottlers generally combine the concentrates and/or beverage bases with sweeteners, water and other ingredients to produce ready-to-drink packaged energy drinks. The ready-to-drink packaged energy drinks are then sold to other bottlers, full service distributors, wholesalers, or retailers directly, including, retail grocery and specialty chains, club stores, mass merchandisers, convenience chains, food service customers, drug stores and the military. To a lesser extent, our Strategic Brands segment generates net operating revenues by selling ready-to-drink packaged energy drinks to bottlers and full service beverage distributors.

Generally, the Monster Energy® Drinks segment generates higher per case net operating revenues, but lower per case gross profit margins, than the Strategic Brands segment.

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

Overview

We develop, market, sell and distribute energy drink beverages, sodas and/or concentrates for energy drink beverages, primarily under the following brand names:

• Monster Energy®	• Nalu®
• Monster Rehab®	• NOS®
• Monster Energy Extra Strength Nitrous Technology®	• Full Throttle®
• Java Monster®	• Burn®
• Muscle Monster®	• Mother®
• Mega Monster Energy®	• Ultra®
• Punch Monster®	• Play® and Power Play®
• Juice Monster®	• Gladiator®
• Übermonster®	• Relentless®
• BU®	• Samurai®
• Mutant® Super Soda	• BPM®

Our Monster Energy® brand energy drinks, which represented 90.1%, 92.5% and 93.9% of our net sales for the years ended December 31, 2016, 2015 and 2014, respectively, primarily include the following:

• Monster Energy®	• Java Monster® Kona Blend
• Lo-Carb Monster Energy®	• Java Monster® Loca Moca®
• Monster Assault®	• Java Monster® Mean Bean®
• Juice Monster® Khaos®	• Java Monster® Vanilla Light
• Juice Monster® Ripper®	• Java Monster® Irish Blend®
• Juice Monster® Pipeline Punch®	• Java Monster® Salted Caramel
• Monster Energy® Absolutely Zero	• Mega Monster Energy®
• Monster Energy® Import • Punch Monster® Baller’s Blend® (formerly Dub Edition)	• Monster Energy Extra Strength Nitrous Technology® Super Dry™
• Punch Monster® Mad Dog (formerly Dub Edition) • Monster Rehab® Tea + Lemonade + Energy	• Monster Energy Extra Strength Nitrous Technology® Anti-Gravity®
• Monster Rehab® Raspberry Tea + Energy (formerly Rojo)	• M3® Monster Energy® Super Concentrate
• Monster Rehab® Green Tea + Energy	• Monster Energy Zero Ultra®
• Monster Rehab® Tea + Orangeade + Energy	• Monster Energy Ultra Blue®
• Monster Rehab® Tea + Pink Lemonade + Energy	• Monster Energy Ultra Red®
• Monster Rehab® Peach Tea + Energy	• Monster Energy Ultra Black®
• Muscle Monster® Vanilla	• Monster Energy Ultra Sunrise®
• Muscle Monster® Chocolate	• Monster Energy Ultra Citron®
• Muscle Monster® Strawberry	• Monster Energy Ultra Violet™
• Muscle Monster® Banana	• Monster Energy® Valentino Rossi
• Monster Energy® Gronk	• Übermonster® Energy Brew™

Industry Overview

The “alternative” beverage category combines non-carbonated, ready-to-drink iced teas, lemonades, juice cocktails, single-serve juices and fruit beverages, ready-to-drink dairy and coffee drinks, energy drinks, sports drinks and single-serve still water (flavored, unflavored and enhanced) with “new age” beverages, including sodas that are considered natural, sparkling juices and flavored sparkling beverages. According to Beverage Marketing Corporation, domestic U.S. wholesale sales in 2016 for the “alternative” beverage category of the market are estimated at approximately $48.5 billion, representing an increase of approximately 7.7% over the estimated domestic U.S. wholesale sales in 2015 of approximately $45.0 billion.

Corporate History

In the 1930s, Hubert Hansen and his sons started a business selling fresh non-pasteurized juices in Los Angeles, California. This business eventually became Hansen’s Juices, Inc., which subsequently became known as The Fresh Juice Company of California, Inc. (“FJC”).  FJC retained the right to market and sell fresh non-pasteurized juices under the Hansen’s® trademark. In 1977, Tim Hansen, one of the grandsons of Hubert Hansen, perceived a demand for shelf stable pasteurized natural juices and juice blends and formed Hansen Foods, Inc. (“HFI”). HFI expanded its product line from juices to include Hansen’s Natural Soda® brand sodas. In 1990, California Co-Packers Corporation (d/b/a Hansen Beverage Company) (“CCC”) acquired certain assets of HFI, including the right to market the Hansen’s® brand name. In 1992, Hansen Natural Corporation acquired the Hansen’s® brand natural soda and apple juice business from CCC. Under our ownership, the Hansen’s® beverage business significantly expanded to include a wide range of beverages within the growing “alternative” beverage category including, in particular, energy drinks. In 1999, we acquired all of FJC’s rights to manufacture, sell and distribute fresh non-pasteurized juice products under the Hansen’s® trademark together with certain additional rights. In 2012, we changed our name from Hansen Natural Corporation to Monster Beverage Corporation. In 2015, as part of the TCCC Transaction, we acquired the Strategic Brands from TCCC and disposed of our non-energy drink business.

2016 Product Introductions

During 2016, we continued to expand our existing portfolio of drinks and further develop our distribution markets. During 2016, we introduced the following products:

•                       Monster Energy Ultra Violet™ (December 2016).

•                       Mutant® Super Soda (September 2016).

•                       Monster Energy® Gronk (February 2016).

•                       Java Monster® Salted Caramel (January 2016).

In the normal course of business we discontinue certain products and/or product lines. Those products or product lines discontinued in 2016, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Products – Monster Energy® Drinks Segment

Monster Energy® Brand Energy Drinks:

Monster Energy® Drinks - a line of carbonated energy drinks. Our Monster Energy® drinks contain vitamins, minerals, nutrients, herbs and other dietary ingredients (collectively, “dietary ingredients”) and are marketed through our full service distributor network. We offer the following energy drinks under the Monster Energy® drink product line: Monster Energy®, Lo-Carb Monster Energy®, Monster Assault®, Juice Monster® Khaos®, Juice Monster® Ripper®, Juice Monster® Pipeline Punch®, Monster Energy® Absolutely Zero, Monster Energy® Import, Punch Monster® Baller’s Blend®, Punch Monster® Mad Dog, Mega Monster Energy®, M3® Monster Energy® Super Concentrate energy drinks, Übermonster® Energy Brew™, Monster Energy Zero Ultra®, Monster Energy Ultra Blue®, Monster Energy Ultra Red®, Monster Energy Ultra Black®, Monster Energy Ultra Sunrise®, Monster Energy Ultra Citron®, Monster Energy Ultra Violet™, Monster Energy® Gronk and Monster Energy® Valentino Rossi.

Java Monster® Coffee + Energy Drinks - a line of non-carbonated dairy based coffee + energy drinks. We offer the following coffee + energy drinks under the Java Monster® product line: Java Monster® Kona Blend, Java Monster® Loca Moca®, Java Monster® Mean Bean®, Java Monster® Vanilla Light, Java Monster® Irish Blend® and Java Monster® Salted Caramel.

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

Mutant® Super Soda Drinks:

Mutant® – a line of carbonated ‘super sodas’. We offer the following sodas under the Mutant® Super Soda product line: Mutant® Super Soda and Mutant® Red Dawn Super Soda.

Products – Strategic Brands Segment

Strategic Brands Energy Drinks:

BPM® - a line of carbonated energy drinks.  We offer the following energy drinks under the BPM® product line: Focus Berry Red and Hydrate Citrus Green.

BU® - a line of carbonated energy drinks.  We offer the following energy drinks under the BU® product line: Original.

Burn® - a line of carbonated energy drinks. We offer the following energy drinks under the Burn® product line: Original, Blue, Zero, Cherry, Lemon Ice, Apple Kiwi and Passion Punch.

Full Throttle® - a line of carbonated energy drinks.  We offer the following energy drinks under the Full Throttle® product line: Citrus and Blue Agave.

Gladiator® - a line of carbonated energy drinks.  We offer the following energy drinks under the Gladiator® product line: Original.

Mother® - a line of carbonated energy drinks. We offer the following energy drinks under the Mother® product line: Original, Sugar Free, Frosty Berry, Green Storm, Orange Surge and Revive.

Nalu® - a line of carbonated energy drinks. We offer the following energy drinks under the Nalu®  product line: Original, Exotic and Frost.

NOS® - a line of carbonated energy drinks. We offer the following energy drinks under the NOS® product line: Original, Sugar Free, Charged Citrus, GT Grape, Cherried Out and NOS Rowdy.

Play® and Power Play® - a line of carbonated energy drinks. We offer the following energy drinks under the Play® and Power Play® product line: Original, Sugar Free, Dare and Forge.

Relentless® - a line of carbonated energy drinks.  We offer the following energy drinks under the Relentless® product line: Origin, Zero, Apple Kiwi, Lemon Ice, Cherry and Passion Punch.

Samurai® - a line of carbonated energy drinks.  We offer the following energy drinks under the Samurai® product line: Strawberry and Fruity.

Ultra® - a line of carbonated energy drinks.  We offer the following energy drinks under the Ultra® product line: Original and Orange.

Products – Other Segment

AFF Third-Party Products:

We sell a limited number of products acquired as part of the AFF Transaction to independent third-party customers.

Non-Energy Drinks Disposed of as part of the TCCC Transaction (sales through June 12, 2015):

As part of the TCCC Transaction, we transferred all of our rights in and to the following products to TCCC (with the exception of Hansen’s® and Blue Sky® energy drinks, which were discontinued): Peace Tea® Iced Teas and Juice Drinks, Hansen’s® Brand Sodas, Blue Sky® Products, Hansen’s® Energy Drinks, Hansen’s® Juice Products, Hansen’s® Aseptic Juices and Hubert’s® Lemonades.

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

Products – Packaging

Our products are packaged in a variety of different package types and sizes including, but not limited to, aluminum cans, aluminum Cap Cans, sleek aluminum cans, aluminum cans with re-sealable ends and, to a limited extent, glass bottles. In addition to these packages, our bottlers package Mutant® Super Soda drinks and certain of our Strategic Brands in polyethylene terephthalate (PET) plastic bottles.

Manufacture and Distribution

We do not directly manufacture finished goods, but instead outsource the manufacturing process to third-party bottlers and contract packers.

The AFF Transaction brought our primary flavor supplier in-house, secured the intellectual property of our most important flavors in perpetuity and further enhanced our flavor development and global flavor footprint capabilities for our Monster Energy® Drinks segment. We also source flavors from other suppliers. We purchase flavors, concentrates, sweeteners, juices, dietary ingredients, cans, bottles, caps, labels, trays, boxes and other ingredients for our beverage products from our suppliers, which are delivered to our various third-party bottlers and co-packers. In some cases, certain common supplies may be purchased by our various third-party bottlers and co-packers. Depending on the product, the third-party bottlers or co-packers add filtered water and/or other ingredients (including dietary ingredients) for the manufacture and packaging of the finished products into our approved containers in accordance with our recipes and formulas. Depending on the beverage, the bottler/packer may also add carbonation to the products as part of the production process.

For our Strategic Brands segment, we primarily purchase concentrates and/or beverage bases which are then sold to certain of our various third-party bottlers/distributors. The third-party bottlers/distributors are responsible for the manufacture and packaging of the finished products, including the procurement of all other required ingredients and packaging materials. For certain limited products, we may purchase flavors, concentrates, sweeteners, juices, flavors, dietary ingredients, cans, bottles, caps, labels, trays, boxes and other ingredients for our Strategic Brand products from our suppliers, which are delivered to our various third-party bottlers and co-packers. In some cases, certain common supplies may be purchased by our various third-party bottlers and co-packers. Depending on the product, the third-party bottlers or co-packers add filtered water and/or other ingredients (including dietary ingredients), for the manufacture and packaging of the finished products into our approved containers in accordance with our recipes and formulas. Depending on the beverage, the bottler/co-packer may also add carbonation to the products as part of the production process.

Co-Packing Arrangements

All of our finished goods are manufactured by various third-party bottlers and co-packers situated throughout the United States and abroad, under separate arrangements with each party. The majority of our co-packaging arrangements are generally on a month-to-month basis or are terminable upon request and do not generally obligate us to produce any minimum quantities of products within specified periods.

In some instances subject to agreement, certain equipment may be purchased by us and installed at the facilities of our co-packers to enable them to produce certain of our products. In many cases, such equipment remains our property and is returned to us upon termination of the packing arrangements with such co-packers, unless we are reimbursed by the co-packer at the then book value or via a per-case credit over a pre-determined number of cases that are produced at the facilities concerned.

For our Monster Energy® Drinks segment, we are generally responsible for arranging for the purchase and delivery to our third-party bottlers and co-packers of the containers in which our beverage products are packaged.

Our products are packaged in a number of locations, both domestically and internationally, to enable us to produce products closer to the markets where they are sold with the objective of reducing freight costs as well as transportation-related product damages. As distribution volumes increase in both our domestic and international markets, we will continue to source additional packing arrangements closer to such markets to further reduce freight costs. Our ability to estimate demand for our products is imprecise, particularly with new products, and may be less precise during periods of rapid growth, particularly in new markets. If we materially underestimate demand for our products and/or are unable to secure sufficient ingredients or raw materials including, but not limited to, aluminum cans, aluminum Cap Cans, sleek aluminum cans, aluminum cans with re-sealable ends, PET plastic bottles, glass, labels, flavors, juice concentrates, dietary ingredients, other ingredients and certain sweeteners, and/or procure adequate packing arrangements and/or obtain adequate or timely shipment of our products, we might not be able to satisfy demand on a short-term basis. In this regard, due to a shortage in available retort capacity, we were unable to fulfill demand in full for our Java Monster and Muscle Monster products during the latter half of 2016. (See “Part I, Item 1A – Risk Factors”).

Our production arrangements are generally of short duration or are terminable upon request. For certain of our products, including our Monster Energy® brand energy drinks, our Java Monster® product line, our Muscle Monster® product line, our Punch Monster® product line and certain of our other products, there are limited co-packing facilities in our domestic and international markets with adequate capacity and/or suitable equipment to package our products. We believe a short disruption or delay in production would not significantly affect our revenues; however, as alternative co-packing facilities in our domestic and international markets with adequate long-term capacity may not be available for such products, either at commercially reasonable rates and/or within a reasonably short time period, if at all, a lengthy disruption or delay in production of any of such products could significantly affect our revenues.

We continue to actively seek alternative and/or additional co-packing facilities around the world (including in Africa, Asia, Australia, Central and South America, China, Europe, India, Mexico, the Middle East and the United States) with adequate capacity and capability for the production of our various products to minimize transportation costs and transportation-related damages as well as to mitigate the risk of a disruption in production and/or importation.

Distribution Agreements

During 2016, we continued to expand distribution of our products in both our domestic and international markets, due in part to the TCCC Transaction.

Monster Energy® Distribution Agreements

We have entered into agreements with various distributors providing for the distribution of our products during initial terms of up to twenty years, which may be renewed thereafter for additional terms ranging from one to five years.  Such agreements remain in effect for their then-current term as long as our products are being distributed, but are subject to specified termination rights held by each party, which may include by way of example, and depending on the form of agreement, termination upon: mutual agreement; material breach of the agreement by, or an insolvency of, either party; deadlock; change of control; changes in legal or regulatory conditions and termination of certain related agreements.  Additionally, we are entitled to terminate certain distribution agreements at any time without cause upon payment of a termination fee, including the distribution agreements with select Anheuser-Busch distributors (the “AB Distributors”) and certain distribution agreements with TCCC network bottlers that were entered into prior to 2015.

Certain of our material distribution arrangements for our Monster Energy® brand energy drinks, as amended from time to time, are described below:

(a)                   Amended and Restated Distribution Coordination Agreement with TCCC, pursuant to which we have designated, and in the future may designate, subject to TCCC’s approval, territories in Canada and the United States in which bottlers from TCCC’s network of wholly or partially-owned and independent bottlers will distribute and sell, or continue to distribute and sell, our Monster Energy® brand energy drinks.

(b)                  Amended and Restated Distribution Agreement with Coca-Cola Refreshments (“CCR”), pursuant to which CCR distributes, directly and through certain sub-distributors, our Monster Energy® brand energy drinks in a large portion of the United States.

(c)                   Amended and Restated International Distribution Coordination Agreement  with TCCC, pursuant to which we have designated, and in the future may designate, countries in which we wish to appoint TCCC network bottlers to distribute and sell our Monster Energy® brand energy drinks, subject to TCCC’s approval.

(d)                  Additionally, we have entered into distribution agreements for certain of our Monster Energy® products with various TCCC network bottlers, both in the United States and internationally.

Strategic Brands Distribution Agreements

On June 12, 2015, in connection with the closing of the TCCC Transaction, TCCC transferred to the Company all of its rights in and to TCCC’s worldwide energy drink business including: NOS®, Full Throttle®, Burn®, Mother®, Play®, Power Play®, Relentless®, Nalu® and other brands (the “Strategic Brands”).

We have entered into distribution coordination agreements with TCCC pursuant to which we have designated, and in the future may designate, subject to TCCC’s approval, territories in which TCCC network bottlers will distribute our Strategic Brands energy drinks.

We have entered into agreements with various TCCC network bottlers, both in the United States and internationally, providing for the distribution and sale of our Strategic Brands energy drinks.

Distribution levels vary by product and geographic location. Gross sales outside the United States accounted for $888.7 million, $713.2 million and $657.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Raw Materials and Suppliers

The principal raw materials used in the manufacturing of our products are aluminum cans, aluminum Cap Cans, sleek aluminum cans, aluminum cans with re-sealable ends, PET plastic bottles as well as flavors, juice concentrates, glucose, sugar, sucralose, milk, cream, protein, dietary ingredients and other packaging materials, the costs of which are subject to fluctuations.

The AFF Transaction brought our primary flavor supplier in-house, secured the intellectual property of our most important flavors for our Monster Energy® brand energy drinks in perpetuity and further enhanced our flavor development and global flavor footprint capabilities. We also purchase flavors from other suppliers as well as juices, dietary ingredients, glucose, sugar, sucralose, other sweeteners and other ingredients from independent suppliers located in the United States and abroad.

For our Strategic Brands energy drinks, we purchase concentrates and/or beverage bases from TCCC in the United States and abroad, and may purchase certain other ingredients from independent suppliers located in the United States. As part of the TCCC Transaction, we acquired ownership of the flavor formulas for the Strategic Brands, with some limited exceptions.

With regard to our Java Monster® and Muscle Monster® product lines, the dairy and protein industries are subject to shortages and increased demand from time to time, which may result in production disruption and/or higher prices.

For certain flavors purchased from third-party suppliers and used in a limited number of our Monster Energy® brand energy drinks and/or our Strategic Brands energy drinks, these third-party flavor suppliers own the proprietary rights to certain of their flavor formulas. We do not have possession of the list of such flavor ingredients or formulas used in the production of certain of our products and certain of our blended concentrates, and we may be unable to obtain comparable flavors or concentrates from alternative suppliers on short notice. Our third-party flavor suppliers generally do not make such flavors and/or blended concentrates available to other third parties. We have identified alternative suppliers for many of the ingredients contained in many of our beverages. However, industry-wide shortages of certain fruits and fruit juices, coffee, tea, dairy-based products, dietary ingredients and sweeteners have been, and could from time to time in the future be, encountered, which could interfere with and/or delay production of certain of our products.

We continually endeavor to develop back-up sources of supply for certain of our flavors and concentrates purchased from third-party suppliers, as well as negotiate arrangements with suppliers, which would enable us to obtain access to certain of such concentrates or flavor formulas under certain circumstances. We have been partially successful in these endeavors. Additionally, in a limited number of cases, contractual restrictions and/or the necessity to obtain regulatory approvals and licenses may limit our ability to enter into agreements with alternative suppliers, manufacturers and/or distributors.

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

Important factors affecting our ability to compete successfully include taste and flavor of products, trade and consumer promotions, rapid and effective development of new and unique cutting edge products, attractive and different packaging, brand exposure and marketing as well as pricing. We also compete for distributors who will give our products more focus than those of our competitors, provide stable and reliable distribution and secure adequate shelf space in retail outlets. Competitive pressures in the “alternative”, energy, coffee and “functional” beverage categories could cause our products to be unable to gain or to lose market share or we could experience price erosion, which could have a material adverse effect on our business and results of operations.

We have experienced and continue to experience competition from new entrants in the energy drink and energy shot categories. A number of companies who market and distribute iced teas, juice cocktails and enhanced waters in larger volume packages, such as 16- and 20-ounce glass and plastic bottles (including Sobe, Sobe Life Water, BODYARMOR, Vitamin Water, Snapple, Arizona, Fuse, Ocean Spray, Honest Tea, Gold Peak Tea) and 12- and 16-ounce cans (such as Mountain Dew Kickstart) have added dietary ingredients to their products with a view to marketing their products as “functional” or energy beverages or as having “functional” benefits. We believe that many of those products contain lower levels of dietary ingredients, principally deliver refreshment and are positioned differently from our energy or “functional” drinks.

We are also subject to increasing levels of regulatory issues particularly in relation to the registration and taxation of our products in certain new international markets, which may put us at a competitive disadvantage. (See “Government Regulation” below for additional information).

We compete not only for consumer preference, but also for maximum marketing and sales efforts by multi-brand licensed bottlers, brokers and distributors, many of which have a principal affiliation with competing companies and brands. Our products compete with all liquid refreshments and in many cases with products of much larger and in some cases better financed competitors, including the products of numerous nationally and internationally known producers such as TCCC, PepsiCo, Inc. (“PepsiCo”), The Dr. Pepper Snapple Group, Inc. (the “DPS Group”) and Red Bull Gmbh. We also compete with companies that are smaller or primarily local in operation. Our products also compete with private-label brands such as those carried by grocery store chains, convenience store chains and club stores.

Domestically, our energy drinks compete directly with Red Bull, Rockstar, No Fear, Amp, Adrenaline Rush, Venom, VPX Redline, Rip It, Xenergy, 5-Hour Energy Shots, MiO Energy, Stacker 2, VPX Redline Energy Shots, and many other brands. PepsiCo also markets and/or distributes additional products in that market segment such as Pepsi Max, Mountain Dew, Mountain Dew MDX and Mountain Dew Kickstart. Internationally, our energy drinks compete with Red Bull, Rockstar, V-Energy, Lucozade, Adrenaline Rush and numerous local and private-label brands that usually differ from country to country, such as Hell, Shock, Tiger, Boost, TNT, Shark, Dragon, Score, Sting, Hot 6, Battery, Bullit, Flash Up, Black, Non-Stop, Bomba, Semtex, Vive 100, Dark Dog, Speed, Guaraná, M-150, Lipovitan, Bacchus, Volt, Mr. Big and a host of other international brands.

Our Java Monster® product line competes directly with Starbucks Frappuccino, Starbucks Double Shot, Starbucks Double Shot Energy Plus Coffee and other Starbucks coffee drinks, Rockstar Roasted, Seattle’s Best and illy issimo coffee.

Our Muscle Monster® product line competes directly with Muscle Milk, Core Power, ABB Pure Pro and Gatorade Recover Protein Shake.

Our Mutant® Super Soda product line competes directly with Mountain Dew, Mountain Dew MDX and Mountain Dew Kickstart.

Sales and Marketing

Our sales and marketing strategy for all our beverages is to focus our efforts on developing brand awareness through image-enhancing programs and product sampling. We use our branded vehicles and other promotional vehicles at events where we offer samples of our products to consumers. We utilize “push-pull” methods to enhance shelf and display space exposure in sales outlets (including racks, coolers and barrel coolers), advertising, in-store promotions and in-store placement of point-of-sale materials to encourage demand from consumers for our products. We also support our brands with prize promotions, price promotions, competitions, endorsements from selected public and sports figures, personality endorsements (including from television and other well-known sports personalities), sampling and sponsorship of selected athletes, teams, series, bands, esports, causes and events. In-store posters, outdoor posters, print, radio and television advertising (directly and through our sponsorships and endorsements) and coupons may also be used to promote our brands.

We believe that one of the keys to success in the beverage industry is differentiation, making our brands and products visually appealing and distinctive from other beverages on the shelves of retailers. We review our products and packaging on an ongoing basis and, where practical, endeavor to make them different, better and unique. The labels and graphics for many of our products are redesigned from time to time to maximize their visibility and identification, wherever they may be placed in stores, which we will continue to reevaluate from time to time.

Where appropriate, we partner with our retailers and wholesalers to assist our marketing efforts.

We increased expenditures for our sales and marketing programs by approximately 16.8% in 2016 compared to 2015. As of December 31, 2016, we employed 1,836 employees in sales and marketing activities, of which 1,108 were employed on a full-time basis.

Customers

Our customers are primarily full service beverage bottlers/distributors, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, food service customers and the military. Percentages of our gross sales to our various customer types for the years ended December 31, 2016, 2015 and 2014 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such bottlers/distributors’ sales to their own customers.

	2016	2015	2014
U.S. full service bottlers/distributors	65%	65%	62%
Club stores and mass merchandisers	8%	9%	9%
International full service bottlers/distributors	25%	23%	23%
Retail grocery, specialty chains and wholesalers	1%	2%	4%
Other	1%	1%	2%

Our customers include CCR, Coca-Cola Bottling Company, CCBCC Operations, LLC, United Bottling Contracts Company, LLC, and certain other TCCC independent bottlers (collectively the “TCCC North American Bottlers”), Coca-Cola European Partners, Coca-Cola Hellenic, Coca-Cola FEMSA, Coca-Cola Amatil, Swire Coca-Cola group in China, COFCO Coca-Cola group in China, Asahi, Kalil Bottling Group, Wal-Mart, Inc. (including Sam’s Club), Costco and select Anheuser-Busch distributors (the “AB Distributors”). In February 2015, in accordance with our then existing agreements with the applicable AB Distributors, we sent notices of termination to the majority of the AB Distributors in the United States for the termination of their respective distribution agreements. The associated distribution rights relating to such terminated distribution agreements have been transitioned to TCCC’s network of owned or controlled bottlers/distributors and independent bottlers/distributors as of the effective date of termination of the affected AB Distributors’ rights in the applicable territories. As of March 1, 2017, distribution rights in the U.S. representing approximately 94% of the target case sales have been transitioned to TCCC’s distribution network. TCCC, through certain wholly-owned subsidiaries (the “TCCC Subsidiaries”), accounted for approximately 41%, 43% and 29% of our net sales for the years ended December 31, 2016, 2015 and 2014, respectively. A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations.

Seasonality

Sales of ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. We believe that the volume of sales in the beverage industry are affected by weather conditions. However, the energy drink category appears to be less seasonal than traditional beverages. Quarterly fluctuations may also be affected by other factors including the introduction of new products, the opening of new markets, particularly internationally, where temperature fluctuations may be more pronounced, the addition of new bottlers and distributors, changes in the mix of the sales of our finished products and increased or decreased advertising and promotional expenses.

Intellectual Property

We presently have more than 8,000 registered trademarks and pending applications in various countries worldwide, and we apply for new trademarks on an ongoing basis. We regard our trademarks, service marks, copyrights, domain names, trade dress and other intellectual property as very important to our business. We consider Monster® (registered outside of the United States in certain jurisdictions), Monster Energy®, ®, M Monster Energy®, Monster Rehab®, Java Monster®, Muscle Monster®, Punch Monster®, Juice Monster®, Unleash the Beast®, Monster Energy Extra Strength Nitrous Technology®,  BU®, Nalu®, NOS®, Full Throttle®, Burn®, Mother®, Ultra®, Play® and Power Play®, Gladiator®, Relentless®, Samurai® and BPM® to be our core trademarks. In addition, as a result of the AFF Transaction, we secured the intellectual property of our most important flavors for certain of our Monster Energy® Brand energy drinks in perpetuity.

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

We also enforce and protect our trademark rights against third parties infringing or disparaging our trademarks by opposing registration of conflicting trademarks and initiating litigation as necessary.

Government Regulation

The production, distribution and sale in the United States of many of our products are subject to various U.S. federal and state regulations, including but not limited to: the Federal Food, Drug and Cosmetic Act (“FD&C Act”); the Occupational Safety and Health Act; various environmental statutes; California Proposition 65 and a number of other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, marketing, labeling and ingredients of such products. Outside the United States, the production, distribution and sale of many of our products are also subject to numerous statutes and regulations.

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

Furthermore, legislation may be introduced in the United States and other countries at the federal, state and municipal level in respect of each of the subject areas discussed below.  Public health officials and health advocates are increasingly focused on the public health consequences associated with obesity, especially as it affects children, and are seeking legislative change to reduce the consumption of sweetened beverages.  There also has been an increased focus on caffeine content in beverages, as discussed below.

Product Labeling and Advertising. We are subject to Proposition 65 in California, a law which requires that a specified warning be provided before exposing California consumers to any product that contains in excess of threshold amounts of a substance listed by California as having been found to cause cancer or reproductive toxicity. Proposition 65 does not require a warning if the manufacturer of a product can demonstrate that the use of the product in question exposes consumers to an average daily quantity of a listed substance that is below that threshold amount, which is determined either by scientific criteria set forth in applicable regulations or via a “safe harbor” threshold that may be established by the state, or the substance is naturally occurring, is the result of necessary cooking, or is subject to another applicable exception.

In May 2015, bisphenol-A (BPA), a food-grade chemical commonly used in the coating of the interiors of aluminum cans, was added to the Proposition 65 list, but California has not yet established a “safe harbor” threshold for exposure to BPA by ingestion.  If we are required to add warning labels to any of our products or place warnings in certain locations where our products are sold, it will be difficult to predict whether, or to what extent, such a warning would have an impact on sales of our products in those locations or elsewhere. Certain of our aluminum cans suppliers are now evaluating alternative BPA non-intent coating for consideration.

In addition, in May 2016, the U.S. Food and Drug Administration (the “FDA”) revised regulations with respect to serving size information and nutrition labeling on food and beverage products, including a new requirement to disclose the amount of added sugars in such products. We may incur significant costs to alter our existing packaging materials to comply with this and other new regulations, which are scheduled to go into effect on July 26, 2018. Additionally, the new regulations may impact, reduce and/or otherwise affect the purchase and consumption of our products by consumers.

Further, the City of San Francisco recently enacted an ordinance that would require health warnings on advertisements for certain sugar-sweetened beverages, though enforcement has been delayed due to a lawsuit challenging the ordinance.

In July 2012, we received a subpoena from the Attorney General for the State of New York in connection with an investigation relating to the advertising, marketing, promotion, ingredients, usage and sale of our Monster Energy® brand energy drinks. We cannot predict the outcome of this inquiry and what effect, if any, it may have on our business, financial condition or results of operations.

In October 2012, we received a written request for information from the City Attorney for the City and County of San Francisco concerning the Company’s advertising and marketing of its Monster Energy® brand energy drinks and specifically concerning the safety of its products for consumption by adolescents. In 2013, the City Attorney filed an initial complaint against the Company, which was amended over the course of the legal proceedings. In 2017, the City Attorney and the Company settled the action on terms acceptable to the Company. See “Part I, Item 3 – Legal Proceedings” below for additional information.

Other countries, such as Kuwait, Qatar, Saudi Arabia, Bahrain, Oman, Yemen and the United Arab Emirates, are also considering labeling requirements, which may require us to amend our labels and warning statements.

Age and Other Restrictions on Energy Drink Products. Proposals to limit or restrict the sale of energy drinks to minors and/or persons below a specified age, and/or restrict the venues in which energy drinks can be sold and/or to restrict the use of the Supplemental Nutrition Assistance Program (formerly food stamps) to purchase energy drinks have been raised and/or enacted in certain U.S. states, counties, municipalities and/or in certain foreign countries. For example, Lithuania prohibits the sale of energy drinks to persons under the age of 18, and Latvia restricts advertising of energy drinks, prohibits sales in educational establishments and prohibits the sale to persons under the age of 18 of energy drinks containing certain ingredients (such as taurine).

Excise Taxes on Energy Drinks.  Legislation that would impose an excise tax on sweetened beverages has been proposed in Congress, in some state legislatures (including Connecticut, Hawaii, Massachusetts, Nebraska, Oregon, Rhode Island and Texas) and by some local governments, with excise taxes generally ranging between $0.01 and $0.02 per ounce of sweetened beverage.  Berkeley, California became the first jurisdiction to pass such a measure, and a general tax of $0.01 per ounce on certain sweetened drinks, including energy drinks, became effective on January 1, 2015. Five other U.S. jurisdictions (Albany, Oakland and San Francisco, California; Boulder, Colorado and Philadelphia, Pennsylvania) passed similar measures in 2016. The imposition of such taxes on our products would increase the cost of certain of our products or, to the extent levied directly on consumers, make certain of our products less affordable. Excise taxes on sweetened beverages already are in effect in certain foreign countries where we do business. For example, Mexico instituted a 25% excise tax on certain energy drinks, to which our products are currently not subject and Mexico has also enacted a $1 MXN tax per liter on sugar-sweetened beverages. In addition, legislation has been proposed that would specifically impose excise taxes on energy drinks. For example, Estonia and Ukraine are considering proposals that would impose an excise tax on energy drinks. Such targeted legislation has been passed in other countries. For instance, Hungary has instituted an excise tax to which our products are subject. Saudi Arabia has indicated that it will begin applying a selective tax of 100% on energy drinks as early as the second quarter of 2017, and there are indications that similar measures may be enacted in other Gulf Cooperation Council countries.

Limits on Caffeine Content.  Legislation has been proposed to limit the amount of caffeine that may be contained in beverages, including energy drinks. Some jurisdictions where we do business have prescribed limited caffeine content for beverages. For example, on January 1, 2013, regulations took effect in Canada that limit the amount of caffeine contained in any beverage in a single-serving can or bottle to less than 180 milligrams. We adjusted the caffeine levels in certain of our Monster Energy® products that are sold in Canada to address these regulations, although the majority of our products were unaffected. Caffeine limit restrictions or restrictions on combining caffeine with other ingredients have also been implemented or proposed in other jurisdictions, including India. Such restrictions could require reformulations of certain of our products. However, we may not be able to satisfactorily reformulate our products in all jurisdictions that adopt similar legislation.

Limitations on Container Size.  We package our products in a variety of different package types and sizes including, for certain of our Monster Energy® brand energy drinks, aluminum cans larger than 16 fluid ounces. Certain jurisdictions, such as the member states of the Gulf Corporation Council as well as Yemen are considering container size limitations on energy drinks which may require us to change the size of our products sold in these countries.

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

Container Deposits. Various municipalities, states and foreign countries require that a deposit be charged for certain non-refillable beverage containers. The precise requirements imposed by these measures vary by jurisdiction. Other deposit, recycling or product stewardship proposals have been, and may in the future be, introduced in certain U.S. states, counties, municipalities and in certain foreign countries.

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

Employees

As of December 31, 2016, we employed a total of 2,646 employees, of which 1,910 were employed on a full-time basis. Of our 2,646 employees, we employed 810 in administrative and operational capacities and 1,836 persons in sales and marketing capacities.

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

In connection with the TCCC Transaction and the accompanying amended distribution coordination agreements entered into with TCCC, we have transitioned third parties’ rights to distribute the Company’s products in most territories in the U.S. to members of TCCC’s distribution network, which consists of owned or controlled bottlers/distributors and independent bottlers/distributors. In addition, TCCC has become our preferred distribution partner globally with members of TCCC’s network distributing our products internationally in countries throughout, but not limited to, Africa, Asia, Central and South America, Europe, Mexico and the Middle East. As we continue our international expansion, TCCC’s distribution network will continue its role as our preferred distribution partner globally. As a result, we will be reducing our distributor diversification and will be substantially dependent on TCCC’s domestic and international distribution platforms.

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

Under the terms of the TCCC Transaction, we have agreed, subject to certain exceptions, not to compete with TCCC in the non-energy drink category. As a result, our focus is in the energy drink category, and our business has become more vulnerable to adverse changes impacting the energy drink category and business, which could adversely impact our business and the trading price of our common stock.

Following the TCCC Transaction, virtually all of our sales are derived from our energy drinks, including, in particular, our Monster Energy® brand energy drinks. Our Monster Energy® brand energy drinks represented 90.1% of net sales for the year ended December 31, 2016. Any decrease in the sales of our Monster Energy® brand and other energy drinks could significantly adversely affect our future revenues and net income. Historically, we have experienced substantial competition from new entrants in the energy drink category as well as from the energy shot category. Domestically, our energy drinks compete directly with Red Bull, Rockstar, No Fear, Amp, Adrenaline Rush, Venom, VPX Redline, Xenergy, MiO Energy, Rip It, Starbucks Double Shot, Starbucks Double Shot Energy Plus Coffee, Rockstar Roasted, 5-Hour Energy Shots, Stacker 2, VPX Redline Energy Shots and many other brands.

In addition, certain large companies, such as PepsiCo, market and/or distribute products in that market segment, such as Pepsi Max, Mountain Dew, Mountain Dew MDX and Mountain Dew Kickstart. Internationally, our energy drinks compete with Red Bull, Rockstar, V-Energy, Lucozade, Adrenaline Rush and numerous local and private-label brands that usually differ from country to country, such as Hell, Shock, Tiger, Boost, Speed, TNT, Shark, Hot 6, Shark Energy, Dragon, Score, Sting, Battery, Bullit, Flash Up, Black, Non-Stop, Bomba, Semtex, Vive 100, Dark Dog, Speed, Guaraná, M-150, Lipovitan, Bacchus, Bolt, Mr. Big and a host of other international brands. Our Java Monster® product line competes directly with Starbucks Frappuccino, Starbucks Double Shot, Starbucks Double Shot Energy Plus Coffee and other Starbucks coffee drinks, Rockstar Roasted, Seattle’s Best and illy issimo coffee drinks. Our Muscle Monster® product line competes directly with Muscle Milk, Core Power, ABB Pure Pro and Gatorade Recover Protein Shake. In addition, our Mutant® Super Soda product line competes directly with Mountain Dew, Mountain Dew MDX and Mountain Dew Kickstart. Competitive pressures in the energy drink category could impact our revenues, cause price erosion and/or lower market share, any of which could have a material adverse effect on our business and results of operations.

Following the TCCC Transaction, in certain markets the Company owns multiple potentially competing brands in the energy drink category.

As a result of the TCCC Transaction, we have acquired additional brands in the energy drink category in certain markets. These brands comprise the Strategic Brands segment which represents 8.9% of consolidated net sales for the year ended December 31, 2016. Although we continue to integrate these brands with our broader energy drink portfolio, we may encounter difficulties managing different and potentially competing brands in such shared markets, which could adversely impact our business and the trading price of our common stock.

TCCC is a significant shareholder of the Company and may have interests that are different from the Company’s other shareholders (including current shareholders of the Company).

As of February 10, 2017, TCCC owned common shares of the Company representing approximately 18.0% of the total number of the Company’s outstanding common shares. TCCC also nominated two directors to the Company’s board of directors. The number of directors that TCCC is entitled to nominate is subject to reduction in certain circumstances.

TCCC’s ownership could also have an effect on the Company’s ability to engage in a change in control transaction. TCCC is obligated for a period of time to vote all of its common shares of the Company in excess of 20% of the outstanding common shares in the same proportion as all common shares not owned by TCCC with respect to a proposal for a change of control. However, if TCCC were to oppose such a change-in-control transaction, a bidder would be required to secure the support of holders of 62.5% of the Company’s common shares not owned by TCCC (assuming that TCCC increased its ownership to 20% of the Company’s common shares) to achieve a vote of a majority of the Company’s outstanding shares for a change-in-control transaction. In addition, TCCC would have a bidding advantage if the Company’s board of directors were to seek to sell the Company in the future because TCCC would not need to pay a control premium on the shares it owns at such time. TCCC and the Company would also be permitted to terminate TCCC’s distribution coordination agreements with the Company after a change in control of the Company. In such event, TCCC would receive a termination fee if TCCC terminated the distribution coordination agreements following a change in control of the Company involving certain TCCC competitors, or if the Company terminated following a change in control of the Company involving any third-party.

The interests of TCCC may be different from or conflict with the interests of the Company’s other shareholders and, as a result, TCCC’s influence may result in the delay or prevention of potential actions or transactions, including a potential change of management or control of the Company, even if such action or transaction may be beneficial to the Company’s other shareholders. Moreover, TCCC’s ownership of a significant amount of the Company’s outstanding common shares could result in downward pressure on the trading price of the Company’s common shares if TCCC were to sell a large portion of its shares (when permitted to sell) or as a result of the perception that such a sale might occur.

Changes in government regulation, or failure to comply with existing regulations, could adversely affect our business, financial condition and results of operations.

Legislation has been proposed and/or adopted at the U.S. federal, state and/or municipal level and proposed and/or adopted in certain foreign jurisdictions to restrict the sale of energy drinks (including, prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limit caffeine content in beverages, require certain product labeling disclosures and/or warnings, impose excise taxes, limit product size or impose age restrictions for the sale of energy drinks. For a discussion of certain of such legislation, see “Part I, Item 1 – Business – Government Regulation.” Furthermore, additional legislation may be introduced in the United States and other countries at the federal, state, local and municipal level in respect of each of the foregoing subject areas.  Public health officials and health advocates are increasingly focused on the public health consequences associated with obesity, especially as it affects children, and are seeking legislative change to reduce the consumption of sweetened beverages.  There also has been an increased focus on caffeine content in beverages. To the extent any such legislation is enacted in one or more jurisdictions where a significant amount of our products are sold individually or in the aggregate, it could result in a reduction in demand for, or availability of, our energy drinks, and adversely affect our business, financial condition and results of operations.

The production, distribution and sale in the United States of many of our products are also currently subject to various federal and state regulations, including, but not limited to: the FD&C Act, as amended by the Dietary Supplement Health and Education Act of 1994; the Occupational Safety and Health Act; various environmental statutes; California Proposition 65; and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling and ingredients of such products. Outside the United States, the production, distribution and sale of many of our products are also subject to numerous statutes and regulations.  If a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be fined, or such products may have to be recalled, reformulated and/or have the packaging changed, which could adversely affect our business, financial condition and results of operations.

We cannot predict the effect of inquiries from and/or actions by attorneys general, other government agencies and/or quasi-government agencies into the production, advertising, marketing, promotion, ingredients, usage and/or sale of our energy drink products.

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

From time to time, government and/or quasi-governmental agencies may investigate the safety of caffeine and energy drinks. For instance, in January 2013, the FDA announced that it would be investigating the safety of caffeine in food products, particularly its effects on children and adolescents.

Also in January 2013, we received a letter from Representative Edward J. Markey, Senator Richard J. Durbin and Senator Richard Blumenthal requesting information from us to enable them to better understand a number of issues relating, in part, to an investigation they said had been launched by the FDA examining energy drinks and potential health risks, particularly for groups of vulnerable individuals, including young people and those with pre-existing cardiac conditions. We provided a response to their letter. The Congressmen issued a report and recommendations in April 2013, most of which we had already implemented. The Congressmen released a follow-up report in January 2015, recommending, inter alia, that the energy drink industry not market to consumers under the age of 18 and not market their products for hydration, and that the FDA develop and release definitions and guidance for this market sector.  In addition, other organizations, such as the European Food Safety Authority, have also published reports, studies, articles and opinions on caffeine and energy drinks.

Litigation regarding our products, and related unfavorable media attention, could expose us to significant liabilities and reduce demand for our products.

We have been named as a defendant in product liability lawsuits which allege that consumption of our products has been responsible for wrongful deaths and/or injuries. We do not believe that our products are responsible for such wrongful deaths and/or injuries, and intend to vigorously defend any such lawsuits. We believe that each of these lawsuits is without merit and would not have a material adverse effect on our financial position or results of operations in the event any damages were to be awarded.

In July 2012, the Company received a subpoena from the Attorney General for the State of New York in connection with its investigation concerning the Company’s advertising, marketing, promotion, ingredients, usage and sale of its Monster Energy® brand energy drinks. Production of documents pursuant to that subpoena was completed in approximately May 2014.

On August 6, 2014, the Attorney General for the State of New York issued a second subpoena seeking additional documents and the deposition of a Company employee. On September 8, 2014, the Company moved to quash the second subpoena in the Supreme Court, New York County. The motion was fully briefed and was argued on March 17, 2015.  On January 13, 2017, the Court issued an opinion in which it agreed with certain Company arguments regarding the scope of the subpoena and the Attorney General’s investigation, but denied the motion to quash and granted the Attorney General’s cross-motion to compel compliance.  It is unknown what, if any, action the state Attorney General may take against the Company, the relief which may be sought in the event of any such proceeding or whether such proceeding could have a material adverse effect on the Company’s business, financial condition or results of operations.

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

Any of the foregoing matters or other product-related litigation, the threat thereof, or unfavorable media attention arising from pending or threatened product-related litigation could consume significant financial and managerial resources and result in decreased demand for our products, significant monetary awards against us and injury to our reputation.

Criticism of our energy drink products and/or criticism or a negative perception of energy drinks generally, could adversely affect us.

An unfavorable report on the health effects of caffeine, or criticism or negative publicity regarding the caffeine content and/or any other ingredients in our products or energy drinks generally, could have an adverse effect on our business, financial condition and results of operations. Articles critical of the caffeine content and/or other ingredients in energy drinks and/or articles indicating certain health risks of energy drinks have been published in recent years. We believe the overall growth of the energy drink market in the U.S. may have been negatively impacted by the ongoing negative publicity and comments that continue to appear in the media questioning the safety of energy drinks, and suggesting limitations on their ingredients (including caffeine), and/or the levels thereof, and/or imposing minimum age restrictions for consumers. If reports, studies or articles critical of caffeine and/or energy drinks continue to be published or are published in the future, they could adversely affect the demand for our products.

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

Important factors affecting our ability to compete successfully include the taste and flavor of our products, trade and consumer promotions, rapid and effective development of new and unique cutting edge products, attractive and different packaging, branded product advertising and pricing. Our products compete with all liquid refreshments and in some cases with products of much larger and substantially better financed competitors, including the products of numerous nationally and internationally known producers such as TCCC, PepsiCo, Red Bull Gmbh and the DPS Group. We also compete with companies that are smaller or primarily national or local in operations. Our products also compete with private-label brands such as those carried by grocery store chains, convenience store chains and club stores.

Due to competition in the beverage industry, there can be no assurance that we will not encounter difficulties in maintaining our current revenues, market share or position in the beverage industry. If our revenues decline, our business, financial condition and results of operations could be adversely affected.

Our inability to innovate successfully and to provide new cutting edge products could adversely affect our business and financial results.

Our ability to compete in the highly competitive beverage industry and to achieve our business growth objectives depends, in part, on our ability to develop new flavors, products and packaging. The success of our innovation, in turn, depends on our ability to identify consumer trends and cater to consumer preferences. If we are not successful in our innovation activities, our business, financial condition and results of operation could be adversely affected.

Uncertainty in the financial markets and other adverse changes in general economic or political conditions in any of the major countries in which we do business could adversely affect our industry, business and results of operations.

Global economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. There can be no assurance that economic improvements will occur, or that they would be sustainable, or that they would enhance conditions in markets relevant to us. In addition, we cannot predict the duration and severity of disruptions in any of our markets or the impact they may have on our customers or business, as our expansion outside of the United States has increased our exposure to any developments or crisis in African, Asian, European and other international markets. If economic conditions deteriorate, our industry, business and results of operations could be materially and adversely affected.

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

Consumers are seeking greater variety in their beverages. Our future success will depend, in part, upon our continued ability to develop and introduce different and innovative beverages that appeal to consumers. In order to retain and expand our market share, we must continue to develop and introduce different and innovative beverages and be competitive in the areas of taste, quality and price, although there can be no assurance of our ability to do so. There is no assurance that consumers will continue to purchase our products in the future. Product lifecycles for some beverage brands, products and/or packages may be limited to a few years before consumers’ preferences change. The beverages we currently market are in varying stages of their product lifecycles, and there can be no assurance that such beverages will become or remain profitable for us. We may be unable to achieve volume growth through product and packaging initiatives. We may also be unable to penetrate new markets. If our revenues decline, our business, financial condition and results of operations could be adversely affected.

Our continued expansion outside of the United States exposes us to uncertain conditions and other risks in international markets.

We have continued expanding our operations internationally into a variety of new markets, including launches in China and various African and Middle Eastern countries. Our gross sales to customers outside of the United States were approximately 25%, 23% and 23% of consolidated gross sales for the years ended December 31, 2016, 2015 and 2014, respectively. As our growth strategy includes further expanding our international business, if we are unable to continue to expand distribution of our products outside the United States, our growth rate could be adversely affected. In many international markets, we have limited operating experience and in some areas we have no operating experience. It is costly to establish, develop and maintain international operations and develop and promote our brands in international markets. Our percentage gross profit margins in many international markets are expected to be less than the comparable percentage gross profit margins obtained in the United States. We face and will continue to face substantial risks associated with having foreign operations, including: economic and/or political instability in our international markets; restrictions on or costs relating to the repatriation of foreign profits to the United States, including possible taxes and/or withholding obligations on any repatriations; and tariffs and/or trade restrictions. These risks could have a significant impact on our ability to sell our products on a competitive basis in international markets and could have a material adverse effect on our business, financial condition and results of operations. Also, our operations outside of the United States are subject to risks relating to appropriate compliance with legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, higher product damages, particularly when products are shipped long distances, potentially higher incidence of fraud and/or corruption, credit risk of local customers and distributors and potentially adverse tax consequences.

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

We are exposed to foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities denominated in currencies other than the U.S. dollar. We may enter into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. We have not used instruments to hedge against all foreign currency risks and are therefore not protected against all foreign currency fluctuations. As a result, our reported earnings may be affected by changes in foreign currency exchange rates. Moreover, any favorable impacts to profit margins or financial results from fluctuations in foreign currency exchange rates are likely to be unsustainable over time. Foreign currency transaction losses were $9.7 million and $5.5 million for the years ended December 31, 2016 and 2015, respectively.

We rely on bottlers and other contract packers to manufacture our products. If we are unable to maintain good relationships with our bottlers and contract packers and/or their ability to manufacture our products becomes constrained or unavailable to us, our business could suffer.

Our acquisition of AFF brought our primary flavor supplier in-house for the majority of our Monster Energy® brand energy drinks. We also procure flavors from other flavor suppliers. We outsource manufacturing of our finished goods to bottlers and other contract packers. As a result, in the event of a disruption and/or delay, we may be unable to procure alternative packing facilities at commercially reasonable rates and/or within a reasonably short time period. In addition, there are limited alternative packing facilities in our domestic and international markets with adequate capacity and/or suitable equipment for many of our products, including our Monster Energy® brand energy drinks, our Muscle Monster® product line, our Java Monster® product line and certain of our other products. For example, sales of our Java Monster® and Muscle Monster® product lines have been impacted by production capacity constraints resulting from production and maintenance issues with certain of our co-packers. While we believe a short-term disruption or delay in production would not significantly affect our revenue, a lengthy disruption or delay in the production of any of such products could significantly adversely affect our revenues from such products because alternative co-packing facilities in the United States and abroad with adequate long-term capacity may not be available for such products either at commercially reasonable rates and/or costs and/or within a reasonably short time period, if at all.

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

The TCCC North American Bottlers, Coca-Cola European Partners, Coca-Cola Hellenic and Coca-Cola FEMSA are our primary domestic and international distributors of our products. As a result, if we are unable to maintain good relationships with the TCCC North American Bottlers, Coca-Cola European Partners, Coca-Cola Hellenic and/or Coca-Cola FEMSA, or if the TCCC North American Bottlers, Coca-Cola European Partners, Coca-Cola Hellenic and/or Coca-Cola FEMSA do not effectively focus on marketing, promoting, selling and distributing our products, sales of our products could be adversely affected.

TCCC, through the TCCC Subsidiaries, accounted for approximately 41%, 43% and 29% of our net sales for the years ended December 31, 2016, 2015 and 2014, respectively. A decision by the TCCC Subsidiaries, Coca-Cola European Refreshments, Coca-Cola Hellenic, Coca-Cola FEMSA, Wal-Mart, Inc. (including Sam’s Club), or any other large customer to decrease the amount purchased from us or to cease carrying our products could have a material adverse effect on our financial condition and consolidated results of operations.

The marketing efforts of our distributors are important for our success. If our brands prove to be less attractive to our existing bottlers and distributors, if we fail to attract additional bottlers and distributors, and/or our bottlers and/or distributors do not market, promote and distribute our products effectively, our business, financial condition and results of operations could be adversely affected.

Increases in costs and/or shortages of raw materials and/or ingredients and/or fuel and/or costs of co-packing could harm our business.

The principal raw materials used by us are aluminum cans, sleek aluminum cans, aluminum Cap Cans, aluminum cans with re-sealable ends, PET plastic bottles, flavors, juice concentrates, glucose, sugar, sucralose, milk, cream, protein, dietary ingredients and other packaging materials, the costs and availability of which are subject to fluctuations. In addition, certain of our co-packing arrangements allow such co-packers to increase their charges based on certain of their own cost increases. We are uncertain whether the prices of any of the above or any other raw materials or ingredients, certain of which have recently risen, will continue to rise or may rise in the future. We are unsure whether we will be able to pass any of such increases on to our customers. We generally do not use hedging agreements or alternative instruments to manage the risks associated with securing sufficient ingredients or raw materials, although we do, from time to time, enter into purchase agreements for a significant portion of our annual anticipated requirements for certain raw materials such as aluminum cans, apple juice, glucose, sugar and sucralose.

In addition, some of these raw materials, including certain sizes of cans, are available from a limited number of suppliers.

Our failure to accurately estimate demand for our products could adversely affect our business and financial results.

We may not correctly estimate demand for our existing products and/or new products. Our ability to estimate demand for our products is imprecise, particularly with regard to new products, and may be less precise during periods of rapid growth, particularly in new markets. If we materially underestimate demand for our products or are unable to secure sufficient ingredients or raw materials including, but not limited to, aluminum cans, aluminum Cap Cans, sleek aluminum cans, aluminum cans with re-sealable ends, PET plastic bottles, glass bottles, labels, sucralose, flavors, dietary ingredients, juice concentrates, certain sweeteners, coffee, tea, protein and packaging materials or experience difficulties with our co-packing arrangements, including production shortages or quality issues, we might not be able to satisfy demand on a short-term basis. Moreover, industry-wide shortages of certain juice concentrates, dietary ingredients and sweeteners have been and could, from time to time in the future, be experienced, resulting in production fluctuations and/or shortages. We generally do not use hedging agreements or alternative instruments to manage this risk. Such shortages could interfere with and/or delay production of certain of our products and could have a material adverse effect on our business and financial results.

If we do not maintain sufficient inventory levels, if we are unable to deliver our products to our customers in sufficient quantities, and/or if our customers’ or retailers’ inventory levels are too high, our operating results could be adversely affected.

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

The costs of packaging supplies are subject to price increases from time to time, and we may be unable to pass all or some of such increased costs on to our customers.

Many of our packaging supply contracts allow our suppliers to alter the costs they charge us for packaging supplies based on changes in the costs of the underlying commodities that are used to produce those packaging supplies, such as aluminum for cans and pulp and paper for cartons and/or trays. These changes in the prices we pay for our packaging supplies occur at certain predetermined times that vary by product and supplier. In some cases, we are able to fix the prices of certain packaging supplies and/or commodities for a reasonable period. In other cases, we bear the risk of increases in the costs of these packaging supplies, including the underlying costs of the commodities that comprise these packaging supplies. We do not use derivative instruments to manage this risk. If the costs of these packaging supplies increase, we may be unable to pass these costs along to our customers through corresponding adjustments to the prices we charge, which could have a material adverse effect on our results of operations.

Our intellectual property rights are critical to our success, and the loss of such rights could materially adversely affect our business.

We own numerous trademarks that are very important to our business. We also own the copyright in, and to, a portion of the content on the packaging of our products. We regard our trademarks, copyrights, and similar intellectual property as critical to our success and attempt to protect such intellectual property through registration and enforcement actions. However, there can be no assurance that other parties will not infringe or misappropriate our trademarks, copyrights and similar proprietary rights. If we lose some or all of our intellectual property rights, our business may be materially adversely affected.

If we are unable to maintain our brand image or product quality, our business may suffer.

Our success depends on our ability to build and maintain the brand image for our existing products, new products and brand extensions. There can be no assurance that our advertising, marketing and promotional programs will have the desired impact on our products’ brand image and on consumer preference and demand. Product quality and/or ingredient content issues, efficacy or lack thereof, (real or imagined), or allegations of product contamination, even if false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products. Furthermore, our brand image or perceived product quality could be adversely affected by litigation, unfavorable reports in the media (internet or elsewhere), studies in general and regulatory or other governmental inquiries, (in each case whether involving our products or those of our competitors) and proposed or new legislation affecting our industry.

If we encounter product recalls, our business may suffer and we may incur material losses.

We may be required from time to time to recall products entirely or from specific co-packers, markets or batches if such products become contaminated, damaged, mislabeled or otherwise materially non-compliant with applicable regulatory requirements. Material product recalls could adversely affect our profitability and our brand image. We do not maintain recall insurance.

If we are not able to retain the full-time services of senior management there may be an adverse effect on our operations and/or our operating performance until we find suitable replacements.

Our business is dependent, to a large extent, upon the services of our senior management. We do not maintain key person life insurance on any members of our senior management. The loss of services of either Mr. Sacks, Chairman and Chief Executive Officer, Mr. Schlosberg, President and Chief Financial Officer, or any other key members of our senior management could adversely affect our business until suitable replacements can be found. There may be a limited number of personnel with the requisite skills to serve in these positions, and we may be unable to locate or employ such qualified personnel on acceptable terms.

Climate change may negatively affect our business.

There is concern that a gradual increase in global average temperatures could cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. While warmer weather has historically been associated with increased sales of our products, changing weather patterns could result in decreased agricultural productivity in certain regions, which may limit availability and/or increase the cost of certain key ingredients, juice concentrates and dietary ingredients used in our products. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain (including, without limitation, the availability of, and/or result in higher prices for, juice concentrates, natural flavors and dietary ingredients) and/or impact demand for our products. In addition, public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs, and may require us to make additional investments in facilities and equipment. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations. Sales of our products may also be influenced to some extent by weather conditions in the markets in which we operate. Weather conditions may influence consumer demand for certain of our beverages, which could have an adverse effect on our results of operations.

Potential changes in accounting standards or practices and/or taxation may adversely affect our financial results.

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

Fluctuations in our effective tax rate could adversely affect our financial condition and results of operations.

We are subject to income taxes in both the U.S. and certain foreign jurisdictions. Therefore, we may be subjected to audits for multiple tax years in various jurisdictions at once. At any given time, events may occur which change our expectation about how the audit will be resolved and thus, there could be variability in our quarterly and/or annual tax rates because these events may change our plans for uncertain tax positions.

Future tax legislation, particularly within the U.S., may affect our effective tax rate. The current U.S. administration has indicated that tax reform is among its top priorities and the U.S. Congress is currently reviewing and/or may in the future review tax legislation proposals. We do not know how such legislation, if enacted, will affect our business.

Volatility of stock price may restrict sale opportunities.

Our stock price is affected by a number of factors, including stockholder expectations, financial results, the introduction of new products by us and our competitors, general economic and market conditions, estimates and projections by the investment community and public comments by other parties as well as many other factors including litigation, many of which are beyond our control. We do not provide guidance on our future performance, including, but not limited to, our revenues, margins, product mix, operating expenses or net income. We may be unable to achieve analysts’ net revenue and/or earnings forecasts, which are based on their own projected revenues, sales volumes and sales mix of many product types and/or new products, certain of which are more profitable than others, as well as their own estimates of gross margin and operating expenses. There can be no assurance that we will achieve any such projected levels or mixes of product sales, revenues, gross margins, operating profits and/or net income. As a result, our stock price is subject to significant volatility, and stockholders may not be able to sell our stock at attractive prices. In addition, periods of volatility in the market price of our stock could result in the initiation of securities class action litigation against us. During the fiscal year ended December 31, 2016, our stock price high was $55.50 and our stock price low was $37.69.

Provisions in our organizational documents and control by insiders may prevent changes in control even if such changes would be beneficial to other stockholders.

Our organizational documents may limit changes in control. Furthermore, as of February 10, 2017, Mr. Sacks and Mr. Schlosberg together may be deemed to beneficially own and/or exercise voting control over approximately 9.1% of our outstanding common stock. As of February 10, 2017, TCCC owned approximately 18.0% of our common stock. Consequently, Mr. Sacks, Mr. Schlosberg and TCCC could exercise significant control over matters submitted to a vote of our stockholders, including electing directors, amending organizational documents and disapproving extraordinary transactions such as a takeover attempt, even though such actions may be favorable to the other common stockholders.

Our cash flow may not be sufficient to fund our long-term goals.

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

At December 31, 2016, we had $377.6 million in cash and cash equivalents, $220.6 million in short-term investments and $2.4 million of long-term investments. We have historically invested these amounts in U.S. Treasury bills, certificates of deposit, commercial paper, government agencies and municipal securities (which may have an auction reset feature), variable rate demand notes and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. These risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

We may be required to record a significant charge to earnings if our goodwill or intangible assets become impaired.

Under GAAP, we are required to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include, declining or slower than anticipated growth rates for certain of our existing products, a decline in stock price and market capitalization, and slower growth rates in our industry.

We may be required to record a significant charge to earnings in our financial statements during the period in which we determine that our intangible assets have been impaired. Any such charge would adversely impact our results of operations. As of December 31, 2016, our goodwill totaled approximately $1,331.6 million and our intangible assets totaled approximately $1,032.6 million.

If we fail to maintain effective disclosure controls and procedures and internal control over financial reporting on a consolidated basis, our stock price and investor confidence in the Company could be materially and adversely affected.

We are required to maintain both disclosure controls,and procedures and internal control over financial reporting that are effective for the purposes described in “Part II, Item 9A – Controls and Procedures.” If we fail to do so, our business, results of operations, financial condition and/or the value of our stock could be materially harmed.

Litigation, legal proceedings, government and regulatory inquiries and/or proceedings could expose us to significant liabilities and thus negatively affect our financial results.

We are a party, from time to time, to various litigation claims and legal proceedings, government and regulatory inquiries and/or proceedings, including, but not limited to, intellectual property, fraud, unfair business practices, false advertising, product liability, breach of contract claims, securities actions and shareholder derivative actions. Material legal proceedings are described more fully in, “Part I, Item 3 – Legal Proceedings” and in “Part II, Item 8, Note 11” to our consolidated financial statements contained in this Form 10-K.

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

Information technology helps us operate efficiently, interface with customers, maintain financial accuracy and efficiency and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, and/or the loss of and/or damage to intellectual property through security breaches, including cybersecurity attacks. Cybersecurity attacks are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, an inability to process customer orders and/or lost customer orders, unauthorized release of confidential or otherwise protected information and corruption of data. We believe that we have adopted appropriate measures including a cybersecurity risk assessment to mitigate potential risks to our technology and our operations from these information technology-related disruptions. However, given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to operational interruption, damage to our brand image and private data exposure. Moreover, if our data management systems, including our SAP enterprise resource planning system, do not effectively collect, store, process and report relevant data for the operation of our business (whether due to equipment malfunction or constraints, software deficiencies, cybersecurity attack and/or human error), our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows and the timeliness with which we report our internal and external operating results.

ITEM 1B.        UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                                        PROPERTIES

Our owned corporate headquarters are located at 1 Monster Way, Corona, California 92879, and consists of an approximately 141,000 square-foot, free-standing, six-story building. As a result of our sustainability efforts, we continue to pursue ENERGY STAR certification for our corporate headquarters.

In November 2016, we acquired an approximately 75,426 square foot, free-standing, three-story office building, including the real property thereunder and improvements thereon, located in Corona, CA adjacent to our current corporate headquarters, for a purchase price of approximately $12.6 million. We intend to complete any necessary improvements and occupy the building as an extension of our existing corporate headquarters at some time in the future.

In September 2016, we completed the acquisition of approximately 49 acres of land, located in Rialto, CA, for a purchase price of approximately $39.1 million. We have begun construction of an approximately 1,000,000 square-foot warehouse, which we hope to have LEED certified, to replace our current leased warehouse and distribution facilities located in Corona, CA. We have entered into an approximately $36.8 million guaranteed maximum price construction contract for the construction of the building, of which $33.7 million remained outstanding as of December 31, 2016.

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

On August 6, 2014, the Attorney General for the State of New York issued a second subpoena seeking additional documents and the deposition of a Company employee. On September 8, 2014, the Company moved to quash the second subpoena in the Supreme Court, New York County. The motion was fully briefed and was argued on March 17, 2015.  On January 13, 2017, the Court issued an opinion in which it agreed with certain Company arguments regarding the scope of the subpoena and the Attorney General’s investigation, but denied the motion to quash and granted the Attorney General’s cross-motion to compel compliance.  It is unknown what, if any, action the state Attorney General may take against the Company, the relief which may be sought in the event of any such proceeding or whether such proceeding could have a material adverse effect on the Company’s business, financial condition or results of operations.

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

On May 6, 2013, the San Francisco City Attorney filed a complaint for declaratory and injunctive relief, civil penalties and restitution for alleged violation of California’s Unfair Competition Law, Business & Professions Code sections 17200, et seq. (“UCL”), styled People Of The State Of California ex rel. Dennis Herrera, San Francisco City Attorney v. Monster Beverage Corporation, in San Francisco Superior Court.  The City Attorney alleged that the Company (1) mislabeled its products as a dietary supplement, in violation of California’s Sherman Food, Drug, and Cosmetic Law, California Health & Safety Code section 109875, et seq.; (2) is selling an “adulterated” product because caffeine is not generally recognized as safe due to the alleged lack of scientific consensus concerning the safety of the levels of caffeine in the Company’s products; and (3) is engaged in unfair and misleading business practices because its marketing (a) does not disclose the health risks that energy drinks pose for children and teens, (b) fails to warn against and promotes unsafe consumption, (c) implicitly promotes mixing of energy drinks with alcohol or drugs and (d) is deceptive because it includes unsubstantiated claims about the purported special benefits of its “killer” ingredients and “energy blend.” The City Attorney sought a declaration that the Company has engaged in unfair and unlawful business acts and practices in violation of the UCL, an injunction from performing or proposing to perform any acts in violation of the UCL, restitution and civil penalties.

On September 5, 2014, the City Attorney filed a second amended complaint, adding Monster Energy Company as a defendant. The Company and Monster Energy Company filed answers to the second amended complaint on October 4, 2014 and November 10, 2014, respectively.

The City Attorney and the Company settled the action in January 2017, on terms acceptable to the Company. The settlement does not include any penalty or fine under the UCL; any finding or admission of liability or wrongdoing; or any change to the formulation of Monster Energy® drinks or to whom the drinks may be sold. In consideration for a release of claims and dismissal of the action with prejudice, the Company agreed to maintain various current marketing and labeling practices for its energy drink products through December 31, 2018.

Furthermore, from time to time in the normal course of business, the Company is named in other litigation, including consumer class actions, intellectual property litigation and claims from prior distributors. Although it is not possible to predict the ultimate outcome of such litigation, based on the facts known to the Company, management believes that such litigation in the aggregate will likely not have a material adverse effect on the Company’s financial position or results of operations.

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, or in the amount of any related insurance reimbursements recorded. As of December 31, 2016, the Company’s consolidated balance sheet includes accrued loss contingencies of approximately $2.8 million.

ITEM 4.                                        MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                                        MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

The Company’s common stock began trading in the over-the-counter market on November 8, 1990 and was subsequently quoted on the Nasdaq Capital Market under the symbol “HANS”. On July 5, 2007, the Company’s common stock began trading on the Nasdaq Global Select Market under the same symbol, “HANS”.  On January 5, 2012, stockholders of the Company approved the Company’s name change from Hansen Natural Corporation to Monster Beverage Corporation. In addition, on January 9, 2012, the Company’s common stock began trading under the symbol “MNST”. As of February 10, 2017, there were 566,619,343 shares of the Company’s common stock outstanding held by approximately 223 holders of record. The holders of record do not include those stockholders whose shares are held of record by banks, brokers and other financial institutions.

Stock Price and Dividend Information

On October 14, 2016, the Company announced a three-for-one stock split of the Company’s common stock to be effected in the form of a 200% stock dividend. The common stock dividend was issued on November 9, 2016 and the Company’s common stock began trading at the split adjusted price on November 10, 2016. (See Note 1 – “Organization and Summary of Significant Accounting Policies” for additional information”).

The following table sets forth high and low per share sales price of our common stock for the periods indicated:

Year Ended December 31, 2016	High	Low
First Quarter	$49.79	$37.69
Second Quarter	$53.62	$40.30
Third Quarter	$55.50	$47.44
Fourth Quarter	$50.63	$40.64

Year Ended December 31, 2015	High	Low
First Quarter	$47.97	$35.59
Second Quarter	$48.23	$41.39
Third Quarter	$51.94	$38.54
Fourth Quarter	$53.50	$42.45

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

On April 28, 2016, our Board of Directors authorized the Company to commence the Auction Stock Repurchase Tender to repurchase up to $2.0 billion of its outstanding shares of common stock. The Auction Stock Repurchase Tender was authorized under the Company’s existing share repurchase authority and was funded with cash on hand. We commenced this tender offer in May 2016. On June 15, 2016, we accepted for payment an aggregate of 38.5 million shares of common stock at a purchase price of $52.00 per share, for a total amount of $2.0 billion (excluding commissions), which exhausted the availability under all previously authorized share repurchase plans. Such shares of common stock are included in common stock in treasury in the accompanying consolidated balance sheet at December 31, 2016. We incurred $1.6 million in stock repurchase expenses for the year ended December 31, 2016 related to the Auction Stock Repurchase Tender.

On August 2, 2016, our Board of Directors authorized a new share repurchase program for the repurchase of up to $250.0 million of the Company’s outstanding shares of common stock (the “August 2016 Repurchase Plan”). During the year ended December 31, 2016, we purchased 5.8 million shares of common stock at an average purchase price of $43.40 per share, for a total amount of $249.9 million (excluding broker commissions), which exhausted the availability under the August 2016 Repurchase Plan. Such shares of common stock are included in common stock in treasury in the accompanying consolidated balance sheet at December 31, 2016.

During the year ended December 31, 2016, 56,820 shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $2.6 million. While such purchases are considered common stock repurchases, they are not counted as purchases against our authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying consolidated balance sheet at December 31, 2016.

The following tabular summary reflects the Company’s repurchase activity during the quarter ended December 31, 2016:

Period	Total Number of Shares Purchased	Average Price per Share¹	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands)²
Oct 1 – Oct 31, 2016	385,401	$ 47.61	385,401	$231,650
Nov 1 – Nov 30, 2016	4,653,071	$ 42.98	4,653,071	$31,597
Dec 1 – Dec 31, 2016	720,620	$ 43.83	720,620	$-

¹Excluding broker commissions paid.

²Net of broker commissions paid.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2016 with respect to shares of our common stock that may be issued under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by stockholders	23,199,548	$23.55	23,633,600

Equity compensation plans not approved by stockholders	-	-	-

Total	23,199,548	$23.55	25,633,600

Performance Graph

The following graph shows a five-year comparison of cumulative total returns:1

1Annual return assumes reinvestment of dividends.  Cumulative total return assumes an initial investment of $100 on December 31, 2011. The Company’s current self-selected peer group is comprised of TCCC, DPS Group, National Beverage Corporation, Jones Soda Company and Cott Corporation.

ITEM 6.                                        SELECTED FINANCIAL DATA

The consolidated statements of operations data set forth below with respect to each of the fiscal years ended December 31, 2014 through 2016 and the balance sheet data as of December 31, 2016 and 2015, are derived from our audited consolidated financial statements included herein, and should be read in conjunction with those financial statements and notes thereto, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Part II, Item 7 of this Annual Report on Form 10-K. The consolidated statements of operations data for the fiscal years ended December 31, 2013 and 2012 and the balance sheet data as of December 31, 2014, 2013 and 2012 are derived from the Company’s audited consolidated financial statements not included herein.

(in thousands, except per share information)	2016	2015	2014	2013	2012
Net sales¹	$3,049,393	$2,722,564	$2,464,867	$2,246,428	$2,060,702

Gross profit¹	$1,942,000	$1,632,301	$1,339,810	$1,172,931	$1,065,656

Gross profit as a percentage to net sales	63.7%	60.0%	54.4%	52.2%	51.7%
Operating income²	$1,085,338	$893,653	$747,505	$572,916	$550,623

Net income	$712,685	$546,733	$483,185	$338,661	$340,020

Net income per common share:
Basic	$1.21	$0.97	$0.96	$0.68	$0.65
Diluted	$1.19	$0.95	$0.92	$0.65	$0.62

Cash, cash equivalents and investments	$600,530	$2,935,375	$1,194,397	$623,388	$340,949

Total assets	$4,153,471	$5,571,277	$1,938,875	$1,420,509	$1,043,325

Stockholders’ equity	$3,329,709	$4,809,410	$1,515,150	$992,279	$644,397

¹Includes $40.3 million, $62.8 million, $15.0 million, $14.8 million and $13.2 million for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively, related to the recognition of deferred revenue.  Included in the $40.3 million and the $62.8 million recognition of deferred revenue for the years ended December 31, 2016 and 2015, respectively, is $5.7 million and $39.8 million related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors who were sent notices of termination during the relevant periods.

²Includes $79.8 million, $224.0 million, ($0.2) million, $10.8 million and $1.5 million for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively, related to expenditures attributable to the costs associated with terminating existing distributors.

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

This overview provides our perspective on the individual sections of MD&A. MD&A includes the following sections:

•                 Our Business – a general description of our business, the value drivers of our business, and opportunities and risks facing our Company, stock repurchases, acquisitions and divestitures;

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

Our Business

Stock Repurchases

On April 28, 2016, our Board of Directors authorized us to commence a “modified Dutch auction” tender offer to repurchase up to $2.0 billion of our outstanding shares of common stock (the “Auction Stock Repurchase Tender”). The Auction Stock Repurchase Tender was authorized under our existing share repurchase authority and was funded with cash on hand. We commenced this tender offer in May 2016. On June 15, 2016, we accepted for payment an aggregate of 38.5 million shares of common stock at a purchase price of $52.00 per share, for a total amount of $2.0 billion (excluding commissions). Such shares of common stock are included in common stock in treasury in the accompanying consolidated balance sheet at December 31, 2016. We incurred $1.6 million in stock repurchase expenses for the year ended December 31, 2016 related to the Auction Stock Repurchase Tender.

On August 2, 2016, our Board of Directors authorized a new share repurchase program for the repurchase of up to $250.0 million of our outstanding shares of common stock (the “August 2016 Repurchase Plan”). During the year ended December 31, 2016, we purchased 5.8 million shares of common stock at an average purchase price of $43.40 per share, for a total amount of $249.9 million (excluding broker commissions), which exhausted the availability under the August 2016 Repurchase Plan. Such shares of common stock are included in common stock in treasury in the accompanying consolidated balance sheet at December 31, 2016.

Acquisitions and Divestitures

On April 1, 2016, we completed our acquisition of AFF, in an asset acquisition that brought our primary flavor supplier in-house, secured the intellectual property of our most important flavors in perpetuity and further enhanced our flavor development and global flavor footprint capabilities. Pursuant to the terms of the AFF Transaction, we purchased AFF for $688.5 million in cash after adjustments. We accounted for the AFF Transaction in accordance with FASB ASC No. 805 “Business Combinations”.

Inventory purchased under the AFF Transaction was recorded at fair value. Raw material cost savings from the AFF Transaction were approximately $46.4 million in the year ended December 31, 2016. However, raw material cost savings were not immediately recognized upon the completion of the AFF Transaction as both the Company’s inventory on hand and inventory acquired as part of the AFF Transaction were recorded at fair value. As a result, the cost savings were not recognized through cost of goods sold until the end of the second quarter of 2016.

We incurred $4.5 million in AFF Transaction related expenses for the year ended December 31, 2016.

On June 12, 2015, we completed the TCCC Transaction which provided for a long-term strategic relationship in the global energy drink category with TCCC. As part of the TCCC Transaction, we transitioned certain distribution rights to TCCC’s distribution network.

In accordance with FASB ASC No. 420 “Exit or Disposal Cost Obligations”, we expense distributor termination costs in the period in which the written notification of termination occurs.  We incurred distributor termination costs of $79.8 million, $224.0 million and ($0.2) million for the years ended December 31, 2016, 2015 and 2014, respectively. Such termination costs have been expensed in full and are included in operating expenses for the years ended December 31, 2016, 2015 and 2014. We recognized as income $5.7 million and $39.8 million for the years ended December 31, 2016 and 2015, respectively, related to the accelerated amortization of the deferred revenue balances associated with certain of our prior distributors who were sent notices of termination during the relevant periods. No accelerated amortization of deferred revenue was recognized for the year ended December 31, 2014.

We incurred $15.5 million and $4.8 million in TCCC Transaction related expenses for the years ended December 31, 2015 and 2014, respectively. We incurred no TCCC Transaction related expenses for the year ended December 31, 2016.

Factors Impacting Profitability

The following table summarizes the selected items discussed above for the years ended December 31, 2016, 2015 and 2014:

Income Statement Items (in thousands):	2016	2015	2014

Included in Net Sales:
Accelerated recognition of deferred revenue	$5,713	$39,761	$-

Included in Operating Expenses:
Stock Repurchase expenses	$(1,556)	$-	$-
AFF Transaction expenses	(4,483)	-	-
Distributor termination costs	(79,751)	(224,000)	157
TCCC Transaction expenses	-	(15,496)	(4,824)

Gain on sale of Monster Non-Energy	$-	$161,470	$-

Net Impact on Operating Income	$(80,077)	$(38,265)	$(4,667)

Overview

We develop, market, sell and distribute energy drink beverages, sodas and/or concentrates for energy drink beverages, primarily under the following brand names:

• Monster Energy®	• Nalu®
• Monster Rehab®	• NOS®
• Monster Energy Extra Strength Nitrous Technology®	• Full Throttle®
• Java Monster®	• Burn®
• Muscle Monster®	• Mother®
• Mega Monster Energy®	• Ultra®
• Punch Monster®	• Play® and Power Play®
• Juice Monster®	• Gladiator®
• Übermonster®	• Relentless®
• BU®	• Samurai®
• Mutant® Super Soda	• BPM®

Our Monster Energy® brand energy drinks, which represented 90.1%, 92.5% and 93.9% of our net sales for the years ended December 31, 2016, 2015 and 2014, respectively, primarily include the following:

• Monster Energy®	• Java Monster® Kona Blend
• Lo-Carb Monster Energy®	• Java Monster® Loca Moca®
• Monster Assault®	• Java Monster® Mean Bean®
• Juice Monster® Khaos®	• Java Monster® Vanilla Light
• Juice Monster® Ripper®	• Java Monster® Irish Blend®
• Juice Monster® Pipeline Punch®	• Java Monster® Salted Caramel
• Monster Energy Absolutely Zero®	• Mega Monster Energy®
• Monster Energy® Import	• Monster Energy Extra Strength Nitrous
• Punch Monster® Baller’s Blend® (formerly Dub Edition)	Technology® Super Dry™
• Punch Monster® Mad Dog (formerly Dub Edition)	• Monster Energy Extra Strength Nitrous
• Monster Rehab® Tea + Lemonade + Energy	Technology® Anti-Gravity®
• Monster Rehab® Raspberry Tea + Energy (formerly Rojo)	• M3® Monster Energy® Super Concentrate
• Monster Rehab® Green Tea + Energy	• Monster Energy Zero Ultra®
• Monster Rehab® Tea + Orangeade + Energy	• Monster Energy Ultra Blue®
• Monster Rehab® Tea + Pink Lemonade + Energy	• Monster Energy Ultra Red®

• Monster Rehab® Peach Tea + Energy	• Monster Energy Ultra Black®
• Muscle Monster® Vanilla	• Monster Energy Ultra Sunrise®
• Muscle Monster® Chocolate	• Monster Energy Ultra Citron®
• Muscle Monster® Strawberry	• Monster Energy Ultra Violet™
• Muscle Monster® Banana	• Monster Energy® Valentino Rossi
• Monster Energy® Gronk	• Übermonster® Energy Brew™

We have three operating and reportable segments, (i) Monster Energy® Drinks segment which is comprised of our Monster Energy® drinks as well as Mutant® Super Soda drinks, (ii) Strategic Brands segment which includes the various energy drink brands acquired from TCCC as a result of the TCCC Transaction and (iii) Other segment (“Other”), the principal products of which include the non-energy brands disposed of as a result of the TCCC Transaction as well as the AFF Third-Party Products.

During 2016, we continued to expand our existing portfolio of drinks and further develop our distribution markets. During 2016, we introduced the following products:

•                       Monster Energy Ultra Violet™ (December 2016).

•                       Mutant® Super Soda (September 2016).

•                       Monster Energy® Gronk (February 2016).

•                       Java Monster® Salted Caramel (January 2016).

In the normal course of business we discontinue certain products and/or product lines. Those products or product lines discontinued in 2016, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Our net sales of $3,049.4 million for the year ended December 31, 2016 represented record annual net sales. The vast majority of our net sales are derived from our Monster Energy® brand energy drinks. Net sales of our Monster Energy® brand energy drinks were $2,747.9 million for the year ended December 31, 2016, an increase of $229.4 million, or 70.2% of our overall increase in net sales for the year ended December 31, 2016. Any decrease in net sales of our Monster Energy® brand energy drinks could have a significant adverse effect on our future revenues and net income. Competitive pressure in the energy drink category could also adversely affect our operating results. Net sales of our Strategic Brands acquired as part of the TCCC Transaction were $272.5 million for the year ended December 31, 2016.

Net changes in foreign currency exchange rates had an unfavorable impact on net sales in the Monster Energy® Drinks segment of approximately $17.6 million for the year ended December 31, 2016, primarily due to our operations in Europe, Mexico, Canada and South Africa, partially offset by our operations in Japan. Net changes in foreign currency exchange rates had an unfavorable impact on net sales in the Strategic Brands segment of approximately $4.7 million for the year ended December 31, 2016, primarily due to our operations in Europe.

Our growth strategy includes expanding our international business. Gross sales to customers outside the United States amounted to $888.7 million, $713.2 million and $657.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. Such sales were approximately 25%, 23% and 23% of gross sales for the years ended December 31, 2016, 2015 and 2014, respectively. Net changes in foreign currency exchange rates had an unfavorable impact on gross sales to customers outside the United States of approximately 3%, 14% and 1% for the years ended December 31, 2016, 2015, and 2014, respectively, primarily due to our operations in Europe, Mexico, Canada and South Africa, partially offset by our operations in Japan.

Our customers are primarily full service beverage bottlers/distributors, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, food service customers and the military. Percentages of our gross sales to our various customer types for the years ended December 31, 2016, 2015 and 2014 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such bottlers/distributors’ sales to their own customers.

	2016	2015	2014
U.S. full service bottlers/distributors	65%	65%	62%
Club stores and mass merchandisers	8%	9%	9%
International full service bottlers/distributors	25%	23%	23%
Retail grocery, specialty chains and wholesalers	1%	2%	4%
Other	1%	1%	2%

Our customers include the TCCC North American Bottlers, Coca-Cola European Partners, Coca-Cola Hellenic, Coca-Cola FEMSA, Coca-Cola Amatil, Swire Coca-Cola group in China, COFCO Coca-Cola group in China, Asahi, Kalil Bottling Group, Wal-Mart, Inc. (including Sam’s Club), Costco and select Anheuser-Busch distributors (the “AB Distributors”). In February 2015, in accordance with our then existing agreements with the applicable AB Distributors, we sent notices of termination to the majority of the AB Distributors in the United States for the termination of their respective distribution agreements. The associated distribution rights relating to such terminated distribution agreements have been transitioned to TCCC’s network of owned or controlled bottlers/distributors and independent bottlers/distributors as of the effective date of termination of the affected AB Distributors’ rights in the applicable territories. As of March 1, 2017, distribution rights in the U.S. representing approximately 94% of the target case sales have been transitioned to TCCC’s distribution network. A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations. TCCC, through certain wholly-owned subsidiaries (the “TCCC Subsidiaries”), accounted for approximately 41%, 43% and 29% of our net sales for the years ended December 31, 2016, 2015 and 2014, respectively.

We continue to incur expenditures in connection with the development and introduction of new products and flavors.

Value Drivers of our Business

We believe that the key value drivers of our business include the following:

•      International Growth – The introduction, development and sustained profitability of our Monster Energy® brand internationally remains a key value driver for our corporate growth. The TCCC Transaction is expected to secure fully aligned access to TCCC’s leading global distribution system, which we anticipate will accelerate our international performance. In addition, we anticipate that the TCCC Transaction will provide scale and platform synergies in a range of international geographies where we currently have limited presence, which is expected to increase our energy business in a number of international markets and establish a strong presence in additional countries for our Monster Energy® drinks brand.

•      Profitable Growth – We believe “functional” value-added brands supported by marketing and innovation and targeted to a diverse consumer base, drive profitable growth.  We continue to broaden our family of products. In particular, we have expanded our range of energy drinks, including through the addition of TCCC’s existing energy product lines in connection with the TCCC Transaction, to provide more alternatives to consumers.  We are focused on increasing the profit margins for both our Monster Energy® Drinks segment and our Strategic Brands segment, and believe that tailored branding, packaging, pricing and distribution channel strategies help achieve profitable growth. We are implementing these strategies with a view to continuing profitable growth.

•      Cost Management – The principal focus of cost management will continue to be on reducing input procurement and production costs on a per-case basis, including raw material costs and co-packing fees, as well as reducing freight costs by securing additional co-packing facilities strategically localized. Another key area of focus is to decrease promotional allowances, selling and general and administrative costs, including sponsorships, sampling, promotional and marketing expenses, as a percentage of net sales.

•      Efficient Capital Structure – Our capital structure is designed to optimize our working capital in order to finance expansion, both domestically and internationally. We believe that with our strong capital position, our ability to raise funds, if necessary, at a relatively low effective cost of borrowings, provides a competitive advantage. The reduction of accounts receivable and inventory days on hand will remain an area of focus.

We believe that, subject to increases in the costs of certain raw materials being contained, these value drivers, when properly implemented in the United States and internationally, will result in: (1) improving or maintaining our product gross profit margins; (2) providing additional leverage over time through reduced expenses as a percentage of net operating revenues; and (3) enhancing our cost of capital. The ultimate measure of success is and will be reflected in our current and future results of operations.

Gross and net sales, gross profit, operating income, net income and net income per share represent key measurements of the above value drivers. These measurements will continue to be a key management focus in 2017 and beyond (See “Part II, Item 7 – Results of Operations – Results of Operations for the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015”).

As of December 31, 2016, the Company had working capital of $961.7 million compared to $3,189.2 million as of December 31, 2015. The decrease in working capital was primarily the result of the $2.0 billion Auction Stock Repurchase Tender and the AFF Transaction. For the year ended December 31, 2016, our net cash provided by operating activities was approximately $701.4 million as compared to $522.7 million for the year ended December 31, 2015. Principal uses of cash flows in 2016 (other than the Auction Stock Repurchase Tender and the AFF Transaction), were purchases of investments, development of our Monster Energy® brand internationally and acquisition of property and equipment. These principal uses of cash flows are expected to be and remain our principal recurring use of cash and working capital funds in the future (See “Part II, Item 7 – Liquidity and Capital Resources”).

Opportunities, Challenges and Risks

Looking forward, our management has identified certain challenges and risks for the beverage industry and the Company, including our significant commercial relationship with TCCC and TCCC’s status as a significant shareholder of the Company, in each case as described above under “Part I, Item 1A – Risk Factors.”

In addition, legislation has been proposed and/or adopted at the U.S., state, county and/or municipal level and proposed and/or adopted in certain foreign jurisdictions to restrict the sale of energy drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limit caffeine content in beverages, require certain product labeling disclosures and/or warnings, impose taxes, limit product sizes or impose age restrictions for the sale of energy drinks.  In addition, articles critical of the caffeine content in energy drinks and their perceived benefits and articles indicating certain health risks of energy drinks have been published. The proposal and/or adoption of such legislation and the publication of such articles, or the future proposal and/or adoption of similar legislation or publication of similar articles, may adversely affect our Company. In addition, uncertainty and/or volatility in our domestic and/or our international economic markets could negatively affect both the stability of our industry and our Company. Furthermore, our growth strategy includes expanding our international business, which exposes us to risks inherent in conducting international operations, including the risks associated with foreign currency exchange rate fluctuations. Consumer discretionary spending also represents a challenge to the successful marketing and sale of our products. Increases in consumer and regulatory awareness of the health problems arising from obesity and inactive lifestyles continue to represent a challenge. We recognize that obesity is a complex and serious public health problem. Our commitment to consumers begins with our broad product line and a wide selection of diet, light and low calorie beverages within our energy drink product line. We continuously strive to meet changing consumer needs through beverage innovation, choice and variety. (See “Part I, Item 1A – Risk Factors”).

Our historical success is attributable, in part, to our introduction of different and innovative beverages which have been positively accepted by consumers. Our future success will depend, in part, upon our continued ability to develop and introduce different and innovative beverages that meet consumer preferences, although there can be no assurance of our ability to do so. In order to retain and expand our market share, we must continue to develop and introduce different and innovative beverages and be competitive in the areas of price, quality, method of distribution, brand image and intellectual property protection. The beverage industry is subject to changing consumer preferences that may adversely affect us if we misjudge such preferences.

In addition, other key challenges and risks that could impact our Company’s future financial results include, but are not limited to:

•	the risks associated with the realization of benefits from the TCCC Transaction, including the continued transition of the distribution of our products to TCCC’s distribution network;
•	changes in consumer preferences and demand for our products;
•	economic uncertainty in the United States, Europe and other countries in which we operate;
•	the risks associated with foreign currency exchange rate fluctuations;
•	maintenance of our brand image and product quality;
•	increasing concern over various health matters, including obesity, caffeine consumption and energy drinks generally, and changes in regulation and consumer preferences in response to those concerns;
•	profitable expansion and growth of our family of brands in the competitive market place (See “Part I, Item 1 – Business – Competition” and “Part I, Item 1 – Business – Sales and Marketing”);
•	costs of establishing and promoting our brands internationally;
•

restrictions on imports and sources of supply, duties or tariffs, changes in related government regulations and disruptions in the timely import or export of our products and/or ingredients due to port strikes and related labor issues;

•

protection of our existing intellectual property portfolio of trademarks and copyrights and the continuous pursuit to develop and protect new and innovative trademarks and copyrights for our expanding product lines;

•	limitations on available quantities of certain package containers such as the 24-ounce cap-can;
•	limitations on co-packing availability, particularly for retort production; and
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

We believe that the following opportunities exist for us:

•                 domestic and international growth potential of our products due to our continued transition to a leading global distribution network and the scale and platform synergies expected in connection with the TCCC Transaction;

•                 growth potential of the energy drink category, both domestically and internationally;

•                 planned and future new product and product line introductions with the objective of increasing sales and/or contributing to higher profitability;

•                 the introduction of premium and/or new packages designed to generate strong revenue growth;

•                 redesign, repackaging and repositioning of our Strategic Brands;

•                 package, pricing and channel opportunities to increase profitable growth;

•                 effective strategic positioning to capitalize on industry growth;

•                 broadening distribution/expansion opportunities in both domestic and international markets;

•                 launching and/or relaunching our products into new geographic markets such as India and additional markets in China; and

•                 continued focus on reducing our cost base.

Results of Operations

The following table sets forth key statistics for the years ended December 31, 2016, 2015 and 2014, respectively.

(In thousands, except per share amounts)				Percentage Change	Percentage Change
	2016	2015	2014	16 vs. 15	15 vs. 14
Net sales¹	$3,049,393	$2,722,564	$2,464,867	12.0%	10.5%

Cost of sales	1,107,393	1,090,263	1,125,057	1.6%	(3.1%)
Gross profit*¹	1,942,000	1,632,301	1,339,810	19.0%	21.8%
Gross profit as a percentage of net sales¹	63.7%	60.0%	54.4%

Operating expenses²	856,662	900,118	592,305	(4.8%)	52.0%
Operating expenses as a percentage of net sales	28.1%	33.1%	24.0%

Gain on sale of Monster Non-Energy	-	161,470	-

Operating income¹‚²	1,085,338	893,653	747,505	21.4%	19.6%
Operating income as a percentage of net sales	35.6%	32.8%	30.3%

Other expense, net	5,653	2,105	1,717	168.6%	22.6%

Income before provision for income taxes¹‚²	1,079,685	891,548	745,788	21.1%	19.5%

Provision for income taxes	367,000	344,815	262,603	6.4%	31.3%

Income taxes as a percentage of income before taxes	34.0%	38.7%	35.2%

Net income¹‚²	$712,685	$546,733	$483,185	30.4%	13.2%
Net income as a percentage of net sales	23.4%	20.1%	19.6%

Net income per common share:
Basic	$1.21	$0.97	$0.96	25.6%	0.2%
Diluted	$1.19	$0.95	$0.92	25.6%	2.4%

Case sales (in thousands)
(in 192-ounce case equivalents)	320,960	274,621	238,280	16.9%	15.3%

¹Includes $40.3 million, $62.8 million and $15.0 million for the years ended December 31, 2016, 2015 and 2014, respectively, related to the recognition of deferred revenue. Included in the $40.3 million and the $62.8 million recognition of deferred revenue for the years ended December 31, 2016 and 2015, respectively, is $5.7 million and $39.8 million related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors who were sent notices of termination during the relevant periods.

²Includes $79.8 million, $224.0 million and ($0.2) million for the years ended December 31, 2016, 2015 and 2014, respectively, related to distributor termination costs.

*Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses. We include out-bound freight and warehouse costs in operating expenses rather than in cost of sales.

Results of Operations for the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015.

Net Sales. Net sales were $3,049.4 million for the year ended December 31, 2016, an increase of approximately $326.8 million, or 12.0% higher than net sales of $2,722.6 million for the year ended December 31, 2015. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $229.4 million of the overall increase in net sales. Net sales of our Monster Energy® brand energy drinks increased partially due to increased sales by volume as a result of increased domestic and international consumer demand. Net sales of our Strategic Brands were $272.5 million for the year ended December 31, 2016, as compared with $143.3 million for the year ended December 31, 2015 (effectively from June 13, 2015 to December 31, 2015). There were no net sales during the year ended December 31, 2016 for the non-energy brands disposed of as a result of the TCCC Transaction on June 12, 2015, which resulted in a decrease in net sales of $60.8 million from the year ended December 31, 2015. Net sales of our AFF Third- Party Products were $17.0 million for the year ended December 31, 2016.  There were no net sales of our AFF Third-Party Products for the year ended December 31, 2015. Net sales included $5.7 million and $39.8 million for the years ended December 31, 2016 and 2015, respectively, related to the acceleration of deferred revenue balances associated with certain of the Company’s prior distributors. No other individual product line contributed either a material increase or decrease to net sales for the year ended December 31, 2016.

Net changes in foreign currency exchange rates had an unfavorable impact on net sales in the Monster Energy® Drinks segment of approximately $17.6 million for the year ended December 31, 2016, primarily due to our operations in Europe, Mexico, Canada and South Africa, partially offset by our operations in Japan. Net changes in foreign currency exchange rates had an unfavorable impact on net sales in the Strategic Brands segment of approximately $4.7 million for the year ended December 31, 2016, primarily due to our operations in Europe.

Case sales, in 192-ounce case equivalents, were 321.0 million cases for the year ended December 31, 2016, an increase of approximately 46.3 million cases or 16.9% higher than case sales of 274.6 million cases for the year ended December 31, 2015. The overall average net sales per case (excluding AFF Third-Party Products’ net sales of $17.0 million, as these sales do not have unit case equivalents) decreased to $9.45 for the year ended December 31, 2016, which was 4.7% lower than the average net sales per case of $9.91 for the year ended December 31, 2015. The lower net sales per case was primarily attributable to sales of concentrates and/or beverage bases in the Strategic Brands segment, which generally generate lower net operating revenues than products within the Monster Energy® Drinks segment.

Net sales for the Monster Energy® Drinks segment were $2,759.9 million for the year ended December 31, 2016, an increase of approximately $241.4 million, or 9.6% higher than net sales of $2,518.5 million for the year ended December 31, 2015. No other individual product line contributed either a material increase or decrease to net sales for the year ended December 31, 2016.

Net sales for the Strategic Brands segment were $272.5 million for the year ended December 31, 2016, an increase of approximately $129.2 million, or 90.2% higher than net sales of $143.3 million for the year ended December 31, 2015 (effectively from June 13, 2015 to December 31, 2015).

Net sales for the Other segment were $17.0 million for the year ended December 31, 2016, a decrease of approximately $43.8 million, or 72.0% lower than net sales of $60.8 million for the year ended December 31, 2015. Net sales for the Other segment for the year ended December 31, 2016 are comprised of sales of the AFF Third-Party Products. Net sales for the Other segment for the year ended December 31, 2015 are comprised of sales of the non-energy brands disposed of as a result of the TCCC Transaction on June 12, 2015 (effectively from January 1, 2015 to June 12, 2015).

Gross Profit.  Gross profit was $1,942.0 million for the year ended December 31, 2016, an increase of approximately $309.7 million, or 19.0% higher than the gross profit of $1,632.3 million for the year ended December 31, 2015. Gross profit as a percentage of net sales increased to 63.7% for the year ended December 31, 2016 from 60.0% for the year ended December 31, 2015.  The increase in gross profit dollars was primarily the result of the $229.4 million and $129.2 million increase in net sales of our Monster Energy® brand energy drinks and our Strategic Brands, respectively. The increase in gross profit as a percentage of net sales was primarily attributable to (i) the Strategic Brands segment, which generally has higher gross margins than the Monster Energy® Drinks segment, (ii) no sales in the year ended December 31, 2016 for the non-energy brands disposed of as a result of the TCCC Transaction on June 12, 2015, which generally had lower gross margins than the Monster Energy® Drinks segment, (iii) lower costs of certain raw materials, (iv) the raw material cost savings resulting from the AFF Transaction and (v) changes in product sales mix.

Operating Expenses.  Total operating expenses were $856.7 million for the year ended December 31, 2016, a decrease of approximately $43.5 million, or 4.8% lower than total operating expenses of $900.1 million for the year ended December 31, 2015. The decrease in operating expenses was primarily due to the $144.2 million decrease in costs associated with distributor terminations. To a lesser extent, the decrease in operating expenses was also due to decreased expenditures of $15.4 million of professional service costs and transaction expenses related to the TCCC Transaction, decreased expenditures of $3.5 million for distribution costs and decreased expenditures of $3.5 million for advertising. The decrease in operating expenses was partially offset by increased payroll expenses of $29.5 million (of which $13.1 million was related to an increase in stock-based compensation), increased expenditures of $27.3 million for sponsorships and endorsements, increased expenditures of $15.7 million for professional service costs (exclusive of expenditures related to the Auction Stock Repurchase Tender, the AFF Transaction and the TCCC Transaction), including legal and accounting fees, increased expenditures of $8.4 million for premiums, increased expenditures of $7.9 million for other marketing expenses, increased expenditures of $6.5 million for commissions, increased intangible asset amortization of $6.6 million and $6.0 million of professional service costs and transaction expenses related to the Auction Stock Repurchase Tender and the AFF Transaction, respectively.

Contribution Margin.  Contribution margin for the Monster Energy® Drinks segment was $1,148.4 million for the year ended December 31, 2016, an increase of approximately $312.4 million, or 37.4% higher than contribution margin of $836.1 million for the year ended December 31, 2015. The increase in contribution margin for the Monster Energy® Drinks segment was primarily the result of the $144.2 million decrease in costs associated with distributor terminations as well as the $229.4 million increase in net sales of our Monster Energy® brand energy drinks.  The increase in contribution margin for the Monster Energy® Drinks segment was partially offset by the $39.8 million of accelerated amortization of deferred revenue during the year ended December 31, 2015 related to distributor terminations, as compared to $5.7 million during the year ended December 31, 2016.

Contribution margin for the Strategic Brands segment was $163.1 million for the year ended December 31, 2016, an increase of approximately $73.3 million, or 81.6% higher than contribution margin of $89.8 million for the year ended December 31, 2015 (effectively from June 13, 2015 to December 31, 2015).

Contribution margin for the Other segment was $2.3 million for the year ended December 31, 2016, as compared to contribution margin of $165.2 million for the year ended December 31, 2015. Included in contribution margin for the Other segment for the year ended December 31, 2015 was the $161.5 million gain on the sale of the rights in and to our non-energy business (“Monster Non-Energy”) to TCCC.

Operating Income.  Operating income was $1,085.3 million for the year ended December 31, 2016, an increase of approximately $191.7 million, or 21.4% higher than operating income of $893.7 million for the year ended December 31, 2015. Operating income as a percentage of net sales increased to 35.6% for the year ended December 31, 2016 from 32.8% for the year ended December 31, 2015. The increase in operating income in dollars was primarily due to the $144.2 million decrease in costs associated with distributor terminations, as well as the $309.7 million increase in gross profit. The increase in operating income was partially offset by the $161.5 million gain on the sale of Monster Non-Energy for the year ended December 31, 2015. Operating income was $101.7 million and $67.0 million for the year ended December 31, 2016 and 2015, respectively, in relation to our operations in Africa, Asia, Australia, Europe, the Middle East and South America.

Other Expense, net.  Other expense, net was $5.7 million for the year ended December 31, 2016, as compared to other expense, net of $2.1 million for the year ended December 31, 2015. Foreign currency transaction losses were $9.7 million and $5.5 million for the years ended December 31, 2016 and 2015, respectively. Interest income was $4.0 million and $3.1 million for the years ended December 31, 2016 and 2015, respectively.

Provision for Income Taxes.  Provision for income taxes was $367.0 million for the year ended December 31, 2016, an increase of $22.2 million or 6.4% higher than the provision for income taxes of $344.8 million for the year ended December 31, 2015.  The effective combined federal, state and foreign tax rate decreased to 34.0% from 38.7% for the years ended December 31, 2016 and 2015, respectively. The decrease in the effective tax rate was primarily due to the increase in the stock compensation deduction as well as the increase in the domestic production deduction taken in the year ended December 31, 2016.  The decrease in the effective tax rate was partially offset by the disallowance of a tax deduction for certain costs related to the TCCC Transaction and the release of the valuation allowance against the deferred tax assets of a certain foreign jurisdiction in the year ended December 31, 2015.

Net Income.  Net income was $712.7 million for the year ended December 31, 2016, an increase of $165.9 million or 30.4% higher than net income of $546.7 million for the year ended December 31, 2015. The increase in net income was primarily attributable to the $144.2 million decrease in costs associated with distributor terminations as well as the increase in gross profit of $309.7 million. The increase in net income was partially offset by the $161.5 million gain on the sale of Monster Non-Energy for the year ended December 31, 2015 as well as an increase in the provision for income taxes of $22.2 million.

Results of Operations for the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014.

Net Sales. Net sales were $2,722.6 million for the year ended December 31, 2015, an increase of approximately $257.7 million, or 10.5% higher than net sales of $2,464.9 million for the year ended December 31, 2014. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $204.0 million of the overall increase in net sales. Net sales of our Monster Energy® brand energy drinks increased partially due to increased sales by volume as a result of increased domestic and international consumer demand. Net sales of our Strategic Brands were $143.3 million for the year ended December 31, 2015. Net sales for the Other segment, the principal products of which include the brands disposed of as a result of the TCCC Transaction on June 12, 2015, decreased $89.6 million for the year ended December 31, 2015 (effectively from January 1, 2015 to June 12, 2015). Net sales for the year ended December 31, 2015 included $39.8 million related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors. No other individual product line contributed either a material increase or decrease to net sales for the year ended December 31, 2015.

Net changes in foreign currency exchange rates had an unfavorable impact on net sales in the Monster Energy® Drinks segment of approximately $74.1 million for the year ended December 31, 2015, primarily due to our operations in Europe, Japan, Mexico, Canada and South Africa. Net changes in foreign currency exchange rates had an unfavorable impact on net sales in the Strategic Brands segment of approximately $10.2 million for the year ended December 31, 2015, primarily due to our operations in Europe.

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

Net sales for the Monster Energy® Drinks segment were $2,518.5 million for the year ended December 31, 2015, an increase of approximately $204.0 million, or 8.8% higher than net sales of $2,314.5 million for the year ended December 31, 2014.

Net sales for the Strategic Brands segment were $143.3 million for the year ended December 31, 2015 (effectively from June 13, 2015 to December 31, 2015). There were no net sales for the Strategic Brands segment for the year ended December 31, 2014.

Net sales for the Other segment, the principal products of which include the brands disposed of as a result of the TCCC Transaction, were $60.8 million for the year ended December 31, 2015 (effectively from January 1, 2015 to June 12, 2015), a decrease of approximately $89.6 million, or 59.6% lower than net sales of $150.3 million for the year ended December 31, 2014.

Gross Profit.  Gross profit was $1,632.3 million for the year ended December 31, 2015, an increase of approximately $292.5 million, or 21.8% higher than the gross profit of $1,339.8 million for the year ended December 31, 2014. Gross profit as a percentage of net sales increased to 60.0% for the year ended December 31, 2015 from 54.4% for the year ended December 31, 2014.  The increase in gross profit dollars was primarily the result of the $204.0 million increase in net sales of our Monster Energy® brand energy drinks, the $143.3 million of net sales for the Strategic Brands segment as well as the $39.8 million accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors. The increase in gross profit as a percentage of net sales was primarily attributable to the Strategic Brands segment, which generally has higher gross margins than the Monster Energy® Drinks segment, the decrease in the net sales of the Other segment, which generally has lower gross margins than the Monster Energy® Drinks segment, the $39.8 million accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors, changes in product sales mix and lower costs of certain sweeteners and other raw materials.

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

Contribution Margin.  Contribution margin for the Monster Energy® Drinks segment was $836.1 million for the year ended December 31, 2015, a decrease of approximately $68.1 million, or 7.5% lower than contribution margin of $904.2 million for the year ended December 31, 2014. The decrease in the contribution margin for the Monster Energy® Drinks segment was primarily the result of the increased expenditures of $224.2 million relating to the costs associated with terminating certain existing distributors.  Contribution margin for the Strategic Brands segment was $89.8 million for the year ended December 31, 2015. There was no contribution margin for the Strategic Brands segment for the year ended December 31, 2014. Contribution margin for the Other segment was $165.2 million for the year ended December 31, 2015 (effectively from January 1 to June 12), as compared to $7.6 million for the year ended December 31, 2014. The increase in contribution margin for the Other segment was primarily the result of the $161.5 million gain on the sale of Monster Non-Energy.

Operating Income.  Operating income was $893.7 million for the year ended December 31, 2015, an increase of approximately $146.1 million, or 19.6% higher than operating income of $747.5 million for the year ended December 31, 2014. Operating income as a percentage of net sales increased to 32.8% for the year ended December 31, 2015 from 30.3% for the year ended December 31, 2014, primarily due to the $292.5 million increase in gross profit as well as the $161.5 million gain on the sale of Monster Non-Energy. The increase in operating income in dollars was offset by increased costs of $224.2 million associated with terminating certain existing distributors as well as the increase in other operating expenses. Operating income was $67.0 million and $46.3 million for the years ended December 31, 2015 and 2014, respectively, in relation to our operations in Africa, Asia, Australia, Europe, the Middle East and South America.

Other Expense, net.  Other expense, net was $2.1 million for the year ended December 31, 2015, as compared to other expense, net of $1.7 million for the year ended December 31, 2014. Foreign currency transaction losses were $5.5 million and $3.4 million for the years ended December 31, 2015 and 2014, respectively. Interest income was $3.1 million and $1.1 million for the years ended December 31, 2015 and 2014, respectively.

Provision for Income Taxes.  Provision for income taxes was $344.8 million for the year ended December 31, 2015, an increase of $82.2 million or 31.3% higher than the provision for income taxes of $262.6 million for the year ended December 31, 2014.  The effective combined federal, state and foreign tax rate increased to 38.7% for the year ended December 31, 2015 from 35.2% for the year ended December 31, 2014. The increase in the effective tax rate was primarily due to the disallowance for tax purposes of certain costs related to the TCCC Transaction, the decrease in tax benefits relating to the domestic production deduction and the establishment of valuation allowances against the deferred tax assets in certain foreign jurisdictions.  In addition, the profits, or a portion thereof, earned in certain foreign subsidiaries during the year ended December 31, 2014 had no related tax expense as a result of the prior establishment of valuation allowances on their deferred tax assets. The increase in the effective tax rate for the year ended December 31, 2015 was partially offset by the release of the valuation allowances against the deferred tax assets of certain foreign jurisdictions.

Net Income.  Net income was $546.7 million for the year ended December 31, 2015, an increase of $63.5 million or 13.2% higher than net income of $483.2 million for the year ended December 31, 2014.

Non-GAAP Financial Measures

Gross sales**. Gross sales were $3,485.5 million for the year ended December 31, 2016, an increase of approximately $379.8 million, or 12.2% higher than gross sales of $3,105.7 million for the year ended December 31, 2015. The increase in gross sales of our Monster Energy® brand energy drinks represented approximately $300.7 million of the overall increase in gross sales. Gross sales of our Monster Energy® brand energy drinks increased partially due to increased sales by volume as a result of increased domestic and international consumer demand. Gross sales of our Strategic Brands were $294.6 million for the year ended December 31, 2016, as compared with $156.3 million for the year ended December 31, 2015 (effectively from June 13, 2015 to December 31, 2015). There were no gross sales during the year ended December 31, 2016 for the non-energy brands disposed of as a result of the TCCC Transaction on June 12, 2015, which resulted in a decrease in gross sales of $68.5 million from the year ended December 31, 2015 for the Other segment. Gross sales of our AFF Third-Party Products were $17.2 million for the year ended December 31, 2016. There were no sales of our AFF Third-Party Products for the year ended December 31, 2015. No other individual product line contributed either a material increase or decrease to gross sales for the year ended December 31, 2016.

Promotional and other allowances, as described in the footnote below, were $436.1 million for the year ended December 31, 2016, an increase of $53.0 million, or 13.8% higher than promotional and other allowances of $383.1 million for the year ended December 31, 2015. Promotional and other allowances as a percentage of gross sales increased to 12.5% for the year ended December 31, 2016 from 12.3% for the year ended December 31, 2015.

Net changes in foreign currency exchange rates had an unfavorable impact on gross sales in the Monster Energy® Drinks segment of approximately $26.2 million for the year ended December 31, 2016, primarily due to our operations in Europe, Mexico, Canada and South Africa. Net changes in foreign currency exchange rates had an unfavorable impact on gross sales in the Strategic Brands segment of approximately $4.7 million for the year ended December 31, 2016, primarily due to our operations in Europe.

Gross sales**. Gross sales were $3,105.7 million for the year ended December 31, 2015, an increase of approximately $278.6 million, or 9.9% higher than gross sales of $2,827.1 million for the year ended December 31, 2014. The increase in the gross sales of our Monster Energy® brand energy drinks represented approximately $222.1 million, or 79.7%, of the overall increase in gross sales. Gross sales of our Monster Energy® brand energy drinks increased primarily due to increased sales by volume as a result of increased domestic and international consumer demand. Gross sales of our Strategic Brands were $156.3 million for the year ended December 31, 2015. Gross sales for the Other segment, the principal products of which include the brands disposed of as a result of the TCCC Transaction on June 12, 2015, decreased $99.8 million for the year ended December 31, 2015 from the year ended December 31, 2014. Gross sales for the year ended December 31, 2015 included $39.8 million related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors, which represented 14.3% of our overall increase in gross sales. No other individual product line contributed either a material increase or decrease to gross sales for the year ended December 31, 2015.

Promotional and other allowances, as described in the footnote below, were $383.1 million for the year ended December 31, 2015, an increase of $20.9 million, or 5.8% higher than promotional and other allowances of $362.2 million for the year ended December 31, 2014. Promotional and other allowances as a percentage of gross sales decreased to 12.3% for the year ended December 31, 2015 from 12.8% for the year ended December 31, 2014.

Net changes in foreign currency exchange rates had an unfavorable impact on gross sales in the Monster Energy® Drinks segment of approximately $92.2 million for the year ended December 31, 2015, primarily due to our operations in Europe, Japan, Mexico, Canada and South Africa. Net changes in foreign currency exchange rates had an unfavorable impact on gross sales in the Strategic Brands segment of approximately $10.2 million for the year ended December 31, 2015, primarily due to our operations in Europe.

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

The following table reconciles the non-GAAP financial measure of gross sales with the most directly comparable GAAP financial measure of net sales:

In thousands				Percentage Change	Percentage Change
	2016	2015	2014	16 vs. 15	15 vs. 14
Gross sales, net of discounts and returns	$3,485,463	$3,105,665	$2,827,092	12.2%	9.9%
Less: Promotional and other allowances***	436,070	383,101	362,225	13.8%	5.8%
Net Sales	$3,049,393	$2,722,564	$2,464,867	12.0%	10.5%

***Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the presentation thereof does not conform with GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances primarily include consideration given to the Company’s bottlers/distributors or retail customers including, but not limited to, the following: (i) discounts granted off list prices to support price promotions to end-consumers by retailers; (ii) reimbursements given to the Company’s bottlers/distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (iii) the Company’s agreed share of fees given to bottlers/distributors and/or directly to retailers for advertising, in-store marketing and promotional activities; (iv) the Company’s agreed share of slotting, shelf space allowances and other fees given directly to retailers; (v) incentives given to the Company’s bottlers/distributors and/or retailers for achieving or exceeding certain predetermined sales goals; (vi) discounted or free products; (vii) contractual fees given to the Company’s bottlers/distributors related to sales made by the Company direct to certain customers that fall within the bottler’s/distributors’ sales territories; and (viii) commissions paid to our customers. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. Promotional and other allowances constitute a material portion of our marketing activities. The Company’s promotional allowance programs with its numerous bottlers/distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year. The primary drivers of our promotional and other allowance activities for the years ended December 31, 2016, 2015 and 2014 were (i) to promote trial and increase sales volume, (ii) to address market conditions, and (iii) to secure shelf and display space at retail.

Sales

The table set forth below discloses selected quarterly data regarding sales for the past five years.  Data from any one or more quarters is not necessarily indicative of annual results or continuing trends.

Sales of beverages are expressed in unit case volume. A “unit case” means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings). Unit case volume means the number of unit cases (or unit case equivalents) of finished products or concentrates, as if converted into finished products, sold by us.

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

	2016	2015	2014	2013	2012
Net Sales (in Thousands)
Quarter 1	$680,186	$626,791	$536,129	$484,223	$454,605
Quarter 2	827,488	693,722	687,199	630,934	592,640
Quarter 3	787,954	756,619	635,972	590,422	541,940
Quarter 4	753,765	645,432	605,567	540,849	471,517
Total	$3,049,393	$2,722,564	$2,464,867	$2,246,428	$2,060,702

Less: AFF third party net sales (in Thousands)
Quarter 1	$-	$-	$-	$-	$-
Quarter 2	(6,635)	-	-	-	-
Quarter 3	(5,686)	-	-	-	-
Quarter 4	(4,690)	-	-	-	-
Total	$(17,011)	$-	$-	$-	$-

Adjusted Net Sales (in Thousands)¹
Quarter 1	$680,186	$626,791	$536,129	$484,223	$454,605
Quarter 2	820,853	693,722	687,199	630,934	592,640
Quarter 3	782,268	756,619	635,972	590,422	541,940
Quarter 4	749,075	645,432	605,567	540,849	471,517
Total	$3,032,382	$2,722,564	$2,464,867	$2,246,428	$2,060,702

Unit Case Volume / Sales (in Thousands)
Quarter 1	72,653	57,779	51,926	47,749	44,396
Quarter 2	87,574	68,037	65,587	61,615	57,525
Quarter 3	82,767	81,274	62,204	59,204	54,611
Quarter 4	77,966	67,531	58,563	52,780	46,386
Total	320,960	274,621	238,280	221,348	202,918

Adjusted Average Net Sales Per Case
Quarter 1	$9.36	$10.85	$10.32	$10.14	$10.24
Quarter 2	9.37	10.20	10.48	10.24	10.30
Quarter 3	9.45	9.31	10.22	9.97	9.92
Quarter 4	9.61	9.56	10.34	10.25	10.17
Total	$9.45	$9.91	$10.34	$10.15	$10.16

1Excludes Other segment net sales of $6.6 million, $5.7 million and $4.7 million for the three-months ended June 30, 2016, September 30, 2016 and December 31, 2016, respectively, comprised of sales of our AFF Third-Party Products to independent third parties as these sales do not have unit case equivalents.

The following represents case sales by segment for the years ended December 31:

(In thousands, except average net sales per case)
	2016	2015	2014	2013	2012
Net sales	$3,049,393	$2,722,564	$2,464,867	$2,246,428	$2,060,702
Less: AFF third-party sales	(17,011)	-	-	-	-
Adjusted net sales¹	$3,032,382	$2,722,564	$2,464,867	$2,246,428	$2,060,702

Case sales by segment:
Monster Energy® Drinks	256,323	228,628	210,444	191,830	173,766
Strategic Brands	64,637	34,791	-	-	-
Other	-	11,202	27,836	29,518	29,152
Total case sales	320,960	274,621	238,280	221,348	202,918
Average net sales per case	$9.45	$9.91	$10.34	$10.15	$10.16

1Excludes Other segment net sales of $17.0 million for the year ended December 31, 2016, comprised of sales of our AFF Third-Party Products to independent third parties as these sales do not have unit case equivalents.

Inflation

We do not believe that inflation had a significant impact on our results of operations for the years ended December 31, 2016, 2015 or 2014.

Liquidity and Capital Resources

Cash flows provided by operating activities.  Cash provided by operating activities was $701.4 million for the year ended December 31, 2016, as compared with cash provided by operating activities of $522.7 million for the year ended December 31, 2015.

For the year ended December 31, 2016, cash provided by operating activities was primarily attributable to net income earned of $712.7 million and adjustments for certain non-cash expenses, consisting of $45.8 million of stock-based compensation and $40.8 million of depreciation and other amortization. For the year ended December 31, 2016, cash provided by operating activities also increased due to a $45.3 million increase in accounts payable, a $20.9 million decrease in inventories, a $13.8 million increase in deferred revenue, an $8.1 million increase in accrued compensation and a $4.4 million increase in income taxes payable. For the year ended December 31, 2016, cash used in operating activities was due to an $86.4 million increase in accounts receivable, a $48.0 million increase in prepaid income taxes, a $20.0 million increase in distributor receivables, a $19.1 million change in deferred income taxes, a $6.7 million increase in prepaid expenses and other current assets, a $3.9 million decrease in accrued promotional allowances, a $3.3 million decrease in accrued distributor terminations and a $2.9 million decrease in accrued liabilities.

For the year ended December 31, 2015, cash provided by operating activities was primarily attributable to net income earned of $546.7 million and adjustments for certain non-cash expenses, consisting of $32.7 million of stock-based compensation and $30.9 million of depreciation and other amortization. For the year ended December 31, 2015, cash provided by operating activities also increased due to a $311.5 million increase in income taxes payable, a $20.9 million increase in accounts payable, a $43.3 million increase in accrued liabilities, a $7.0 million increase in accrued promotional allowances, an $11.2 million increase in accrued distributor terminations and a $4.5 million increase in accrued compensation. For the year ended December 31, 2015, cash used in operating activities was due to a $181.6 million change in deferred income taxes, a $77.3 million increase in accounts receivable, a $38.6 million decrease in deferred revenue, an $11.0 million increase in prepaid income taxes, a $7.1 million increase in inventories and a $9.7 million increase in prepaid expenses and other current assets.

Cash flows (used in) provided by investing activities. Net cash used in investing activities was $256.2 million for the year ended December 31, 2016 as compared to cash provided by investing activities of $400.1 million for the year ended December 31, 2015.

For the year ended December 31, 2016, cash used in investing activities was primarily attributable to the purchase of AFF, purchases of available-for-sale and held-to-maturity investments, purchases of property and equipment, and additions to intangibles. For the year ended December 31, 2015, cash used in investing activities was primarily attributable to purchases of held-to-maturity investments and to purchases of property and equipment. For both the years ended December 31, 2016 and 2015, cash provided by investing activities was attributable to maturities of held-to-maturity investments and sales of available-for-sale investments. For the year ended December 31, 2015, cash provided by investing activities included $198.0 million from the sale of Monster Non-Energy and $179.7 million from the transfer of distribution rights pursuant to the TCCC Transaction. For both the years ended December 31, 2016 and 2015, cash used in investing activities also included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software and equipment used for sales and administrative activities, as well as certain leasehold improvements. We expect to continue to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, leasehold improvements, the acquisition of capital equipment (specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products), to develop our brand in international markets and for other corporate purposes. From time to time, we may also purchase additional real property related to our beverage business and/or acquire compatible businesses as a use of cash in excess of our requirements for operations.

Cash flows (used in) provided by financing activities.  Cash used in financing activities was $2,238.4 million for the year ended December 31, 2016 as compared to cash provided by financing activities of $887.6 million for the year ended December 31, 2015. The increase in cash flows used in financing activities was primarily the result of purchases of our common stock during the year ended December 31, 2016.

Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment (including real property and coolers), leasehold improvements, construction of our new warehouse, build out of our recently purchased offices, acquisition and maintenance of trademarks, payments of accounts payable, income taxes payable and purchases of our common stock are expected to remain our principal recurring use of cash.

Cash and cash equivalents, short-term and long-term investments – As of December 31, 2016, we had $377.6 million in cash and cash equivalents and $222.9 million in short-term and long-term investments. We have historically invested these amounts in U.S. Treasury bills, U.S. government agency securities and municipal securities (which may have an auction reset feature), certificates of deposit, commercial paper, variable rate demand notes and money market funds meeting certain criteria. We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical rating organizations) in selecting and maintaining our investments. We regularly assess market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Of our $377.6 million of cash and cash equivalents held at December 31, 2016, $207.5 million was held by our foreign subsidiaries. No short-term or long-term investments were held by our foreign subsidiaries at December 31, 2016. We do not intend, nor do we foresee a need, to repatriate undistributed earnings of our foreign subsidiaries other than to repay certain intercompany debt owed to our U.S. operations. Under current tax laws, if funds in excess of intercompany amounts owed were repatriated to our U.S. operations, we would be required to accrue and pay additional income taxes on such excess funds at the tax rates then in effect.

We believe that cash available from operations, including our cash resources and our revolving line of credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of shares of our common stock, as well as purchases of capital assets, equipment and properties, through at least the next 12 months. Based on our current plans, at this time we estimate that capital expenditures (exclusive of common stock repurchases) are likely to be approximately $200.0 million through December 31, 2017.  However, future business opportunities may cause a change in this estimate.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of December 31, 2016:

	Payments due by period (in thousands)
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Contractual Obligations¹	$163,273	$91,003	$57,390	$14,880	$-
Capital Leases	1,105	1,105	-	-	-
Operating Leases	18,782	5,677	3,008	2,085	8,012
Purchase Commitments²	47,033	47,033	-	-	-
	$230,193	$144,818	$60,398	$16,965	$8,012

¹Contractual obligations include our obligations related to sponsorships and other commitments.

²Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms, but are generally satisfied within one year.

In September 2016, the Company completed its acquisition of approximately 49 acres of land, located in Rialto, CA, for a purchase price of approximately $39.1 million. The Company has begun construction of an approximately 1,000,000 square-foot building, which it hopes to have LEED certified, to replace its current leased warehouse and distribution facilities located in Corona, CA. The Company has entered into an approximately $36.8 million guaranteed maximum price construction contract for the construction of the building of which $33.7 million remained outstanding as of December 31, 2016.

In addition, the recognized tax benefits recorded as liabilities as of December 31, 2016 are immaterial.  It is expected that any change in the amount of unrecognized tax benefit within the next 12 months will not be significant.

Accounting Policies and Pronouncements

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP.  GAAP requires us to make estimates and assumptions that affect the reported amounts in our consolidated financial statements. The following summarizes our most significant accounting and reporting policies and practices:

Business Combinations – Business acquisitions are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations”.  FASB ASC 805 requires the reporting entity to identify the acquirer, determine the acquisition date, recognize and measure the identifiable tangible and intangible assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity, and recognize and measure goodwill or a gain from the purchase. The acquiree’s results are included in the Company’s consolidated financial statements from the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. Adjustments to fair value assessments are recorded to goodwill over the measurement period (not longer than twelve months). The acquisition method also requires that acquisition-related transaction and post-acquisition restructuring costs be charged to expense and requires the Company to recognize and measure certain assets and liabilities including those arising from contingencies and contingent consideration in a business combination.

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

Investments – The Company’s investments in debt securities are classified as either held-to-maturity, available-for-sale or trading, in accordance with FASB ASC 320. Held-to-maturity securities are those securities that the Company has the positive intent and ability to hold until maturity. Trading securities are those securities that the Company intends to sell in the near term. All other securities not included in the held-to-maturity or trading category are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost which approximates fair market value. Trading securities are carried at fair value with unrealized gains and losses charged to earnings. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded within accumulated other comprehensive loss as a separate component of stockholders’ equity. FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. Under FASB ASC 320-10-35, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference being defined as the “Credit Loss”) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or will be required, to sell the security before recovery of the security’s amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of Credit Loss if the investor does not intend to sell the security, and will not be required to sell the security, before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive loss, net of applicable taxes. The Company evaluates whether the decline in fair value of its investments is other-than-temporary at each quarter-end. This evaluation consists of a review by management, and includes market pricing information and maturity dates for the securities held, market and economic trends in the industry and information on the issuer’s financial condition and, if applicable, information on the guarantors’ financial condition. Factors considered in determining whether a loss is temporary include the length of time and extent to which the investment’s fair value has been less than its cost basis, the financial condition and near-term prospects of the issuer and guarantors, including any specific events which may influence the operations of the issuer and our intent and ability to retain the investment for a reasonable period of time sufficient to allow for any anticipated recovery of fair value.

Accounts Receivable – The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s recent loss history and an overall assessment of past due trade accounts receivable outstanding.  In accordance with FASB ASC 210-20-45, in its consolidated balance sheets, the Company has presented accounts receivable, net of promotional allowances, only for those customers that it allows net settlement. All other accounts receivable and related promotional allowances are shown on a gross basis.

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

Goodwill – The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not amortized; instead goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If the Company determines that the fair value is less than the carrying value, the Company will use a two-step process to determine the amount of goodwill impairment. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process, performed only if a potential impairment exists, involves determining the difference between the fair value of the reporting unit’s net assets, other than goodwill, and the fair value of the reporting unit. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value. For the fiscal years ended December 31, 2016, 2015 and 2014 there were no impairments recorded.

Other Intangibles – Other Intangibles are comprised of trademarks that represent the Company’s exclusive ownership of the Monster Energy®, ®, Monster Rehab®, Java Monster®, Unleash the Beast®, Monster Energy Extra Strength Nitrous Technology®, Muscle Monster®, Mega Monster Energy®, Punch Monster®, Juice Monster®, M3®, Ubermonster®, BU®, Nalu®, NOS®, Full Throttle®, Burn®, Mother®, Ultra®, Play® and Power Play®, Gladiator®, Relentless®, Samurai® and BPM® trademarks, all used in connection with the manufacture, sale and distribution of beverages. The Company also owns in its own right a number of other trademarks in the United States, as well as in a number of countries around the world. In addition, as a result of the AFF Transaction, we secured the intellectual property of our most important flavors for certain of our Monster Energy® Brand energy drinks in perpetuity. In accordance with FASB ASC 350, intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of its indefinite-lived assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. The Company amortizes its intangibles with finite useful lives over their respective useful lives. For the fiscal years ended December 31, 2016, 2015 and 2014 there were no impairments recorded.

Long-Lived Assets – Management regularly reviews property and equipment and other long-lived assets, including certain definite-lived intangible assets, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  If there is indication of impairment, management then prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated using the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. For the fiscal years ended December 31, 2016, 2015 and 2014, there were no impairment indicators identified. Long-lived assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell.

Foreign Currency Translation and Transactions – The accounts of the Company’s foreign subsidiaries are translated in accordance with FASB ASC 830. Foreign currency transaction gains and losses are recognized in other expense, net, at the time they occur. Net foreign currency exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries whose functional currency is not the U.S. dollar are recorded as a part of accumulated other comprehensive loss in stockholders’ equity. Unrealized foreign currency exchange gains and losses on certain intercompany transactions that are of a long-term investment nature (i.e., settlement is not planned or anticipated in the foreseeable future) are also recorded in accumulated other comprehensive loss in stockholders’ equity. During the years ended December 31, 2016, 2015 and 2014, we entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries non-functional currency denominated assets and liabilities. All foreign currency exchange contracts outstanding as of December 31, 2016 have terms of one month or less. We do not enter into forward currency exchange contracts for speculation or trading purposes.

Revenue Recognition – The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured.

Generally, ownership of, and title to, the Company’s finished products passes to customers upon delivery of the products to customers. Certain of the Company’s distributors may also perform a separate function as a co-packer on the Company’s behalf. In such cases, ownership of and title to the Company’s products that are co-packed on the Company’s behalf by those co-packers who are also distributors, passes to such distributors when the Company is notified by them that they have taken transfer or possession of the relevant portion of the Company’s finished goods.

Revenue for the Strategic Brands segment is generally recognized when title to the concentrate is transferred to the customer. In particular, title to the concentrate usually passes upon shipment to the customers’ locations, as determined by the specific sales terms of the transactions.

Net sales have been determined after deduction of promotional and other allowances in accordance with FASB ASC 605-50. The Company’s promotional and other allowances are calculated based on various programs with its distributors and retail customers, and accruals are established during the year for the anticipated liabilities. These accruals are based on agreed upon terms as well as the Company’s historical experience with similar programs and require management’s judgment with respect to estimating consumer participation and/or distributor and retail customer performance levels.

Differences between such estimated expenses and actual expenses for promotional and other allowance costs have historically been insignificant and are recognized in earnings in the period such differences are determined. Amounts received pursuant to new and/or amended distribution agreements entered into with certain distributors, relating to the costs associated with terminating the Company’s prior distributors, are accounted for as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years.

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

Operating Expenses – Operating expenses include selling expenses such as distribution expenses to transport products to customers and warehousing expenses after manufacture, as well as expenses for advertising, sampling and in-store demonstration costs, costs for merchandise displays, point-of-sale materials and premium items, sponsorship expenses, other marketing expenses and design expenses.  Operating expenses also include such costs as payroll costs, travel costs, professional service fees (including legal fees), termination payments made to certain of the Company’s prior distributors, depreciation and other general and administrative costs.

Income Taxes – The Company utilizes the liability method of accounting for income taxes as set forth in FASB ASC 740. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances the Company considers projected future taxable income and the availability of tax planning strategies. If in the future the Company determines that it would not be able to realize its recorded deferred tax assets, an increase in the valuation allowance would be recorded, decreasing earnings in the period in which such determination is made.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of the Company.  Certain statements made in this report may constitute forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended) regarding our expectations with respect to revenues, profitability, adequacy of funds from operations and our existing credit facility, among other things. All statements containing a projection of revenues, income (loss), earnings (loss) per share, capital expenditures, dividends, capital structure or other financial items, a statement of management’s plans and objectives for future operations, or a statement of future economic performance contained in management’s discussion and analysis of financial condition and results of operations, including statements related to new products, volume growth and statements encompassing general optimism about future operating results and non-historical information, are forward-looking statements within the meaning of the Act. Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “plans,” “expects,” “estimates,” and similar expressions are intended to identify forward-looking statements.

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

•	Our ability to successfully enter into new distribution agreements with bottlers/distributors within the TCCC distribution system for new international territories;
•	The slowing of and/or decline in the sales growth rates of the energy drink category;
•	Disruption in distribution or sales and/or decline in sales due to the termination and/or appointment of existing and/or new domestic and/or international distributors;
•	Lack of anticipated demand for our products in domestic and/or international markets;
•	Unfavorable regulations, including taxation requirements, product registration requirements, tariffs, trade restrictions, container size limitations and/or ingredient restrictions;
•

The effect of inquiries from, and/or actions by, state attorneys general, the Federal Trade Commission (the “FTC”), the FDA, municipalities, city attorneys, other government agencies, quasi-government agencies and/or government officials (including members of Congress), into the advertising, marketing, promotion, ingredients, sale and/or consumption of our energy drink products, including voluntary and/or required changes to our business practices;

•	Our ability to achieve profitability from certain of our operations outside the United States;
•

Our ability to manage legal and regulatory requirements in foreign jurisdictions, potential difficulties in staffing and managing foreign operations and potentially higher incidence of fraud or corruption and credit risk of foreign customers and/or distributors;

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

•	The outcome of any other litigation;
•	The current uncertainty and volatility in the national and global economy;
•	Our ability to address any significant deficiencies or material weakness in our internal controls over financial reporting;
•	Our ability to continue to generate sufficient cash flows to support capital expansion plans and general operating activities;
•	Decreased demand for our products resulting from changes in consumer preferences and/or from decreased consumer discretionary spending power;
•	Changes in demand that are weather related and/or for other reasons, including changes in product category consumption;
•	Competitive products and pricing pressures and our ability to gain or maintain our share of sales in the marketplace as a result of actions by competitors;
•	Our ability to introduce new products;
•	An inability to achieve volume growth through product and packaging initiatives;
•	Our ability to sustain the current level of sales and/or increase the sales of our Monster Energy® brand energy drinks and/or our other products, including the Strategic Brands acquired from TCCC;
•

The impact of criticism of our energy drink products and/or the energy drink market generally and/or legislation enacted (whether as a result of such criticism or otherwise) that restricts the sale of energy drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limit caffeine content in beverages, require certain product labeling disclosures and/or warnings, impose excise and/or sales taxes, limit product sizes and/or impose age restrictions for the sale of energy drinks;

•

Our ability to comply with and/or resulting lower consumer demand for energy drinks due to proposed and/or future U.S. federal, state and local laws and regulations and/or proposed or existing laws and regulations in certain foreign jurisdictions and/or any changes therein, including changes in taxation requirements (including tax rate changes, new tax laws, new and/or increased excise, sales and/or other taxes on our products and revised tax law interpretations) and environmental laws, as well as the Federal Food Drug & Cosmetic Act, as amended by the Dietary Supplement Health and Education Act, and regulations made thereunder or in connection therewith, as well as changes in any other food, drug or similar laws in the United States and internationally, especially those that may restrict the sale of energy drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limit caffeine content in beverages, require certain product labeling disclosures and/or warnings, impose excise taxes, impose sugar taxes, limit product sizes, or impose age restrictions for the sale of energy drinks, as well as laws and regulations or rules made or enforced by the FDA, the Bureau of Alcohol, Tobacco and Firearms and Explosives and/or the FTC;

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

•	Any shortages that may be experienced in the procurement of containers and/or other raw materials;
•	The impact of corporate activity among the limited number of suppliers from whom we purchase certain raw materials on our cost of sales;
•	Our ability to pass on to our customers all or a portion of any increases in the costs of raw materials, ingredients, commodities and/or other cost inputs affecting our business;
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
•

Our ability to make suitable arrangements for the co-packing of any of our products both domestically and internationally, the timely replacement of discontinued co-packing arrangements and/or limitations on co-packing availability, including for retort production;

•	Our ability to make suitable arrangements for the timely procurement of non-defective raw materials;
•	Our inability to protect and/or the loss of our intellectual property rights and/or our inability to use our trademarks, trade names or designs and/or trade dress in certain countries;
•	Volatility of stock prices which may restrict stock sales, stock purchases or other opportunities;
•	Provisions in our organizational documents and/or control by insiders which may prevent changes in control even if such changes would be beneficial to other stockholders;
•	The failure of our bottlers and/or contract packers to manufacture our products on a timely basis or at all;
•	Exposure to significant liabilities due to litigation, legal or regulatory proceedings;
•	Any disruption in and/or lack of effectiveness of our information technology systems, including a breach of cyber security, that disrupts our business or negatively impacts customer relationships; and
•	Recruitment and retention of senior management, other key employees and our employee base in general.

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

ITEM 7A.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business our financial position is routinely subject to a variety of risks.  The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are fluctuations in commodity and other input prices affecting the costs of our raw materials (including, but not limited to, increases in the costs of juice concentrates, increases in the price of aluminum for cans, as well as sugar and other sweeteners, glucose, sucrose, milk, cream and protein, all of which are used in some or many of our products), fluctuations in energy and fuel prices, and limited availability of certain raw materials. We generally do not use hedging agreements or alternative instruments to manage the risks associated with securing sufficient ingredients or raw materials. We are also subject to market risks with respect to the cost of commodities and other inputs because our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate.

We do not use derivative financial instruments to protect ourselves from fluctuations in interest rates and do not hedge against fluctuations in commodity prices.

Our gross sales to customers outside of the United States were approximately 25% and 23% of consolidated gross sales for the years ended December 31, 2016 and 2015, respectively. Our growth strategy includes expanding our international business. As a result, we are subject to risks from changes in foreign currency exchange rates. During the year ended December 31, 2016, we entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts entered into by us as of December 31, 2016 have terms of one month or less. We do not enter into forward currency exchange contracts for speculation or trading purposes.

We have not designated our foreign currency exchange contracts as hedge transactions under FASB ASC 815. Therefore, gains and losses on our foreign currency exchange contracts are recognized in other expense, net, in the consolidated statements of income, and are largely offset by the changes in the fair value of the underlying economically hedged item. We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates as of December 31, 2016 to be significant.

As of December 31, 2016, we had $377.6 million in cash and cash equivalents and $222.9 million in short-term and long-term investments including U.S. treasuries, certificates of deposit and municipal securities which may have an auction reset feature. Certain of these investments are subject to general credit, liquidity, market and interest rate risks.

ITEM 8.                                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required to be furnished in response to this ITEM 8 follows the signature page and Index to Exhibits hereto at pages 70 through 106.

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

Management’s Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our management’s evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Our internal control over financial reporting as of December 31, 2016, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Monster Beverage Corporation
Corona, California

We have audited the internal control over financial reporting of Monster Beverage Corporation and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated March 1, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 1, 2017

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding our directors is included under the caption “Proposal One – Election of Directors” in our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016 (the “2017 Proxy Statement”) and is incorporated herein by reference.

Information concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2017 Proxy Statement and is incorporated herein by reference.

Information concerning the Audit Committee and the Audit Committee Financial expert is reported under the caption “Audit Committee; Report of the Audit Committee; Duties and Responsibilities” in our 2017 Proxy Statement and is incorporated herein by reference.

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

Monster Beverage Corporation

1 Monster Way

Corona, CA 92879

(951) 739-6200

(800) 426-7367

ITEM 11.        EXECUTIVE COMPENSATION

Information concerning the compensation of our directors and executive officers and Compensation Committee Interlocks and Insider Participation is reported under the captions “Compensation Discussion and Analysis,” and “Compensation Committee,” respectively, in our 2017 Proxy Statement and is incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The disclosure set forth in Item 5, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities”, of this report is incorporated herein.

Information concerning the beneficial ownership of the Company’s Common Stock of (a) those persons known to the Company to be the beneficial owners of more than 5% of the Company’s common stock; (b) each of the Company’s directors and nominees for director; and (c) the Company’s executive officers and all of the Company’s current directors and executive officers as a group is reported under the caption “Principal Stockholders and Security Ownership of Management” in our 2017 Proxy Statement and is incorporated herein by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is reported under the caption “Certain Relationships and Related Transactions and Director Independence” in our 2017 Proxy Statement and is incorporated herein by reference.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning our accountant fees and our Audit Committee’s pre-approval of audit and permissible non-audit services of independent auditors is reported under the captions “Principal Accounting Firm Fees” and “Pre-Approval of Audit and Non-Audit Services,” respectively, in our 2017 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION

/s/ RODNEY C. SACKS	Rodney C. Sacks	Date: March 1, 2017
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RODNEY C. SACKS	Chairman of the Board of	March 1, 2017
Rodney C. Sacks	Directors and Chief Executive Officer (principal executive officer)

/s/ HILTON H. SCHLOSBERG	Vice Chairman of the Board of	March 1, 2017
Hilton H. Schlosberg	Directors, President, Chief Operating Officer, Chief Financial Officer and Secretary (principal financial officer, controller and principal accounting officer)

/s/ NORMAN C. EPSTEIN	Director	March 1, 2017
Norman C. Epstein

/s/ MARK J. HALL	Director	March 1, 2017
Mark J. Hall

/s/ GARY P. FAYARD	Director	March 1, 2017
Gary P. Fayard

/s/ BENJAMIN M. POLK	Director	March 1, 2017
Benjamin M. Polk

/s/ SYDNEY SELATI	Director	March 1, 2017
Sydney Selati

/s/ HAROLD C. TABER, JR.	Director	March 1, 2017
Harold C. Taber, Jr.

/s/ MARK S. VIDERGAUZ	Director	March 1, 2017
Mark S. Vidergauz

/s/ KATHY N WALLER	Director	March 1, 2017
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

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to our Form 10-K dated November 7, 2016).
3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to our Form 8-K dated June 18, 2015).
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

10.4	Form of Indemnification Agreement (to be provided by Hansen Natural Corporation to its directors) (incorporated by reference to Exhibit 10.1 to our Form 8-K dated November 14, 2005).
10.5+	Hansen Natural Corporation 2001 Amended and Restated Stock Option Plan (incorporated by reference to Exhibit A to our Proxy Statement dated September 25, 2007).
10.6+	Stock Option Agreement between Hansen Natural Corporation and Rodney C. Sacks (made as of June 2, 2008) (incorporated by reference to Exhibit 10.44 to our Form 10-K dated March 1, 2010).
10.7+

Amendment to Stock Option Agreement between Hansen Natural Corporation and Rodney C. Sacks (made as of August 2, 2008) (incorporated by reference to Exhibit 10.44A to our Form 10-K dated March 1, 2010).

10.8+	Stock Option Agreement between Hansen Natural Corporation and Hilton H. Schlosberg (made as of June 2, 2008) (incorporated by reference to Exhibit 10.45 to our Form 10-K dated March 1, 2010).
10.9+

Amendment to Stock Option Agreement between Hansen Natural Corporation and Hilton H. Schlosberg (made as of August 2, 2008) (incorporated by reference to Exhibit 10.45A to our Form 10-K dated March 1, 2010).

10.10+	2009 Hansen Natural Corporation Stock Incentive Plan for Non-Employee Directors (incorporated by reference to Exhibit A to our Proxy Statement dated April 24, 2009).
10.11+	Stock Option Agreement between Hansen Natural Corporation and Rodney C. Sacks (made as of December 1, 2009) (incorporated by reference to Exhibit 10.51 to our Form 10-K dated March 1, 2010).

10.12+	Stock Option Agreement between Hansen Natural Corporation and Hilton H. Schlosberg (made as of December 1, 2009) (incorporated by reference to exhibit 10.52 to our Form 10-K dated March 1, 2010).
10.13+	Stock Option Agreement between Hansen Natural Corporation and Mark J. Hall (made as of December 1, 2009) (incorporated by reference to Exhibit 10.53 to our Form 10-K dated March 1, 2010).
10.14+	Stock Option Agreement between Hansen Natural Corporation and Mark J. Hall (made as of December 1, 2010) (incorporated by reference to Exhibit 10.54 to our Form 10-K dated March 1, 2011).
10.15+

Form of Restricted Stock Unit Agreement pursuant to the 2009 Hansen Natural Corporation Stock Incentive Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to our Form 10-K dated August 5, 2016).

10.16+	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to our Form 10-Q dated August 9, 2011).
10.17+	Monster Beverage Corporation 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K dated May 24, 2011).
10.18+	Agreement between the Company and Mark Hall, dated March 12, 2015 (incorporated by reference to Exhibit 10.1 to our Form 10-Q dated May 11, 2015).
10.19+	Employment Agreement between Monster Beverage Corporation and Rodney C. Sacks (incorporated by reference to Exhibit 10.1 to our Form 8-K dated March 19, 2014).
10.20+	Employment Agreement between Monster Beverage Corporation and Hilton H. Schlosberg (incorporated by reference to Exhibit 10.2 to our Form 8-K dated March 19, 2014).
10.21+	Monster Beverage Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to our Form S-8 dated December 27, 2016).
21*	Subsidiaries
23*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification by CEO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2*	Certification by CFO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1*	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2*	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101*

The following materials from Monster Beverage Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) the Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (vi) the Notes to Consolidated Financial Statements.

*         Filed herewith.

+         Management contract or compensatory plans or arrangements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Monster Beverage Corporation
Corona, California

We have audited the accompanying consolidated balance sheets of Monster Beverage Corporation and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Monster Beverage Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2017, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 1, 2017

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2016 AND 2015 (In Thousands, Except Par Value)

	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$377,582	$2,175,417
Short-term investments	220,554	744,610
Accounts receivable, net	448,051	352,955
TCCC Transaction receivable	125,000	125,000
Inventories	161,971	156,121
Prepaid expenses and other current assets	32,562	26,967
Prepaid income taxes	66,550	18,462
Total current assets	1,432,270	3,599,532

INVESTMENTS	2,394	15,348
PROPERTY AND EQUIPMENT, net	173,343	97,354
DEFERRED INCOME TAXES	159,556	140,468
GOODWILL	1,331,643	1,279,715
OTHER INTANGIBLE ASSETS, net	1,032,635	427,986
OTHER ASSETS	21,630	10,874
Total Assets	$4,153,471	$5,571,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$193,270	$144,763
Accrued liabilities	79,526	81,786
Accrued promotional allowances	110,237	115,530
Accrued distributor terminations	8,184	11,018
Deferred revenue	41,672	32,271
Accrued compensation	30,043	22,159
Income taxes payable	7,657	2,750
Total current liabilities	470,589	410,277

DEFERRED REVENUE	353,173	351,590

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY¹:

Common stock - $0.005 par value; 1,250,000 shares authorized; 623,201 shares issued and 566,566 shares outstanding as of December 31, 2016; 621,057 shares issued and 608,700 shares outstanding as of December 31, 2015	3,116	3,105
Additional paid-in capital	4,051,245	3,989,787
Retained earnings	2,107,548	1,394,863
Accumulated other comprehensive loss	(23,249)	(21,878)
Common stock in treasury, at cost; 56,635 shares and 12,357 shares as of December 31, 2016 and 2015, respectively	(2,808,951)	(556,467)
Total stockholders’ equity	3,329,709	4,809,410
Total Liabilities and Stockholders’ Equity	$4,153,471	$5,571,277

¹ Stock Split - On October 14, 2016, the Company announced a three-for-one stock split of its common stock to be effected in the form of a 200% stock dividend. The stock dividend was issued on November 9, 2016. The accompanying consolidated financial statements and notes thereto have been updated to reflect the stock split. See Note 1 for additional information.

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(In Thousands, Except Per Share Amounts)

	2016	2015	2014

NET SALES	$3,049,393	$2,722,564	$2,464,867

COST OF SALES	1,107,393	1,090,263	1,125,057

GROSS PROFIT	1,942,000	1,632,301	1,339,810

OPERATING EXPENSES	856,662	900,118	592,305

GAIN ON SALE OF MONSTER NON-ENERGY (NOTE 2)	-	161,470	-

OPERATING INCOME	1,085,338	893,653	747,505

OTHER EXPENSE, NET	5,653	2,105	1,717

INCOME BEFORE PROVISION FOR INCOME TAXES	1,079,685	891,548	745,788

PROVISION FOR INCOME TAXES	367,000	344,815	262,603

NET INCOME	$712,685	$546,733	$483,185

NET INCOME PER COMMON SHARE¹:
Basic	$1.21	$0.97	$0.96
Diluted	$1.19	$0.95	$0.92

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS¹:
Basic	587,874	566,448	501,771
Diluted	599,819	577,758	522,855

¹ Stock Split - On October 14, 2016, the Company announced a three-for-one stock split of its common stock to be effected in the form of a 200% stock dividend. The stock dividend was issued on November 9, 2016. The accompanying consolidated financial statements and notes thereto have been updated to reflect the stock split. See Note 1 for additional information.

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014 (In Thousands)

	2016	2015	2014
Net income, as reported	$712,685	$546,733	$483,185
Other comprehensive (loss) income:
Change in foreign currency translation adjustment, net of tax	(1,178)	(10,425)	(10,220)
Available-for-sale investments:
Change in net unrealized losses	(193)	-	-
Reclassification adjustment for net gains included in net income	-	-	-
Net change in available-for-sale investments	(193)	-	-
Other comprehensive (loss) income	(1,371)	(10,425)	(10,220)
Comprehensive income	$711,314	$536,308	$472,965

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014 (In Thousands)

					Accumulated
			Additional		Other			Total
	Common stock		Paid-in	Retained	Comprehensive	Treasury stock		Stockholders’
	Shares[1]	Amount	Capital	Earnings	Loss	Shares[1]	Amount	Equity

Balance, January 1, 2014	618,042	$3,090	$366,009	$1,847,325	$(1,233)	(117,576)	$(1,222,912)	$992,279

Stock-based compensation	-	-	28,989	-	-	-	-	28,989

Exercise of stock options	2,970	15	17,153	-	-	-	-	17,168

Excess tax benefits from share based payment arrangements	-	-	11,924	-	-	-	-	11,924

Repurchase of common stock	-	-	-	-	-	(270)	(8,175)	(8,175)

Foreign currency translation	-	-	-	-	(10,220)	-	-	(10,220)

Net income	-	-	-	483,185	-	-	-	483,185

Balance, December 31, 2014	621,012	$3,105	$424,075	$2,330,510	$(11,453)	(117,846)	$(1,231,087)	$1,515,150

Stock-based compensation	-	-	32,719	-	-	-	-	32,719

Exercise of stock options	22,275	111	49,217	-	-	-	-	49,328

Issuance of common stock	102,123	511	3,168,624	-	-	-	-	3,169,135

Excess tax benefits from share based payment arrangements	-	-	314,737	-	-	-	-	314,737

Repurchase of common stock	-	-	-	-	-	(18,864)	(807,967)	(807,967)

Cancellation of treasury stock	(124,353)	(622)	415	(1,482,380)	-	124,353	1,482,587	-

Foreign currency translation	-	-	-	-	(10,425)	-	-	(10,425)

Net income	-	-	-	546,733	-	-	-	546,733

Balance, December 31, 2015	621,057	$3,105	$3,989,787	$1,394,863	$(21,878)	(12,357)	$(556,467)	$4,809,410

Stock-based compensation	-	-	45,848	-	-	-	-	45,848

Exercise of stock options	2,144	11	16,441	-	-	-	-	16,452

Unrealized loss on available-for- sale securities	-	-	-	-	(193)	-	-	(193)

Excess tax benefits from share based payment arrangements	-	-	(831)	-	-	-	-	(831)

Repurchase of common stock	-	-	-	-	-	(44,278)	(2,252,484)	(2,252,484)

Foreign currency translation	-	-	-	-	(1,178)	-	-	(1,178)

Net income	-	-	-	712,685	-	-	-	712,685

Balance, December 31, 2016	623,201	$3,116	$4,051,245	$2,107,548	$(23,249)	(56,635)	$(2,808,951)	$3,329,709

¹ Stock Split - On October 14, 2016, the Company announced a three-for-one stock split of its common stock to be effected in the form of a 200% stock dividend. The stock dividend was issued on November 9, 2016. The accompanying consolidated financial statements and notes thereto have been updated to reflect the stock split. See Note 1 for additional information.

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014 (In Thousands)

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$712,685	$546,733	$483,185
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	40,845	30,860	25,651
(Gain) loss on disposal of property and equipment	(204)	193	(408)
Gain on sale of Monster Non-Energy	-	(161,470)	-
Stock-based compensation	45,848	32,719	28,552
Loss on put option	-	250	842
Gain on investments, net	-	(250)	(801)
Deferred income taxes	(19,092)	(181,582)	(9,846)
Effect on cash of changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(86,382)	(77,331)	(14,290)
Distributor receivables	(19,981)	600	4,580
Inventories	20,875	(7,068)	42,763
Prepaid expenses and other current assets	(6,682)	(9,713)	888
Prepaid income taxes	(48,023)	(11,009)	157
Accounts payable	45,340	20,864	11,282
Accrued liabilities	(2,852)	43,312	3,019
Accrued promotional allowances	(3,939)	7,009	20,530
Accrued distributor terminations	(3,328)	11,196	(2,338)
Accrued compensation	8,051	4,507	3,394
Income taxes payable	4,375	311,534	8,438
Deferred revenue	13,819	(38,631)	(8,107)
Net cash provided by operating activities	701,355	522,723	597,491

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of held-to-maturity investments	868,304	2,089,788	710,294
Sales of available-for-sale investments	120,987	4,001	-
Sales of trading investments	-	4,160	13,075
Proceeds from the transfer of distribution rights to TCCC	-	179,658	-
Proceeds from the sale of Monster Non-Energy	-	198,008	-
Purchase of AFF assets, net	(688,485)	-	-
Proceeds from sale of property and equipment	807	926	963
Purchases of held-to-maturity investments	(152,050)	(2,033,584)	(1,130,601)
Purchases of available-for-sale investments	(300,426)	-	(4,001)
Purchases of property and equipment	(99,819)	(35,605)	(27,952)
Additions to intangibles	(5,518)	(6,888)	(3,411)
Decrease (increase) in other assets	7	(398)	1,230
Net cash (used in) provided by investing activities	(256,193)	400,066	(440,403)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(2,359)	(1,083)	(1,619)
Issuance of common stock	16,405	1,696,661	17,168
Purchases of common stock held in treasury	(2,252,437)	(807,967)	(8,175)
Net cash (used in) provided by financing activities	(2,238,391)	887,611	7,374

Effect of exchange rate changes on cash and cash equivalents	(4,606)	(5,306)	(5,488)

NET (DECREASE) INCRESE IN CASH AND CASH EQUIVALENTS	(1,797,835)	1,805,094	158,974
CASH AND CASH EQUIVALENTS, beginning of year	2,175,417	370,323	211,349
CASH AND CASH EQUIVALENTS, end of year	$377,582	$2,175,417	$370,323

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$68	$29	$34
Income taxes	$431,273	$224,928	$267,251

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS:

During the years ended December 31, 2016, 2015 and 2014, the Company entered into capital leases of $2.6 million, $1.5 million and $0.8 million, respectively, for the acquisition of promotional vehicles.

Accounts payable included equipment purchased of $4.7 million, $0.6 million and $0.7 million as of December 31, 2016, 2015 and 2014, respectively.

Accrued liabilities included additions to intangibles of $3.8 million, $2.2 million and $2.2 million as of December 31, 2016, 2015 and 2014, respectively.

During the year ended December 31, 2015, the Company issued 35.4 million shares of the Company’s common stock in exchange for KO Energy.

During the year ended December 31, 2015, in connection with the TCCC Transaction (as defined in Note 2), $125.0 million relating to the transfer of certain distribution rights was deposited into escrow pending certain transition milestones.

During the year ended December 31, 2015, the Company cancelled 124.5 million shares of treasury stock. Amounts previously recorded as treasury stock were netted against common stock and retained earnings.

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

1.                                    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Monster Beverage Corporation (the “Company”) was incorporated in the state of Delaware. The Company is a holding company and has no operating business except through its consolidated subsidiaries.

Stock Split – On October 14, 2016, the Company announced a three-for-one stock split of the Company’s common stock to be effected in the form of a 200% stock dividend. The common stock dividend was issued on November 9, 2016 and the Company’s common stock began trading at the split adjusted price on November 10, 2016. Accordingly, all per share amounts, average common stock outstanding, common stocks outstanding, common stock repurchased and equity based compensation presented in the consolidated financial statements and notes have been adjusted retroactively, where applicable, to reflect the stock split. Stockholders’ equity has been retroactively adjusted, where applicable, to give effect to the stock split for all periods presented by reclassifying the par value of the additional shares issued in connection with the stock split to Common Stock from Retained Earnings and Additional Paid-in Capital.

Nature of Operations – The Company develops, markets, sells and distributes energy drink beverages, sodas and/or concentrates for energy drink beverages, primarily under the following brand names: Monster Energy®, Monster Rehab®, Monster Energy Extra Strength Nitrous Technology®, Java Monster®, Muscle Monster®, Mega Monster Energy®, Punch Monster®, Juice Monster®, M3®, Ubermonster®, BU®, Mutant® Super Soda, Nalu®, NOS®, Full Throttle®, Burn®, Mother®, Ultra®, Play® and Power Play®, Gladiator®, Relentless®, Samurai® and BPM®. Through June 12, 2015, the Company also developed, marketed, sold and distributed “alternative” beverage category beverages under the following brand names: Peace Tea®, Hansen’s®, Hansen’s Natural Cane Soda®, Junior Juice®, Blue Sky® and Hubert’s®. These brands were transferred to The Coca-Cola Company (“TCCC”) as part of the TCCC Transaction (as defined and described in Note 2 below).

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

Adjustment – Subsequent to the issuance of the Company’s consolidated financial statements on Form 10-Q for the quarterly period ended June 30, 2016, management concluded that its presentation of prepaid income taxes and income taxes payable should be adjusted to conform to its filed 2015 United States (“U.S”) Federal income tax return. As a result, deferred income taxes increased by $120.8 million, prepaid income taxes decreased by $16.9 million and income taxes payable decreased by $103.9 million, respectively, in the comparable consolidated statement of cash flows for the year ended December 31, 2015. The adjustment had no impact on total net cash provided by operating activities.

Business Combinations – Business acquisitions are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations”.  FASB ASC 805 requires the reporting entity to identify the acquirer, determine the acquisition date, recognize and measure the identifiable tangible and intangible assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity, and recognize and measure goodwill or a gain from the purchase. The acquiree’s results are included in the Company’s consolidated

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

financial statements from the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. Adjustments to fair value assessments are recorded to goodwill over the measurement period (not longer than twelve months). The acquisition method also requires that acquisition-related transaction and post-acquisition restructuring costs be charged to expense and requires the Company to recognize and measure certain assets and liabilities including those arising from contingencies and contingent consideration in a business combination.

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

Investments – The Company’s investments in debt securities are classified as either held-to-maturity, available-for-sale or trading, in accordance with FASB ASC 320. Held-to-maturity securities are those securities that the Company has the positive intent and ability to hold until maturity. Trading securities are those securities that the Company intends to sell in the near term. All other securities not included in the held-to-maturity or trading category are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost which approximates fair market value. Trading securities are carried at fair value with unrealized gains and losses charged to earnings. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded within accumulated other comprehensive loss as a separate component of stockholders’ equity. FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available (see Note 4). Under FASB ASC 320-10-35, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference being defined as the “Credit Loss”) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or will be required, to sell the security before recovery of the security’s amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of Credit Loss if the investor does not intend to sell the security, and will not be required to sell the security, before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive loss, net of applicable taxes. The Company evaluates whether the decline in fair value of its investments is other-than-temporary at each quarter-end. This evaluation consists of a review by management, and includes market pricing information and maturity dates for the securities held, market and economic trends in the industry and information on the issuer’s financial condition and, if applicable, information on the guarantors’ financial condition. Factors considered in determining whether a loss is temporary include the length of time and extent to which the investment’s fair value has been less than its cost basis, the financial condition and near-term prospects of the issuer and guarantors, including any specific events which may influence the operations of the issuer and our intent and ability to retain the investment for a reasonable period of time sufficient to allow for any anticipated recovery of fair value.

Accounts Receivable – The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s recent loss history and an overall

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

assessment of past due trade accounts receivable outstanding.  In accordance with FASB ASC 210-20-45, in its consolidated balance sheets, the Company has presented accounts receivable, net of promotional allowances, only for those customers that it allows net settlement. All other accounts receivable and related promotional allowances are shown on a gross basis.

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

Goodwill – The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not amortized; instead goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If the Company determines that the fair value is less than the carrying value, the Company will use a two-step process to determine the amount of goodwill impairment. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process, performed only if a potential impairment exists, involves determining the difference between the fair value of the reporting unit’s net assets, other than goodwill, and the fair value of the reporting unit. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value. For the fiscal years ended December 31, 2016, 2015 and 2014 there were no impairments recorded.

Other Intangibles – Other Intangibles are comprised primarily of trademarks that represent the Company’s exclusive ownership of the Monster Energy®, ®, Monster Rehab®, Java Monster®, Unleash the Beast®, Monster Energy Extra Strength Nitrous Technology®, Muscle Monster®, Mega Monster Energy®, Punch Monster®, Juice Monster®, M3®, Ubermonster®, BU®, Nalu®, NOS®, Full Throttle®, Burn®, Mother®, Ultra®, Play® and Power Play®, Gladiator®, Relentless®, Samurai® and BPM® trademarks, all used in connection with the manufacture, sale and distribution of beverages. The Company also owns in its own right a number of other trademarks in the United States, as well as in a number of countries around the world. In accordance with FASB ASC 350, intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of its indefinite-lived assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. The Company amortizes its trademarks with finite useful lives over their respective useful lives. For the fiscal years ended December 31, 2016, 2015 and 2014 there were no impairments recorded.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Long-Lived Assets – Management regularly reviews property and equipment and other long-lived assets, including certain definite-lived intangible assets, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  If there is indication of impairment, management then prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated using the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. For the fiscal years ended December 31, 2016, 2015 and 2014, there were no impairment indicators identified. Long-lived assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell.

Foreign Currency Translation and Transactions – The accounts of the Company’s foreign subsidiaries are translated in accordance with FASB ASC 830. Foreign currency transaction gains and losses are recognized in other expense, net, at the time they occur. Net foreign currency exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries whose functional currency is not the U.S. dollar are recorded as a part of accumulated other comprehensive loss in stockholders’ equity. Unrealized foreign currency exchange gains and losses on certain intercompany transactions that are of a long-term investment nature (i.e., settlement is not planned or anticipated in the foreseeable future) are also recorded in accumulated other comprehensive loss in stockholders’ equity. During the years ended December 31, 2016, 2015 and 2014, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries non-functional currency denominated assets and liabilities. All foreign currency exchange contracts outstanding as of December 31, 2016 have terms of one month or less. We do not enter into forward currency exchange contracts for speculation or trading purposes.

The Company has not designated its foreign currency exchange contracts as hedge transactions under FASB ASC 815. Therefore, gains and losses on the Company’s foreign currency exchange contracts are recognized in other expense, net, in the consolidated statements of income, and are largely offset by the changes in the fair value of the underlying economically hedged item. For the years ended December 31, 2016, 2015 and 2014, aggregate foreign currency transaction losses, including the gains or losses on forward currency exchange contracts, amounted to $9.7 million, $5.5 million and $3.4 million, respectively, and have been recorded in other expense, net in the accompanying consolidated statements of income.

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

Revenue for the Strategic Brands segment is generally recognized when title to the concentrate is transferred to the customer. In particular, title to the concentrate usually passes upon shipment to the customers’ locations, as determined by the specific sales terms of the transactions.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Net sales have been determined after deduction of promotional and other allowances in accordance with FASB ASC 605-50. The Company’s promotional and other allowances are calculated based on various programs with its distributors and retail customers, and accruals are established during the year for the anticipated liabilities. These accruals are based on agreed upon terms as well as the Company’s historical experience with similar programs and require management’s judgment with respect to estimating consumer participation and/or distributor and retail customer performance levels. Differences between such estimated expense and actual expenses for promotional and other allowance costs have historically been insignificant and are recognized in earnings in the period such differences are determined. Amounts received pursuant to new and/or amended distribution agreements entered into with certain distributors, relating to the costs associated with terminating the Company’s prior distributors, are accounted for as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years.

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

Freight-Out Costs – For the years ended December 31, 2016, 2015 and 2014, freight-out costs amounted to $83.6 million, $87.0 million and $92.7 million, respectively, and have been recorded in operating expenses in the accompanying consolidated statements of income.

Advertising and Promotional Expenses – The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. A significant amount of the Company’s promotional expenses result from payments under endorsement and sponsorship contracts. Accounting for endorsement and sponsorship payments is based upon specific contract provisions. Generally, endorsement and sponsorship payments are expensed on a straight-line basis over the term of the contract after giving recognition to periodic performance compliance provisions of the contracts. Advertising and promotional expenses, including, but not limited to, production costs amounted to $270.6 million, $209.7 million and $171.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. Advertising and promotional expenses are included in operating expenses in the accompanying consolidated statements of income.

Income Taxes – The Company utilizes the liability method of accounting for income taxes as set forth in FASB ASC 740. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances the Company considers projected future taxable income and the availability of tax planning strategies. If in the future the Company determines that it would not be able to realize its recorded deferred tax assets, an increase in the valuation allowance would be recorded, decreasing earnings in the period in which such determination is made.

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

Stock-Based Compensation – The Company accounts for stock-based compensation under the provisions of FASB ASC 718.  The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula. Stock-based compensation cost for restricted stock awards and restricted stock units is measured based on the closing fair market value of the Company’s common stock at the date of grant. In the event that the Company has the option and intent to settle a restricted stock unit in cash, the award is classified as a liability and revalued at each balance sheet date. (See Note 14).

Net Income Per Common Share – In accordance with FASB ASC 260, net income per common share, on a basic and diluted basis, is presented for all periods.  Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding. The calculation of common equivalent shares assumes the exercise of dilutive stock options, net of assumed treasury share repurchases at average market prices, as applicable.

Concentration of Risk – Certain of the Company’s products utilize components (raw materials and/or co-packing services) from a limited number of sources. A disruption in the supply of such components could significantly affect the Company’s revenues from those products, as alternative sources of such components may not be available at commercially reasonable rates or within a reasonably short time period. The Company continues to endeavor to secure the availability of alternative sources for such components and minimize the risk of any disruption in production.

TCCC, through certain wholly-owned subsidiaries (the “TCCC Subsidiaries”), accounted for approximately 41%, 43% and 29% of the Company’s net sales for the years ended December 31, 2016, 2015 and 2014, respectively.

Credit Risk – The Company sells its products nationally and internationally, primarily to full service beverage distributors, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains and food service customers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for estimated credit losses, and historically, such losses have been within management’s expectations.

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

Recent Accounting Pronouncements – In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This amendment is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of ASU No. 2017-01 on its financial position, results of operations and liquidity.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to calculate the implied fair value of goodwill but rather require an entity to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of ASU No. 2017-04 on its financial position, results of operations and liquidity.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory”, in an effort to improve the accounting for the income tax consequences of intra-equity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. FASB ASU No. 2016-16 establishes the requirement that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU No. 2016-16 is effective for financial statements issued for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of ASU No. 2016-16 on its financial position, results of operations and liquidity.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which changes how companies account for certain aspects of share-based payments to employees. The new guidance identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur and certain classifications on the statement of cash flows. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods, with early application permitted. The Company early adopted the standards update, effective January 1, 2016, electing (i) retrospective adjustment in the statement of cash flows and (ii) continued recognition of stock compensation based on estimated forfeitures.  For the year ended December 31, 2015 and 2014, net cash provided by operating activities increased and net cash provided by financing activities decreased by $314.8 million and $11.9 million, respectively, as a result of such retrospective adjustment. For the year ended December 31, 2016, the Company recorded $20.8 million of excess tax benefits in net income that previously would have been recorded in additional paid-in-capital. The adoption of ASU No. 2016-09 did not have a material impact on the Company’s financial position, results of operations or liquidity.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes previous revenue recognition guidance. ASU No. 2014-09 requires that a company recognize revenue at an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring goods or services to a customer. In applying the new guidance, a company will (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the contract’s performance obligations; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 was to be effective for reporting periods beginning after December 15, 2016.  However, on July 9, 2015, the FASB voted to approve a one-year deferral of the effective date. This new guidance is effective for the Company beginning January 1, 2018 and can be adopted using either a full retrospective or modified approach. The Company is currently evaluating the impact of ASU No. 2014-09 on its financial position, results of operations and liquidity.

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

The following table summarizes the final fair value allocations of the AFF Transaction consideration:

	Identifiable Assets Acquired and Liabilities Assumed	Consideration Transferred
Intangibles - flavor formulas (non-amortizing)¹	$570,000	$-
Intangibles - flavor formulas (amortizing)	641	-
Intangibles - customer relationships (amortizing)	30,100	-
Intangibles - trademarks (amortizing)	500	-
Intangibles - other (amortizing)	200	-
Working capital (excluding inventory)	1,861	-
Inventory	27,600	-
Property and equipment, net	1,175	-
Favorable leases	4,480	-
Goodwill	51,928	-
Cash	-	688,485
Total	$688,485	$688,485

1Represents proprietary formulas for the Company’s principal products.

During the fourth quarter of 2016, the Company identified a measurement period adjustment to the Company’s previous purchase accounting estimates for the AFF Transaction. The adjustments to the estimated values previously disclosed, resulted from the completed assessment of a certain flavor formula. As a result, Intangibles – flavor formulas (non-amortizing) decreased and Goodwill increased by $48.0 million, respectively, from amounts previously reported.

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

The final book value of the working capital (excluding inventory) approximates fair value.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The Company has determined goodwill in accordance with FASB ASC 805-30-30-1, “Business Combinations”, which requires the recognition of goodwill for the excess of the aggregate consideration over the net amounts of identifiable assets acquired and liabilities assumed as of the acquisition date.

For tax purposes, the AFF Transaction was recorded as an asset purchase. As such, the Company received a step-up in tax basis of the AFF assets, net, equal to the purchase price.

In accordance with Regulation S-X, pro forma unaudited financial information for the AFF Transaction has not been provided as the impact of the transaction on the Company’s financial position, results of operations and liquidity was not material.

The Coca-Cola Company

On June 12, 2015, the Company completed the transactions contemplated by the definitive agreements entered into with The Coca-Cola Company (“TCCC”) on August 14, 2014 (the “TCCC Transaction”), which provided for a long-term strategic relationship in the global energy drink category.

In consequence of the TCCC Transaction, (1) the Company issued to TCCC 102,121,602 newly issued Company common shares representing approximately 16.7% of the total number of outstanding Company common shares (after giving effect to such issuance) at such time and TCCC appointed two individuals to the Company’s Board of Directors, (2) TCCC transferred all of its rights in and to TCCC’s worldwide energy drink business (“KO Energy”) to the Company, (3) the Company transferred all of its rights in and to its non-energy drink business (“Monster Non-Energy”) to TCCC, (4) the Company and TCCC amended the distribution coordination agreements previously existing between them to govern the transition of third parties’ rights to distribute the Company’s energy products in most territories in the U.S. to members of TCCC’s distribution network, which consists of owned or controlled bottlers/distributors and independent bottling/distribution partners, and (5) TCCC and one of its subsidiaries made an aggregate net cash payment to the Company of $2.15 billion, $125.0 million of which was held in escrow, as described below, pursuant to an escrow agreement (the “Escrow Agreement”) through June 17, 2016, subject to release upon the achievement of certain milestones relating to the transition of distribution rights to TCCC’s distribution network.

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

As of December 31, 2016, distribution rights in the U.S. representing approximately 89% of the target case sales had been transitioned to TCCC’s distribution network.  As a result, on the one-year anniversary of the closing of the TCCC Transaction, the then-remaining escrow amount of $125 million was released to TCCC. During January 2017, an additional 5% of the target case sales were transitioned

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

to TCCC’s distribution network, resulting in a $62.5 million payment from TCCC to the Company. TCCC will pay directly to the Company the remaining $62.5 million described above dependent upon future target case sale transitions. The Company expects to transition sufficient additional distribution rights to receive the remaining amounts.

The following unaudited pro forma combined financial information is presented as if the TCCC Transaction had closed on January 1, 2014:

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

4The $100.6 million and $218.5 million of net income for KO Energy for the years ended December 31, 2015 and 2014, respectively, are presented before tax. The associated estimated provision for income taxes is included in the “Other” category.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Pro-Forma Adjustments – Other include the following:

	Year Ended December 31, 2015¹	Year Ended December 31, 2014
Net sales:
Amortization of deferred revenue	$8,887	$19,900

Net income:

Amortization of deferred revenue	$8,887	$19,900
To record sales commissions	(15,470)	(38,352)
To record amortization of definite lived KO Energy intangibles	(3,126)	(7,000)

To eliminate TCCC Transaction expenses	15,495	4,824

Estimated provision for income taxes on pro forma adjustments	2,545	9,428

Estimated provision for income taxes on KO Energy income	(38,721)	(84,106)
Total	$(30,390)	$(95,306)

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

3.                                    INVESTMENTS

The following table summarizes the Company’s investments at:

December 31, 2016	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Available-for-sale
Short-term:
Commercial paper	$40,382	$-	$-	$40,382	$-	$-
Municipal securities	140,379	-	181	140,198	181	-
U.S. government agency securities	26,057	-	6	26,051	6	-
Variable rate demand notes	13,923	-	-	13,923	-	-
Long-term:
Municipal securities	2,403	-	9	2,394	9	-
Total	$223,144	$-	$196	$222,948	$196	$-

December 31, 2015	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Held-to-Maturity
Short-term:
Commercial paper	$3,978	$-	$-	$3,978	$-	$-
Municipal securities	709,207	63	192	709,078	192	-
U.S. government agency securities	23,369	-	58	23,311	58	-
U.S. Treasuries	8,056	-	13	8,043	13	-
Long-term:
Municipal securities	11,071	-	8	11,063	8	-
U.S. government agency securities	4,277	-	25	4,252	25	-
Total	$759,958	$63	$296	$759,725	$296	$-

During the years ended December 31, 2016 and 2015, realized gains or losses recognized on the sale of investments were not significant. During June 2016, the Company sold a large portion of its held-to-maturity investments prior to maturity in order to fund a portion of a common stock repurchase (see Note 13). As a result, the Company’s remaining held-to-maturity investments of $43.7 million were transferred to available-for-sale effective June 15, 2016.

The Company’s investments at December 31, 2016 and 2015 in commercial paper, municipal securities, U.S. government agency securities, U.S. treasuries and/or variable rate demand notes (“VRDNs”) carried investment grade credit ratings. VRDNs are floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. While they are classified as marketable investment securities, the put option allows the VRDNs to be liquidated at par on a same day, or more generally, on a seven day settlement basis.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	December 31, 2016		December 31, 2015

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
Commercial paper	$40,382	$40,382	$3,978	$3,978
Municipal securities	140,379	140,198	709,207	709,078
U.S. government agency securities	26,057	26,051	23,369	23,311
U.S. Treasuries	-	-	8,056	8,043
Due 1 -10 years:
Municipal securities	2,403	2,394	11,071	11,063
U.S. government agency securities	-	-	4,277	4,252
Variable rate demand notes	3,917	3,917	-	-
Due 11 - 20 years:
Variable rate demand notes	6,003	6,003	-	-
Due 21 - 30 years:
Variable rate demand notes	4,003	4,003	-	-
Total	$223,144	$222,948	$759,958	$759,725

The Company recognized a net gain through earnings on its trading securities as follows for the years ended:

	2016	2015	2014
Gain (loss) on transfer from available-for-sale to trading	$-	$-	$-
Gain on trading securities sold	-	250	978
(Loss) gain on trading securities held	-	-	(177)
Gain on trading securites	$-	$250	$801

4.                                    FAIR VALUE OF CERTAIN FINANCIAL ASSETS AND LIABILITIES

FASB ASC 820 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The three levels of inputs required by the standard that the Company uses to measure fair value are summarized below.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

FASB ASC 820 requires the use of observable market inputs (quoted market prices) when measuring fair value and requires a Level 1 quoted price to be used to measure fair value whenever possible.

The following tables present the Company’s financial assets that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

December 31, 2016	Level 1	Level 2	Level 3	Total
Cash	$278,972	$-	$-	$278,972
Money market funds	76,112	-	-	76,112
Commercial paper	-	47,855	-	47,855
Variable rate demand notes	-	13,923	-	13,923
Municipal securities	-	157,617	-	157,617
U.S. government agency securities	-	26,051	-	26,051
Foreign currency derivatives	-	(528)	-	(528)
Total	$355,084	$244,918	$-	$600,002

Amounts included in:
Cash and cash equivalents	$355,084	$22,498	$-	$377,582
Short-term investments	-	220,554	-	220,554
Accounts receivable, net	-	236	-	236
Investments	-	2,394	-	2,394
Accrued liabilities	-	(764)	-	(764)
Total	$355,084	$244,918	$-	$600,002

December 31, 2015	Level 1	Level 2	Level 3	Total
Cash	$255,723	$-	$-	$255,723
Money market funds	664,005	-	-	664,005
Certificates of deposit	-	85,007	-	85,007
Commercial paper	-	430,605	-	430,605
U.S. Treasuries	-	260,035	-	260,035
Municipal securities	-	731,744	-	731,744
U.S. government agency securities	-	508,256	-	508,256
Foreign currency derivatives	-	(217)	-	(217)
Total	$919,728	$2,015,430	$-	$2,935,158

Amounts included in:
Cash and cash equivalents	$919,728	$1,255,689	$-	$2,175,417
Short-term investments	-	744,610	-	744,610
Accounts receivable, net	-	371	-	371
Investments	-	15,348	-	15,348
Accrued liabilities	-	(588)	-	(588)
Total	$919,728	$2,015,430	$-	$2,935,158

All of the Company’s short-term investments are classified within Level 1 or Level 2 of the fair value hierarchy.  The Company’s valuation of its Level 1 investments, which include money market funds, is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments, which include municipal securities, commercial paper, U.S. Treasuries, certificates of deposit, VRDNs and U.S. government agency securities, is based on other observable inputs, specifically a market approach which utilizes valuation models, pricing systems,

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

mathematical tools and other relevant information for the same or similar securities. The Company’s valuation of its Level 2 foreign currency exchange contracts is based on quoted market prices of the same or similar instruments, adjusted for counterparty risk. There were no transfers between Level 1 and Level 2 measurements during the years ended December 31, 2016 and 2015, and there were no changes in the Company’s valuation techniques.

5.                                    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to foreign currency exchange rate risks related primarily to its foreign business operations. During the years ended December 31, 2016 and 2015, respectively, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts entered into by the Company that were outstanding as of December 31, 2016 have terms of one month or less. The Company does not enter into forward currency exchange contracts for speculation or trading purposes.

The Company has not designated its foreign currency exchange contracts as hedge transactions under FASB ASC 815. Therefore, gains and losses on the Company’s foreign currency exchange contracts are recognized in other expense, net, in the consolidated statements of income, and are largely offset by the changes in the fair value of the underlying economically hedged item.

The notional amount and fair value of all outstanding foreign currency derivative instruments in the consolidated balance sheets consist of the following at:

	December 31, 2016
Derivatives not designated as hedging instruments under FASB ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets:
Foreign currency exchange contracts:
Receive CAD/pay USD	$22,314	$173	Accounts receivable, net
Receive SGD/pay USD	7,915	24	Accounts receivable, net
Receive NOK/pay USD	2,138	28	Accounts receivable, net
Receive USD/pay CLP	4,094	9	Accounts receivable, net
Receive USD/pay COP	2,330	2	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive USD/pay GBP	$7,718	$(57)	Accrued liabilities
Receive USD/pay EUR	29,621	(325)	Accrued liabilities
Receive USD/pay AUD	15,135	(74)	Accrued liabilities
Receive USD/pay ZAR	20,405	(296)	Accrued liabilities
Receive USD/pay MXN	25,864	(4)	Accrued liabilities
Receive USD/pay BRL	3,138	(3)	Accrued liabilities
Receive USD/pay NZD	2,076	(5)	Accrued liabilities

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

December 31, 2015
Derivatives not designated as hedging instruments under FASB ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets:
Foreign currency exchange contracts:
Receive USD/pay GBP	$18,146	$168	Accounts receivable, net
Receive USD/pay ZAR	17,411	144	Accounts receivable, net
Receive USD/pay RUB	2,173	9	Accounts receivable, net
Receive USD/pay BRL	2,478	49	Accounts receivable, net
Receive USD/pay COP	1,351	1	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive EUR/pay USD	$39,578	$(429)	Accrued liabilities
Receive USD/pay AUD	14,040	(82)	Accrued liabilities
Receive USD/pay CAD	2,804	(15)	Accrued liabilities
Receive USD/pay JPY	2,495	(2)	Accrued liabilities
Receive USD/pay MXN	8,122	(15)	Accrued liabilities
Receive SGD/pay USD	3,837	(30)	Accrued liabilities
Receive USD/pay NZD	1,978	(3)	Accrued liabilities
Receive USD/pay CLP	3,519	(12)	Accrued liabilities

The net gain on derivative instruments in the consolidated statements of income were as follows:

		Amount of gain recognized in income on derivatives
		Year ended
Derivatives not designated as hedging instruments under FASB ASC 815-20	Location of gain recognized in income on derivatives	December 31, 2016	December 31, 2015

Foreign currency exchange contracts	Other expense, net	$1,819	$2,503

6.                                    INVENTORIES

Inventories consist of the following at December 31:

	2016	2015
Raw materials	$58,658	$52,043
Finished goods	103,313	104,078
	$161,971	$156,121

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

7.                                    PROPERTY AND EQUIPMENT, Net

Property and equipment consist of the following at December 31:

	2016	2015
Land	$46,596	$6,792
Leasehold improvements	2,687	2,804
Furniture and fixtures	3,635	3,551
Office and computer equipment	11,701	11,080
Computer software	3,274	2,530
Equipment	114,230	93,465
Building	69,547	39,848
Vehicles	31,582	29,804
	283,252	189,874
Less: accumulated depreciation and amortization	(109,909)	(92,520)
	$173,343	$97,354

Total depreciation and amortization expense recorded was $30.2 million, $27.0 million and $25.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

8.                                    GOODWILL AND OTHER INTANGIBLES ASSETS

The following is a roll-forward of goodwill for the year ended December 31, 2016 by reportable segment:

	Monster Energy® Drinks	Strategic Brands	Other	Total
Balance at December 31, 2015	$641,716	$637,999	$-	$1,279,715
Acquisitions	51,928	-	-	51,928
Balance at December 31, 2016	$693,644	$637,999	$-	$1,331,643

Intangible assets consist of the following at:

	December 31, 2016	December 31, 2015
Amortizing intangibles	$71,290	$35,263
Accumulated amortization	(14,535)	(3,899)
	56,755	31,364
Non-amortizing intangibles	975,880	396,622
	$1,032,635	$427,986

During the fourth quarter of 2016, the Company finalized its goodwill allocation by reporting unit in connection with the final AFF Transaction purchase price allocation.

Amortizing intangibles primarily consist of customer relationships. All amortizing intangibles have been assigned an estimated finite useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives, generally five to seven years. Total amortization expense recorded was $10.6 million, $3.9 million and $0.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following is the future estimated amortization expense related to amortizing intangibles as of December 31, 2016:

Year Ending December 31:

2017	$11,845
2018	11,845
2019	11,845
2020	7,963
2021	4,721
2022 and thereafter	8,536
56,755

At December 31, 2016, non-amortizing intangibles primarily consist of indefinite-lived tradenames.

9.                                    DISTRIBUTION AGREEMENTS

In accordance with FASB ASC No. 420 “Exit or Disposal Cost Obligations”, the Company expenses distributor termination costs in the period in which the written notification of termination occurs.  As a result, the Company incurred termination costs of $79.8 million, $224.0 million and ($0.2) million for the years ended December 31, 2016, 2015 and 2014, respectively. Such termination costs have been expensed in full and are included in operating expenses for the years ended December 31, 2016, 2015 and 2014, respectively.

In the normal course of business, amounts received pursuant to new and/or amended distribution agreements entered into with certain distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, are accounted for as deferred revenue and are recognized as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years. Revenue recognized was $26.1 million, $50.5 million and $7.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. Included in the $26.1 million of revenue recognized for the year ended December 31, 2016 was $5.7 million related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors who were sent notices of termination during the year ended December 31, 2016. Included in the $50.5 million of revenue recognized for the year ended December 31, 2015 was $39.8 million related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors who were sent notices of termination during the year ended December 31, 2015. There was no acceleration of deferred revenue in the year ended December 31, 2014.

10.                            DEBT

The Company entered into a credit facility with Comerica Bank (“Comerica”) consisting of a revolving line of credit, which was amended in April 2015, under which the Company may borrow up to $10.0 million of non-collateralized debt.  The revolving line of credit is effective through June 1, 2017. Interest on borrowings under the line of credit is based on Comerica’s base (prime) rate minus 1% to 1.5%, or London Interbank Offered Rates plus an additional percentage of 1.25% to 1.75%, depending upon certain financial ratios maintained by the Company. The Company had no outstanding borrowings on this line of credit at December 31, 2016. Under this revolving line of credit, the Company may also issue standby Letters of Credit with an aggregate amount of up to $4.0 million.  The fee on the standby Letters of Credit ranges from 1.00% to 1.50% depending upon certain financial ratios maintained by the Company.  The Company had no outstanding standby Letters of Credit at December 31, 2016.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

In December 2016, the Company entered into a credit facility with HSBC Bank (China) Company Limited, Shanghai Branch consisting of a working capital line of credit under which the Company may borrow up to $4.0 million of non-collateralized debt. Interest on borrowings under the line of credit is based on the People’s Bank of China benchmark lending rates multiplied by 1.05. The Company had no outstanding borrowings on this line of credit at December 31, 2016.

The Company’s debt of $1.1 million and $0.8 million at December 31, 2016 and 2015, respectively, consisted of capital leases, collateralized by vehicles, payable over 12 months in monthly installments at various effective interest rates, with final payments ending on or before December 31, 2016.

At December 31, 2016 and 2015, the assets acquired under capital leases had a net book value of $4.5 million and $3.6 million, net of accumulated depreciation of $4.5 million and $4.4 million, respectively.

Interest expense for capital lease obligations amounted to $0.07 million, $0.03 million and $0.03 million for the years ended December 31, 2016, 2015 and 2014, respectively.

11.                            COMMITMENTS AND CONTINGENCIES

The Company is obligated under various non-cancellable lease agreements providing for office space, warehouse space, and automobiles that expire at various dates through the year 2031.

Rent expense under operating leases was $9.9 million, $10.7 million and $6.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Future minimum rental payments at December 31, 2016 under the operating leases referred to above are as follows:

Year Ending December 31:

2017	$5,677
2018	1,777
2019	1,231
2020	1,093
2021	992
2022 and thereafter	8,012
$18,782

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Contractual obligations – The Company has the following contractual obligations related primarily to sponsorships and other commitments as of December 31, 2016:

Year Ending December 31:

2017	$91,003
2018	49,133
2019	8,257
2020	8,130
2021	6,750
2022 and thereafter	-
$163,273

Purchase Commitments – The Company has purchase commitments aggregating approximately $47.0 million at December 31, 2016, which represent commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms, but are generally satisfied within one year.

The Company purchases various raw material items, including, but not limited to, flavors, ingredients, dietary ingredients, containers, milk, glucose, sucralose, cream and protein, from a limited number of resources.  An interruption in supply from any of such resources could result in the Company’s inability to produce certain products for limited or possibly extended periods of time. The aggregate value of purchases from suppliers of such limited resources described above for the years ended December 31, 2016, 2015 and 2014 was $205.9 million, $332.0 million and $292.8 million, respectively.

In September 2016, the Company completed its acquisition of approximately 49 acres of land, located in Rialto, CA, for a purchase price of approximately $39.1 million. The Company has begun construction of an approximately 1,000,000 square-foot building, which it hopes to have LEED certified, to replace its current leased warehouse and distribution facilities located in Corona, CA. The Company has entered into an approximately $36.8 million guaranteed maximum price construction contract for the construction of the building of which $33.7 million remained outstanding as of December 31, 2016.

Guarantees – The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily relate to: (i) certain agreements with the Company’s officers, directors and employees under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship, (ii) certain distribution or purchase agreements under which the Company may have to indemnify the Company’s customers from any claim, liability or loss arising out of any actual or alleged injury or damages suffered in connection with the consumption or purchase of the Company’s products or the use of Company trademarks, and (iii) certain real estate leases, under which the Company may be required to indemnify property owners for liabilities and other claims arising from the Company’s use of the applicable premises. The terms of such obligations vary and typically, a maximum obligation is not explicitly stated. Generally, the Company believes that its insurance coverage is adequate to cover any resulting liabilities or claims.

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

On August 6, 2014, the Attorney General for the State of New York issued a second subpoena seeking additional documents and the deposition of a Company employee. On September 8, 2014, the Company moved to quash the second subpoena in the Supreme Court, New York County. The motion was fully briefed and was argued on March 17, 2015.  On January 13, 2017, the Court issued an opinion in which it agreed with certain Company arguments regarding the scope of the subpoena and the Attorney General’s investigation, but denied the motion to quash and granted the Attorney General’s cross-motion to compel compliance.  It is unknown what, if any, action the state Attorney General may take against the Company, the relief which may be sought in the event of any such proceeding or whether such proceeding could have a material adverse effect on the Company’s business, financial condition or results of operations.

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

On May 6, 2013, the San Francisco City Attorney filed a complaint for declaratory and injunctive relief, civil penalties and restitution for alleged violation of California’s Unfair Competition Law, Business & Professions Code sections 17200, et seq. (“UCL”), styled People Of The State Of California ex rel. Dennis Herrera, San Francisco City Attorney v. Monster Beverage Corporation, in San Francisco Superior Court.  The City Attorney alleged that the Company (1) mislabeled its products as a dietary supplement, in violation of California’s Sherman Food, Drug, and Cosmetic Law, California Health & Safety Code section 109875, et seq.; (2) is selling an “adulterated” product because caffeine is not generally recognized as safe due to the alleged lack of scientific consensus concerning the safety of the levels of caffeine in the Company’s products; and (3) is engaged in unfair and misleading business practices because its marketing (a) does not disclose the health risks that energy drinks pose for children and teens, (b) fails to warn against and promotes unsafe consumption, (c) implicitly promotes mixing of energy drinks with alcohol or drugs and (d) is deceptive because it includes unsubstantiated claims about the purported special benefits of its “killer” ingredients and “energy blend.” The City Attorney sought a declaration that the Company has engaged in unfair and unlawful business acts and practices in violation of the UCL, an injunction from performing or proposing to perform any acts in violation of the UCL, restitution and civil penalties.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The City Attorney and the Company settled the action in January 2017, on terms acceptable to the Company. The settlement does not include any penalty or fine under the UCL; any finding or admission of liability or wrongdoing; or any change to the formulation of Monster Energy® drinks or to whom the drinks may be sold. In consideration for a release of claims and dismissal of the action with prejudice, the Company agreed to maintain various current marketing and labeling practices for its energy drink products through December 31, 2018.

Furthermore, from time to time in the normal course of business, the Company is named in other litigation, including consumer class actions, intellectual property litigation and claims from prior distributors. Although it is not possible to predict the ultimate outcome of such litigation, based on the facts known to the Company, management believes that such litigation in the aggregate will likely not have a material adverse effect on the Company’s financial position or results of operations.

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, or in the amount of any related insurance reimbursements recorded. As of December 31, 2016, the Company’s consolidated balance sheet includes accrued loss contingencies of approximately $2.8 million.

12.                            ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows at December 31:

	2016	2015
Accumulated net unrealized loss on available-for-sale securities	$193	$-
Foreign currency translation adjustments, net of tax	23,056	21,878
Total accumulated other comprehensive loss	$23,249	$21,878

13.                            TREASURY STOCK PURCHASE

On April 28, 2016, the Company’s Board of Directors authorized the Company to commence a “modified Dutch auction” tender offer to repurchase up to $2.0 billion of its outstanding shares of common stock. The repurchase was authorized under the Company’s existing share repurchase authority and was funded with cash on hand. The Company commenced this tender offer in May 2016. On June 15, 2016, the Company accepted for payment an aggregate of 38.5 million shares of common stock at a purchase price of $52.00 per share, for a total amount of $2.0 billion (excluding commissions), which exhausted the availability under all previously authorized share repurchase plans. Such shares of common stock are included in common stock in treasury in the accompanying consolidated balance sheet at December 31, 2016.

On August 2, 2016, the Company’s Board of Directors authorized a new share repurchase program for the repurchase of up to $250.0 million of the Company’s outstanding shares of common stock (the “August 2016 Repurchase Plan”). During the year ended December 31, 2016, the Company purchased 5.8 million shares of common stock at an average purchase price of $43.40 per share, for a total amount of $249.9 million (excluding broker commissions), which exhausted the availability under the August 2016 Repurchase Plan. Such shares of common stock are included in common stock in treasury in the accompanying consolidated balance sheet at December 31, 2016.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

During the year ended December 31, 2016, 56,820 shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $2.6 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying consolidated balance sheet at December 31, 2016.

14.                            STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at December 31, 2016: the Monster Beverage Corporation 2011 Omnibus Incentive Plan (the “2011 Omnibus Incentive Plan”), including the Monster Beverage Deferred Compensation Plan (the “Deferred Compensation Plan”) as a sub plan thereunder, and the 2009 Monster Beverage Corporation Stock Incentive Plan for Non-Employee Directors (the “2009 Directors Plan”).

The 2011 Omnibus Incentive Plan permits the granting of options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards up to an aggregate of 43,500,000 shares of the common stock of the Company to employees or consultants of the Company and its subsidiaries. Shares authorized under the 2011 Omnibus Incentive Plan are reduced by 2.16 shares for each share granted or issued with respect to a Full Value Award. A Full Value Award is an award other than an incentive stock option, a non-qualified stock option, or a stock appreciation right, which is settled by the issuance of shares. Options granted under the 2011 Omnibus Incentive Plan may be incentive stock options under Section 422 of the Internal Revenue Code, as amended, or non-qualified stock options. The Compensation Committee of the Board of Directors (the “Compensation Committee”) has sole and exclusive authority to grant stock awards to all employees who are not new hires and to all new hires who are subject to Section 16 of the Exchange Act. The Compensation Committee and the Executive Committee of the Board of Directors (the “Executive Committee”) each independently has the authority to grant stock awards to new hires who are not Section 16 employees. Awards granted by the Executive Committee are not subject to approval or ratification by the Board or the Compensation Committee. Options granted under the 2011 Omnibus Incentive Plan generally vest over a five-year period from the grant date and are generally exercisable up to 10 years after the grant date. As of December 31, 2016, 18,799,813 shares of the Company’s common stock have been granted, net of cancellations, and 21,120,151 shares (as adjusted for Full Value Awards) of the Company’s common stock remain available for grant under the 2011 Omnibus Incentive Plan.

In 2016, the Company adopted the Deferred Compensation Plan (as a sub plan to the 2011 Omnibus Incentive Plan), pursuant to which eligible employees may elect to defer cash and/or equity based compensation and to receive the deferred amounts, together with an investment return (positive or negative), either at a pre-determined time in the future or upon termination of their employment with the Company or its subsidiaries or affiliates that are participating employers under the Deferred Compensation Plan, as provided under the Deferred Compensation Plan and in relevant deferral elections.  Deferrals under the Deferred Compensation Plan are unfunded and unsecured. As of December 31, 2016, there were no deferrals under the Deferred Compensation Plan. As of February 10, 2017, deferrals under the Deferred Compensation Plan are solely comprised of cash compensation and equity compensation coming due after March, 2018 and are not material in the aggregate.

The 2009 Directors Plan permits the granting of options, stock appreciation rights (each, a “SAR”), and other stock-based awards to purchase up to an aggregate of 4,800,000 shares of common stock of the Company to non-employee directors of the Company. The 2009 Directors Plan is administered by the Board of Directors. Each award granted under the 2009 Directors Plan will be evidenced by a written agreement and will contain the terms and conditions that the Board of Directors deems appropriate. The Board of Directors may grant such awards on the last business day prior to the

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

date of the annual meeting of stockholders. Any award granted under the 2009 Directors Plan will vest, with respect to 100% of such award, on the last business day prior to the date of the annual meeting, in the calendar year following the calendar year in which such award is granted. The Board of Directors may determine the exercise price per share of the Company’s common stock under each option, but such price may not be less than 100% of the closing price of the Company’s common stock on the date an option is granted. Option grants may be made under the 2009 Directors Plan for 10 years from June 4, 2009. The Board of Directors may also grant SARs, independently, or in connection with an option grant. The Board of Directors may determine the exercise price per share of the Company’s common stock under each SAR, but such price may not be less than the greater of (i) the fair market value of a share on the date the SAR is granted and (ii) the price of the related option, if the SAR is granted in connection with an option grant. Additionally, the Board of Directors may grant other stock-based awards, which include awards of shares of the Company’s common stock, restricted shares of the Company’s common stock, and awards that are valued based on the fair market value of shares of the Company’s common stock. SARs and other stock-based awards are subject to the general provisions of the 2009 Directors Plan. The Board of Directors may amend or terminate the 2009 Directors Plan at any time. As of December 31, 2016, 286,551 shares of the Company’s common stock had been granted under the 2009 Directors Plan, and 4,513,449 shares of the Company’s common stock remained available for grant.

The Company recorded $45.8 million, $32.7 million and $28.6 million of compensation expense relating to stock options, restricted stock awards, SARs and restricted stock units during the years ended December 31, 2016, 2015 and 2014, respectively.

The excess tax benefit realized for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options, vesting of restricted stock units and restricted stock awards for the years ended December 31, 2016, 2015 and 2014 was $20.8 million, $314.7 million and $11.9 million, respectively. As a result of the Company’s early adoption of ASU No. 2016-09 effective January 1, 2016, the Company recorded excess tax benefits of $20.8 million in net income for the year ended December 31, 2016.  The excess tax benefits for the years ended December 31, 2015 and 2014 of $314.7 million and $11.9 million, respectively, were recorded in additional paid-in-capital.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted as of December 31, 2016 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	2016	2015	2014
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	36.2%	37.1%	41.4%
Risk-free interest rate	1.57%	1.57%	1.55%
Expected term	6.3 Years	5.8 Years	5.8 Years

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

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

Options	Number of Shares (In thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	19,770	$16.95	5.6	$646,497
Granted 01/01/16 - 03/31/16	2,883	$44.02
Granted 04/01/16 - 06/30/16	657	$46.18
Granted 07/01/16 - 09/30/16	42	$52.60
Granted 10/01/16 - 12/31/16	1,510	$43.87
Exercised	(1,887)	$8.72
Cancelled or forfeited	(332)	$33.65
Outstanding at December 31, 2016	22,643	$23.55	5.8	$474,739
Vested and expected to vest in the
future at December 31, 2016	21,269	$22.40	5.6	$470,017
Exercisable at December 31, 2016	12,231	$11.26	3.6	$404,982

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2016:

			Options Outstanding			Options Exercisable
Range of Exercise Prices ($)			Number Outstanding (In Thousands)	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price ($)	Number Exercisable (In Thousands)	Weighted Average Exercise Price ($)
$4.51	-	$4.51	52	1.9	$4.51	52	$4.51
$5.29	-	$5.29	3,945	1.4	$5.29	3,945	$5.29
$5.61	-	$5.61	55	2.1	$5.61	55	$5.61
$5.94	-	$5.94	3,427	2.9	$5.94	3,427	$5.94
$6.02	-	$15.71	2,286	4.9	$12.57	1,440	$10.73
$15.88	-	$22.26	2,268	6.2	$18.60	1,666	$18.43
$23.00	-	$36.05	2,289	7.2	$23.83	1,075	$23.45
$37.10	-	$43.64	2,218	9.2	$41.64	162	$37.42
$43.99	-	$43.99	2,774	9.1	$43.99	-	$0.00
$44.73	-	$53.24	3,329	8.5	$45.53	409	$45.15
			22,643	5.8	$23.55	12,231	$11.26

The weighted-average grant-date fair value of options granted during the years ended December 31, 2016, 2015 and 2014 was $16.90 per share, $16.73 per share and $10.50 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $70.6 million, $870.1 million and $47.1 million, respectively.

Cash received from option exercises under all plans for the years ended December 31, 2016, 2015 and 2014 was approximately $16.4 million, $49.2 million and $17.2 million, respectively.

At December 31, 2016, there was $99.6 million of total unrecognized compensation expense related to non-vested options granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 3.1 years.

Restricted Stock Awards and Restricted Stock Units

Stock-based compensation cost for restricted stock awards and restricted stock units is measured based on the closing fair market value of the Company’s common stock at the date of grant. In the event that the Company has the option and intent to settle a restricted stock unit in cash, the award is classified as a liability and revalued at each balance sheet date. Total cash paid to settle restricted stock unit liabilities and the increase in the liabilities for future cash settlements during the years ended December 31, 2016 and 2015 were not material.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following table summarizes the Company’s activities with respect to non-vested restricted stock units as follows:

	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2016	535	$33.19
Granted 01/01/16- 03/31/16	246	$43.99
Granted 04/01/16- 06/30/16	36	$49.65
Granted 07/01/16- 09/30/16	-	$-
Granted 10/01/16- 12/31/16	-	$-
Vested	(256)	$31.50
Forfeited/cancelled	(5)	$19.42
Non-vested at December 31, 2016	556	$39.95

The weighted-average grant-date fair value of restricted stock units and restricted stock awards granted during the years ended December 31, 2016, 2015 and 2014 was $44.71, $45.50 and $28.13 per share, respectively. As of December 31, 2016, 0.5 million of restricted stock units are expected to vest.

At December 31, 2016, total unrecognized compensation expense relating to non-vested restricted stock awards and non-vested restricted stock units was $13.9 million, which is expected to be recognized over a weighted-average period of 1.6 years.

Employee and Non-Employee Share-Based Compensation Expense

The table below shows the amounts recognized in the consolidated financial statements for the twelve-months ended December 31, 2016, 2015 and 2014 for share-based compensation related to employees and non-employees. Employee and non-employee share-based compensation expense of $45.8 million for the year ended December 31, 2016 is comprised of $8.0 million that relates to incentive stock options and $37.8 million that relates to non-qualified stock options and restricted units and awards. Employee and non-employee share-based compensation expense of $32.7 million for the year ended December 31, 2015 is comprised of $6.2 million that relates to incentive stock options and $26.5 million that relates to non-qualified stock options and restricted units and awards. Employee and non-employee share-based compensation expense of $28.6 million for the year ended December 31, 2014 is comprised of $4.8 million that relates to incentive stock options and $23.8 million that relates to non-qualified stock options and restricted units and awards.

	2016	2015	2014
Operating expenses	$45,848	$32,719	$28,552
Total employee and non-employee share-based compensation expense included in income, before income tax	45,848	32,719	28,552
Less: Amount of income tax benefit recognized in earnings	(34,909)	(9,058)	(2,932)
Amount charged against net income	$10,939	$23,661	$25,620

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

15.                            INCOME TAXES

The domestic and foreign components of the Company’s income before provision for income taxes are as follows:

	Year Ended December 31,
	2016	2015	2014
Domestic*	$1,029,763	$859,039	$711,917
Foreign*	49,922	32,509	33,871
Income before provision for income taxes	$1,079,685	$891,548	$745,788

*After intercompany royalties, management fees and interest charges from the Company’s domestic to foreign entities of $25.6 million, $29.4 million and $34.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Components of the provision for income taxes are as follows:

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$212,283	$548,018	$228,348
State	35,756	88,671	36,633
Foreign	17,171	10,634	7,467
	265,210	647,323	272,448

Deferred:
Federal	87,360	(255,422)	(8,473)
State	15,254	(40,446)	(442)
Foreign	(9,709)	(5,420)	3,476
	92,905	(301,288)	(5,439)

Valuation allowance	8,885	(1,220)	(4,406)
	$367,000	$344,815	$262,603

The differences in the total provision for income taxes that would result from applying the 35% federal statutory rate to income before provision for income taxes and the reported provision for income taxes are as follows:

	Year Ended December 31,
	2016	2015	2014
U.S. Federal tax expense at statutory rates	$377,599	$312,042	$261,025
State income taxes, net of federal tax benefit	33,148	31,046	23,859
Permanent differences	954	5,285	2,107
Stock Based Compensation	(13,654)	3,203	2,709
Domestic production deduction	(21,447)	-	(20,607)
Other	(8,765)	(127)	(1,267)
Foreign rate differential	(9,720)	(5,414)	(817)
Valuation allowance	8,885	(1,220)	(4,406)
	$367,000	$344,815	$262,603

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Major components of the Company’s deferred tax assets (liabilities) at December 31 are as follows:

	2016	2015
Deferred Tax Assets:
Reserve for sales returns	$149	$242
Reserve for doubtful accounts	21	18
Reserve for inventory obsolescence	524	1,126
Reserve for marketing development fund	8,065	10,118
Capitalization of inventory costs	2,714	1,927
State franchise tax - current	18,016	15,143
Accrued compensation	1,212	1,584
Accrued other liabilities	1,967	1,565
Deferred revenue	145,319	152,777
Stock-based compensation	31,873	24,488
Securities impairment	17	289
Foreign net operating loss carryforward	29,894	26,624
Prepaid supplies	8,022	6,065
Termination payments	98,244	81,896
Capital loss carryforward	44	370
Elimination Company Profit	2,843	-
Gain on intercompany transfer	7,274	7,809
Total gross deferred tax assets	$356,198	$332,041

Deferred Tax Liabilities:
Amortization of trademarks	$(18,663)	$(12,078)
Intangibles	(131,264)	(134,021)
State franchise tax - deferred	(12,946)	(18,359)
Other deferred tax liabilities	(957)	(2,381)
Depreciation	(6,736)	(7,543)
Total gross deferred tax liabilities	(170,566)	(174,382)

Valuation Allowance	(26,076)	(17,191)

Net deferred tax assets	$159,556	$140,468

During the years ended December 31, 2016, 2015 and 2014, the Company established full valuation allowances against certain deferred tax assets, resulting from cumulative net operating losses incurred by certain foreign subsidiaries of the Company. The effect of the valuation allowances and the subsequent related impact on the Company’s overall tax rate was to increase (decrease) the Company’s provision for income taxes by $8.9 million, ($0.5) million and ($4.4) million for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, the Company had net operating loss carryforwards of approximately $127.3 million. Of this amount, $105.3 million may be carried forward indefinitely. The remaining $22.0 million of net operating loss carryforwards will begin to expire in 2017.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the years ended December 31, 2016, 2015 and 2014:

Gross Unrealized Tax Benefits
Balance at January 1, 2014	$935
Additions for tax positions related to the current year	-
Additions for tax positions related to the prior year	-
Decreases for tax positions related to prior years	-
Balance at December 31, 2014	$935
Additions for tax positions related to the current year	-
Additions for tax positions related to the prior year	-
Decreases for tax positions related to prior years	(464)
Balance at December 31, 2015	$471
Additions for tax positions related to the current year	-
Additions for tax positions related to the prior year	-
Decreases for tax positions related to prior years	(462)
Balance at December 31, 2016	$9

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s consolidated financial statements. As of December 31, 2016, the Company had accrued approximately $0.1 million in interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions it would not have a significant impact on the Company’s effective tax rate.

It is expected that the amount of unrecognized tax benefit change within the next 12 months will not be significant.

The Company is subject to U.S. federal income tax as well as to income tax in multiple state and foreign jurisdictions.

In October 2016, the Internal Revenue Service (the “IRS”) began its examination of the Company’s U.S. federal income tax returns for the year ended December 31, 2014. In August 2015, the IRS began its examination of the Company’s U.S. federal income tax returns for the years ended December 31, 2012 and 2013.

The Company is in various stages of examination with certain states and certain foreign jurisdictions. The 2012, 2013, 2014 and 2015 U.S. federal income tax returns are subject to examination by the IRS. State income tax returns are subject to examination for the 2012 through 2015 tax years.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

16.                            EARNINGS PER SHARE

A reconciliation of the weighted average shares used in the basic and diluted earnings per common share computations for the years ended December 31, 2016, 2015 and 2014 is presented below (in thousands):

	2016	2015	2014
Weighted-average shares outstanding:
Basic	587,874	566,448	501,771
Dilutive securities	11,945	11,310	21,084
Diluted	599,819	577,758	522,855

For the years ended December 31, 2016, 2015 and 2014, options and awards outstanding totaling 5.7 million shares, 3.0 million shares and 2.1 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

17.                            EMPLOYEE BENEFIT PLAN

Employees of the Company may participate in the Monster Beverage Corporation 401(k) Plan, a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code.  Participating employees may contribute up to 15% of their pretax salary up to statutory limits. The Company contributes 50% of the employee contribution, up to 6% of each employee’s earnings, which vest 25% each year for four years after the first anniversary date. Matching contributions were $2.0 million, $0.7 million and $0.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

18.                            SEGMENT INFORMATION

During the second quarter of 2016, the Company renamed and revised its reportable segments to reflect management’s current view of the business and to align its external financial reporting with its operating and internal financial model. Historical segment information has been revised to reflect the effect of this change.

The Company has three operating and reportable segments, (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is comprised of the Company’s Monster Energy® drinks (previously the Finished Products segment) as well as Mutant® Super Soda drinks, (ii) Strategic Brands segment (“Strategic Brands”), which include the various energy drink brands acquired from TCCC as a result of the TCCC Transaction (previously the Concentrate segment) and (iii) Other segment (“Other”), the principal products of which include the non-energy brands disposed of as a result of the TCCC Transaction as well as certain products acquired as part of the AFF Transaction that are sold to independent third-parties.

The Company’s Monster Energy® Drinks segment generates net operating revenues by selling ready-to-drink packaged drinks primarily to bottlers and full service beverage distributors. In some cases, the Company sells directly to retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, food service customers and the military.

The Company’s Strategic Brands segment primarily generates net operating revenues by selling “concentrates” and/or “beverage bases” to authorized bottling and canning operations. Such bottlers generally combine the concentrates and/or beverage bases with sweeteners, water and other ingredients to produce ready-to-drink packaged energy drinks. The ready-to-drink packaged energy drinks are then

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

sold to other bottlers, full service distributors or retailers, including, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, food service customers, drug stores and the military. To a lesser extent, the Company’s Strategic Brands segment generates net operating revenues by selling ready-to-drink packaged energy drinks to bottlers and full service beverage distributors.

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

The net revenues derived from the Company’s reportable segments and other financial information related thereto for the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Net sales:
Monster Energy® Drinks(1)	$2,759,862	$2,518,505	$2,314,492
Strategic Brands	272,520	143,282	-
Other	17,011	60,777	150,375
Corporate and unallocated	-	-	-
	$3,049,393	$2,722,564	$2,464,867

	2016	2015	2014
Operating Income:
Monster Energy® Drinks(1) (2)	$1,148,427	$836,053	$904,224
Strategic Brands	163,121	89,841	-
Other(3)	2,295	165,233	7,560
Corporate and unallocated	(228,505)	(197,474)	(164,279)
	$1,085,338	$893,653	$747,505

	2016	2015	2014
Income before tax:
Monster Energy® Drinks(1) (2)	$1,148,640	$836,429	$904,888
Strategic Brands	163,084	89,825	-
Other(3)	2,295	165,233	7,557
Corporate and unallocated	(234,334)	(199,939)	(166,657)
	$1,079,685	$891,548	$745,788

(1)          Includes $40.3 million, $62.8 million and $15.0 million for the years ended December 31, 2016, 2015 and 2014, respectively, related to the recognition of deferred revenue.

(2)          Includes $79.8 million, $224.0 million and ($0.2) million for the years ended December 31, 2016, 2015 and 2014, respectively, related to distributor termination costs.

(3)          Includes $161.5 million gain on the sale of Monster Non-Energy for the year ended December 31, 2015.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

	2016	2015	2014
Depreciation and amortization
Monster Energy® Drinks	$24,048	$21,464	$19,572
Stategic Brands	7,113	3,868	-
Other	3,457	231	531
Corporate and unallocated	6,227	5,297	5,548
	$40,845	$30,860	$25,651

Corporate and unallocated expenses were $228.5 million for the year ended December 31, 2016 and included $128.0 million of payroll costs, of which $45.8 million was attributable to stock-based compensation expense (see Note 14, “Stock-Based Compensation”), $66.3 million of professional service expenses, including accounting and legal costs, $6.0 million of insurance costs and $28.2 million of other operating expenses. Corporate and unallocated expenses were $197.5 million for the year ended December 31, 2015 and included $109.8 million of payroll costs, of which $32.7 million was attributable to stock-based compensation expense (see Note 14, “Stock-Based Compensation”), $60.8 million of professional service expenses, including accounting and legal costs, $7.0 million of insurance costs and $19.9 million of other operating expenses. Corporate and unallocated expenses were $164.3 million for the year ended December 31, 2014 and included $86.2 million of payroll costs, of which $28.6 million was attributable to stock-based compensation expense (see Note 14, “Stock-Based Compensation”), $43.8 million of professional service expenses, including accounting and legal costs, $7.4 million of insurance costs and $26.9 million of other operating expenses.

TCCC, through the TCCC Subsidiaries, accounted for approximately 41%, 43% and 29% of the Company’s net sales for the years ended December 31, 2016, 2015 and 2014, respectively.

Net sales to customers outside the United States amounted to $733.7 million, $580.3 million and $534.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.  Such sales were approximately 24%, 21% and 22% of net sales for the years ended December 31, 2016, 2015 and 2014, respectively.

Goodwill and other intangible assets for the Company’s reportable segments as of December 31, 2016 and 2015 are as follows:

	2016	2015
Goodwill and other intangible assets:
Monster Energy® Drinks	$1,334,494	$699,346
Strategic Brands	1,001,749	1,008,355
Other	28,035	-
Corporate and unallocated	-	-
	$2,364,278	$1,707,701

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

TCCC commissions, calculated on sales to the TCCC Affiliates for the years ended December 31, 2016, 2015 and 2014, were $28.2 million, $18.0 million and $1.0 million, respectively.

TCCC commissions, calculated on sales to the TCCC Subsidiaries, are accounted for as a reduction to revenue and are reported in net sales to the TCCC Subsidiaries.

Net sales to the TCCC Subsidiaries for the years ended December 31, 2016, 2015 and 2014 were $1,259.7 million, $1,151.7 million and $717.6 million, respectively.

The Company also purchases concentrates from TCCC which are then sold to both the TCCC Affiliates and the TCCC Subsidiaries. Concentrate purchases from TCCC were $26.2 million and $16.0 million for the years ended December 31, 2016 and 2015, respectively.

Certain TCCC Subsidiaries also contract manufacture certain of the Company’s Monster Energy® brand energy drinks as well as Mutant® Super Soda drinks. Contract manufacturing expenses were $9.6 million, $6.9 million and $6.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Accounts receivable, accounts payable and accrued promotional allowances related to the TCCC Subsidiaries are as follows at:

	December 31, 2016	December 31, 2015

Accounts receivable, net	$151,756	$172,201
Accounts payable	$(41,210)	$(58,579)
Accrued promotional allowances	$(27,056)	$(27,544)

Two directors and officers of the Company and their families are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the years ended December 31, 2016, 2015 and 2014 were $1.5 million, $1.9 million and $0.6 million, respectively.

20.                            SUBSEQUENT EVENTS

On February 28, 2017, our Board of Directors authorized a new share repurchase program for the purchase of up to $500.0 million of our outstanding common stock (the “February 2017 Repurchase Plan”). No shares have been repurchased pursuant to the February 2017 Repurchase Plan.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

21.                            QUARTERLY FINANCIAL DATA (Unaudited)

				Net Income per Common Share
	Net Sales	Gross Profit	Net Income	Basic	Diluted
Quarter ended:
March 31, 2016	$680,186	$423,098	$163,877	$0.27	$0.26
June 30, 2016	827,488	517,814	184,219	$0.31	$0.30
September 30, 2016	787,954	502,975	191,643	$0.34	$0.33
December 31, 2016	753,765	498,113	172,946	$0.30	$0.30
	$3,049,393	$1,942,000	$712,685

Quarter ended:
March 31, 2015	$626,791	$368,957	$4,414	$0.01	$0.01
June 30, 2015	693,722	394,508	229,004	$0.43	$0.42
September 30, 2015	756,619	465,476	174,574	$0.28	$0.28
December 31, 2015	645,432	403,360	138,741	$0.23	$0.22
	$2,722,564	$1,632,301	$546,733

Certain of the figures reported above may differ from previously reported figures for individual quarters due to rounding.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014 (Dollars in Thousands)

Description	Balance at beginning of period	Charged to cost and expenses	Deductions	Balance at end of period

Allowance for doubtful accounts, sales returns and cash discounts:

2016	$1,248	$7,389	$(7,516)	$1,121
2015	$1,704	$8,407	$(8,863)	$1,248
2014	$2,926	$2,652	$(3,874)	$1,704

Allowance on Deferred Tax Assets and Unrecognized Tax Benefits:

2016	$17,846	$8,240	$-	$26,086
2015	$19,786	$(1,940)	$-	$17,846
2014	$24,130	$(4,344)	$-	$19,786