Form 10-K/A
period 2016-12-31
Monster Beverage Corp
filed 2017-04-13
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

The number of shares of the registrant’s common stock, $0.005 par value per share (being the only class of common stock of the registrant), outstanding on April 5, 2017 was 567,788,360 shares.

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

Explanatory Note

We are filing this Amendment No. 1 (“Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2017 (the “Original Form 10-K”), to correct a typographical error in the content of Exhibit 23.1, Consent of Independent Registered Public Accounting Firm (the “Consent”). The Consent in the Original Form 10-K incorrectly referenced the audit reports of Deloitte & Touche LLP as of February 29, 2016. The correct date for the audit reports referenced in the Original Form 10-K is March 1, 2017. A new consent with the correct date is filed as an exhibit attached hereto.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K under the Exchange Act, paragraphs 3, 4 and 5 of the certifications have been omitted. Pursuant to Rule 13a-14 under the Exchange Act, this Amendment No. 1 also contains new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

Other than this date correction to the Consent, no other changes have been made to the Original Form 10-K. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Form 10-K or modify or update in any way disclosures made in the Original Form 10-K. This Amendment No. 1 should be read in conjunction with the Original Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of the report:

Exhibits: The exhibits, listed on the accompanying exhibit index that is set forth after the signature page, are filed or furnished as part of this Amendment No. 1.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
MONSTER BEVERAGE CORPORATION

	Rodney C. Sacks	April 13, 2017
/s/ RODNEY C. SACKS	Chairman of the Board
Rodney C. Sacks

/s/ RODNEY C. SACKS	Chairman of the Board of	April 13, 2017
Rodney C. Sacks	Directors and Chief Executive Officer (principal executive officer)

/s/ HILTON H. SCHLOSBERG	Vice Chairman of the Board
Hilton H. Schlosberg	of Directors, President, Chief Operating Officer, Chief Financial Officer and Secretary (principal financial officer, controller and principal accounting officer)	April 13, 2017

INDEX TO EXHIBITS

23*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification by CEO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2*	Certification by CFO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1*	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2*	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*Exhibit filed or furnished with this report.