Form 10-Q
period 2017-03-31
Monster Beverage Corp
filed 2017-05-08
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017	Commission File Number 001-18761

MONSTER BEVERAGE CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	47-1809393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ___    No  X

The Registrant had 567,811,810 shares of common stock, par value $0.005 per share, outstanding as of April 24, 2017.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

MARCH 31, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2017 AND DECEMBER 31, 2016

(In Thousands, Except Par Value) (Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$576,337	$377,582
Short-term investments	209,366	220,554
Accounts receivable, net	509,477	448,051
TCCC Transaction receivable	62,500	125,000
Inventories	171,290	161,971
Prepaid expenses and other current assets	46,703	32,562
Prepaid income taxes	41,143	66,550
Total current assets	1,616,816	1,432,270

INVESTMENTS	477	2,394
PROPERTY AND EQUIPMENT, net	189,631	173,343
DEFERRED INCOME TAXES	158,739	159,556
GOODWILL	1,331,643	1,331,643
OTHER INTANGIBLE ASSETS, net	1,032,886	1,032,635
OTHER ASSETS	19,555	21,630
Total Assets	$4,349,747	$4,153,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$178,093	$193,270
Accrued liabilities	92,043	79,526
Accrued promotional allowances	125,533	110,237
Accrued distributor terminations	8,506	8,184
Deferred revenue	42,625	41,672
Accrued compensation	14,275	30,043
Income taxes payable	8,749	7,657
Total current liabilities	469,824	470,589

DEFERRED REVENUE	349,697	353,173

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 1,250,000 shares authorized; 624,405 shares issued and 567,769 outstanding as of March 31, 2017; 623,201 shares issued and 566,566 outstanding as of December 31, 2016	3,122	3,116
Additional paid-in capital	4,072,508	4,051,245
Retained earnings	2,285,528	2,107,548
Accumulated other comprehensive loss	(21,917)	(23,249)
Common stock in treasury, at cost; 56,636 shares and 56,635 shares as of March 31, 2017 and December 31, 2016, respectively	(2,809,015)	(2,808,951)
Total stockholders’ equity	3,530,226	3,329,709
Total Liabilities and Stockholders’ Equity	$4,349,747	$4,153,471

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE-MONTHS ENDED MARCH 31, 2017 AND 2016

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended
	March 31,
	2017	2016

NET SALES	$742,146	$680,186

COST OF SALES	261,272	257,088

GROSS PROFIT	480,874	423,098

OPERATING EXPENSES	216,612	168,385

OPERATING INCOME	264,262	254,713

INTEREST and OTHER INCOME, net	658	608

INCOME BEFORE PROVISION FOR INCOME TAXES	264,920	255,321

PROVISION FOR INCOME TAXES	86,940	91,444

NET INCOME	$177,980	$163,877

NET INCOME PER COMMON SHARE:
Basic	$0.31	$0.27
Diluted	$0.31	$0.26

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	571,578	608,838
Diluted	582,032	620,724

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE-MONTHS ENDED MARCH 31, 2017 AND 2016

(In Thousands) (Unaudited)

	Three-Months Ended March 31,
	2017	2016
Net income, as reported	$177,980	$163,877
Other comprehensive income:
Change in foreign currency translation adjustment	1,201	6,435
Available-for-sale investments:
Change in net unrealized gains	131	-
Reclassification adjustment for net gains included in net income	-	-
Net change in available-for-sale investments	131	-
Other comprehensive income	1,332	6,435
Comprehensive income	$179,312	$170,312

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTHS ENDED MARCH 31, 2017 AND 2016

(In Thousands) (Unaudited)

	Three-Months Ended
	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$177,980	$163,877
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,183	9,024
Loss (gain) on disposal of property and equipment	(268)	46
Stock-based compensation	13,142	10,062
Deferred income taxes	1,862	9
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	7,441	(58,550)
Distributor receivables	(951)	(1,656)
Inventories	(7,793)	(7,639)
Prepaid expenses and other current assets	(11,368)	(12,841)
Prepaid income taxes	25,601	(10,535)
Accounts payable	(19,317)	36,086
Accrued liabilities	6,788	12,239
Accrued promotional allowances	14,111	13,136
Accrued distributor terminations	315	(2,853)
Accrued compensation	(15,802)	(9,147)
Income taxes payable	(5,506)	(34,791)
Deferred revenue	(4,454)	3,092
Net cash provided by operating activities	192,964	109,559

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of held-to-maturity investments	-	396,346
Sales of available-for-sale investments	71,553	-
Purchases of held-to-maturity investments	-	(152,050)
Purchases of available-for-sale investments	(58,314)	-
Purchases of property and equipment	(19,093)	(8,205)
Proceeds from sale of property and equipment	452	381
Increase in intangibles	(848)	(2,342)
Decrease (increase) in other assets	(52)	142
Net cash (used in) provided by investing activities	(6,302)	234,272

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(700)	(522)
Issuance of common stock	13,621	4,078
Purchases of common stock held in treasury	(64)	(2,016)
Net cash provided by financing activities	12,857	1,540

Effect of exchange rate changes on cash and cash equivalents	(764)	7,321

NET INCREASE IN CASH AND
CASH EQUIVALENTS	198,755	352,692
CASH AND CASH EQUIVALENTS, beginning of period	377,582	2,175,417
CASH AND CASH EQUIVALENTS, end of period	$576,337	$2,528,109

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$19	$16
Income taxes	$66,094	$137,186

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTHS ENDED MARCH 31, 2017 AND 2016

(In Thousands) (Unaudited) (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

The Company entered into capital leases for the acquisition of promotional vehicles of $1.0 million and $1.2 million for the three-months ended March 31, 2017 and 2016, respectively.

Included in accounts payable as of March 31, 2017 and 2016 were $4.3 million and $0.3 million, respectively, related to purchases of property and equipment.

Included in accrued liabilities as of March 31, 2017 and 2016 were $6.2 million and $3.6 million, respectively, related to additions to other intangible assets.

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

1.                                    BASIS OF PRESENTATION

Reference is made to the Notes to Consolidated Financial Statements, in Monster Beverage Corporation and Subsidiaries (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2016 (“Form 10-K”) for a summary of significant accounting policies utilized by the Company and its consolidated subsidiaries and other disclosures, which should be read in conjunction with this Quarterly Report on Form 10-Q (“Form 10-Q”).

The Company’s condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting.  They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP.  The information set forth in these interim condensed consolidated financial statements for the three-months ended March 31, 2017 and 2016, respectively, is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading.  Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

2.                                    RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This amendment is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of ASU No. 2017-01 on its financial position, results of operations and liquidity.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to calculate the implied fair value of goodwill but rather requires an entity to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of ASU No. 2017-04 on its financial position, results of operations and liquidity.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory”, in an effort to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. FASB ASU No. 2016-16 establishes the requirement that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU No. 2016-16 is effective for financial statements issued for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of ASU No. 2016-16 on its financial position, results of operations and liquidity.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes previous revenue recognition guidance. ASU No. 2014-09 requires that a company recognize revenue at an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring goods or services to a customer. In applying the new guidance, a company will (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the contract’s performance obligations; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 was to be effective for reporting periods beginning after December 15, 2016.  However, on July 9, 2015, the FASB voted to approve a one-year deferral of the effective date. This new guidance is effective for the Company beginning January 1, 2018 and can be adopted using either a full retrospective or modified approach. The Company is in the very early stages of evaluating the amended revenue recognition guidance in Topic 606. The evaluation has yet to progress to a stage where there is sufficient information for a preliminary position of the impact on the Company’s consolidated financial statements. Therefore, the Company is unable at this time to provide (i) qualitative financial statement disclosures of the potential impact that this standard will have on its financial statements when adopted, (ii) a description of the effects of the accounting policies it expects to apply, (iii) a comparison to its current revenue recognition policies and (iv) a method for adoption.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

3.                                    INVESTMENTS

The following table summarizes the Company’s investments at:

March 31, 2017	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Available-for-sale
Short-term:
Commercial paper	$50,623	$-	$-	$50,623	$-	$-
Certificates of deposit	3,164	-	-	3,164	-	-
Municipal securities	119,833	2	56	119,779	54	-
U.S. government agency securities	10,076	-	6	10,070	6	-
Variable rate demand notes	25,730	-	-	25,730	-	-
Long-term:
Municipal securities	478	-	1	477	1	-
Total	$209,904	$2	$63	$209,843	$61	$-

December 31, 2016	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Available-for-sale
Short-term:
Commercial paper	$40,382	$-	$-	$40,382	$-	$-
Municipal securities	140,379	-	181	140,198	181	-
U.S. government agency securities	26,057	-	6	26,051	6	-
Variable rate demand notes	13,923	-	-	13,923	-	-
Long-term:
Municipal securities	2,403	-	9	2,394	9	-
Total	$223,144	$-	$196	$222,948	$196	$-

During the three-months ended March 31, 2017 and 2016, realized gains or losses recognized on the sale of investments were not significant.

The Company’s investments at March 31, 2017 and December 31, 2016 in commercial paper, certificates of deposit, municipal securities, U.S. government agency securities and/or variable rate demand notes (“VRDNs”) carried investment grade credit ratings. VRDNs are floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. While they are classified as marketable investment securities, the put option allows the VRDNs to be liquidated at par on a same day, or more generally, on a seven day settlement basis.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	March 31, 2017		December 31, 2016

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
Commercial paper	$50,623	$50,623	$40,382	$40,382
Certificates of deposit	3,164	3,164	-	-
Municipal securities	119,833	119,779	140,379	140,198
U.S. government agency securities	10,076	10,070	26,057	26,051
Due 1 -10 years:
Municipal securities	478	477	2,403	2,394
Variable rate demand notes	3,917	3,917	3,917	3,917
Due 11 - 20 years:
Variable rate demand notes	13,808	13,808	6,003	6,003
Due 21 - 30 years:
Variable rate demand notes	4,002	4,002	4,003	4,003
Due 31 - 40 years:
Variable rate demand notes	4,003	4,003	-	-
Total	$209,904	$209,843	$223,144	$222,948

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following tables present the fair value of the Company’s financial assets and liabilities that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

March 31, 2017	Level 1	Level 2	Level 3	Total
Cash	$288,457	$-	$-	$288,457
Money market funds	211,237	-	-	211,237
Certificates of deposit	-	37,189	-	37,189
Commercial paper	-	54,443	-	54,443
Variable rate demand notes	-	25,730	-	25,730
Municipal securities	-	159,054	-	159,054
U.S. government agency securities	-	10,070	-	10,070
Foreign currency derivatives	-	850	-	850
Total	$499,694	$287,336	$-	$787,030

Amounts included in:
Cash and cash equivalents	$499,694	$76,643	$-	$576,337
Short-term investments	-	209,366	-	209,366
Accounts receivable, net	-	924	-	924
Investments	-	477	-	477
Accrued liabilities	-	(74)	-	(74)
Total	$499,694	$287,336	$-	$787,030

December 31, 2016	Level 1	Level 2	Level 3	Total
Cash	$278,972	$-	$-	$278,972
Money market funds	76,112	-	-	76,112
Commercial paper	-	47,855	-	47,855
Variable rate demand notes	-	13,923	-	13,923
Municipal securities	-	157,617	-	157,617
U.S. government agency securities	-	26,051	-	26,051
Foreign currency derivatives	-	(528)	-	(528)
Total	$355,084	$244,918	$-	$600,002

Amounts included in:
Cash and cash equivalents	$355,084	$22,498	$-	$377,582
Short-term investments	-	220,554	-	220,554
Accounts receivable, net	-	236	-	236
Investments	-	2,394	-	2,394
Accrued liabilities	-	(764)	-	(764)
Total	$355,084	$244,918	$-	$600,002

All of the Company’s short-term investments are classified within Level 1 or Level 2 of the fair value hierarchy.  The Company’s valuation of its Level 1 investments, which include money market funds, is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments, which include municipal securities, commercial paper, certificates of deposit, VRDNs and U.S. government agency securities, is based on other observable inputs, specifically a market approach which utilizes valuation models, pricing systems, mathematical tools and other relevant information for the same or similar securities. The Company’s valuation of its Level 2 foreign currency exchange contracts is based on quoted market prices of the same or similar instruments, adjusted for counterparty risk. There were no transfers between Level 1 and Level 2 measurements during the three-months ended March 31, 2017 or the year ended December 31, 2016, and there were no changes in the Company’s valuation techniques.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

5.                                    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to foreign currency exchange rate risks related primarily to its foreign business operations. During the three-months ended March 31, 2017 and the year ended December 31, 2016, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts of the Company that were outstanding as of March 31, 2017 have terms of one month or less. The Company does not enter into forward currency exchange contracts for speculation or trading purposes.

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

The notional amount and fair value of all outstanding foreign currency derivative instruments in the condensed consolidated balance sheets consist of the following at:

March 31, 2017
Derivatives not designated as hedging instruments under FASB ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets:
Foreign currency exchange contracts:
Receive USD/pay EUR	$35,972	$291	Accounts receivable, net
Receive USD/pay AUD	18,255	76	Accounts receivable, net
Receive CAD/pay USD	22,748	63	Accounts receivable, net
Receive USD/pay ZAR	21,483	479	Accounts receivable, net
Receive USD/pay MXN	21,556	4	Accounts receivable, net
Receive USD/pay NZD	1,477	5	Accounts receivable, net
Receive USD/pay BRL	3,692	6	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive USD/pay GBP	$374	$(3)	Accrued liabilities
Receive SGD/pay USD	3,869	(7)	Accrued liabilities
Receive USD/pay TRY	6,383	(38)	Accrued liabilities
Receive USD/pay CLP	4,779	(22)	Accrued liabilities
Receive USD/pay COP	2,233	(4)	Accrued liabilities

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

December 31, 2016
Derivatives not designated as hedging instruments under FASB ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets:
Foreign currency exchange contracts:
Receive CAD/pay USD	$22,314	$173	Accounts receivable, net
Receive SGD/pay USD	7,915	24	Accounts receivable, net
Receive NOK/pay USD	2,138	28	Accounts receivable, net
Receive USD/pay CLP	4,094	9	Accounts receivable, net
Receive USD/pay COP	2,330	2	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive USD/pay GBP	$7,718	$(57)	Accrued liabilities
Receive USD/pay EUR	29,621	(325)	Accrued liabilities
Receive USD/pay AUD	15,135	(74)	Accrued liabilities
Receive USD/pay ZAR	20,405	(296)	Accrued liabilities
Receive USD/pay MXN	25,864	(4)	Accrued liabilities
Receive USD/pay BRL	3,138	(3)	Accrued liabilities
Receive USD/pay NZD	2,076	(5)	Accrued liabilities

The net gains (losses) on derivative instruments in the condensed consolidated statements of income were as follows:

		Amount of gain (loss) recognized in income on derivatives
		Three-months ended
Derivatives not designated as hedging instruments under FASB ASC 815-20	Location of gain (loss) recognized in income on derivatives	March 31, 2017	March 31, 2016
Foreign currency exchange contracts	Interest and other income, net	$(5,028)	$317

6.                                    INVENTORIES

Inventories consist of the following at:

	March 31, 2017	December 31, 2016
Raw materials	$70,032	$58,658
Finished goods	101,258	103,313
	$171,290	$161,971

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

7.                                    PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at:

	March 31, 2017	December 31, 2016
Land	$47,373	$46,596
Leasehold improvements	3,115	2,687
Furniture and fixtures	3,710	3,635
Office and computer equipment	11,917	11,701
Computer software	2,917	3,274
Equipment	120,459	114,230
Buildings	81,837	69,547
Vehicles	34,733	31,582
	306,061	283,252
Less: accumulated depreciation and amortization	(116,430)	(109,909)
	$189,631	$173,343

Total depreciation and amortization expense recorded was $8.2 million and $7.2 million for the three-months ended March 31, 2017 and 2016, respectively.

8.                                    GOODWILL AND OTHER INTANGIBLE ASSETS

The following is a roll-forward of goodwill for the three-months ended March 31, 2017 by reportable segment:

	Monster Energy® Drinks	Strategic Brands	Other	Total
Balance at December 31, 2016	$693,644	$637,999	$-	$1,331,643
Acquisitions	-	-	-	-
Balance at March 31, 2017	$693,644	$637,999	$-	$1,331,643

Intangible assets consist of the following at:

	March 31, 2017	December 31, 2016
Amortizing intangibles	$71,330	$71,290
Accumulated amortization	(17,497)	(14,535)
	53,833	56,755
Non-amortizing intangibles	979,053	975,880
	$1,032,886	$1,032,635

Amortizing intangibles primarily consist of customer relationships. All amortizing intangibles have been assigned an estimated finite useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives, generally five to seven years. Total amortization expense recorded was $3.0 million and $1.8 million for the three-months ended March 31, 2017 and 2016, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

9.                                    DISTRIBUTION AGREEMENTS

In accordance with ASC No. 420 “Exit or Disposal Cost Obligations”, the Company expenses distributor termination costs in the period in which the written notification of termination occurs. The Company incurred termination costs of $19.9 million and $3.4 million for the three-months ended March 31, 2017 and 2016, respectively.

In the normal course of business, amounts received pursuant to new and/or amended distribution agreements entered into with certain distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, are accounted for as deferred revenue and are recognized as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years. Revenue recognized was $10.0 million and $8.2 million for the three-months ended March 31, 2017 and 2016, respectively.

10.                            COMMITMENTS AND CONTINGENCIES

The Company had purchase commitments aggregating approximately $39.8 million at March 31, 2017, which represented commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms, but are generally satisfied within one year.

The Company had contractual obligations aggregating approximately $153.4 million at March 31, 2017, which related primarily to sponsorships and other marketing activities.

The Company had operating lease commitments aggregating approximately $18.9 million at March 31, 2017, which related primarily to warehouse and office space.

In September 2016, the Company completed its acquisition of approximately 49 acres of land, located in Rialto, CA, for a purchase price of approximately $39.1 million. The Company has begun construction of an approximately 1,000,000 square-foot building, which it hopes to have LEED certified, to replace its current leased warehouse and distribution facilities located in Corona, CA. The Company has entered into an approximately $37.6 million guaranteed maximum price construction contract for the construction of the building of which $22.3 million remained outstanding as of March 31, 2017.

In December 2016, the Company entered into a credit facility with HSBC Bank (China) Company Limited, Shanghai Branch consisting of a working capital line of credit under which the Company may borrow up to $4.0 million of non-collateralized debt. In February 2017, the working capital line limit was increased from $4.0 million to $9.0 million. Interest on borrowings under the line of credit is based on the People’s Bank of China benchmark lending rates multiplied by 1.05. As of March 31, 2017, the Company had $5.7 million outstanding on this line of credit including interest, which is included in accounts payable in the condensed consolidated balance sheet.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, or in the amount of any related insurance reimbursements recorded. As of March 31, 2017, the Company’s consolidated balance sheet includes accrued loss contingencies of approximately $1.5 million.

11.                            ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the three-months ended March 31, 2017 are as follows:

	Currency Translation Losses	Unrealized (Gains) Losses on Available-for- Sale Securities	Total

Balance at December 31, 2016	$23,056	$193	$23,249
Other comprehensive (gain) before reclassifications	(1,201)	(131)	(1,332)
Amounts reclassified from accumulated other comprehensive loss	-	-	-
Net current-period other comprehensive (gain)	(1,201)	(131)	(1,332)
Balance at March 31, 2017	$21,855	$62	$21,917

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

12.                            TREASURY STOCK

On February 28, 2017, the Company’s Board of Directors authorized a new share repurchase program for the purchase of up to $500.0 million of our outstanding common stock (the “February 2017 Repurchase Plan”). As of May 5, 2017, no shares have been repurchased pursuant to the February 2017 Repurchase Plan.

During the three-months ended March 31, 2017, 1,397 shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $0.1 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying condensed consolidated balance sheet at March 31, 2017.

13.                            STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at March 31, 2017: the Monster Beverage Corporation 2011 Omnibus Incentive Plan (the “2011 Omnibus Incentive Plan”) and the 2009 Monster Beverage Corporation Stock Incentive Plan for Non-Employee Directors.

The Company recorded $13.1 million and $10.1 million of compensation expense relating to outstanding options, restricted stock awards, stock appreciation rights and restricted stock units during the three-months ended March 31, 2017 and 2016, respectively.

The excess tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options, vesting of restricted stock units and restricted stock awards for the three-months ended March 31, 2017 and 2016 was $9.4 million and $1.6 million, respectively.

In 2016, the Company adopted the Monster Beverage Deferred Compensation Plan (the “Deferred Compensation Plan”) (a sub plan to the 2011 Omnibus Incentive Plan).  Deferrals under the Deferred Compensation Plan are unfunded and unsecured. As of March 31, 2017, deferrals under the Deferred Compensation Plan are solely comprised of cash compensation and equity compensation coming due after March, 2018 and are not material in the aggregate.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted as of March 31, 2017 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	Three-Months Ended March 31,
	2017	2016
Dividend yield	0.0%	0.0%
Expected volatility	36.6%	36.2%
Risk-free interest rate	2.1%	1.5%
Expected term	6.1 years	5.7 years

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

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

Options	Number of Shares (In thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	22,643	$23.55	5.8	$474,739
Granted 01/01/17 - 03/31/17	1,319	$45.94
Exercised	(993)	$13.72
Cancelled or forfeited	(107)	$40.16
Outstanding at March 31, 2017	22,862	$25.19	5.9	$480,827
Vested and expected to vest in the future at March 31, 2017	21,438	$24.04	5.7	$475,332
Exercisable at March 31, 2017	13,205	$14.13	3.9	$423,110

The weighted-average grant-date fair value of options granted during the three-months ended March 31, 2017 and 2016 was $18.00 per share and $15.88 per share, respectively. The total intrinsic value of options exercised during the three-months ended March 31, 2017 and 2016 was $32.4 million and $10.5 million, respectively.

Cash received from option exercises under all plans for the three-months ended March 31, 2017 and 2016 was approximately $13.6 million and $4.0 million, respectively.

At March 31, 2017, there was $111.4 million of total unrecognized compensation expense related to non-vested options granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 3.2 years.

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

The following table summarizes the Company’s activities with respect to non-vested restricted stock awards and non-vested restricted stock units as follows:

	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2017	556	$39.95
Granted 01/01/17- 03/31/17	252	$46.27
Vested	(212)	$39.77
Forfeited/cancelled	(2)	$20.69
Non-vested at March 31, 2017	594	$42.76

The weighted-average grant-date fair value of restricted stock units and restricted stock awards granted during the three-months ended March 31, 2017 and 2016 was $46.27 per share and $43.99 per share, respectively. As of March 31, 2017, 0.5 million of restricted stock units and restricted stock awards are expected to vest over their respective terms.

At March 31, 2017, total unrecognized compensation expense relating to non-vested restricted stock awards and non-vested restricted stock units was $22.4 million, which is expected to be recognized over a weighted-average period of 2.0 years.

14.                            INCOME TAXES

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the three-months ended March 31, 2017:

Gross Unrecognized Tax Benefits
Balance at December 31, 2016	$9
Additions for tax positions related to the current year	-
Additions for tax positions related to the prior year	6,540
Decreases related to settlement with taxing authority	(9)
Balance at March 31, 2017	$6,540

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. As of March 31, 2017, the Company had approximately $1.1 million in accrued interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions, the resultant impact on the Company’s effective tax rate would not be significant. It is expected that the change in the amount of unrecognized tax benefits within the next 12 months will not be significant.

The Company is subject to U.S. federal income tax as well as to income tax in multiple state and foreign jurisdictions.

On August 7, 2015, the Internal Revenue Service (the “IRS”) began its examination of the Company’s U.S. federal income tax returns for the years ended December 31, 2012 and 2013. On October 18, 2016, the IRS began its examination of the Company’s U.S. federal income tax return for the year ended December 31, 2014. On March 27, 2017, the IRS began its examination of the Company’s U.S. federal income tax return for the year ended December 31, 2015.

The Company is in various stages of examination with certain states and certain foreign jurisdictions. The 2012 through 2016 U.S. federal income tax returns are subject to examination by the IRS. State income tax returns are subject to examination for the 2012 through 2016 tax years.

15.                            EARNINGS PER SHARE

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations is presented below:

	Three-Months Ended
	March 31,
	2017	2016
Weighted-average shares outstanding:
Basic	571,578	608,838
Dilutive	10,454	11,886
Diluted	582,032	620,724

For the three-months ended March 31, 2017 and 2016, options and awards outstanding totaling 8.0 million shares and 4.2 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

16.                            SEGMENT INFORMATION

The Company has three operating and reportable segments, (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is comprised of the Company’s Monster Energy® drinks as well as Mutant® Super Soda drinks, (ii) Strategic Brands segment (“Strategic Brands”), which is comprised of the various energy drink brands acquired from The Coca-Cola Company (“TCCC”) in 2015 and (iii) Other segment (“Other”), which is comprised of certain products sold by American Fruits & Flavors LLC, a wholly-owned subsidiary of the Company, to independent third-party customers.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company’s Strategic Brands segment primarily generates net operating revenues by selling “concentrates” and/or “beverage bases” to authorized bottling and canning operations. Such bottlers generally combine the concentrates and/or beverage bases with sweeteners, water and other ingredients to produce ready-to-drink packaged energy drinks. The ready-to-drink packaged energy drinks are then sold to other bottlers, full service distributors or retailers, including, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, food service customers, drug stores and the military. To a lesser extent, the Company’s Strategic Brands segment generates net operating revenues by selling ready-to-drink packaged energy drinks to bottlers and full service beverage distributors.

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

The net revenues derived from the Company’s reportable segments and other financial information related thereto for the three-months ended March 31, 2017 and 2016 are as follows:

	Three-Months Ended
	March 31,
	2017	2016
Net sales:
Monster Energy® Drinks(1)	$668,571	$621,734
Strategic Brands	68,036	58,452
Other	5,539	-
Corporate and unallocated	-	-
	$742,146	$680,186

	Three-Months Ended
	March 31,
	2017	2016
Operating Income:
Monster Energy® Drinks(1) (2)	$279,431	$267,044
Strategic Brands	42,106	39,075
Other	1,416	-
Corporate and unallocated	(58,691)	(51,406)
	$264,262	$254,713

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended
	March 31,
	2017	2016
Income before tax:
Monster Energy® Drinks(1) (2)	$279,335	$267,094
Strategic Brands	42,094	39,060
Other	1,416	-
Corporate and unallocated	(57,925)	(50,833)
	$264,920	$255,321

(1)          Includes $10.0 million and $8.2 million for the three-months ended March 31, 2017 and 2016, respectively, related to the recognition of deferred revenue.

(2)          Includes $19.9 million and $3.4 million for the three-months ended March 31, 2017 and 2016, respectively, related to distributor termination costs.

	Three-Months Ended
	March 31,
	2017	2016
Depreciation and amortization:
Monster Energy® Drinks	$6,541	$5,779
Strategic Brands	1,796	1,770
Other	1,153	-
Corporate and unallocated	1,693	1,475
	$11,183	$9,024

	March 31, 2017	December 31, 2016
Goodwill and other intangible assets:
Monster Energy® Drinks	$1,337,398	$1,334,494
Strategic Brands	1,000,175	1,001,749
Other	26,956	28,035
Corporate and unallocated	-	-
	$2,364,529	$2,364,278

Corporate and unallocated expenses for the three-months ended March 31, 2017 include $37.6 million of payroll costs, of which $13.1 million was attributable to stock-based compensation expenses (see Note 13, “Stock-Based Compensation”), as well as $12.3 million attributable to professional service expenses, including accounting and legal costs, and $8.8 million of other operating expenses. Corporate and unallocated expenses for the three-months ended March 31, 2016 include $28.4 million of payroll costs, of which $10.1 million was attributable to stock-based compensation expenses (see Note 13, “Stock-Based Compensation”), as well as $16.0 million attributable to professional service expenses, including accounting and legal costs, and $7.0 million of other operating expenses.

TCCC, through certain wholly-owned subsidiaries (the “TCCC Subsidiaries”), accounted for approximately 34% and 46% of the Company’s net sales for the three-months ended March 31, 2017 and 2016, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Net sales to customers outside the United States amounted to $190.9 million and $149.1 million for the three-months ended March 31, 2017 and 2016, respectively.

17.                            RELATED PARTY TRANSACTIONS

TCCC controls more than 10% of the voting interests of the Company.  TCCC, through the TCCC Subsidiaries and through certain of its affiliated companies (the “TCCC Affiliates”) purchases and distributes certain of the Company’s products both domestically and in certain international territories. The Company also pays TCCC a commission based on certain sales within the TCCC distribution network.

TCCC commissions, based on sales to the TCCC Affiliates for the three-months ended March 31, 2017 and 2016, were $7.9 million and $1.9 million, respectively.

TCCC commissions, based on sales to the TCCC Subsidiaries, are accounted for as a reduction to revenue and are reported in net sales to the TCCC Subsidiaries.

Net sales to the TCCC Subsidiaries for the three-months ended March 31, 2017 and 2016 were $255.8 million and $310.1 million, respectively.

The Company also purchases concentrates from TCCC which are then sold to both the TCCC Affiliates and the TCCC Subsidiaries. Concentrate purchases from TCCC were $5.9 million and $6.7 million for the three-months ended March 31, 2017 and 2016, respectively.

Certain TCCC Subsidiaries also contract manufacture certain of the Company’s Monster Energy® brand energy drinks as well as Mutant® Super Soda drinks. Contract manufacturing expenses were $2.2 million and $1.6 million for the three-months ended March 31, 2017 and 2016, respectively.

Accounts receivable, accounts payable and accrued promotional allowances related to the TCCC Subsidiaries are as follows at:

	March 31, 2017	December 31, 2016

Accounts receivable, net	$161,440	$151,756
TCCC transaction receivable	$62,500	$125,000
Accounts payable	$(35,869)	$(41,210)
Accrued promotional allowances	$(33,296)	$(27,056)

Two directors and officers of the Company and their families are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the three-months ended March 31, 2017 and 2016 were $0.2 million and $0.1 million, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

When this report uses the words “the Company”, “we”, “us”, and “our”, these words refer to Monster Beverage Corporation and its subsidiaries, unless the context otherwise requires. Based in Corona, California, Monster Beverage Corporation is a holding company and conducts no operating business except through its consolidated subsidiaries. The Company’s subsidiaries primarily develop and market energy drinks as well as Mutant® Super Sodas.

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

We accounted for the AFF Transaction in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations”.  Inventory purchased under the AFF Transaction was recorded at fair value. Raw material cost savings from the AFF Transaction were approximately $23.3 million in the three-months ended March 31, 2017.

Distributor Terminations

In accordance with ASC No. 420 “Exit or Disposal Cost Obligations”, we expense distributor termination costs in the period in which the written notification of termination occurs.  As a result, we incurred termination costs of $19.9 million and $3.4 million for the three-months ended March 31, 2017 and 2016, respectively, related to the distribution rights transferred to The Coca-Cola Company’s (“TCCC”) distribution network. Such termination costs have been expensed in full and are included in operating expenses for the three-months ended March 31, 2017 and 2016.

Overview

We develop, market, sell and distribute energy drink beverages, super sodas and/or concentrates for energy drink beverages, primarily under the following brand names:

• Monster Energy®	• Nalu®
• Monster Rehab®	• NOS®
• Monster Energy Extra Strength Nitrous Technology®	• Full Throttle®
• Java Monster®	• Burn®
• Muscle Monster®	• Mother®
• Mega Monster Energy®	• Ultra®
• Punch Monster®	• Play® and Power Play®
• Juice Monster®	• Gladiator®
• Übermonster®	• Relentless®
• BU®	• Samurai®
• Mutant® Super Soda	• BPM®

Our Monster Energy® brand energy drinks, which represented 89.7% and 91.4% of our net sales for the three-months ended March 31, 2017 and 2016, respectively, primarily include the following:

• Monster Energy®	• Java Monster® Kona Blend
• Lo-Carb Monster Energy®	• Java Monster® Loca Moca®
• Monster Assault®	• Java Monster® Mean Bean®
• Juice Monster® Khaos®	• Java Monster® Vanilla Light
• Juice Monster® Ripper®	• Java Monster® Irish Blend®
• Juice Monster® Pipeline Punch®	• Java Monster® Salted Caramel
• Monster Energy Absolutely Zero®	• Mega Monster Energy®
• Monster Energy® Import	• Monster Energy Extra Strength Nitrous Technology® Super Dry™
• Punch Monster® Baller’s Blend® (formerly Dub Edition)
• Punch Monster® Mad Dog (formerly Dub Edition)	• Monster Energy Extra Strength Nitrous Technology® Anti-Gravity®
• Monster Rehab® Tea + Lemonade + Energy
• Monster Rehab® Raspberry Tea + Energy (formerly Rojo)	• M3® Monster Energy® Super Concentrate
• Monster Rehab® Green Tea + Energy	• Monster Energy Zero Ultra®
• Monster Rehab® Tea + Orangeade + Energy	• Monster Energy Ultra Blue®
• Monster Rehab® Tea + Pink Lemonade + Energy	• Monster Energy Ultra Red®
• Monster Rehab® Peach Tea + Energy	• Monster Energy Ultra Black®
• Muscle Monster® Vanilla	• Monster Energy Ultra Sunrise®
• Muscle Monster® Chocolate	• Monster Energy Ultra Citron®
• Muscle Monster® Strawberry	• Monster Energy Ultra VioletTM
• Muscle Monster® Banana	• Monster Energy® Valentino Rossi
• Monster Energy® Gronk	• Übermonster® Energy Brew™

We have three operating and reportable segments, (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is comprised of the Company’s Monster Energy® drinks as well as Mutant® Super Soda drinks, (ii) Strategic Brands segment (“Strategic Brands”), which is comprised of the various energy drink brands acquired from TCCC in 2015 and (iii) Other segment (“Other”), which is comprised of certain products sold by AFF to independent third-party customers (the “AFF Third- Party Products”).

During the three-months ended March 31, 2017, we continued to expand our existing energy drink portfolio and further develop our distribution markets. During the three-months ended March 31, 2017, we introduced the following products:

•                 Full Throttle Orange (March 2017)

In the normal course of business we discontinue certain products and/or product lines. Those products or product lines discontinued in the three-months ended March 31, 2017, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Our net sales of $742.1 million for the three-months ended March 31, 2017 represented record sales for our first fiscal quarter. The vast majority of our net sales are derived from our Monster Energy® brand energy drinks. Net sales of our Monster Energy® brand energy drinks were $665.8 million for the three-months ended March 31, 2017.  Net sales of our Strategic Brands were $68.0 million for the three-months ended March 31, 2017.

Our Monster Energy® Drinks segment represented 90.1% and 91.4% of our consolidated net sales for the three-months ended March 31, 2017 and 2016, respectively. Our Strategic Brands segment represented 9.2% and 8.6% of our consolidated net sales for the three-months ended March 31, 2017 and 2016, respectively. Our Other segment represented 0.7% of our consolidated net sales for the three-months ended March 31, 2017. There were no net sales for the Other segment during the three-months ended March 31, 2016.

Net changes in foreign currency exchange rates had an unfavorable impact on net sales in the Monster Energy® Drinks segment of approximately $4.7 million for the three-months ended March 31, 2017. Net changes in foreign currency exchange rates had a favorable impact on net sales in the Strategic Brands segment of approximately $1.0 million for the three-months ended March 31, 2017.

Our sales and marketing strategy for all our beverages is to focus our efforts on developing brand awareness through image-enhancing programs and product sampling. We use our branded vehicles and other promotional vehicles at events where we offer samples of our products to consumers. We utilize “push-pull” methods to enhance shelf and display space exposure in sales outlets (including racks, coolers and barrel coolers), advertising, in-store promotions and in-store placement of point-of-sale materials to encourage demand from consumers for our products. We also support our brands with prize promotions, price promotions, competitions, endorsements from selected public and sports figures, personality endorsements (including television and other well-known sports personalities), sampling and sponsorship of selected athletes, teams, series, bands, esports, causes and events. In-store posters, outdoor posters, print, radio and television advertising (directly and through our sponsorships and endorsements) and coupons may also be used to promote our brands.

We believe that one of the keys to success in the beverage industry is differentiation, making our brands and products visually appealing and distinctive from other beverages on the shelves of retailers. We review our products and packaging on an ongoing basis and, where practical, endeavor to make them different and unique. The labels and graphics for many of our products are redesigned from time to time to maximize their visibility and identification, wherever they may be placed in stores, which we will continue to reevaluate from time to time.

Our growth strategy includes expanding our international business. Net sales to customers outside the United States amounted to $190.9 million and $149.1 million for the three-months ended March 31, 2017 and 2016, respectively. Such sales were approximately 26% and 22% of net sales for the three-months ended March 31, 2017 and 2016, respectively. Net changes in foreign currency exchange rates had an unfavorable impact on net sales to customers outside the United States of approximately 2% for the three-months ended March 31, 2017.

Our customers are primarily full service beverage bottlers/distributors, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, food service customers and the military. Percentages of our gross sales to our various customer types for the three-months ended March 31, 2017 and 2016 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such bottlers/distributors’ sales to their own customers.

	Three-Months Ended March 31,
	2017	2016
U.S. full service bottlers/distributors	64%	66%
Club stores and mass merchandisers	7%	9%
International full service bottlers/distributors	27%	24%
Retail grocery, specialty chains and wholesalers	1%	1%
Other	1%	0%

Our customers include Coca-Cola Refreshments USA, Inc., Coca-Cola Bottling Company, CCBCC Operations, LLC, United Bottling Contracts Company, LLC, and certain other TCCC independent bottlers, Coca-Cola European Partners, Coca-Cola Hellenic, Coca-Cola FEMSA, Coca-Cola Amatil, Swire Coca-Cola group in China, COFCO Coca-Cola group in China, Asahi, Kalil Bottling Group, Wal-Mart, Inc. (including Sam’s Club), Costco and select Anheuser-Busch distributors (the “AB Distributors”). TCCC, through certain wholly-owned subsidiaries (the “TCCC Subsidiaries”), accounted for approximately 34% and 46% of our net sales for the three-months ended March 31, 2017 and 2016, respectively. A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations.

Results of Operations

The following table sets forth key statistics for the three-months ended March 31, 2017 and 2016.

(In thousands, except per share amounts)	Three-Months Ended March 31,		Percentage Change
	2017	2016	17 vs. 16
Net sales¹	$742,146	$680,186	9.1%
Cost of sales	261,272	257,088	1.6%
Gross profit*¹	480,874	423,098	13.7%
Gross profit as a percentage of net sales¹	64.8%	62.2%

Operating expenses²	216,612	168,385	28.6%
Operating expenses as a percentage of net sales	29.2%	24.8%

Operating income¹,²	264,262	254,713	3.7%
Operating income as a percentage of net sales	35.6%	37.4%

Interest and other income, net	658	608	8.2%

Income before provision for income taxes¹,²	264,920	255,321	3.8%

Provision for income taxes	86,940	91,444	(4.9%)

Income taxes as a percentage of income before taxes	32.8%	35.8%

Net income¹,²	$177,980	$163,877	8.6%
Net income as a percentage of net sales	24.0%	24.1%

Net income per common share:
Basic	$0.31	$0.27	15.7%
Diluted	$0.31	$0.26	15.8%

Case sales (in thousands)
(in 192-ounce case equivalents)	79,992	72,653	10.1%

¹Includes $10.0 million and $8.2 million for the three-months ended March 31, 2017 and 2016, respectively, related to the recognition of deferred revenue.

²Includes $19.9 million and $3.4 million for the three-months ended March 31, 2017 and 2016, respectively, of distributor termination costs.

*Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses. We include out-bound freight and warehouse costs in operating expenses rather than in cost of sales.

Results of Operations for the Three-Months Ended March 31, 2017 Compared to the Three-Months Ended March 31, 2016.

Net Sales. Net sales were $742.1 million for the three-months ended March 31, 2017, an increase of approximately $62.0 million, or 9.1% higher than net sales of $680.2 million for the three-months ended March 31, 2016. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $43.8 million of the overall increase in net sales. Net sales of our Monster Energy® brand energy drinks increased partially due to increased sales by volume as a result of increased domestic and international consumer demand.  Net sales of our Strategic Brands were $68.0 million for the three-months ended March 31, 2017, or 16.4% higher than net sales of $58.5 million for the three-months ended March 31, 2016. Net sales of the AFF Third-Party Products were $5.5 million for the three-months ended March 31, 2017. There were no net sales of the AFF Third-Party Products for the three-months ended March 31, 2016. No other individual product line contributed either a material increase or decrease to net sales for the three-months ended March 31, 2017.

Net changes in foreign currency exchange rates had an unfavorable impact on net sales in the Monster Energy® Drinks segment of approximately $4.7 million for the three-months ended March 31, 2017. Net changes in foreign currency exchange rates had a favorable impact on net sales in the Strategic Brands segment of approximately $1.0 million for the three-months ended March 31, 2017.

Case sales, in 192-ounce case equivalents, were 80.0 million cases for the three-months ended March 31, 2017, an increase of approximately 7.3 million cases or 10.1% higher than case sales of 72.7 million cases for the three-months ended March 31, 2016. The overall average net sales per case (excluding AFF Third-Party Products net sales of $5.5 million as these sales do not have unit case equivalents) decreased to $9.21 for the three-months ended March 31, 2017, which was 1.6% lower than the average net sales per case of $9.36 for the three-months ended March 31, 2016. The lower average net sales price per case was primarily attributable to the changes in geographic sales mix.

Net sales for the Monster Energy® Drinks segment were $668.6 million for the three-months ended March 31, 2017, an increase of approximately $46.9 million, or 7.5% higher than net sales of $621.7 million for the three-months ended March 31, 2016. No other individual product line contributed either a material increase or decrease to net sales for the three-months ended March 31, 2017.

Net sales for the Strategic Brands segment were $68.0 million for the three-months ended March 31, 2017, an increase of approximately $9.6 million, or 16.4% higher than net sales of $58.5 million for the three-months ended March 31, 2016.

Net sales for the Other segment were $5.5 million for the three-months ended March 31, 2017. There were no net sales of the Other segment for the three-months ended March 31, 2016.

Gross Profit.  Gross profit was $480.9 million for the three-months ended March 31, 2017, an increase of approximately $57.8 million, or 13.7% higher than the gross profit of $423.1 million for the three-months ended March 31, 2016. Gross profit as a percentage of net sales increased to 64.8% for the three-months ended March 31, 2017 from 62.2% for the three-months ended March 31, 2016.  The increase in gross profit dollars was primarily the result of the $43.8 million increase in net sales of our Monster Energy® brand energy drinks as well as approximately $23.3 million of raw material cost savings from the AFF Transaction. The increase in gross profit as a percentage of net sales was primarily attributable to (i) the raw material cost savings from the AFF Transaction and (ii) changes in product sales mix.

Operating Expenses.  Total operating expenses were $216.6 million for the three-months ended March 31, 2017, an increase of approximately $48.2 million, or 28.6% higher than total operating expenses of $168.4 million for the three-months ended March 31, 2016. The increase in operating expenses was primarily due to increased expenditures of $16.4 million associated with distributor terminations, increased payroll expenses of $13.0 million (of which $3.1 million was related to an increase in stock-based compensation), increased expenditures of $6.8 million for sponsorships and endorsements and increased expenditures of $5.0 million for commissions.

Contribution Margin.  Contribution margin for the Monster Energy® Drinks segment was $279.4 million for the three-months ended March 31, 2017, an increase of approximately $12.4 million, or 4.6% higher than contribution margin of $267.0 million for the three-months ended March 31, 2016. The increase in contribution margin for the Monster Energy® Drinks segment was primarily the result of the $43.8 million increase in net sales of our Monster Energy® brand energy drinks as well as approximately $23.3 million of raw material cost savings from the AFF Transaction.

Contribution margin for the Strategic Brands segment was $42.1 million for the three-months ended March 31, 2017, an increase of approximately $3.0 million, or 7.8% higher than contribution margin of $39.1 million for the three-months ended March 31, 2016. The increase in contribution margin for the Strategic Brands segment was primarily due to an increase in net sales.

Contribution margin for the Other segment was $1.4 million for the three-months ended March 31, 2017. There was no contribution margin for the Other segment for the three-months ended March 31, 2016.

Operating Income.  Operating income was $264.3 million for the three-months ended March 31, 2017, an increase of approximately $9.5 million, or 3.7% higher than operating income of $254.7 million for the three-months ended March 31, 2016. Operating income as a percentage of net sales decreased to 35.6% for the three-months ended March 31, 2017 from 37.4% for the three-months ended March 31, 2016. The decrease in operating income as a percentage of net sales was primarily due to the $48.2 million increase in operating expenses for the three-months ended March 31, 2017. Operating income was $33.0 million and $24.6 million for the three-months ended March 31, 2017 and 2016, respectively, in relation to our operations in Africa, Asia, Australia, Europe, the Middle East and South America.

Interest and Other Income, net.  Interest and other income, net, was $0.7 million for the three-months ended March 31, 2017, as compared to interest and other income, net of $0.6 million for the three-months ended March 31, 2016. Foreign currency transaction gains (losses) were $0.1 million and ($1.4) million for the three-months ended March 31, 2017 and 2016, respectively. Interest income was $0.8 million and $2.2 million for the three-months ended March 31, 2017 and 2016, respectively.

Provision for Income Taxes.  Provision for income taxes was $86.9 million for the three-months ended March 31, 2017, a decrease of $4.5 million or 4.9% lower than the provision for income taxes of $91.4 million for the three-months ended March 31, 2016. The effective combined federal, state and foreign tax rate decreased to 32.8% from 35.8% for the three-months ended March 31, 2017 and 2016, respectively. The decrease in the effective tax rate was primarily due to the increase in profits earned by certain foreign subsidiaries in lower tax jurisdictions than the United States as well as an increase in equity compensation deductions.

Net Income.  Net income was $178.0 million for the three-months ended March 31, 2017, an increase of $14.1 million or 8.6% higher than net income of $163.9 million for the three-months ended March 31, 2016. The increase in net income was primarily due to the $57.8 million increase in gross profit and the $4.5 million decrease in the provision for income taxes. The increase in net income was partially offset by the increase in operating expenses of $48.2 million.

Non-GAAP Financial Measures

Gross Sales**.  Gross sales were $845.5 million for the three-months ended March 31, 2017, an increase of approximately $68.0 million, or 8.8% higher than gross sales of $777.5 million for the three-months ended March 31, 2016. The increase in gross sales of our Monster Energy® brand energy drinks represented approximately $47.9 million of the overall increase in gross sales. Gross sales of our Monster Energy® brand energy drinks increased partially due to increased sales by volume as a result of increased domestic and international consumer demand. Gross sales of our Strategic Brands were $73.5 million for the three-months ended March 31, 2017, as compared with $64.0 million for the three-months ended March 31, 2016. Gross sales of our AFF Third-Party Products were $5.5 million for the three-months ended March 31, 2017. There were no gross sales of our AFF Third-Party Products for the three-months ended March 31, 2016. No other individual product line contributed either a material increase or decrease to gross sales for the three-months ended March 31, 2017. Promotional and other allowances, as described in the footnote below, were $103.4 million for the three-months ended March 31, 2017, an increase of $6.1 million, or 6.2% higher than promotional and other allowances of $97.3 million for the three-months ended March 31, 2016. Promotional and other allowances as a percentage of gross sales decreased to 12.2% from 12.5% for the three-months ended March 31, 2017 and 2016, respectively.

Net changes in foreign currency exchange rates had an unfavorable impact on gross sales in the Monster Energy® Drinks segment of approximately $7.2 million for the three-months ended March 31, 2017. Net changes in foreign currency exchange rates had a favorable impact on gross sales in the Strategic Brands segment of approximately $1.0 million for the three-months ended March 31, 2017.

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

The following table reconciles the non-GAAP financial measure of gross sales with the most directly comparable GAAP financial measure of net sales:

(In thousands)	Three-Months Ended March 31,		Percentage Change
	2017	2016	17 vs. 16
Gross sales, net of discounts and returns	$845,548	$777,508	8.8%
Less: Promotional and other allowances***	103,402	97,322	6.2%
Net Sales	$742,146	$680,186	9.1%

***Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the presentation thereof does not conform with GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances primarily include consideration given to the Company’s bottlers/distributors or retail customers including, but not limited to the following: (i) discounts granted off list prices to support price promotions to end-consumers by retailers; (ii) reimbursements given to the Company’s bottlers/distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (iii) the Company’s agreed share of fees given to bottlers/distributors and/or directly to retailers for advertising, in-store marketing and promotional activities; (iv) the Company’s agreed share of slotting, shelf space allowances and other fees given directly to retailers; (v) incentives given to the Company’s bottlers/distributors and/or retailers for achieving or exceeding certain predetermined sales goals; (vi) discounted or free products; (vii) contractual fees given to the Company’s bottlers/distributors related to sales made by the Company direct to certain customers that fall within the bottler’s/distributors’ sales territories; and (viii) commissions paid to our customers. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. Promotional and other allowances constitute a material portion of our marketing activities. The Company’s promotional allowance programs with its numerous bottlers/distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year. The primary drivers of our promotional and other allowance activities for the three-months ended March 31, 2017 and 2016 were (i) to increase sales volume and trial, (ii) to address market conditions, and (iii) to secure shelf and display space at retail.

Liquidity and Capital Resources

Cash flows provided by operating activities.  Cash provided by operating activities was $193.0 million for the three-months ended March 31, 2017, as compared with cash provided by operating activities of $109.6 million for the three-months ended March 31, 2016.

For the three-months ended March 31, 2017, cash provided by operating activities was primarily attributable to net income earned of $178.0 million and adjustments for certain non-cash expenses, consisting of $13.1 million of stock-based compensation and $11.2 million of depreciation and other amortization. For the three-months ended March 31, 2017, cash provided by operating activities also increased due to a $25.6 million decrease in prepaid income taxes, a $14.1 million increase in accrued promotional allowances, a $7.4 million decrease in accounts receivable and a $6.8 million increase in accrued liabilities. For the three-months ended March 31, 2017, cash used in operating activities was primarily attributable to a $19.3 million decrease in accounts payable, a $15.8 million decrease in accrued compensation, an $11.4 million increase in prepaid expenses and other current assets, a $7.8 million increase in inventories, a $5.5 million decrease in income taxes payable and a $4.5 million decrease in deferred revenue.

For the three-months ended March 31, 2016, cash provided by operating activities was primarily attributable to net income earned of $163.9 million and adjustments for certain non-cash expenses, consisting of $10.1 million of stock-based compensation and $9.0 million of depreciation and other amortization. For the three-months ended March 31, 2016, cash provided by operating activities also increased due to a $36.1 million increase in accounts payable, a $12.2 million increase in accrued liabilities, a $13.1 million increase in accrued promotional allowances and a $3.1 million increase in deferred revenue. For the three-months ended March 31, 2016, cash used in operating activities was primarily attributable to a $58.6 million increase in accounts receivable, a $34.8 million decrease in income taxes payable, a $10.5 million increase in prepaid income taxes, a $7.6 million increase in inventories, a $12.8 million increase in prepaid expenses and other current assets, a $9.1 million decrease in accrued compensation and a $2.9 million decrease in accrued distributor terminations.

Cash flows (used in) provided by investing activities. Cash used in investing activities was $6.3 million for the three-months ended March 31, 2017 as compared to cash provided by investing activities of $234.3 million for the three-months ended March 31, 2016.

For the three-months ended March 31, 2017, cash used in investing activities was primarily attributable to purchases of available-for-sale. For the three-months ended March 31, 2016, cash used in investing activities was primarily attributable to purchases of held-to-maturity investments. For the three-months ended March 31, 2017, cash provided by investing activities was primarily attributable to sales of available-for-sale investments. For the three-months ended March 31, 2016, cash provided by investing activities was primarily attributable to maturities of held-to-maturity investments. For both the three-months ended March 31, 2017 and 2016, cash used in investing activities also included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software, equipment used for sales and administrative activities and certain leasehold improvements. We expect to continue to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, leasehold improvements, the acquisition of capital equipment (specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products and to develop our brand in international markets) and for other corporate purposes. From time to time, we may also use cash to purchase additional real property related to our beverage business and/or acquire compatible businesses.

Cash flows provided by financing activities.  Cash provided by financing activities was $12.9 million for the three-months ended March 31, 2017 as compared to cash provided by financing activities of $1.5 million for the three-months ended March 31, 2016. The cash flows provided by financing activities for both the three-months ended March 31, 2017, and 2016 was primarily attributable to the issuance of our common stock.

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

Cash and cash equivalents, short-term and long-term investments.  At March 31, 2017, we had $576.3 million in cash and cash equivalents and $209.8 million in short and long-term investments. We have historically invested these amounts in U.S. Treasury bills, U.S. government agency securities and municipal securities, commercial paper, certificates of deposit, variable rate demand notes and money market funds meeting certain criteria. We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical organizations) in selecting and maintaining our investments. We regularly assess market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Of our $576.3 million of cash and cash equivalents held at March 31, 2017, $182.7 million was held by our foreign subsidiaries. No short-term or long-term investments were held by our foreign subsidiaries at March 31, 2017. We do not intend, nor do we foresee a need, to repatriate undistributed earnings of our foreign subsidiaries other than to repay certain intercompany debt owed to our U.S. operations. Under current tax laws, if funds in excess of intercompany amounts owed were repatriated to our U.S. operations we would be required to accrue and pay additional income taxes on such excess funds at the tax rates then in effect.

We believe that cash available from operations, including our cash resources and access to credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of capital assets, purchases of equipment and properties and purchases of shares of our common stock, through at least the next 12 months. Based on our current plans, at this time we estimate that capital expenditures, including the purchases of real property, are likely to be less than $150.0 million through March 31, 2018. However, future business opportunities may cause a change in this estimate.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of March 31, 2017:

	Payments due by period (in thousands)
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Contractual Obligations¹	$153,425	$81,918	$57,966	$13,541	$-
Capital Leases	1,412	1,412	-	-	-
Operating Leases	18,865	5,141	2,912	2,722	8,090
Purchase Commitments²	39,834	39,834	-	-	-
Construction Contract³	22,315	22,315	-	-	-
	$235,851	$150,620	$60,878	$16,263	$8,090

¹Contractual obligations include our obligations related to sponsorships and other commitments.

²Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms, but are generally satisfied within one year.

3In September 2016, the Company completed its acquisition of approximately 49 acres of land, located in Rialto, CA, for a purchase price of approximately $39.1 million. The Company has begun construction of an approximately 1,000,000 square-foot building to replace its current leased warehouse and distribution facilities located in Corona, CA. The Company has entered into an approximately $37.6 million guaranteed maximum price construction contract for the construction of the building, of which $22.3 million remained outstanding as of March 31, 2017.

In addition, approximately $6.5 million of unrecognized tax benefits have been recorded as liabilities as of March 31, 2017. It is expected that the amount of unrecognized tax benefits will not significantly change within the next 12 months. As of March 31, 2017, we had $1.1 million of accrued interest and penalties related to unrecognized tax benefits.

Sales

The table below discloses selected quarterly data regarding sales for the three-months ended March 31, 2017 and 2016, respectively.  Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

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

(In thousands, except average	Three-Months Ended
net sales per case)	March 31,
	2017	2016
Net sales¹	$742,146	$680,186
Less: AFF third-party sales	(5,539)	-
Adjusted net sales²	$736,607	$680,186
Case sales by segment:
Monster Energy® Drinks	63,781	57,569
Strategic Brands	16,211	15,084
Other²	-	-
Total case sales	79,992	72,653
Average net sales per case	$9.21	$9.36

1Includes $10.0 million and $8.2 million for the three-months ended March 31, 2017 and 2016, respectively, related to the recognition of deferred revenue.

2Excludes Other segment net sales of $5.5 million for the three-months ended March 31, 2017 comprised of sales of AFF Third-Party Products to independent third-party customers as these sales do not have unit case equivalents.

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Our Business” for additional information related to the increase in sales.

Critical Accounting Policies

There have been no material changes to our critical accounting policies from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“Form 10-K”).

Recent Accounting Pronouncements

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to calculate the implied fair value of goodwill but rather requires an entity to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of ASU No. 2017-04 on its financial position, results of operations and liquidity.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory”, in an effort to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. FASB ASU No. 2016-16 establishes the requirement that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU No. 2016-16 is effective for financial statements issued for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of ASU No. 2016-16 on its financial position, results of operations and liquidity.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes previous revenue recognition guidance. ASU No. 2014-09 requires that a company recognize revenue at an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring goods or services to a customer. In applying the new guidance, a company will (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the contract’s performance obligations; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 was to be effective for reporting periods beginning after December 15, 2016.  However, on July 9, 2015, the FASB voted to approve a one-year deferral of the effective date. This new guidance is effective for the Company beginning January 1, 2018 and can be adopted using either a full retrospective or modified approach. The Company is in the very early stages of evaluating the amended revenue recognition guidance in Topic 606. The evaluation has yet to progress to a stage where there is sufficient information for a preliminary position of the impact on the Company’s consolidated financial statements. Therefore, the Company is unable at this time to provide (i) qualitative financial statement disclosures of the potential impact that this standard will have on its financial statements when adopted, (ii) a description of the effects of the accounting policies it expects to apply, (iii) a comparison to its current revenue recognition policies and (iv) a method for adoption.

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

•	Our ability to successfully enter into new distribution agreements with bottlers/distributors within the TCCC distribution system for new international territories;
•	The slowing of and/or decline in the sales growth rates of the energy drink category;
•	Disruption in distribution or sales and/or decline in sales due to the termination and/or appointment of existing and/or new domestic and/or international distributors;
•	Lack of anticipated demand for our products in domestic and/or international markets;
•	Fluctuations in the inventory levels of our bottlers/distributors, planned or otherwise, and the resultant impact on our revenues;
•	Unfavorable regulations, including taxation requirements, product registration requirements, tariffs, trade restrictions, container size limitations and/or ingredient restrictions;
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three-months ended March 31, 2017 compared with the disclosures in Part II, Item 7A of our Form 10-K.

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

Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-months ended March 31, 2017, 1,397 shares were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $0.1 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs.

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

101*                                                                The following financial information from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Income for the three-months ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the three-months ended March 31, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the three-months ended March 31, 2017 and 2016, and (v) the Notes to Condensed Consolidated Financial Statements.

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION
Registrant

Date: May 5, 2017	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors
and Chief Executive Officer