Form 10-Q
period 2017-06-30
Monster Beverage Corp
filed 2017-08-09
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017	Commission File Number 001-18761

MONSTER BEVERAGE CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	47-1809393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ___    No  X

The Registrant had 568,169,102 shares of common stock, par value $0.005 per share, outstanding as of August 1, 2017.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

JUNE 30, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2017 AND DECEMBER 31, 2016

(In Thousands, Except Par Value) (Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$777,655	$377,582
Short-term investments	323,851	220,554
Accounts receivable, net	537,082	448,051
TCCC Transaction receivable	-	125,000
Inventories	190,600	161,971
Prepaid expenses and other current assets	44,399	32,562
Prepaid income taxes	6,492	66,550
Total current assets	1,880,079	1,432,270

INVESTMENTS	48,639	2,394
PROPERTY AND EQUIPMENT, net	211,555	173,343
DEFERRED INCOME TAXES	158,739	159,556
GOODWILL	1,331,643	1,331,643
OTHER INTANGIBLE ASSETS, net	1,032,874	1,032,635
OTHER ASSETS	20,602	21,630
Total Assets	$4,684,131	$4,153,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$242,667	$193,270
Accrued liabilities	100,801	79,526
Accrued promotional allowances	141,483	110,237
Accrued distributor terminations	301	8,184
Deferred revenue	43,946	41,672
Accrued compensation	23,022	30,043
Income taxes payable	8,951	7,657
Total current liabilities	561,171	470,589

DEFERRED REVENUE	346,943	353,173

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 1,250,000 shares authorized; 624,762 shares issued and 568,121 outstanding as of June 30, 2017; 623,201 shares issued and 566,566 outstanding as of December 31, 2016	3,124	3,116
Additional paid-in capital	4,090,818	4,051,245
Retained earnings	2,508,161	2,107,548
Accumulated other comprehensive loss	(16,833)	(23,249)
Common stock in treasury, at cost; 56,641 shares and 56,635 shares as of June 30, 2017 and December 31, 2016, respectively	(2,809,253)	(2,808,951)
Total stockholders’ equity	3,776,017	3,329,709
Total Liabilities and Stockholders’ Equity	$4,684,131	$4,153,471

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND SIX-MONTHS ENDED JUNE 30, 2017 AND 2016

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

NET SALES	$907,068	$827,488	$1,649,214	$1,507,674

COST OF SALES	323,571	309,674	584,843	566,762

GROSS PROFIT	583,497	517,814	1,064,371	940,912

OPERATING EXPENSES	233,456	229,291	450,068	397,675

OPERATING INCOME	350,041	288,523	614,303	543,237

INTEREST and OTHER (EXPENSE) INCOME, net	(2,551)	(222)	(1,893)	386

INCOME BEFORE PROVISION FOR INCOME TAXES	347,490	288,301	612,410	543,623

PROVISION FOR INCOME TAXES	124,857	104,082	211,797	195,526

NET INCOME	$222,633	$184,219	$400,613	$348,097

NET INCOME PER COMMON SHARE:
Basic	$0.39	$0.31	$0.71	$0.57
Diluted	$0.39	$0.30	$0.69	$0.56

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	567,910	602,937	567,384	605,886
Diluted	578,020	614,904	577,719	617,844

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE- AND SIX-MONTHS ENDED JUNE 30, 2017 AND 2016

(In Thousands) (Unaudited)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2017	2016	2017	2016
Net income, as reported	$222,633	$184,219	$400,613	$348,097
Other comprehensive income:
Change in foreign currency translation adjustment	5,111	966	6,311	7,401
Available-for-sale investments:
Change in net unrealized (losses) gains	(26)	-	105	-
Reclassification adjustment for net gains included in net income	-	-	-	-
Net change in available-for-sale investments	(26)	-	105	-
Other comprehensive income	5,085	966	6,416	7,401
Comprehensive income	$227,718	$185,185	$407,029	$355,498

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTHS ENDED JUNE 30, 2017 AND 2016

(In Thousands) (Unaudited)

	Six-Months Ended
	June 30, 2017	June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$400,613	$348,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,775	19,329
Gain on disposal of property and equipment	(436)	(120)
Stock-based compensation	25,983	21,590
Deferred income taxes	1,862	(13)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(75,178)	(103,303)
TCCC Transaction receivable	125,000	-
Distributor receivables	(1,452)	(1,716)
Inventories	(24,859)	11,613
Prepaid expenses and other current assets	(8,131)	(2,515)
Prepaid income taxes	60,696	(18,694)
Accounts payable	8,784	35,005
Accrued liabilities	(667)	6,780
Accrued promotional allowances	25,805	27,238
Accrued distributor terminations	(7,917)	13,822
Accrued compensation	(7,225)	(6,077)
Income taxes payable	(5,362)	(100,728)
Deferred revenue	(7,069)	(2,753)
Net cash provided by operating activities	533,222	247,555
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of held-to-maturity investments	-	868,304
Sales of available-for-sale investments	172,528	-
Purchases of held-to-maturity investments	-	(152,664)
Purchases of available-for-sale investments	(286,858)	-
Purchases of property and equipment	(40,477)	(17,813)
Proceeds from sale of property and equipment	733	541
Purchases of AFF Assets, net	-	(688,485)
Decrease (increase) in intangibles	26	(4,881)
Increase in other assets	(632)	(2,377)
Net cash (used in) provided by investing activities	(154,680)	2,625

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(1,334)	(1,099)
Issuance of common stock	19,093	8,167
Purchases of common stock held in treasury	(302)	(2,002,254)
Net cash provided by (used in) financing activities	17,457	(1,995,186)

Effect of exchange rate changes on cash and cash equivalents	4,074	4,358

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	400,073	(1,740,648)
CASH AND CASH EQUIVALENTS, beginning of period	377,582	2,175,417
CASH AND CASH EQUIVALENTS, end of period	$777,655	$434,769

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$38	$34
Income taxes	$156,039	$315,177

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTHS ENDED JUNE 30, 2017 AND 2016

(In Thousands) (Unaudited) (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

The Company entered into capital leases for the acquisition of promotional vehicles of $1.5 million and $1.9 million for the six-months ended June 30, 2017 and 2016, respectively.

Included in accounts payable as of June 30, 2017 and 2016 were $12.4 million and $0.1 million, respectively, related to purchases of property and equipment.

Included in accrued liabilities as of June 30, 2017 and 2016 were $6.2 million and $3.0 million, respectively, related to additions to other intangible assets.

Included in accounts payable as of June 30, 2017 were available-for-sale short- and long-term investment purchases of $35.1 million.

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

The Company’s condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting.  They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP.  The information set forth in these interim condensed consolidated financial statements for the three- and six-months ended June 30, 2017 and 2016, respectively, is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading.  Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

2.                                    RECENT ACCOUNTING PRONOUNCEMENTS

In May 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, “Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting,” clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for the Company on a prospective basis beginning on January 1, 2018, with early adoption permitted. The Company is currently evaluating the impact of ASU No. 2017-09 on its financial position, results of operations and liquidity.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to calculate the implied fair value of goodwill, but rather requires an entity to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of ASU No. 2017-04 on its financial position, results of operations and liquidity.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes previous revenue recognition guidance. ASU No. 2014-09 requires that a company recognize revenue at an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring goods or services to a customer. In applying the new guidance, a company will (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the contract’s performance obligations; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 was to be effective for reporting periods beginning after December 15, 2016.  However, on July 9, 2015, the FASB voted to approve a one-year deferral of the effective date. This new guidance is effective for the Company beginning January 1, 2018 and can be adopted using either a full retrospective or modified approach. The Company is progressing in its evaluation of the amended revenue recognition guidance in Topic 606. However, such evaluation has yet to progress to a stage where there is sufficient information for a preliminary position of the impact on the Company’s consolidated financial statements. Therefore, the Company is unable at this time to provide (i) qualitative financial statement disclosures of the potential impact that this standard will have on its financial statements when adopted, (ii) a description of the effects of the accounting policies it expects to apply, (iii) a comparison to its current revenue recognition policies and (iv) a method for adoption.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

3.                                    INVESTMENTS

The following table summarizes the Company’s investments at:

June 30, 2017	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Available-for-sale
Short-term:
Commercial paper	$73,037	$3	$-	$73,040	$-	$-
Certificates of deposit	37,210	-	-	37,210	-	-
Municipal securities	152,287	8	42	152,253	42	-
U.S. government agency securities	28,465	-	22	28,443	22	-
Variable rate demand notes	32,905	-	-	32,905	-	-
Long-term:
Municipal securities	32,704	-	17	32,687	17	-
U.S. government agency securities	15,974	-	22	15,952	22	-
Total	$372,582	$11	$103	$372,490	$103	$-

December 31, 2016	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Available-for-sale
Short-term:
Commercial paper	$40,382	$-	$-	$40,382	$-	$-
Municipal securities	140,379	-	181	140,198	181	-
U.S. government agency securities	26,057	-	6	26,051	6	-
Variable rate demand notes	13,923	-	-	13,923	-	-
Long-term:
Municipal securities	2,403	-	9	2,394	9	-
Total	$223,144	$-	$196	$222,948	$196	$-

During the three- and six-months ended June 30, 2017 and 2016, realized gains or losses recognized on the sale of investments were not significant.

The Company’s investments at June 30, 2017 and December 31, 2016 in commercial paper, certificates of deposit, municipal securities, U.S. government agency securities and/or variable rate demand notes (“VRDNs”) carried investment grade credit ratings. VRDNs are floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. While they are classified as marketable investment securities, the put option allows the VRDNs to be liquidated at par on a same day, or more generally, on a seven day settlement basis.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	June 30, 2017		December 31, 2016

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
Commercial paper	$73,037	$73,040	$40,382	$40,382
Certificates of deposit	37,210	37,210	-	-
Municipal securities	152,287	152,253	140,379	140,198
U.S. government agency securities	28,465	28,443	26,057	26,051
Due 1 -10 years:
Municipal securities	32,704	32,687	2,403	2,394
U.S. government agency securities	15,974	15,952	-	-
Variable rate demand notes	3,918	3,918	3,917	3,917
Due 11 - 20 years:
Variable rate demand notes	10,006	10,006	6,003	6,003
Due 21 - 30 years:
Variable rate demand notes	14,979	14,979	4,003	4,003
Due 31 - 40 years:
Variable rate demand notes	4,002	4,002	-	-
Total	$372,582	$372,490	$223,144	$222,948

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following tables present the fair value of the Company’s financial assets and liabilities that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

June 30, 2017	Level 1	Level 2	Level 3	Total
Cash	$311,631	$-	$-	$311,631
Money market funds	363,656	-	-	363,656
Certificates of deposit	-	57,756	-	57,756
Commercial paper	-	90,257	-	90,257
Variable rate demand notes	-	32,905	-	32,905
Municipal securities	-	234,558	-	234,558
U.S. government agency securities	-	59,382	-	59,382
Foreign currency derivatives	-	482	-	482
Total	$675,287	$475,340	$-	$1,150,627

Amounts included in:
Cash and cash equivalents	$675,287	$102,368	$-	$777,655
Short-term investments	-	323,851	-	323,851
Accounts receivable, net	-	853	-	853
Investments	-	48,639	-	48,639
Accrued liabilities	-	(371)	-	(371)
Total	$675,287	$475,340	$-	$1,150,627

December 31, 2016	Level 1	Level 2	Level 3	Total
Cash	$278,972	$-	$-	$278,972
Money market funds	76,112	-	-	76,112
Commercial paper	-	47,855	-	47,855
Variable rate demand notes	-	13,923	-	13,923
Municipal securities	-	157,617	-	157,617
U.S. government agency securities	-	26,051	-	26,051
Foreign currency derivatives	-	(528)	-	(528)
Total	$355,084	$244,918	$-	$600,002

Amounts included in:
Cash and cash equivalents	$355,084	$22,498	$-	$377,582
Short-term investments	-	220,554	-	220,554
Accounts receivable, net	-	236	-	236
Investments	-	2,394	-	2,394
Accrued liabilities	-	(764)	-	(764)
Total	$355,084	$244,918	$-	$600,002

All of the Company’s short-term investments are classified within Level 1 or Level 2 of the fair value hierarchy.  The Company’s valuation of its Level 1 investments, which include money market funds, is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments, which include municipal securities, commercial paper, certificates of deposit, VRDNs and U.S. government agency securities, is based on other observable inputs, specifically a market approach which utilizes valuation models, pricing systems, mathematical tools and other relevant information for the same or similar securities. The Company’s valuation of its Level 2 foreign currency exchange contracts is based on quoted market prices of the same or similar instruments, adjusted for counterparty risk. There were no transfers between Level 1 and Level 2 measurements during the six-months ended June 30, 2017 or the year ended December 31, 2016, and there were no changes in the Company’s valuation techniques.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

5.                                    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to foreign currency exchange rate risks related primarily to its foreign business operations. During the six-months ended June 30, 2017 and the year ended December 31, 2016, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts of the Company that were outstanding as of June 30, 2017 have terms of one month or less. The Company does not enter into forward currency exchange contracts for speculation or trading purposes.

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

The notional amount and fair value of all outstanding foreign currency derivative instruments in the condensed consolidated balance sheets consist of the following at:

June 30, 2017
Derivatives not designated as hedging instruments under FASB ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location

Assets:
Foreign currency exchange contracts:
Receive CAD/pay USD	$20,193	$104	Accounts receivable, net
Receive USD/pay ZAR	20,664	365	Accounts receivable, net
Receive USD/pay MXN	19,948	336	Accounts receivable, net
Receive SGD/pay USD	10,091	7	Accounts receivable, net
Receive USD/pay BRL	4,589	25	Accounts receivable, net
Receive USD/pay CLP	4,747	2	Accounts receivable, net
Receive USD/pay COP	1,906	14	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive USD/pay GBP	$17,728	$(118)	Accrued liabilities
Receive USD/pay EUR	19,834	(62)	Accrued liabilities
Receive USD/pay AUD	24,791	(186)	Accrued liabilities
Receive USD/pay NZD	1,971	(5)	Accrued liabilities

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

December 31, 2016
Derivatives not designated as hedging instruments under FASB ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location

Assets:
Foreign currency exchange contracts:
Receive CAD/pay USD	$22,314	$173	Accounts receivable, net
Receive SGD/pay USD	7,915	24	Accounts receivable, net
Receive NOK/pay USD	2,138	28	Accounts receivable, net
Receive USD/pay CLP	4,094	9	Accounts receivable, net
Receive USD/pay COP	2,330	2	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive USD/pay GBP	$7,718	$(57)	Accrued liabilities
Receive USD/pay EUR	29,621	(325)	Accrued liabilities
Receive USD/pay AUD	15,135	(74)	Accrued liabilities
Receive USD/pay ZAR	20,405	(296)	Accrued liabilities
Receive USD/pay MXN	25,864	(4)	Accrued liabilities
Receive USD/pay BRL	3,138	(3)	Accrued liabilities
Receive USD/pay NZD	2,076	(5)	Accrued liabilities

The net (losses) gains on derivative instruments in the condensed consolidated statements of income were as follows:

		Amount of (loss) gain recognized in income on derivatives
		Three-months ended
Derivatives not designated as hedging instruments under FASB ASC 815-20	Location of (loss) gain recognized in income on derivatives	June 30, 2017	June 30, 2016

Foreign currency exchange contracts	Interest and other (expense) income, net	$(4,439)	$141

		Amount of (loss) gain recognized in income on derivatives
		Six-months ended
Derivatives not designated as hedging instruments under FASB ASC 815-20	Location of (loss) gain recognized in income on derivatives	June 30, 2017	June 30, 2016

Foreign currency exchange contracts	Interest and other (expense) income, net	$(9,467)	$458

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

6.                                    INVENTORIES

Inventories consist of the following at:

	June 30, 2017	December 31, 2016
Raw materials	$79,924	$58,658
Finished goods	110,676	103,313
	$190,600	$161,971

7.                                    PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at:

	June 30, 2017	December 31, 2016
Land	$47,373	$46,596
Leasehold improvements	3,906	2,687
Furniture and fixtures	4,467	3,635
Office and computer equipment	12,598	11,701
Computer software	3,411	3,274
Equipment	129,907	114,230
Buildings	98,043	69,547
Vehicles	35,547	31,582
	335,252	283,252
Less: accumulated depreciation and amortization	(123,697)	(109,909)
	$211,555	$173,343

Total depreciation and amortization expense recorded was $8.6 million and $7.5 million for the three-months ended June 30, 2017 and 2016, respectively. Total depreciation and amortization expense recorded was $16.8 million and $14.7 million for the six-months ended June 30, 2017 and 2016, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

8.                                    GOODWILL AND OTHER INTANGIBLE ASSETS

The following is a roll-forward of goodwill for the six-months ended June 30, 2017 by reportable segment:

	Monster Energy® Drinks	Strategic Brands	Other	Total
Balance at December 31, 2016	$693,644	$637,999	$-	$1,331,643
Acquisitions	-	-	-	-
Balance at June 30, 2017	$693,644	$637,999	$-	$1,331,643

Intangible assets consist of the following at:

	June 30, 2017	December 31, 2016
Amortizing intangibles	$71,377	$71,290
Accumulated amortization	(20,459)	(14,535)
	50,918	56,755
Non-amortizing intangibles	981,956	975,880
	$1,032,874	$1,032,635

Amortizing intangibles primarily consist of customer relationships. All amortizing intangibles have been assigned an estimated finite useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives, generally five to seven years. Total amortization expense recorded was $3.0 million and $2.9 million for the three-months ended June 30, 2017 and 2016, respectively. Total amortization expense recorded was $6.0 million and $4.6 million for the six-months ended June 30, 2017 and 2016, respectively.

9.                                    DISTRIBUTION AGREEMENTS

In accordance with ASC No. 420 “Exit or Disposal Cost Obligations”, the Company expenses distributor termination costs in the period in which the written notification of termination occurs. The Company incurred termination costs of $0.2 million and $25.3 million for the three-months ended June 30, 2017 and 2016, respectively. The Company incurred termination costs of $20.1 million and $28.7 million for the six-months ended June 30, 2017 and 2016, respectively. Such termination costs have been expensed in full and are included in operating expenses for the three- and six-months ended June 30, 2017 and 2016.

In the normal course of business, amounts received pursuant to new and/or amended distribution agreements entered into with certain distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, are accounted for as deferred revenue and are recognized as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years. Revenue recognized was $10.2 million and $12.1 million for the three-months ended June 30, 2017 and 2016, respectively. Revenue recognized was $20.1 million and $20.2 million for the six-months ended June 30, 2017 and 2016, respectively.

10.                            COMMITMENTS AND CONTINGENCIES

The Company had purchase commitments aggregating approximately $32.6 million at June 30, 2017, which represented commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms, but are generally satisfied within one year.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company had contractual obligations aggregating approximately $146.0 million at June 30, 2017, which related primarily to sponsorships and other marketing activities.

The Company had operating lease commitments aggregating approximately $18.3 million at June 30, 2017, which related primarily to warehouse and office space.

In September 2016, the Company completed its acquisition of approximately 49 acres of land, located in Rialto, CA, for a purchase price of approximately $39.1 million. The Company is constructing an approximately 1,000,000 square-foot building, which it hopes to have LEED certified, to replace its current leased warehouse and distribution facilities located in Corona, CA. The Company has entered into an approximately $37.6 million guaranteed maximum price construction contract for the construction of the building of which $17.1 million remained outstanding as of June 30, 2017.

In December 2016, the Company entered into a credit facility with HSBC Bank (China) Company Limited, Shanghai Branch consisting of a working capital line of credit under which the Company may borrow up to $4.0 million of non-collateralized debt. In February 2017, the working capital line limit was increased from $4.0 million to $9.0 million. Interest on borrowings under the line of credit is based on the People’s Bank of China benchmark lending rates multiplied by 1.05. As of June 30, 2017, the Company had $6.0 million outstanding on this line of credit including interest, which is included in accounts payable in the condensed consolidated balance sheet.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, or in the amount of any related insurance reimbursements recorded. As of June 30, 2017, the Company’s condensed consolidated balance sheet includes accrued loss contingencies of approximately $1.5 million.

11.                            ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the six-months ended June 30, 2017 are as follows:

	Currency Translation Losses	Unrealized (Gains) Losses on Available-for- Sale Securities	Total

Balance at December 31, 2016	$23,056	$193	$23,249
Other comprehensive loss (gain) before reclassifications	-	-	-
Amounts reclassified from accumulated other comprehensive loss (gain)	-	-	-
Net current-period other comprehensive loss (gain)	(6,311)	(105)	(6,416)
Balance at June 30, 2017	$16,745	$88	$16,833

12.                            TREASURY STOCK

On February 28, 2017, the Company’s Board of Directors authorized a new share repurchase program for the purchase of up to $500.0 million of our outstanding common stock (the “February 2017 Repurchase Plan”). As of August 8, 2017, no shares have been repurchased pursuant to the February 2017 Repurchase Plan.

During the three-months ended June 30, 2017, 4,846 shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due, for a total amount of $0.2 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying condensed consolidated balance sheet at June 30, 2017.

13.                            STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at June 30, 2017: the Monster Beverage Corporation 2011 Omnibus Incentive Plan (the “2011 Omnibus Incentive Plan”) and the Monster Beverage Corporation Stock 2017 Compensation Plan for Non-Employee Directors (the “2017 Directors Plan”).

The Company recorded $12.8 million and $11.5 million of compensation expense relating to outstanding options, restricted stock awards, stock appreciation rights and restricted stock units during the three-months ended June 30, 2017 and 2016, respectively. The Company recorded $26.0 million and $21.6 million of compensation expense relating to outstanding options, restricted stock awards, stock appreciation rights and restricted stock units during the six-months ended June 30, 2017 and 2016, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The excess tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options, vesting of restricted stock units and restricted stock awards for the three-months ended June 30, 2017 and 2016 was $1.9 million and $2.0 million, respectively. The excess tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options, vesting of restricted stock units and restricted stock awards for the six-months ended June 30, 2017 and 2016 was $11.3 million and $3.6 million, respectively.

In 2016, the Company adopted the Monster Beverage Deferred Compensation Plan (the “Deferred Compensation Plan”) (a sub plan to the 2011 Omnibus Incentive Plan).  Deferrals under the Deferred Compensation Plan are unfunded and unsecured. As of June 30, 2017, deferrals under the Deferred Compensation Plan are solely comprised of cash compensation and equity compensation coming due after June 30, 2018 and are not material in the aggregate.

During the quarter ending June 30, 2017, the Company adopted the Monster Beverage Corporation Deferred Compensation Plan for Non-Employee Directors (the “Non-Employee Director Deferral Plan”) (a sub-plan to the 2017 Directors Plan), pursuant to which non-employee directors may elect to defer cash and/or equity based compensation and to receive the deferred compensation, either at a pre-determined time in the future or upon departure from the Company’s Board of Directors, as provided under the Non-Employee Director Deferral Plan. Deferrals under the Non-Employee Director Deferral Plan are unfunded and unsecured. As of June 30, 2017, there were no deferrals under the Non-Employee Director Deferral Plan.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted as of June 30, 2017 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2017	2016	2017	2016
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	36.5%	36.2%	36.6%	36.2%
Risk-free interest rate	1.8%	1.3%	2.1%	1.4%
Expected term	6.1 years	6.4 years	6.1 years	6.3 years

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

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

Options	Number of Shares (In thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	22,643	$23.55	5.8	$474,739
Granted 01/01/17 - 03/31/17	1,319	$45.94
Granted 04/01/17 - 06/30/17	26	$49.71
Exercised	(1,278)	$14.94
Cancelled or forfeited	(299)	$40.47
Outstanding at June 30, 2017	22,411	$25.16	5.6	$549,689
Vested and expected to vest in the future at June 30, 2017	21,157	$24.12	5.4	$540,993
Exercisable at June 30, 2017	13,135	$14.33	3.7	$464,352

The weighted-average grant-date fair value of options granted during the three-months ended June 30, 2017 and 2016 was $18.97 per share and $17.44 per share, respectively. The weighted-average grant-date fair value of options granted during the six-months ended June 30, 2017 and 2016 was $18.01 per share and $16.89 per share, respectively. The total intrinsic value of options exercised during the three-months ended June 30, 2017 and 2016 was $8.5 million and $10.9 million, respectively. The total intrinsic value of options exercised during the six-months ended June 30, 2017 and 2016 was $40.9 million and $21.4 million, respectively.

Cash received from option exercises under all plans for the three-months ended June 30, 2017 and 2016 was approximately $5.5 million and $4.1 million, respectively. Cash received from option exercises under all plans for the six-months ended June 30, 2017 and 2016 was approximately $19.1 million and $8.1 million, respectively.

At June 30, 2017, there was $101.2 million of total unrecognized compensation expense related to non-vested options granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 3.0 years.

Restricted Stock Awards and Restricted Stock Units

The cost of stock-based compensation for restricted stock awards and restricted stock units is measured based on the closing fair market value of the Company’s common stock at the date of grant. In the event that the Company has the option and intent to settle a restricted stock unit in cash, the award is classified as a liability and revalued at each balance sheet date.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to non-vested restricted stock awards and non-vested restricted stock units as follows:

	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2017	556	$39.95
Granted 01/01/17- 03/31/17	252	$46.27
Granted 04/01/17- 06/30/17	23	$50.86
Vested	(283)	$37.95
Forfeited/cancelled	(2)	$20.69
Non-vested at June 30, 2017	546	$44.43

The weighted-average grant-date fair value of restricted stock units and restricted stock awards granted during the three-months ended June 30, 2017 and 2016 was $50.86 per share and $49.65 per share, respectively. The weighted-average grant-date fair value of restricted stock units and restricted stock awards granted during the six-months ended June 30, 2017 and 2016 was $46.65 per share and $44.71 per share, respectively. As of June 30, 2017, 0.5 million of restricted stock units and restricted stock awards are expected to vest over their respective terms.

At June 30, 2017, total unrecognized compensation expense relating to non-vested restricted stock awards and non-vested restricted stock units was $20.4 million, which is expected to be recognized over a weighted-average period of 2.0 years.

14.                            INCOME TAXES

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the six-months ended June 30, 2017:

Gross Unrecognized Tax Benefits
Balance at December 31, 2016	$9
Additions for tax positions related to the current year	-
Additions for tax positions related to the prior year	6,540
Decreases related to settlement with taxing authority	(9)
Balance at June 30, 2017	$6,540

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. As of June 30, 2017, the Company had approximately $1.1 million in accrued interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions, the resultant impact on the Company’s effective tax rate would not be significant. It is expected that any change in the amount of unrecognized tax benefits within the next 12 months will not be significant.

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

The Company is in various stages of examination with certain states and certain foreign jurisdictions. The Company’s 2012 through 2016 U.S. federal income tax returns are subject to examination by the IRS. The Company’s state income tax returns are subject to examination for the 2012 through 2016 tax years.

15.                            EARNINGS PER SHARE

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations is presented below (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Weighted-average shares outstanding:
Basic	567,910	602,937	567,384	605,886
Dilutive	10,110	11,967	10,335	11,958
Diluted	578,020	614,904	577,719	617,844

For the three-months ended June 30, 2017 and 2016, options and awards outstanding totaling 8.8 million shares and 2.0 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive. For the six-months ended June 30, 2017 and 2016, options and awards outstanding totaling 8.4 million shares and 1.6 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

16.                            SEGMENT INFORMATION

The Company has three operating and reportable segments, (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is comprised of the Company’s Monster Energy® drinks, Monster HydroTM energy drinks and Mutant® Super Soda drinks, (ii) Strategic Brands segment (“Strategic Brands”), which is comprised of the various energy drink brands acquired from The Coca-Cola Company (“TCCC”) in 2015 and (iii) Other segment (“Other”), which is comprised of certain products sold by American Fruits & Flavors LLC, a wholly-owned subsidiary of the Company, to independent third-party customers.

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

The net revenues derived from the Company’s reportable segments and other financial information related thereto for the three- and six-months ended June 30, 2017 and 2016 are as follows:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales:
Monster Energy® Drinks(1)	$815,261	$743,453	$1,483,831	$1,365,381
Strategic Brands	85,633	77,400	153,669	135,852
Other	6,174	6,635	11,714	6,441
Corporate and unallocated	-	-	-	-
	$907,068	$827,488	$1,649,214	$1,507,674

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Operating Income:
Monster Energy® Drinks(1) (2)	$356,223	$298,942	$635,654	$566,329
Strategic Brands	53,175	48,019	95,281	87,095
Other	1,718	686	3,134	342
Corporate and unallocated	(61,075)	(59,124)	(119,766)	(110,529)
	$350,041	$288,523	$614,303	$543,237

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Income before tax:
Monster Energy® Drinks(1) (2)	$356,316	$298,974	$635,651	$566,412
Strategic Brands	53,174	48,008	95,268	87,068
Other	1,718	686	3,134	342
Corporate and unallocated	(63,718)	(59,367)	(121,643)	(110,199)
	$347,490	$288,301	$612,410	$543,623

(1)          Includes $10.2 million and $12.1 million for the three-months ended June 30, 2017 and 2016, respectively, related to the recognition of deferred revenue. Includes $20.1 million and $20.2 million for the six-months ended June 30, 2017 and 2016, respectively, related to the recognition of deferred revenue.

(2)          Includes $0.2 million and $25.3 million for the three-months ended June 30, 2017 and 2016, respectively, related to distributor termination costs. Includes $20.1 million and $28.7 million for the six-months ended June 30, 2017 and 2016, respectively, related to distributor termination costs.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Depreciation and amortization:
Monster Energy® Drinks	$6,873	$5,795	$13,413	$11,573
Strategic Brands	1,842	1,778	3,638	3,548
Other	1,153	1,135	2,306	1,136
Corporate and unallocated	1,725	1,598	3,418	3,072
	$11,593	$10,306	$22,775	$19,329

	June 30, 2017	December 31, 2016
Goodwill and other intangible assets:
Monster Energy® Drinks	$1,340,125	$1,334,494
Strategic Brands	998,625	1,001,749
Other	25,767	28,035
Corporate and unallocated	-	-
	$2,364,517	$2,364,278

Corporate and unallocated expenses for the three-months ended June 30, 2017 include $38.4 million of payroll costs, of which $12.8 million was attributable to stock-based compensation expenses (see Note 13, “Stock-Based Compensation”), as well as $14.0 million attributable to professional service expenses, including accounting and legal costs, and $8.6 million of other operating expenses. Corporate and unallocated expenses for the three-months ended June 30, 2016 include $31.1 million of payroll costs, of which $11.5 million was attributable to stock-based compensation expenses (see Note 13, “Stock-Based Compensation”), as well as $19.6 million attributable to professional service expenses, including accounting and legal costs, and $8.7 million of other operating expenses.

Corporate and unallocated expenses for the six-months ended June 30, 2017 include $76.1 million of payroll costs, of which $26.0 million was attributable to stock-based compensation expenses (see Note 13, “Stock-Based Compensation”), as well as $26.4 million attributable to professional service expenses, including accounting and legal costs, and $17.3 million of other operating expenses. Corporate and unallocated expenses for the six-months ended June 30, 2016 include $59.5 million of payroll costs, of which $21.5 million was attributable to stock-based compensation expenses (see Note 13, “Stock-Based Compensation”), as well as $35.5 million attributable to professional service expenses, including accounting and legal costs, and $15.2 million of other operating expenses.

TCCC, through certain wholly-owned subsidiaries (the “TCCC Subsidiaries”), accounted for approximately 17% and 42% of the Company’s net sales for the three-months ended June 30, 2017 and 2016, respectively. The TCCC Subsidiaries accounted for approximately 25% and 44% of the Company’s net sales for the six-months ended June 30, 2017 and 2016, respectively. As part of TCCC’s North America Refranchising initiative (the “North America Refranchising”), the territories of certain TCCC Subsidiaries have been transitioned to certain independent/non wholly-owned TCCC bottlers/distributors. Accordingly, the Company’s percentage of net sales classified as sales to the TCCC Subsidiaries decreased for three- and six-months ended June 30, 2017.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Net sales to customers outside the United States amounted to $247.9 million and $200.2 million for the three-months ended June 30, 2017 and 2016, respectively. Net sales to customers outside the United States amounted to $438.8 million and $349.3 million for the six-months ended June 30, 2017 and 2016, respectively.

17.                            RELATED PARTY TRANSACTIONS

TCCC controls more than 10% of the voting interests of the Company.  TCCC, through the TCCC Subsidiaries and through certain TCCC affiliated companies (the “TCCC Affiliates”) purchases and distributes certain of the Company’s products both domestically and in certain international territories. The Company also pays TCCC a commission based on certain sales within the TCCC distribution network.

TCCC commissions, based on sales to the TCCC Affiliates for the three-months ended June 30, 2017 and 2016, were $12.8 million and $8.3 million, respectively. TCCC commissions, based on sales to the TCCC Affiliates for the six-months ended June 30, 2017 and 2016, were $20.7 million and $10.9 million, respectively.

TCCC commissions, based on sales to the TCCC Subsidiaries, are accounted for as a reduction to revenue and are reported in net sales to the TCCC Subsidiaries.

Net sales to the TCCC Subsidiaries for the three-months ended June 30, 2017 and 2016 were $154.5 million and $344.0 million, respectively.  Net sales to the TCCC Subsidiaries for the six-months ended June 30, 2017 and 2016 were $409.7 million and $659.2 million, respectively. As part of the North America Refranchising, the territories of certain TCCC Subsidiaries have been transitioned to certain independent/non wholly-owned TCCC bottlers/distributors. Accordingly, the Company’s net sales classified as sales to the TCCC Subsidiaries decreased for three- and six-months ended June 30, 2017.

The Company also purchases concentrates from TCCC which are then sold to both the TCCC Affiliates and the TCCC Subsidiaries. Concentrate purchases from TCCC were $6.6 million and $8.0 million for the three-months ended June 30, 2017 and 2016, respectively. Concentrate purchases from TCCC were $12.5 million and $14.7 million for the six-months ended June 30, 2017 and 2016, respectively.

Certain TCCC Subsidiaries also contract manufacture certain of the Company’s Monster Energy® brand energy drinks as well as Mutant® Super Soda drinks. Contract manufacturing expenses were $2.9 million and $2.2 million for the three-months ended June 30, 2017 and 2016, respectively. Contract manufacturing expenses were $5.1 million and $3.8 million for the six-months ended June 30, 2017 and 2016, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Accounts receivable, accounts payable and accrued promotional allowances related to the TCCC Subsidiaries are as follows at:

	June 30, 2017	December 31, 2016

Accounts receivable, net	$99,337	$151,756
TCCC transaction receivable	$-	$125,000
Accounts payable	$(22,332)	$(41,210)
Accrued promotional allowances	$(20,257)	$(27,056)

Two directors and officers of the Company and their families are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the three-months ended June 30, 2017 and 2016 were $1.2 million and $0.2 million, respectively. Expenses incurred with such company in connection with promotional materials purchased during the six-months ended June 30, 2017 and 2016 were $1.4 million and $0.3 million, respectively.

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

We accounted for the AFF Transaction in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations”.  Inventory purchased under the AFF Transaction was recorded at fair value. Raw material cost savings from the AFF Transaction were approximately $28.6 million and $1.1 million in the three-months ended June 30, 2017 and 2016, respectively. Raw material cost savings from the AFF Transaction were approximately $51.9 million and $1.1 million in the six-months ended June 30, 2017 and 2016, respectively.  Raw material costs savings from the AFF Transaction were minimally realized in the three- and six-months ended June 30, 2016 as the Company’s inventory on hand prior to the AFF Transaction, as well as the inventory acquired in the AFF Transaction which was recorded at fair value, were not recognized through cost of goods sold until the end of the second quarter of 2016.

Distributor Terminations

In accordance with ASC No. 420 “Exit or Disposal Cost Obligations”, we expense distributor termination costs in the period in which the written notification of termination occurs.  We incurred termination costs of $0.2 million and $25.3 million for the three-months ended June 30, 2017 and 2016, respectively, related to the distribution rights transferred to The Coca-Cola Company’s (“TCCC”) distribution network. We incurred termination costs of $20.1 million and $28.7 million for the six-months ended June 30, 2017 and 2016, respectively, related to the distribution rights transferred to TCCC’s distribution network. Such termination costs have been expensed in full and are included in operating expenses for the three- and six-months ended June 30, 2017 and 2016.

Overview

We develop, market, sell and distribute energy drink beverages, super sodas and/or concentrates for energy drink beverages, primarily under the following brand names:

• Monster Energy®	• Naplu®
• Monster Rehab®	• NOS®
• Monster Energy Extra Strength Nitrous Technology®	• Full Throttle®
• Java Monster®	• Burn®
• Muscle Monster®	• Mother®
• Mega Monster Energy®	• Ultra®
• Punch Monster®	• Play® and Power Play®
• Juice Monster®	• Gladiator®
• Übermonster®	• Relentless®
• BU®	• Samurai®
• Mutant® Super Soda	• BPM®
• Monster HydroTM	• Monster Energy UltraTM

Our Monster Energy® brand energy drinks, which represented 89.4% and 89.8% of our net sales for the three-months ended June 30, 2017 and 2016, respectively, primarily include the following:

•      Monster Energy®

•      Lo-Carb Monster Energy®

•      Monster Assault®

•      Juice Monster® Khaos®

•      Juice Monster® Ripper®

•      Juice Monster® Pipeline Punch®

•      Juice Monster® Mango Loco

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

•      Muscle Monster® Vanilla

•      Muscle Monster® Chocolate

•      Muscle Monster® Strawberry

•      Muscle Monster® Banana

•      Monster Energy Absolutely Zero®

•      Monster HydroTM Mean Green®

•      Monster HydroTM Manic MelonTM

•      Monster HydroTM Tropical ThunderTM

•      Java Monster® Kona Blend

•      Java Monster® Loca Moca®

•      Java Monster® Mean Bean®

•      Java Monster® Vanilla Light

•      Java Monster® Irish Blend®

•      Java Monster® Salted Caramel

•      Mega Monster Energy®

•      Monster Energy Extra Strength Nitrous Technology® Super Dry™

•      Monster Energy Extra Strength Nitrous Technology® Anti-Gravity®

•      M3® Monster Energy® Super Concentrate

•      Monster Energy Zero Ultra®

•      Monster Energy Ultra Blue®

•      Monster Energy Ultra Red®

•      Monster Energy Ultra Black®

•      Monster Energy Ultra Sunrise®

•      Monster Energy Ultra Citron®

•      Monster Energy Ultra VioletTM

•      Monster Energy® Valentino Rossi

•      Übermonster® Energy BrewTM

•      Monster Energy® Lewis Hamilton 44

•      Monster Energy® Gronk

We have three operating and reportable segments, (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is comprised of the Company’s Monster Energy® drinks, Monster HydroTM energy drinks and Mutant® Super Soda drinks, (ii) Strategic Brands segment (“Strategic Brands”), which is comprised of the various energy drink brands acquired from TCCC in 2015 and (iii) Other segment (“Other”), which is comprised of certain products sold by AFF to independent third-party customers (the “AFF Third- Party Products”).

During the three-months ended June 30, 2017, we continued to expand our existing energy drink portfolio and further develop our distribution markets. During the three-months ended June 30, 2017, we introduced the following products:

•      Monster Energy® Lewis Hamilton 44 (April 2017)

•      Mutant® Super Soda White Lightning (April 2017)

•      Monster HydroTM Mean Green® (May 2017)

•      Monster HydroTM Manic MelonTM (May 2017)

•      Monster HydroTM Tropical ThunderTM (May 2017)

•      Juice Monster® Mango Loco (May 2017)

In the normal course of business we discontinue certain products and/or product lines. Those products or product lines discontinued in the three-months ended June 30, 2017, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Our net sales of $907.1 million for the three-months ended June 30, 2017 represented record sales for our second fiscal quarter. The vast majority of our net sales are derived from our Monster Energy® brand energy drinks. Net sales of our Monster Energy® brand energy drinks were $810.5 million for the three-months ended June 30, 2017.  Net sales of our Strategic Brands were $85.6 million for the three-months ended June 30, 2017.

Our Monster Energy® Drinks segment represented 89.9% and 89.8% of our consolidated net sales for the three-months ended June 30, 2017 and 2016, respectively. Our Strategic Brands segment represented 9.4% of our consolidated net sales for both the three-months ended June 30, 2017 and 2016. Our Other segment represented 0.7% and 0.8% of our consolidated net sales for the three-months ended June 30, 2017 and 2016, respectively.

Net changes in foreign currency exchange rates had an unfavorable impact on net sales in the Monster Energy® Drinks segment of approximately $8.3 million for the three-months ended June 30, 2017. Net changes in foreign currency exchange rates had a favorable impact on net sales in the Strategic Brands segment of approximately $0.1 million for the three-months ended June 30, 2017.

Our sales and marketing strategy for all our beverages is to focus our efforts on developing brand awareness through image-enhancing programs and product sampling. We use our branded vehicles and other promotional vehicles at events where we offer samples of our products to consumers. We utilize “push-pull” methods to enhance shelf and display space exposure in sales outlets (including racks, coolers and barrel coolers), advertising, in-store promotions and in-store placement of point-of-sale materials to encourage demand from consumers for our products. We also support our brands with prize promotions, price promotions, competitions, endorsements from selected public and sports figures, sports personality endorsements, sampling and sponsorship of selected athletes, teams, series, bands, esports, causes and events. In-store posters, outdoor posters, print, radio and television advertising (directly and through our sponsorships and endorsements) and coupons may also be used to promote our brands.

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

Our growth strategy includes expanding our international business. Net sales to customers outside the United States amounted to $247.9 million and $200.2 million for the three-months ended June 30, 2017 and 2016, respectively. Such sales were approximately 27% and 24% of net sales for the three-months ended June 30, 2017 and 2016, respectively. Net changes in foreign currency exchange rates had an unfavorable impact on net sales to customers outside the United States of approximately 3% for the three-months ended June 30, 2017.

Our customers are primarily full service beverage bottlers/distributors, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, food service customers and the military. Percentages of our gross sales to our various customer types for the three- and six-months ended June 30, 2017 and 2016 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such bottlers/distributors’ sales to their own customers.

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2017	2016	2017	2016
U.S. full service bottlers/distributors	62%	64%	63%	65%
Club stores and mass merchandisers	8%	8%	7%	8%
International full service bottlers/distributors	29%	26%	28%	25%
Retail grocery, specialty chains and wholesalers	1%	1%	1%	1%
Other	0%	1%	1%	1%

Our customers include Coca-Cola Refreshments USA, Inc., Coca-Cola Bottling Company, CCBCC Operations, LLC, United Bottling Contracts Company, LLC, and certain other TCCC independent bottlers, Coca-Cola European Partners, Coca-Cola Hellenic, Coca-Cola FEMSA, Coca-Cola Amatil, Swire Coca-Cola group in China, COFCO Coca-Cola group in China, Asahi Soft Drinks, Co., Ltd., Kalil Bottling Group, Wal-Mart, Inc. (including Sam’s Club), Costco Wholesale Corporation and select Anheuser-Busch distributors (the “AB Distributors”). TCCC, through certain wholly-owned subsidiaries (the “TCCC Subsidiaries”), accounted for approximately 17% and 42% of our net sales for the three-months ended June 30, 2017 and 2016, respectively. The TCCC Subsidiaries, accounted for approximately 25% and 44% of our net sales for the six-months ended June 30, 2017 and 2016, respectively. As part of TCCC’s North America Refranchising initiative (the “North America Refranchising”), the territories of certain TCCC Subsidiaries have been transitioned to certain independent/non wholly-owned TCCC bottler/distributors. Accordingly, our percentage of net sales classified as sales to the TCCC Subsidiaries decreased for the three- and six-months ended June 30, 2017. A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations.

Results of Operations

The following table sets forth key statistics for the three- and six-months ended June 30, 2017 and 2016.

(In thousands, except per share amounts)	Three-Months Ended June 30,		Percentage Change	Six-Months Ended June 30,		Percentage Change
	2017	2016	17 vs. 16	2017	2016	17 vs. 16
Net sales[1]	$907,068	$827,488	9.6%	$1,649,214	$1,507,674	9.4%
Cost of sales	323,571	309,674	4.5%	584,843	566,762	3.2%
Gross profit*[1]	583,497	517,814	12.7%	1,064,371	940,912	13.1%

Gross profit as a percentage of net sales[1]	64.3%	62.6%		64.5%	62.4%

Operating expenses[2]	233,456	229,291	1.8%	450,068	397,675	13.2%

Operating expenses as a percentage of net sales	25.7%	27.7%		27.3%	26.4%

Operating income[1,2]	350,041	288,523	21.3%	614,303	543,237	13.1%

Operating income as a percentage of net sales	38.6%	34.9%		37.2%	36.0%

Interest and other (expense) income, net	(2,551)	(222)	1,049.1%	(1,893)	386	(590.4%)

Income before provision for income taxes[1,2]	347,490	288,301	20.5%	612,410	543,623	12.7%

Provision for income taxes	124,857	104,082	20.0%	211,797	195,526	8.3%

Income taxes as a percentage of income before taxes	35.9%	36.1%		34.6%	36.0%

Net income[1,2]	$222,633	$184,219	20.9%	$400,613	$348,097	15.1%
Net income as a percentage of net sales	24.5%	22.3%		24.3%	23.1%

Net income per common share:
Basic	$0.39	$0.31	28.3%	$0.71	$0.57	22.9%
Diluted	$0.39	$0.30	28.6%	$0.69	$0.56	23.1%

Case sales (in thousands)
(in 192-ounce case equivalents)	97,233	87,574	11.0%	177,225	160,227	10.6%

1Includes $10.2 million and $12.1 million for the three-months ended June 30, 2017 and 2016, respectively, related to the recognition of deferred revenue. Includes $20.1 million and $20.2 million for the six-months ended June 30, 2017 and 2016, respectively, related to the recognition of deferred revenue.

2Includes $0.2 million and $25.3 million for the three-months ended June 30, 2017 and 2016, respectively, of distributor termination costs. Includes $20.1 million and $28.7 million for the six-months ended June 30, 2017 and 2016, respectively, of distributor termination costs.

*Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses. We include out-bound freight and warehouse costs in operating expenses rather than in cost of sales.

Results of Operations for the Three-Months Ended June 30, 2017 Compared to the Three-Months Ended June 30, 2016.

Net Sales. Net sales were $907.1 million for the three-months ended June 30, 2017, an increase of approximately $79.6 million, or 9.6% higher than net sales of $827.5 million for the three-months ended June 30, 2016. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $67.1 million of the overall increase in net sales. Net sales of our Monster Energy® brand energy drinks increased partially due to increased sales by volume as a result of increased domestic and international consumer demand.  Net sales of our Strategic Brands were $85.6 million for the three-months ended June 30, 2017, an increase of $8.2 million, or 10.6% higher than net sales of $77.4 million for the three-months ended June 30, 2016. Net sales of our AFF Third-Party Products were $6.2 million for the three-months ended June 30, 2017, a decrease of $0.5 million, or 7.0% lower than net sales of $6.6 million for the three-months ended June 30, 2016. No other individual product line contributed either a material increase or decrease to net sales for the three-months ended June 30, 2017.

Net changes in foreign currency exchange rates had an unfavorable impact on net sales in the Monster Energy® Drinks segment of approximately $8.3 million for the three-months ended June 30, 2017. Net changes in foreign currency exchange rates had a favorable impact on net sales in the Strategic Brands segment of approximately $0.1 million for the three-months ended June 30, 2017.

Case sales, in 192-ounce case equivalents, were 97.2 million cases for the three-months ended June 30, 2017, an increase of approximately 9.7 million cases, or 11.0% higher than case sales of 87.6 million cases for the three-months ended June 30, 2016. The overall average net sales per case (excluding net sales of AFF Third-Party Products of $6.2 million and $6.6 million for the three-months ended June 30, 2017 and 2016, respectively, as these sales do not have unit case equivalents) decreased to $9.27 for the three-months ended June 30, 2017, which was 1.2% lower than the average net sales per case of $9.37 for the three-months ended June 30, 2016. The lower average net sales price per case was primarily attributable to the changes in geographic sales mix.

Net sales for the Monster Energy® Drinks segment were $815.3 million for the three-months ended June 30, 2017, an increase of approximately $71.8 million, or 9.7% higher than net sales of $743.5 million for the three-months ended June 30, 2016. No other individual product line contributed either a material increase or decrease to net sales for the three-months ended June 30, 2017.

Net sales for the Strategic Brands segment were $85.6 million for the three-months ended June 30, 2017, an increase of approximately $8.2 million, or 10.6% higher than net sales of $77.4 million for the three-months ended June 30, 2016.

Net sales for the Other segment were $6.2 million for the three-months ended June 30, 2017, a decrease of approximately $0.5 million, or 7.0% lower than net sales of $6.6 million for the three-months ended June 30, 2016.

Gross Profit.  Gross profit was $583.5 million for the three-months ended June 30, 2017, an increase of approximately $65.7 million, or 12.7% higher than the gross profit of $517.8 million for the three-months ended June 30, 2016. Gross profit as a percentage of net sales increased to 64.3% for the three-months ended June 30, 2017 from 62.6% for the three-months ended June 30, 2016.  The increase in gross profit dollars was primarily the result of the $67.1 million increase in net sales of our Monster Energy® brand energy drinks as well as an approximate $27.5 million increase in the raw material cost savings for the three-months ended June 30, 2017 from the AFF Transaction. The increase in gross profit as a percentage of net sales was primarily attributable to the raw material cost savings from the AFF Transaction and changes in domestic product sales mix, which were partially offset by geographical sales mix and certain increases in other costs.

Operating Expenses.  Total operating expenses were $233.5 million for the three-months ended June 30, 2017, an increase of approximately $4.2 million, or 1.8% higher than total operating expenses of $229.3 million for the three-months ended June 30, 2016. The increase in operating expenses was primarily due to increased payroll expenses of $10.1 million (of which $1.3 million was related to an increase in stock-based compensation), increased expenditures of $7.0 million for sponsorships and endorsements, increased expenditures of $4.3 million for commissions and increased expenditures of $2.7 million for premiums. The increase in operating expenses was partially offset by decreased expenditures of $25.1 million associated with distributor terminations.

Contribution Margin.  Contribution margin for the Monster Energy® Drinks segment was $356.2 million for the three-months ended June 30, 2017, an increase of approximately $57.3 million, or 19.2% higher than contribution margin of $298.9 million for the three-months ended June 30, 2016. The increase in contribution margin for the Monster Energy® Drinks segment was primarily the result of the $67.1 million increase in net sales of our Monster Energy® brand energy drinks, an approximate $27.5 million increase in the raw material cost savings during the three-months ended June 30, 2017 from the AFF Transaction and by decreased expenditures of $25.1 million associated with distributor terminations.

Contribution margin for the Strategic Brands segment was $53.2 million for the three-months ended June 30, 2017, an increase of approximately $5.2 million, or 10.7% higher than contribution margin of $48.0 million for the three-months ended June 30, 2016. The increase in contribution margin for the Strategic Brands segment was primarily due to an increase in net sales.

Contribution margin for the Other segment was $1.7 million for the three-months ended June 30, 2017, an increase of approximately $1.0 million, or 150.3% higher than contribution margin of $0.7 million for the three-months ended June 30, 2016.

Operating Income.  Operating income was $350.0 million for the three-months ended June 30, 2017, an increase of approximately $61.5 million, or 21.3% higher than operating income of $288.5 million for the three-months ended June 30, 2016. Operating income as a percentage of net sales increased to 38.6% for the three-months ended June 30, 2017 from 34.9% for the three-months ended June 30, 2016. The increase in operating income as a percentage of net sales was primarily due to the approximately $27.5 million increase in the raw material cost savings during the three-months ended June 30, 2017 from the AFF Transaction as well as the decreased expenditures of $25.1 million associated with distributor terminations. Operating income was $44.5 million and $30.4 million for the three-months ended June 30, 2017 and 2016, respectively, in connection with our operations in Africa, Asia, Australia, Europe, the Middle East and South America.

Interest and Other (Expense) Income, net.  Interest and other (expense) income, net, was ($2.6) million for the three-months ended June 30, 2017, as compared to interest and other (expense) income, net of ($0.2) million for the three-months ended June 30, 2016. Foreign currency transaction losses were $3.9 million and $1.4 million for the three-months ended June 30, 2017 and 2016, respectively. Interest income was $1.4 million and $1.2 million for the three-months ended June 30, 2017 and 2016, respectively.

Provision for Income Taxes.  Provision for income taxes was $124.9 million for the three-months ended June 30, 2017, an increase of $20.8 million or 20.0% higher than the provision for income taxes of $104.1 million for the three-months ended June 30, 2016. The effective combined federal, state and foreign tax rate decreased to 35.9% from 36.1% for the three-months ended June 30, 2017 and 2016, respectively.

Net Income.  Net income was $222.6 million for the three-months ended June 30, 2017, an increase of $38.4 million or 20.9% higher than net income of $184.2 million for the three-months ended June 30, 2016. The increase in net income was primarily due to the $65.7 million increase in gross profit.

Results of Operations for the Six-Months Ended June 30, 2017 Compared to the Six-Months Ended June 30, 2016.

Net Sales. Net sales were $1,649.2 million for the six-months ended June 30, 2017, an increase of approximately $141.5 million, or 9.4% higher than net sales of $1,507.7 million for the six-months ended June 30, 2016. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $113.6 million of the overall increase in net sales. Net sales of our Monster Energy® brand energy drinks increased partially due to increased sales by volume as a result of increased domestic and international consumer demand. Net sales of our Strategic Brands were $153.7 million for the six-months ended June 30, 2017, an increase of $17.8 million, or 13.1% higher than net sales of $135.9 million for the six-months ended June 30, 2016. Net sales of our AFF Third-Party Products were $11.7 million for the six-months ended June 30, 2017, an increase of $5.3 million, or 81.9% higher than net sales of $6.4 million (effectively from April 1, 2016 to June 30, 2016) for the six-months ended June 30, 2016. No other individual product line contributed either a material increase or decrease to net sales for the six-months ended June 30, 2017.

Net changes in foreign currency exchange rates had an unfavorable impact on net sales in the Monster Energy® Drinks segment of approximately $12.9 million for the six-months ended June 30, 2017. Net changes in foreign currency exchange rates had a favorable impact on net sales in the Strategic Brands segment of approximately $1.1 million for the six-months ended June 30, 2017.

Case sales, in 192-ounce case equivalents, were 177.2 million cases for the six-months ended June 30, 2017, an increase of approximately 17.0 million cases or 10.6% higher than case sales of 160.2 million cases for the six-months ended June 30, 2016. The overall average net sales per case (excluding net sales of AFF Third-Party Products of $11.7 million and $6.4 million for the six-months ended June 30, 2017 and 2016, respectively, as these sales do not have unit case equivalents) decreased to $9.24 for the six-months ended June 30, 2017, which was 1.4% lower than the average net sales per case of $9.37 for the six-months ended June 30, 2016. The lower average net sales price per case was primarily attributable to the changes in geographic sales mix.

Net sales for the Monster Energy® Drinks segment were $1,483.8 million for the six-months ended June 30, 2017, an increase of approximately $118.4 million, or 8.7% higher than net sales of $1,365.4 million for the six-months ended June 30, 2016. No other individual product line contributed either a material increase or decrease to net sales for the six-months ended June 30, 2017.

Net sales for the Strategic Brands segment were $153.7 million for the six-months ended June 30, 2017, an increase of approximately $17.8 million, or 13.1% higher than net sales of $135.9 million for the six-months ended June 30, 2016.

Net sales for the Other segment were $11.7 million for the six-months ended June 30, 2017, an increase of approximately $5.3 million, or 81.9% higher than net sales of $6.4 million (effectively from April 1, 2016 to June 30, 2016) for the six-months ended June 30, 2016.

Gross Profit.  Gross profit was $1,064.4 million for the six-months ended June 30, 2017, an increase of approximately $123.5 million, or 13.1% higher than the gross profit of $940.9 million for the six-months ended June 30, 2016. Gross profit as a percentage of net sales increased to 64.5% for the six-months ended June 30, 2017 from 62.4% for the six-months ended June 30, 2016.  The increase in gross profit dollars was primarily the result of the $113.6 million increase in net sales of our Monster Energy® brand energy drinks as well as approximately $50.8 million increase in the raw material cost savings for the six-months ended June 30, 2017 from the AFF Transaction. The increase in gross profit as a percentage of net sales was primarily attributable to the raw material cost savings from the AFF Transaction and changes in domestic product sales mix, which were partially offset by geographical sales mix and certain increases in other costs.

Operating Expenses.  Total operating expenses were $450.1 million for the six-months ended June 30, 2017, an increase of approximately $52.4 million, or 13.2% higher than total operating expenses of $397.7 million for the six-months ended June 30, 2016. The increase in operating expenses was primarily due to increased payroll expenses of $23.1 million (of which $4.4 million was related to an increase in stock-based compensation), increased expenditures of $13.8 million for sponsorships and endorsements and increased expenditures of $9.4 million for commissions.

Contribution Margin.  Contribution margin for the Monster Energy® Drinks segment was $635.7 million for the six-months ended June 30, 2017, an increase of approximately $69.3 million, or 12.2% higher than contribution margin of $566.3 million for the six-months ended June 30, 2016. The increase in contribution margin for the Monster Energy® Drinks segment was primarily the result of the $113.6 million increase in net sales of our Monster Energy® brand energy drinks as well an approximate $50.8 million increase in the raw material cost savings for the six-months ended June 30, 2017 from the AFF Transaction.

Contribution margin for the Strategic Brands segment was $95.3 million for the six-months ended June 30, 2017, an increase of approximately $8.2 million, or 9.4% higher than contribution margin of $87.1 million for the six-months ended June 30, 2016. The increase in contribution margin for the Strategic Brands segment was primarily due to an increase in net sales.

Contribution margin for the Other segment was $3.1 million for the six-months ended June 30, 2017, an increase of approximately $2.8 million, or 817.1% higher than contribution margin of $0.3 million for the six-months ended June 30, 2016.

Operating Income.  Operating income was $614.3 million for the six-months ended June 30, 2017, an increase of approximately $71.1 million, or 13.1% higher than operating income of $543.2 million for the six-months ended June 30, 2016. Operating income as a percentage of net sales increased to 37.2% for the six-months ended June 30, 2017 from 36.0% for the six-months ended June 30, 2016. The increase in operating income as a percentage of net sales was primarily due to the approximately $50.8 million increase in the raw material cost savings during the six-months ended June 30, 2017 from the AFF Transaction. Operating income was $77.4 million and $55.0 million for the six-months ended June 30, 2017 and 2016, respectively, in connection with our operations in Africa, Asia, Australia, Europe, the Middle East and South America.

Interest and Other (Expense) Income, net.  Interest and other (expense) income, net, was ($1.9) million for the six-months ended June 30, 2017, as compared to interest and other (expense) income, net of $0.4 million for the six-months ended June 30, 2016. Foreign currency transaction losses were $3.8 million and $2.8 million for the six-months ended June 30, 2017 and 2016, respectively. Interest income was $2.2 million and $3.4 million for the six-months ended June 30, 2017 and 2016, respectively.

Provision for Income Taxes.  Provision for income taxes was $211.8 million for the six-months ended June 30, 2017, an increase of $16.3 million or 8.3% higher than the provision for income taxes of $195.5 million for the six-months ended June 30, 2016. The effective combined federal, state and foreign tax rate decreased to 34.6% from 36.0% for the six-months ended June 30, 2017 and 2016, respectively. The decrease in the effective tax rate was primarily due to the increase in equity compensation deductions.

Net Income.  Net income was $400.6 million for the six-months ended June 30, 2017, an increase of $52.5 million or 15.1% higher than net income of $348.1 million for the six-months ended June 30, 2016. The increase in net income was primarily due to the $123.5 million increase in gross profit. The increase in net income was partially offset by the increase in operating expenses of $52.4 million.

Non-GAAP Financial Measures

Gross Sales**.  Gross sales were $1,039.0 million for the three-months ended June 30, 2017, an increase of approximately $93.1 million, or 9.8% higher than gross sales of $945.8 million for the three-months ended June 30, 2016. The increase in gross sales of our Monster Energy® brand energy drinks represented approximately $84.8 million of the overall increase in gross sales. Gross sales of our Monster Energy® brand energy drinks increased partially due to increased sales by volume as a result of increased domestic and international consumer demand.  Gross sales of our Strategic Brands were $89.8 million for the three-months ended June 30, 2017, an increase of $5.4 million, or 6.4% higher than gross sales of $84.4 million for the three-months ended June 30, 2016. Gross sales of our AFF Third-Party Products were $6.2 million for the three-months ended June 30, 2017, a decrease of $0.5 million or 7.0% lower than gross sales of $6.6 million for the three-months ended June 30, 2016. No other individual product line contributed either a material increase or decrease to net sales for the three-months ended June 30, 2017. Promotional and other allowances, as described in the footnote below, were $131.9 million for the three-months ended June 30, 2017, an increase of $13.5 million, or 11.4% higher than promotional and other allowances of $118.4 million for the three-months ended June 30, 2016. Promotional and other allowances as a percentage of gross sales increased to 12.7% from 12.5% for the three-months ended June 30, 2017 and 2016, respectively.

Net changes in foreign currency exchange rates had an unfavorable impact on gross sales in the Monster Energy® Drinks segment of approximately $11.6 million for the three-months ended June 30, 2017. Net changes in foreign currency exchange rates had a favorable impact on gross sales in the Strategic Brands segment of approximately $0.1 million for the three-months ended June 30, 2017.

Gross Sales**.  Gross sales were $1,884.5 million for the six-months ended June 30, 2017, an increase of approximately $161.2 million, or 9.4% higher than gross sales of $1,723.4 million for the six-months ended June 30, 2016. The increase in gross sales of our Monster Energy® brand energy drinks represented approximately $135.5 million of the overall increase in gross sales. Gross sales of our Monster Energy® brand energy drinks increased partially due to increased sales by volume as a result of increased domestic and international consumer demand.  Gross sales of our Strategic Brands were $163.3 million for the six-months ended June 30, 2017, an increase of $14.9 million, or 10.0% higher than gross sales of $148.4 million for the six-months ended June 30, 2016. Gross sales of our AFF Third-Party Products were $11.7 million for the six-months ended June 30, 2017, an increase of $5.1 million, or 77.0% higher than gross sales of $6.6 million for the six-months ended June 30, 2016. No other individual product line contributed either a material increase or decrease to net sales for the six-months ended June 30, 2017. Promotional and other allowances, as described in the footnote below, were $235.3 million for the six-months ended June 30, 2017, an increase of $19.6 million, or 9.1% higher than promotional and other allowances of $215.7 million for the six-months ended June 30, 2016. Promotional and other allowances as a percentage of gross sales was 12.5% for both the six-months ended June 30, 2017 and 2016.

Net changes in foreign currency exchange rates had an unfavorable impact on gross sales in the Monster Energy® Drinks segment of approximately $18.8 million for the six-months ended June 30, 2017. Net changes in foreign currency exchange rates had a favorable impact on gross sales in the Strategic Brands segment of approximately $1.1 million for the six-months ended June 30, 2017.

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

The following table reconciles the non-GAAP financial measure of gross sales with the most directly comparable GAAP financial measure of net sales:

(In thousands)	Three-Months Ended June 30,		Percentage Change	Six-Months Ended June 30,		Percentage Change
	2017	2016	17 vs. 16	2017	2016	17 vs. 16
Gross sales, net of discounts and returns	$1,038,970	$945,846	9.8%	$1,884,518	$1,723,354	9.4%
Less: Promotional and other allowances***	131,902	118,358	11.4%	235,304	215,680	9.1%
Net Sales	$907,068	$827,488	9.6%	$1,649,214	$1,507,674	9.4%

***Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the presentation thereof does not conform with GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances primarily include consideration given to the Company’s bottlers/distributors or retail customers including, but not limited to the following: (i) discounts granted off list prices to support price promotions to end-consumers by retailers; (ii) reimbursements given to the Company’s bottlers/distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (iii) the Company’s agreed share of fees given to bottlers/distributors and/or directly to retailers for advertising, in-store marketing and promotional activities; (iv) the Company’s agreed share of slotting, shelf space allowances and other fees given directly to retailers; (v) incentives given to the Company’s bottlers/distributors and/or retailers for achieving or exceeding certain predetermined sales goals; (vi) discounted or free products; (vii) contractual fees given to the Company’s bottlers/distributors related to sales made by the Company direct to certain customers that fall within the bottler’s/distributors’ sales territories; and (viii) commissions paid to our customers. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. Promotional and other allowances constitute a material portion of our marketing activities. The Company’s promotional allowance programs with its numerous bottlers/distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year. The primary drivers of our promotional and other allowance activities for the three- and six-months ended June 30, 2017 and 2016 were (i) to increase sales volume and trial, (ii) to address market conditions, and (iii) to secure shelf and display space at retail.

Liquidity and Capital Resources

Cash flows provided by operating activities.  Cash provided by operating activities was $533.2 million for the six-months ended June 30, 2017, as compared with cash provided by operating activities of $247.6 million for the six-months ended June 30, 2016.

For the six-months ended June 30, 2017, cash provided by operating activities was primarily attributable to net income earned of $400.6 million and adjustments for certain non-cash expenses, consisting of $26.0 million of stock-based compensation and $22.8 million of depreciation and other amortization. For the six-months ended June 30, 2017, cash provided by operating activities also increased due to a $125.0 million decrease in the TCCC Transaction receivables, a $60.7 million decrease in prepaid income taxes, a $8.8 million increase in accounts payable and a $25.8 million increase in accrued promotional allowances. For the six-months ended June 30, 2017, cash used in operating activities was primarily attributable to a $75.2 million increase in accounts receivable, a $24.9 million increase in inventories, a $8.1 million increase in prepaid expenses and other current assets, a $7.9 million decrease in accrued distributor terminations, a $7.1 million decrease in deferred revenue, a $7.2 million decrease in accrued compensation and a $5.4 million decrease in income taxes payable.

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

Cash flows (used in) provided by investing activities. Cash used in investing activities was $154.7 million for the six-months ended June 30, 2017 as compared to cash provided by investing activities of $2.6 million for the six-months ended June 30, 2016.

For the six-months ended June 30, 2017, cash used in investing activities was primarily attributable to purchases of available-for-sale investments. For the six-months ended June 30, 2016, cash used in investing activities was primarily attributable to the purchase of AFF as well as purchases of held-to-maturity investments. For the six-months ended June 30, 2017, cash provided by investing activities was primarily attributable to sales of available-for-sale investments. For the six-months ended June 30, 2016, cash provided by investing activities was primarily attributable to maturities of held-to-maturity investments. For both the six-months ended June 30, 2017 and 2016, cash used in investing activities also included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software, equipment used for sales and administrative activities and certain leasehold improvements. We expect to continue to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, leasehold improvements, the acquisition of capital equipment (specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products and to develop our brand in international markets), the completion of the construction of our new warehouse and for other corporate purposes. From time to time, we may also use cash to purchase additional real property related to our beverage business and/or acquire compatible businesses.

Cash flows provided by (used in) financing activities.  Cash provided by financing activities was $17.5 million for the six-months ended June 30, 2017 as compared to cash used in financing activities of $1,995.2 million for the six-months ended June 30, 2016. The cash flows provided by financing activities for both the six-months ended June 30, 2017, and 2016 was primarily attributable to the issuance of our common stock. The cash flows used in financing activities for the six-months ended June 30, 2016 was primarily the result of the repurchases of our common stock.

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

Cash and cash equivalents, short-term and long-term investments.  At June 30, 2017, we had $777.7 million in cash and cash equivalents and $372.5 million in short and long-term investments. We have historically invested these amounts in U.S. Treasury bills, U.S. government agency securities and municipal securities, commercial paper, certificates of deposit, variable rate demand notes and money market funds meeting certain criteria. We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical organizations) in selecting and maintaining our investments. We regularly assess market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Of our $777.7 million of cash and cash equivalents held at June 30, 2017, $229.0 million was held by our foreign subsidiaries. No short-term or long-term investments were held by our foreign subsidiaries at June 30, 2017. We do not intend, nor do we foresee a need, to repatriate undistributed earnings of our foreign subsidiaries other than to repay certain intercompany debt owed to our U.S. operations. Under current tax laws, if funds in excess of intercompany amounts owed were repatriated to our U.S. operations we would be required to accrue and pay additional income taxes on such excess funds at the tax rates then in effect.

We believe that cash available from operations, including our cash resources and access to credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of capital assets, purchases of equipment and properties, purchases of shares of our common stock and the completion of the construction of our new warehouse, through at least the next 12 months. Based on our current plans, at this time we estimate that capital expenditures, including the purchases of real property, are likely to be less than $150.0 million through June 30, 2018. However, future business opportunities may cause a change in this estimate.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of June 30, 2017:

	Payments due by period (in thousands)
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Contractual Obligations[1]	$145,950	$85,403	$50,422	$10,125	$-
Capital Leases	1,270	1,270	-	-	-
Operating Leases	18,330	4,051	3,304	3,187	7,788
Purchase Commitments[2]	32,567	32,567	-	-	-
Construction Contract[3]	17,107	17,107	-	-	-
	$215,224	$140,398	$53,726	$13,312	$7,788

1Contractual obligations include our obligations related to sponsorships and other commitments.

2Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms, but are generally satisfied within one year.

3In September 2016, the Company completed its acquisition of approximately 49 acres of land, located in Rialto, CA, for a purchase price of approximately $39.1 million. The Company is constructing an approximately 1,000,000 square-foot building to replace its current leased warehouse and distribution facilities located in Corona, CA. The Company has entered into an approximately $37.6 million guaranteed maximum price construction contract for the construction of the building, of which $17.1 million remained outstanding as of June 30, 2017.

In addition, approximately $6.5 million of unrecognized tax benefits have been recorded as liabilities as of June 30, 2017. It is expected that the amount of unrecognized tax benefits will not significantly change within the next 12 months. As of June 30, 2017, we had $1.1 million of accrued interest and penalties related to unrecognized tax benefits.

Sales

The table below discloses selected quarterly data regarding sales for the three- and six-months ended June 30, 2017 and 2016, respectively.  Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

Sales of beverages are expressed in unit case volume.  A “unit case” means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings).  Unit case volume means the number of unit cases (or unit case equivalents) of finished products or concentrates as if converted into finished products sold by us.

Our quarterly results of operations reflect seasonal trends that are primarily the result of increased demand in the warmer months of the year. It has been our experience that beverage sales tend to be lower during the first and fourth quarters of each calendar year. However, our experience with our energy drink products suggests they may be less seasonal than the seasonality of traditional beverages. In addition, our continued growth internationally may further reduce the impact of seasonality. Quarterly fluctuations may also be affected by other factors including the introduction of new products, the opening of new markets where temperature fluctuations are more pronounced, the addition of new bottlers, customers and distributors, changes in the sales mix of our products and changes in advertising and promotional expenses.

(In thousands, except average	Three-Months Ended		Six-Months Ended
net sales per case)	June 30,		June 30,
	2017	2016	2017	2016
Net sales[1]	$907,068	$827,488	$1,649,214	$1,507,674
Less: AFF third-party sales	(6,174)	(6,635)	(11,713)	(6,441)
Adjusted net sales[2]	$900,894	$820,853	$1,637,501	$1,501,233
Case sales by segment:
Monster Energy® Drinks	78,323	68,448	142,103	126,017
Strategic Brands	18,910	19,126	35,122	34,210
Other[2]	-	-	-	-
Total case sales	97,233	87,574	177,225	160,227
Average net sales per case	$9.27	$9.37	$9.24	$9.37

1Includes $10.2 million and $12.1 million for the three-months ended June 30, 2017 and 2016, respectively, related to the recognition of deferred revenue. Includes $20.1 million and $20.2 million for the six-months ended June 30, 2017 and 2016, respectively, related to the recognition of deferred revenue.

2Excludes Other segment net sales of $6.2 million and $6.6 million for the three-months ended June 30, 2017 and 2016, respectively, comprised of net sales of AFF Third-Party Products to independent third-party customers as these sales do not have unit case equivalents. Excludes Other segment net sales of $11.7 million and $6.4 million for the six-months ended June 30, 2017 and 2016, respectively, comprised of sales of AFF Third-Party Products to independent third-party customers as these sales do not have unit case equivalents.

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

Recent Accounting Pronouncements

In May 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for the Company on a prospective basis beginning on January 1, 2018, with early adoption permitted. The Company is currently evaluating the impact of ASU No. 2017-09 on its financial position, results of operations and liquidity.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to calculate the implied fair value of goodwill, but rather requires an entity to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of ASU No. 2017-04 on its financial position, results of operations and liquidity.

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

(iii) determine the transaction price; (iv) allocate the transaction price to the contract’s performance obligations; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 was to be effective for reporting periods beginning after December 15, 2016.  However, on July 9, 2015, the FASB voted to approve a one-year deferral of the effective date. This new guidance is effective for the Company beginning January 1, 2018 and can be adopted using either a full retrospective or modified approach. The Company is progressing in its evaluation of the amended revenue recognition guidance in Topic 606. However, such evaluation has yet to progress to a stage where there is sufficient information for a preliminary position of the impact on the Company’s consolidated financial statements. Therefore, the Company is unable at this time to provide (i) qualitative financial statement disclosures of the potential impact that this standard will have on its financial statements when adopted, (ii) a description of the effects of the accounting policies it expects to apply, (iii) a comparison to its current revenue recognition policies and (iv) a method for adoption.

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

•      The slowing of and/or decline in the sales growth rates of the energy drink category and/or the U.S. convenience store market generally;

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

•      The effect of inquiries from, and/or actions by, state attorneys general, the Federal Trade Commission (the “FTC”), the Food and Drug Administration (the “FDA”), municipalities, city attorneys, other government agencies, quasi-government agencies and/or government officials (including members of Congress), into the advertising, marketing, promotion, ingredients, sale and/or consumption of our energy drink products, including voluntary and/or required changes to our business practices;

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

•      Any shortages that may be experienced in the procurement of containers and/or other raw materials including, without limitation, the PET containers used for our Monster HydroTM energy drinks;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three-months ended June 30, 2017 compared with the disclosures in Part II, Item 7A of our Form 10-K.

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

Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-months ended June 30, 2017, 4,846 shares were purchased from employees in lieu of cash payments for options exercised or withholding taxes due, for a total amount of $0.2 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs.

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

101*                     The following financial information from Monster Beverage Corporation’s Quarterly Report on Form  10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Income for the three- and six-months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the three- and six-months ended June 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the six-months ended June 30, 2017 and 2016, and (v) the Notes to Condensed Consolidated Financial Statements.

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION
Registrant

Date: August 8, 2017	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors
and Chief Executive Officer