Form 10-Q
period 2017-09-30
Monster Beverage Corp
filed 2017-11-09
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017	Commission File Number 001-18761

MONSTER BEVERAGE CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	47-1809393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ___    No  X

The Registrant had 563,963,300 shares of common stock, par value $0.005 per share, outstanding as of October 26, 2017.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

SEPTEMBER 30, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

(In Thousands, Except Par Value) (Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$465,559	$377,582
Short-term investments	630,348	220,554
Accounts receivable, net	535,336	448,051
TCCC Transaction receivable	-	125,000
Inventories	213,341	161,971
Prepaid expenses and other current assets	46,095	32,562
Prepaid income taxes	43,618	66,550
Total current assets	1,934,297	1,432,270

INVESTMENTS	7,003	2,394
PROPERTY AND EQUIPMENT, net	225,421	173,343
DEFERRED INCOME TAXES	158,739	159,556
GOODWILL	1,331,643	1,331,643
OTHER INTANGIBLE ASSETS, net	1,033,481	1,032,635
OTHER ASSETS	18,322	21,630
Total Assets	$4,708,906	$4,153,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$229,551	$193,270
Accrued liabilities	112,732	79,526
Accrued promotional allowances	158,824	110,237
Accrued distributor terminations	15,656	8,184
Deferred revenue	43,566	41,672
Accrued compensation	27,199	30,043
Income taxes payable	10,156	7,657
Total current liabilities	597,684	470,589

DEFERRED REVENUE	342,249	353,173

OTHER LIABILITIES	819	-

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 1,250,000 shares authorized; 625,132 shares issued and 563,959 outstanding as of September 30, 2017; 623,201 shares issued and 566,566 outstanding as of December 31, 2016	3,126	3,116
Additional paid-in capital	4,111,781	4,051,245
Retained earnings	2,726,904	2,107,548
Accumulated other comprehensive loss	(15,533)	(23,249)
Common stock in treasury, at cost; 61,173 shares and 56,635 shares as of September 30, 2017 and December 31, 2016, respectively	(3,058,124)	(2,808,951)
Total stockholders’ equity	3,768,154	3,329,709
Total Liabilities and Stockholders’ Equity	$4,708,906	$4,153,471

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

NET SALES	$909,476	$787,954	$2,558,690	$2,295,628

COST OF SALES	339,767	284,979	924,610	851,741

GROSS PROFIT	569,709	502,975	1,634,080	1,443,887

OPERATING EXPENSES	252,337	212,600	702,405	610,277

OPERATING INCOME	317,372	290,375	931,675	833,610

INTEREST and OTHER INCOME (EXPENSE), net	3,996	(1,037)	2,103	(651)

INCOME BEFORE PROVISION FOR INCOME TAXES	321,368	289,338	933,778	832,959

PROVISION FOR INCOME TAXES	102,624	97,695	314,422	293,221

NET INCOME	$218,744	$191,643	$619,356	$539,738

NET INCOME PER COMMON SHARE:
Basic	$0.39	$0.34	$1.09	$0.91
Diluted	$0.38	$0.33	$1.07	$0.89

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	567,878	571,137	567,550	594,219
Diluted	578,368	583,293	577,964	606,279

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(In Thousands) (Unaudited)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2017	2016	2017	2016
Net income, as reported	$218,744	$191,643	$619,356	$539,738
Other comprehensive income:
Change in foreign currency translation adjustment	1,329	(57)	7,641	7,344
Available-for-sale investments:
Change in net unrealized (losses) gains	(29)	-	75	-
Reclassification adjustment for net gains included in net income	-	-	-	-
Net change in available-for-sale investments	(29)	-	75	-
Other comprehensive income	1,300	(57)	7,716	7,344
Comprehensive income	$220,044	$191,586	$627,072	$547,082

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(In Thousands) (Unaudited)

	Nine-Months Ended
	September 30, 2017	September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$619,356	$539,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,104	29,874
Gain on disposal of property and equipment	(514)	(171)
Stock-based compensation	39,265	33,735
Deferred income taxes	1,862	(1,652)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(70,865)	(100,233)
TCCC Transaction receivable	125,000	-
Distributor receivables	1,605	(21,034)
Inventories	(46,700)	18,355
Prepaid expenses and other current assets	(9,210)	(8,805)
Prepaid income taxes	24,168	(136,899)
Accounts payable	24,653	21,795
Accrued liabilities	15,867	8,303
Accrued promotional allowances	42,064	23,411
Accrued distributor terminations	7,416	(5,466)
Accrued compensation	(3,230)	(346)
Income taxes payable	(4,142)	3,340
Other liabilities	819	-
Deferred revenue	(12,461)	16,757
Net cash provided by operating activities	790,057	420,702

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of held-to-maturity investments	-	892,453
Sales of available-for-sale investments	358,107	2,993
Purchases of held-to-maturity investments	-	(378,254)
Purchases of available-for-sale investments	(768,276)	(24,405)
Purchases of property and equipment	(67,738)	(67,527)
Proceeds from sale of property and equipment	855	705
Purchases of AFF Assets, net	-	(688,485)
Increase in intangibles	(5,137)	(4,255)
(Increase) decrease in other assets	(1,216)	56
Net cash used in investing activities	(483,405)	(266,719)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(1,878)	(1,731)
Issuance of common stock	26,776	10,615
Purchases of common stock held in treasury	(249,173)	(2,002,441)
Net cash used in financing activities	(224,275)	(1,993,557)

Effect of exchange rate changes on cash and cash equivalents	5,600	5,683

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	87,977	(1,833,891)
CASH AND CASH EQUIVALENTS, beginning of period	377,582	2,175,417
CASH AND CASH EQUIVALENTS, end of period	$465,559	$341,526

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$55	$54
Income taxes	$293,980	$429,371

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(In Thousands) (Unaudited) (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

The Company entered into capital leases for the acquisition of promotional vehicles of $2.0 million and $2.2 million for the nine-months ended September 30, 2017 and 2016, respectively.

Included in accrued liabilities as of September 30, 2017 and 2016 were $6.0 million and $0.2 million, respectively, related to purchases of property and equipment.

Included in accrued liabilities as of September 30, 2017 and 2016 were $4.6 million and $2.3 million, respectively, related to additions to other intangible assets.

Included in accounts payable as of September 30, 2017 were available-for-sale short-term investment purchases of $4.2 million.

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

The Company’s condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting.  They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP.  The information set forth in these interim condensed consolidated financial statements for the three- and nine-months ended September 30, 2017 and 2016, respectively, is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading.  Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes previous revenue recognition guidance. ASU No. 2014-09 requires that a company recognize revenue at an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring goods or services to a customer. In applying the new guidance, a company will (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the contract’s performance obligations; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 was to be effective for reporting periods beginning after December 15, 2016.  However, on July 9, 2015, the FASB voted to approve a one-year deferral of the effective date. This new guidance is effective for the Company beginning January 1, 2018 and can be adopted using either a full retrospective or modified approach. The Company has made significant progress in its evaluation of the amended revenue recognition guidance in Topic 606, however, such evaluation has yet to progress to a stage where there is sufficient information for a preliminary position of the impact on the Company’s consolidated financial statements. Therefore, the Company is unable at this time to provide (i) qualitative financial statement disclosures of the potential impact that this standard will have on its financial statements when adopted, (ii) a description of the effects of the accounting policies it expects to apply, (iii) a comparison to its current revenue recognition policies and (iv) a method for adoption. The Company’s expects to complete its evaluation by December 15, 2017.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

3.                                    INVESTMENTS

The following table summarizes the Company’s investments at:

September 30, 2017	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Available-for-sale
Short-term:
Commercial paper	$66,344	$-	$-	$66,344	$-	$-
Certificates of deposit	50,677	-	-	50,677	-	-
Municipal securities	402,062	41	126	401,977	126	-
U.S. government agency securities	53,342	1	28	53,315	28	-
U.S. Treasuries	11,982	-	1	11,981	1	-
Variable rate demand notes	46,054	-	-	46,054	-	-
Long-term:
Municipal securities	2,010	-	3	2,007	3	-
U.S. government agency securities	5,001	-	5	4,996	5	-
Total	$637,472	$42	$163	$637,351	$163	$-

December 31, 2016	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Available-for-sale
Short-term:
Commercial paper	$40,382	$-	$-	$40,382	$-	$-
Municipal securities	140,379	-	181	140,198	181	-
U.S. government agency securities	26,057	-	6	26,051	6	-
Variable rate demand notes	13,923	-	-	13,923	-	-
Long-term:
Municipal securities	2,403	-	9	2,394	9	-
Total	$223,144	$-	$196	$222,948	$196	$-

During the three- and nine-months ended September 30, 2017 and 2016, realized gains or losses recognized on the sale of investments were not significant.

The Company’s investments at September 30, 2017 and December 31, 2016 in commercial paper, certificates of deposit, municipal securities, U.S. Treasuries, U.S. government agency securities and/or variable rate demand notes (“VRDNs”) carried investment grade credit ratings. VRDNs are floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. While they are classified as marketable investment securities, the put option allows the VRDNs to be liquidated at par on a same day, or more generally, on a seven-day settlement basis.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	September 30, 2017		December 31, 2016

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
Commercial paper	$66,344	$66,344	$40,382	$40,382
Certificates of deposit	50,677	50,677	-	-
Municipal securities	402,062	401,977	140,379	140,198
U. S. Treasuries	11,982	11,981	-	-
U.S. government agency securities	53,342	53,315	26,057	26,051
Due 1 -10 years:
Municipal securities	2,010	2,007	2,403	2,394
U.S. government agency securities	5,001	4,996	-	-
Variable rate demand notes	6,664	6,664	3,917	3,917
Due 11 - 20 years:
Variable rate demand notes	26,016	26,016	6,003	6,003
Due 21 - 30 years:
Variable rate demand notes	13,374	13,374	4,003	4,003
Total	$637,472	$637,351	$223,144	$222,948

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following tables present the fair value of the Company’s financial assets and liabilities that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

September 30, 2017	Level 1	Level 2	Level 3	Total
Cash	$330,758	$-	$-	$330,758
Money market funds	69,273	-	-	69,273
Certificates of deposit	-	56,698	-	56,698
Commercial paper	-	81,708	-	81,708
Variable rate demand notes	-	46,054	-	46,054
Municipal securities	-	423,159	-	423,159
U.S. government agency securities	-	83,279	-	83,279
U.S. Treasuries	-	11,981	-	11,981
Foreign currency derivatives	-	(339)	-	(339)
Total	$400,031	$702,540	$-	$1,102,571

Amounts included in:
Cash and cash equivalents	$400,031	$65,528	$-	$465,559
Short-term investments	-	630,348	-	630,348
Accounts receivable, net	-	174	-	174
Investments	-	7,003	-	7,003
Accrued liabilities	-	(513)	-	(513)
Total	$400,031	$702,540	$-	$1,102,571

December 31, 2016	Level 1	Level 2	Level 3	Total
Cash	$278,972	$-	$-	$278,972
Money market funds	76,112	-	-	76,112
Commercial paper	-	47,855	-	47,855
Variable rate demand notes	-	13,923	-	13,923
Municipal securities	-	157,617	-	157,617
U.S. government agency securities	-	26,051	-	26,051
Foreign currency derivatives	-	(528)	-	(528)
Total	$355,084	$244,918	$-	$600,002

Amounts included in:
Cash and cash equivalents	$355,084	$22,498	$-	$377,582
Short-term investments	-	220,554	-	220,554
Accounts receivable, net	-	236	-	236
Investments	-	2,394	-	2,394
Accrued liabilities	-	(764)	-	(764)
Total	$355,084	$244,918	$-	$600,002

All of the Company’s short-term investments are classified within Level 1 or Level 2 of the fair value hierarchy.  The Company’s valuation of its Level 1 investments, which include money market funds, is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments, which include municipal securities, commercial paper, certificates of deposit, VRDNs, U.S. Treasuries and U.S. government agency securities, is based on other observable inputs, specifically a market approach which utilizes valuation models, pricing systems, mathematical tools and other relevant information for the same or similar securities. The Company’s valuation of its Level 2 foreign currency exchange contracts is based on quoted market prices of the same or similar instruments, adjusted for counterparty risk. There were no transfers between Level 1 and Level 2 measurements during the nine-months ended September 30, 2017 or the year ended December 31, 2016, and there were no changes in the Company’s valuation techniques.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

5.                                    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to foreign currency exchange rate risks related primarily to its foreign business operations. During the nine-months ended September 30, 2017 and the year ended December 31, 2016, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts of the Company that were outstanding as of September 30, 2017 have terms of one month or less. The Company does not enter into forward currency exchange contracts for speculation or trading purposes.

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

The notional amount and fair value of all outstanding foreign currency derivative instruments in the condensed consolidated balance sheets consist of the following at:

September 30, 2017
Derivatives not designated as hedging instruments under FASB ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location

Assets:
Foreign currency exchange contracts:
Receive USD/pay GBP	$31,067	$74	Accounts receivable, net
Receive USD/pay ZAR	20,121	27	Accounts receivable, net
Receive USD/pay MXN	12,673	52	Accounts receivable, net
Receive USD/pay NZD	1,665	5	Accounts receivable, net
Receive USD/pay SEK	1,405	4	Accounts receivable, net
Receive USD/pay CLP	4,316	12	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive USD/pay EUR	$112,406	$(434)	Accrued liabilities
Receive USD/pay AUD	21,644	(1)	Accrued liabilities
Receive CAD/pay USD	11,269	(38)	Accrued liabilities
Receive SGD/pay USD	3,770	(8)	Accrued liabilities
Receive USD/pay TRY	5,394	(7)	Accrued liabilities
Receive USD/pay BRL	3,722	(19)	Accrued liabilities
Receive USD/pay COP	2,327	(6)	Accrued liabilities

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

December 31, 2016
Derivatives not designated as hedging instruments under FASB ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location

Assets:
Foreign currency exchange contracts:
Receive CAD/pay USD	$22,314	$173	Accounts receivable, net
Receive SGD/pay USD	7,915	24	Accounts receivable, net
Receive NOK/pay USD	2,138	28	Accounts receivable, net
Receive USD/pay CLP	4,094	9	Accounts receivable, net
Receive USD/pay COP	2,330	2	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive USD/pay GBP	$7,718	$(57)	Accrued liabilities
Receive USD/pay EUR	29,621	(325)	Accrued liabilities
Receive USD/pay AUD	15,135	(74)	Accrued liabilities
Receive USD/pay ZAR	20,405	(296)	Accrued liabilities
Receive USD/pay MXN	25,864	(4)	Accrued liabilities
Receive USD/pay BRL	3,138	(3)	Accrued liabilities
Receive USD/pay NZD	2,076	(5)	Accrued liabilities

The net (losses) gains on derivative instruments in the condensed consolidated statements of income were as follows:

		Amount of (loss) gain recognized in income on derivatives
		Three-months ended
Derivatives not designated as hedging instruments under FASB ASC 815-20	Location of (loss) gain recognized in income on derivatives	September 30, 2017	September 30, 2016

Foreign currency exchange contracts	Interest and other income (expense), net	$(2,172)	$(882)

		Amount of (loss) gain recognized in income on derivatives
		Nine-months ended
Derivatives not designated as hedging instruments under FASB ASC 815-20	Location of (loss) gain recognized in income on derivatives	September 30, 2017	September 30, 2016

Foreign currency exchange contracts	Interest and other income (expense), net	$(11,639)	$(424)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

6.                                    INVENTORIES

Inventories consist of the following at:

	September 30, 2017	December 31, 2016
Raw materials	$83,190	$58,658
Finished goods	130,151	103,313
	$213,341	$161,971

7.                                    PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at:

	September 30, 2017	December 31, 2016
Land	$47,373	$46,596
Leasehold improvements	4,121	2,687
Furniture and fixtures	4,490	3,635
Office and computer equipment	13,702	11,701
Computer software	3,238	3,274
Equipment	143,435	114,230
Buildings	104,720	69,547
Vehicles	36,876	31,582
	357,955	283,252
Less: accumulated depreciation and amortization	(132,534)	(109,909)
	$225,421	$173,343

Total depreciation and amortization expense recorded was $9.4 million and $7.5 million for the three-months ended September 30, 2017 and 2016, respectively. Total depreciation and amortization expense recorded was $26.2 million and $22.2 million for the nine-months ended September 30, 2017 and 2016, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

8.                                    GOODWILL AND OTHER INTANGIBLE ASSETS

The following is a roll-forward of goodwill for the nine-months ended September 30, 2017 by reportable segment:

	Monster Energy® Drinks	Strategic Brands	Other	Total
Balance at December 31, 2016	$693,644	$637,999	$-	$1,331,643
Acquisitions	-	-	-	-
Balance at September 30, 2017	$693,644	$637,999	$-	$1,331,643

Intangible assets consist of the following at:

	September 30, 2017	December 31, 2016
Amortizing intangibles	$71,396	$71,290
Accumulated amortization	(23,421)	(14,535)
	47,975	56,755
Non-amortizing intangibles	985,506	975,880
	$1,033,481	$1,032,635

Amortizing intangibles primarily consist of customer relationships. All amortizing intangibles have been assigned an estimated finite useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives, generally five to seven years. Total amortization expense recorded was $3.0 million for both the three-months ended September 30, 2017 and 2016. Total amortization expense recorded was $8.9 million and $7.7 million for the nine-months ended September 30, 2017 and 2016, respectively.

9.                                    DISTRIBUTION AGREEMENTS

In accordance with ASC No. 420 “Exit or Disposal Cost Obligations”, the Company expenses distributor termination costs in the period in which the written notification of termination occurs. The Company incurred termination costs of $15.9 million and $4.7 million for the three-months ended September 30, 2017 and 2016, respectively. The Company incurred termination costs of $35.9 million and $33.4 million for the nine-months ended September 30, 2017 and 2016, respectively. Such termination costs have been expensed in full and are included in operating expenses for the three- and nine-months ended September 30, 2017 and 2016.

In the normal course of business, amounts received pursuant to new and/or amended distribution agreements entered into with certain distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, are accounted for as deferred revenue and are recognized as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years. Revenue recognized was $11.4 million and $8.4 million for the three-months ended September 30, 2017 and 2016, respectively. Revenue recognized was $31.6 million and $28.6 million for the nine-months ended September 30, 2017 and 2016, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

10.                            COMMITMENTS AND CONTINGENCIES

The Company had purchase commitments aggregating approximately $28.1 million at September 30, 2017, which represented commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms, but are generally satisfied within one year.

The Company had contractual obligations aggregating approximately $126.0  million at September 30, 2017, which related primarily to sponsorships and other marketing activities.

The Company had operating lease commitments aggregating approximately $17.4 million at September 30, 2017, which related primarily to warehouse and office space.

In September 2016, the Company completed its acquisition of approximately 49 acres of land, located in Rialto, CA, for a purchase price of approximately $39.1 million. The Company is constructing an approximately 1,000,000 square-foot building (the “Rialto Warehouse”), which it anticipates will be LEED certified, to replace its current leased warehouse and distribution facilities located in Corona, CA. The Company entered into an approximately $38.1 million guaranteed maximum price construction contract for the construction of the building, of which $6.2 million remained outstanding as of September 30, 2017.  During the three-months ended September 30, 2017, the Company commenced its transition to the Rialto Warehouse and estimates that it will be fully operational by December 31, 2017.

In December 2016, the Company entered into a credit facility with HSBC Bank (China) Company Limited, Shanghai Branch consisting of a working capital line of credit under which the Company may borrow up to $4.0 million of non-collateralized debt. In February 2017, the working capital line limit was increased from $4.0 million to $9.0 million. Interest on borrowings under the line of credit is based on the People’s Bank of China benchmark lending rates multiplied by 1.05. As of September 30, 2017, the Company had $1.1 million outstanding on this line of credit, including interest, which is included in accounts payable in the condensed consolidated balance sheet.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, or in the amount of any related insurance reimbursements recorded. As of September 30, 2017, the Company’s condensed consolidated balance sheet includes accrued loss contingencies of approximately $4.7 million.

11.                            ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the nine-months ended September 30, 2017 are as follows:

	Currency Translation Losses	Unrealized (Gains) Losses on Available-for- Sale Securities	Total
Balance at December 31, 2016	$23,056	$193	$23,249
Other comprehensive loss (gain) before reclassifications	-	-	-
Amounts reclassified from accumulated other comprehensive loss (gain)	-	-	-
Net current-period other comprehensive loss (gain)	(7,641)	(75)	(7,716)
Balance at September 30, 2017	$15,415	$118	$15,533

12.                            TREASURY STOCK

On February 28, 2017, the Company’s Board of Directors authorized a new share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “February 2017 Repurchase Plan”). During the three-months ended September 30, 2017, the Company purchased 4.5 million shares of common stock at an average purchase price of $54.91 per share, for a total amount of $248.8 million (excluding broker commissions), under the February 2017 Repurchase Plan.

During the three-months ended September 30, 2017, 892 shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due, for a total amount of $0.05 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying condensed consolidated balance sheet at September 30, 2017.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

13.                            STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at September 30, 2017: the Monster Beverage Corporation 2011 Omnibus Incentive Plan (the “2011 Omnibus Incentive Plan”) and the Monster Beverage Corporation Stock 2017 Compensation Plan for Non-Employee Directors (the “2017 Directors Plan”).

The Company recorded $13.3 million and $12.1 million of compensation expense relating to outstanding options, restricted stock awards, stock appreciation rights and restricted stock units during the three-months ended September 30, 2017 and 2016, respectively. The Company recorded $39.3 million and $33.7 million of compensation expense relating to outstanding options, restricted stock awards, stock appreciation rights and restricted stock units during the nine-months ended September 30, 2017 and 2016, respectively.

The excess tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options, vesting of restricted stock units and restricted stock awards for the three-months ended September 30, 2017 and 2016 was $2.5 million and $3.5 million, respectively. The excess tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options, vesting of restricted stock units and restricted stock awards for the nine-months ended September 30, 2017 and 2016 was $13.8 million and $7.1 million, respectively.

In 2016, the Company adopted the Monster Beverage Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”) (a sub plan to the 2011 Omnibus Incentive Plan).  Deferrals under the Deferred Compensation Plan are unfunded and unsecured. As of September 30, 2017, deferrals under the Deferred Compensation Plan are solely comprised of cash compensation and equity compensation coming due after September 30, 2018 and are not material in the aggregate.

During the quarter ending June 30, 2017, the Company adopted the Monster Beverage Corporation Deferred Compensation Plan for Non-Employee Directors (the “Non-Employee Director Deferral Plan”) (a sub-plan to the 2017 Directors Plan), pursuant to which non-employee directors may elect to defer cash and/or equity based compensation and to receive the deferred compensation, either at a pre-determined time in the future or upon departure from the Company’s Board of Directors, as provided for under the Non-Employee Director Deferral Plan. Deferrals under the Non-Employee Director Deferral Plan are unfunded and unsecured. As of September 30, 2017, there were no deferrals under the Non-Employee Director Deferral Plan.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted as of September 30, 2017 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2017	2016	2017	2016
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	35.3%	36.3%	36.6%	36.1%
Risk-free interest rate	1.7%	1.1%	2.1%	1.4%
Expected term	5.9 years	6.4 years	6.1 years	6.3 years

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

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

Options	Number of Shares (In thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	22,643	$23.55	5.8	$474,739
Granted 01/01/17 - 03/31/17	1,319	$45.94
Granted 04/01/17 - 06/30/17	26	$49.71
Granted 07/01/17 - 09/30/17	12	$56.08
Exercised	(1,643)	$16.30
Cancelled or forfeited	(391)	$39.32
Outstanding at September 30, 2017	21,966	$25.20	5.4	$659,989
Vested and expected to vest in the
future at September 30, 2017	20,870	$24.26	5.2	$646,739
Exercisable at September 30, 2017	13,030	$14.29	3.4	$533,683

The weighted-average grant-date fair value of options granted during the three-months ended September 30, 2017 and 2016 was $20.61 per share and $19.74 per share, respectively. The weighted-average grant-date fair value of options granted during the nine-months ended September 30, 2017 and 2016 was $18.04 per share and $16.94 per share, respectively. The total intrinsic value of options exercised during the three-months ended September 30, 2017 and 2016 was $12.5 million and $9.1 million, respectively. The total intrinsic value of options exercised during the nine-months ended September 30, 2017 and 2016 was $53.4 million and $30.6 million, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Cash received from option exercises under all plans for the three-months ended September 30, 2017 and 2016 was approximately $7.7 million and $2.4 million, respectively. Cash received from option exercises under all plans for the nine-months ended September 30, 2017 and 2016 was approximately $26.8 million and $10.6 million, respectively.

At September 30, 2017, there was $91.8 million of total unrecognized compensation expense related to non-vested options granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.8 years.

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

The following table summarizes the Company’s activities with respect to non-vested restricted stock awards and non-vested restricted stock units as follows:

	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2017	556	$39.95
Granted 01/01/17- 03/31/17	252	$46.27
Granted 04/01/17- 06/30/17	23	$50.86
Granted 07/01/17- 09/30/17	-	$-
Vested	(289)	$37.64
Forfeited/cancelled	(2)	$20.69
Non-vested at September 30, 2017	540	$44.67

No restricted stock units or restricted stock awards were granted during the three-months ended September 30, 2017 and September 30, 2016. The weighted-average grant-date fair value of restricted stock units and restricted stock awards granted during the nine-months ended September 30, 2017 and 2016 was $46.65 per share and $44.71 per share, respectively. As of September 30, 2017, 0.5 million of restricted stock units and restricted stock awards are expected to vest over their respective terms.

At September 30, 2017, total unrecognized compensation expense relating to non-vested restricted stock awards and non-vested restricted stock units was $17.3 million, which is expected to be recognized over a weighted-average period of 1.7 years.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

14.                            INCOME TAXES

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the nine-months ended September 30, 2017:

Gross Unrecognized Tax Benefits
Balance at December 31, 2016	$9
Additions for tax positions related to the current year	-
Additions for tax positions related to the prior year	6,540
Decreases related to settlement with taxing authority	(9)
Balance at September 30, 2017	$6,540

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. As of September 30, 2017, the Company had approximately $1.2 million in accrued interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions, the resultant impact on the Company’s effective tax rate would not be significant. It is expected that any change in the amount of unrecognized tax benefits within the next 12 months will not be significant.

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

15.                            EARNINGS PER SHARE

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations is presented below (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Weighted-average shares outstanding:
Basic	567,878	571,137	567,550	594,219
Dilutive	10,490	12,156	10,414	12,060
Diluted	578,368	583,293	577,964	606,279

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

For the three-months ended September 30, 2017 and 2016, options and awards outstanding totaling 5.9 million shares and 1.9 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive. For the nine-months ended September 30, 2017 and 2016, options and awards outstanding totaling 8.4 million shares and 1.7 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The net revenues derived from the Company’s reportable segments and other financial information related thereto for the three- and nine-months ended September 30, 2017 and 2016 are as follows:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales:
Monster Energy® Drinks(1)	$827,690	$710,130	$2,311,521	$2,075,511
Strategic Brands	76,586	72,138	230,255	207,990
Other	5,200	5,686	16,914	12,127
Corporate and unallocated	-	-	-	-
	$909,476	$787,954	$2,558,690	$2,295,628

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Operating Income:
Monster Energy® Drinks(1) (2)	$333,210	$308,493	$968,864	$874,822
Strategic Brands	42,663	40,075	137,945	127,169
Other	1,451	1,186	4,585	1,528
Corporate and unallocated	(59,952)	(59,379)	(179,719)	(169,909)
	$317,372	$290,375	$931,675	$833,610

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Income before tax:
Monster Energy® Drinks(1) (2)	$333,065	$308,612	$968,716	$875,024
Strategic Brands	42,663	40,073	137,931	127,141
Other	1,451	1,186	4,585	1,528
Corporate and unallocated	(55,811)	(60,533)	(177,454)	(170,734)
	$321,368	$289,338	$933,778	$832,959

(1)          Includes $11.4 million and $8.4 million for the three-months ended September 30, 2017 and 2016, respectively, related to the recognition of deferred revenue. Includes $31.6 million and $28.6 million for the nine-months ended September 30, 2017 and 2016, respectively, related to the recognition of deferred revenue.

(2)          Includes $15.9 million and $4.7 million for the three-months ended September 30, 2017 and 2016, respectively, related to distributor termination costs. Includes $35.9 million and $33.4 million for the nine-months ended September 30, 2017 and 2016, respectively, related to distributor termination costs.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Depreciation and amortization:
Monster Energy® Drinks	$7,546	$5,974	$20,959	$17,651
Strategic Brands	1,836	1,777	5,474	5,325
Other	1,152	1,151	3,458	2,305
Corporate and unallocated	1,795	1,522	5,213	4,593
	$12,329	$10,424	$35,104	$29,874

	September 30, 2017	December 31, 2016
Goodwill and other intangible assets:
Monster Energy® Drinks	$1,343,437	$1,334,494
Strategic Brands	997,054	1,001,749
Other	24,633	28,035
Corporate and unallocated	-	-
	$2,365,124	$2,364,278

Corporate and unallocated expenses for the three-months ended September 30, 2017 include $37.9 million of payroll costs, of which $13.3 million was attributable to stock-based compensation expenses (see Note 13, “Stock-Based Compensation”), as well as $11.9 million attributable to professional service expenses, including accounting and legal costs, and $10.1 million of other operating expenses. Corporate and unallocated expenses for the three-months ended September 30, 2016 include $33.2 million of payroll costs, of which $12.1 million was attributable to stock-based compensation expenses (see Note 13, “Stock-Based Compensation”), as well as $16.9 million attributable to professional service expenses, including accounting and legal costs, and $9.3 million of other operating expenses.

Corporate and unallocated expenses for the nine-months ended September 30, 2017 include $114.0 million of payroll costs, of which $39.3 million was attributable to stock-based compensation expenses (see Note 13, “Stock-Based Compensation”), as well as $38.3 million attributable to professional service expenses, including accounting and legal costs, and $27.5 million of other operating expenses. Corporate and unallocated expenses for the nine-months ended September 30, 2016 include $92.7 million of payroll costs, of which $33.7 million was attributable to stock-based compensation expenses (see Note 13, “Stock-Based Compensation”), as well as $52.4 million attributable to professional service expenses, including accounting and legal costs, and $24.8 million of other operating expenses.

TCCC, through certain wholly-owned subsidiaries (the “TCCC Subsidiaries”), accounted for approximately 14% and 41% of the Company’s net sales for the three-months ended September 30, 2017 and 2016, respectively. The TCCC Subsidiaries accounted for approximately 21% and 43% of the Company’s net sales for the nine-months ended September 30, 2017 and 2016, respectively. As part of TCCC’s North America Refranchising initiative (the “North America Refranchising”), the territories of certain TCCC Subsidiaries have been transitioned to certain independent/non wholly-owned TCCC bottlers/distributors. Accordingly, the Company’s percentage of net sales classified as sales to the TCCC Subsidiaries decreased for three- and nine-months ended September 30, 2017.  CCBCC Operations, LLC accounted for approximately 14% and 9% of the Company’s net sales for the three-months ended September 30, 2017 and 2016, respectively.  CCBCC Operations, LLC accounted for approximately 13% and 8% of the Company’s net sales for the nine-months ended September 30, 2017 and 2016, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Net sales to customers outside the United States amounted to $260.1 million and $190.8 million for the three-months ended September 30, 2017 and 2016, respectively. Net sales to customers outside the United States amounted to $698.9 million and $540.2 million for the nine-months ended September 30, 2017 and 2016, respectively.

17.                            RELATED PARTY TRANSACTIONS

TCCC controls approximately 18% of the voting interests of the Company.  TCCC, through the TCCC Subsidiaries and through certain TCCC affiliated companies (the “TCCC Affiliates”) purchases and distributes certain of the Company’s products both domestically and in certain international territories. The Company also pays TCCC a commission based on certain sales within the TCCC distribution network.

TCCC commissions, based on sales to the TCCC Affiliates for the three-months ended September 30, 2017 and 2016, were $12.7 million and $8.1 million, respectively. TCCC commissions, based on sales to the TCCC Affiliates for the nine-months ended September 30, 2017 and 2016, were $33.5 million and $19.0 million, respectively.

TCCC commissions, based on sales to the TCCC Subsidiaries, are accounted for as a reduction to revenue and are reported in net sales to the TCCC Subsidiaries.

Net sales to the TCCC Subsidiaries for the three-months ended September 30, 2017 and 2016 were $130.7 million and $321.9 million, respectively.  Net sales to the TCCC Subsidiaries for the nine-months ended September 30, 2017 and 2016 were $540.4 million and $981.0 million, respectively. As part of the North America Refranchising, the territories of certain TCCC Subsidiaries have been transitioned to certain independent/non wholly-owned TCCC bottlers/distributors. Accordingly, the Company’s net sales classified as sales to the TCCC Subsidiaries decreased for three- and nine-months ended September 30, 2017.

The Company also purchases concentrates from TCCC which are then sold to both the TCCC Affiliates and the TCCC Subsidiaries. Concentrate purchases from TCCC were $7.6 million and $6.2 million for the three-months ended September 30, 2017 and 2016, respectively. Concentrate purchases from TCCC were $20.2 million and $20.9 million for the nine-months ended September 30, 2017 and 2016, respectively.

Certain TCCC Subsidiaries also contract manufacture certain of the Company’s Monster Energy® brand energy drinks as well as Mutant® Super Soda drinks. Contract manufacturing expenses were $3.6 million and $2.2 million for the three-months ended September 30, 2017 and 2016, respectively. Contract manufacturing expenses were $8.7 million and $6.0 million for the nine-months ended September 30, 2017 and 2016, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Accounts receivable, accounts payable and accrued promotional allowances related to the TCCC Subsidiaries are as follows at:

	September 30, 2017	December 31, 2016

Accounts receivable, net	$85,896	$151,756
TCCC transaction receivable	$-	$125,000
Accounts payable	$(60,350)	$(41,210)
Accrued promotional allowances	$(22,641)	$(27,056)

Two directors and officers of the Company and their families are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during each of the three-months ended September 30, 2017 and 2016 were $0.6 million. Expenses incurred with such company in connection with promotional materials purchased during the nine-months ended September 30, 2017 and 2016 were $2.0 million and $0.9 million, respectively.

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

We accounted for the AFF Transaction in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations”.  Inventory purchased under the AFF Transaction was recorded at fair value. Raw material cost savings from the AFF Transaction were approximately $27.7 million and $23.3 million in the three-months ended September 30, 2017 and 2016, respectively. Raw material cost savings from the AFF Transaction were approximately $79.7 million and $24.4 million in the nine-months ended September 30, 2017 and 2016, respectively.  Raw material costs savings from the AFF Transaction were minimally realized in the six-months ended June 30, 2016 as the Company’s inventory on hand prior to the AFF Transaction, as well as the inventory acquired in the AFF Transaction which was recorded at fair value, were not recognized through cost of goods sold until the end of the second quarter of 2016.

Distributor Terminations

In accordance with ASC No. 420 “Exit or Disposal Cost Obligations”, we expense distributor termination costs in the period in which the written notification of termination occurs.  We incurred termination costs of $15.9 million and $4.7 million for the three-months ended September 30, 2017 and 2016, respectively, related to the distribution rights transferred to The Coca-Cola Company’s (“TCCC”) distribution network. We incurred termination costs of $35.9 million and $33.4 million for the nine-months ended September 30, 2017 and 2016, respectively, related to the distribution rights transferred to TCCC’s distribution network. Such termination costs have been expensed in full and are included in operating expenses for the three- and nine-months ended September 30, 2017 and 2016.

Overview

We develop, market, sell and distribute energy drink beverages, super sodas and/or concentrates for energy drink beverages, primarily under the following brand names:

• Monster Energy®	• Nalu®
• Monster Rehab®	• NOS®
• Monster Energy Extra Strength Nitrous Technology®	• Full Throttle®
• Java Monster®	• Burn®
• Muscle Monster®	• Mother®
• Mega Monster Energy®	• Ultra®
• Punch Monster®	• Play® and Power Play®
• Juice Monster®	• Gladiator®
• Übermonster®	• Relentless®
• BU®	• Samurai®
• Mutant® Super Soda	• BPM®
• Monster HydroTM	• Monster Energy Ultra®
• Espresso MonsterTM

Our Monster Energy® brand energy drinks, which represented 90.5% and 89.8% of our net sales for the three-months ended September 30, 2017 and 2016, respectively, primarily include the following:

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

•                 Java Monster® Salted Caramel

•                 Mega Monster Energy®

•                 Monster Energy Extra Strength Nitrous Technology® Super Dry™

•                 Monster Energy Extra Strength Nitrous Technology® Anti-Gravity®

•                 M3® Monster Energy® Super Concentrate

•                 Monster Energy Zero Ultra®

•                 Monster Energy Ultra Blue®

•                 Monster Energy Ultra Red®

•                 Monster Energy Ultra Black®

•                 Monster Energy Ultra Sunrise®

•                 Monster Energy Ultra Citron®

•                 Monster Energy Ultra VioletTM

•                 Monster Energy® Valentino Rossi

•                 Übermonster® Energy BrewTM

•                 Monster Energy® Lewis Hamilton 44

•                 Monster Energy® Gronk

•                 Monster Energy® Fury

We have three operating and reportable segments, (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is comprised of the Company’s Monster Energy® drinks, Monster HydroTM energy drinks and Mutant® Super Soda drinks, (ii) Strategic Brands segment (“Strategic Brands”), which is comprised of the various energy drink brands acquired from TCCC in 2015 and (iii) Other segment (“Other”), which is comprised of certain products sold by AFF to independent third-party customers (the “AFF Third-Party Products”).

During the three-months ended September 30, 2017, we continued to expand our existing energy drink portfolio and further develop our distribution markets. During the three-months ended September 30, 2017, we introduced the following product:

•                 Monster Energy® Fury (September 2017)

Subsequent to September 30, 2017, we introduced Espresso MonsterTM espresso + energy and NOS Nitro Mango.

In the normal course of business we discontinue certain products and/or product lines. Those products or product lines discontinued in the three-months ended September 30, 2017, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Our net sales of $909.5 million for the three-months ended September 30, 2017 represented record sales for our third fiscal quarter. The vast majority of our net sales are derived from our Monster Energy® brand energy drinks. Net sales of our Monster Energy® brand energy drinks were $823.4 million for the three-months ended September 30, 2017.  Net sales of our Strategic Brands were $76.6 million for the three-months ended September 30, 2017.

Our Monster Energy® Drinks segment represented 91.0% and 90.1% of our consolidated net sales for the three-months ended September 30, 2017 and 2016, respectively. Our Strategic Brands segment represented 8.4% and 9.2% of our consolidated net sales for the three-months ended September 30, 2017 and 2016, respectively. Our Other segment represented 0.6% and 0.7% of our consolidated net sales for the three-months ended September 30, 2017 and 2016, respectively.

Net changes in foreign currency exchange rates had an unfavorable impact on net sales in the Monster Energy® Drinks segment of approximately $0.4 million for the three-months ended September 30, 2017. Net changes in foreign currency exchange rates had a favorable impact on net sales in the Strategic Brands segment of approximately $1.1 million for the three-months ended September 30, 2017.

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

We believe that one of the keys to success in the beverage industry is differentiation, making our brands and products visually appealing and distinctive from other beverages on the shelves of retailers. We review our products and packaging on an ongoing basis and, where practical, endeavor to make them different and unique. The labels and graphics for many of our products are redesigned from time to time to maximize their visibility and identification, wherever they may be placed in stores, which we continue to reevaluate from time to time.

Our growth strategy includes expanding our international business. Net sales to customers outside the United States amounted to $260.1 million and $190.8 million for the three-months ended September 30, 2017 and 2016, respectively. Such sales were approximately 29% and 24% of net sales for the three-months ended September 30, 2017 and 2016, respectively. Net changes in foreign currency exchange rates had a favorable impact on net sales to customers outside the United States of approximately $0.7 million for the three-months ended September 30, 2017.

Our customers are primarily full service beverage bottlers/distributors, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, food service customers and the military. Percentages of our gross sales to our various customer types for the three- and nine-months ended September 30, 2017 and 2016 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such bottlers/distributors’ sales to their own customers.

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2017	2016	2017	2016
U.S. full service bottlers/distributors	62%	65%	62%	65%
International full service bottlers/distributors	30%	26%	29%	25%
Club stores and mass merchandisers	7%	7%	7%	8%
Retail grocery, specialty chains and wholesalers	1%	1%	1%	1%
Other	0%	1%	1%	1%

Our customers include Coca-Cola Refreshments USA, Inc., Coca-Cola Bottling Company, CCBCC Operations, LLC, United Bottling Contracts Company, LLC, Reyes Coca-Cola Bottling, Great Lakes Coca-Cola Bottling, Coca-Cola Southwest Beverages LLC and certain other TCCC independent bottlers, Coca-Cola European Partners, Coca-Cola Hellenic, Coca-Cola FEMSA, Coca-Cola Amatil, Swire Coca-Cola group in China, COFCO Coca-Cola group in China, Coca-Cola Beverages Africa, Asahi Soft Drinks, Co., Ltd., Kalil Bottling Group, Wal-Mart, Inc. (including Sam’s Club), Costco Wholesale Corporation and select Anheuser-Busch distributors (the “AB Distributors”). TCCC, through certain wholly-owned subsidiaries (the “TCCC Subsidiaries”), accounted for approximately 14% and 41% of our net sales for the three-months ended September 30, 2017 and 2016, respectively. The TCCC Subsidiaries, accounted for approximately 21% and 43% of our net sales for the nine-months ended September 30, 2017 and 2016, respectively. As part of TCCC’s North America Refranchising initiative (the “North America Refranchising”), the territories of certain TCCC Subsidiaries have been transitioned to certain independent/non wholly-owned TCCC bottler/distributors. Accordingly, our percentage of net sales classified as sales to the TCCC Subsidiaries decreased for the three- and nine-months ended September 30, 2017. CCBCC Operations, LLC accounted for approximately 14% and 9% of our net sales for the three-months ended September 30, 2017 and 2016, respectively.  CCBCC Operations, LLC accounted for approximately 13% and 8% of our net sales for the nine-months ended September 30, 2017 and 2016, respectively. A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations.

Results of Operations

The following table sets forth key statistics for the three- and nine-months ended September 30, 2017 and 2016.

(In thousands, except per share amounts)	Three-Months Ended September 30,		Percentage Change	Nine-Months Ended September 30,		Percentage Change
	2017	2016	17 vs. 16	2017	2016	17 vs. 16
Net sales[1]	$909,476	$787,954	15.4%	$2,558,690	$2,295,628	11.5%
Cost of sales	339,767	284,979	19.2%	924,610	851,741	8.6%
Gross profit*[1]	569,709	502,975	13.3%	1,634,080	1,443,887	13.2%

Gross profit as a percentage of net sales[1]	62.6%	63.8%		63.9%	62.9%

Operating expenses[2]	252,337	212,600	18.7%	702,405	610,277	15.1%

Operating expenses as a percentage of net sales	27.7%	27.0%		27.5%	26.6%

Operating income[1,2]	317,372	290,375	9.3%	931,675	833,610	11.8%
Operating income as a percentage of net sales	34.9%	36.9%		36.4%	36.3%

Interest and other income (expense), net	3,996	(1,037)	(485.3%)	2,103	(651)	(423.0%)

Income before provision for income taxes[1,2]	321,368	289,338	11.1%	933,778	832,959	12.1%

Provision for income taxes	102,624	97,695	5.0%	314,422	293,221	7.2%

Income taxes as a percentage of income before taxes	31.9%	33.8%		33.7%	35.2%

Net income[1,2]	$218,744	$191,643	14.1%	$619,356	$539,738	14.8%
Net income as a percentage of net sales	24.1%	24.3%		24.2%	23.5%

Net income per common share:
Basic	$0.39	$0.34	14.8%	$1.09	$0.91	20.1%
Diluted	$0.38	$0.33	15.1%	$1.07	$0.89	20.4%

Case sales (in thousands)
(in 192-ounce case equivalents)	96,184	82,767	16.2%	273,409	242,994	12.5%

¹Includes $11.4 million and $8.4 million for the three-months ended September 30, 2017 and 2016, respectively, related to the recognition of deferred revenue. Includes $31.6 million and $28.6 million for the nine-months ended September 30, 2017 and 2016, respectively, related to the recognition of deferred revenue.

²Includes $15.9 million and $4.7 million for the three-months ended September 30, 2017 and 2016, respectively, of distributor termination costs. Includes $35.9 million and $33.4 million for the nine-months ended September 30, 2017 and 2016, respectively, of distributor termination costs.

*Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses. We include out-bound freight and warehouse costs in operating expenses rather than in cost of sales.

Results of Operations for the Three-Months Ended September 30, 2017 Compared to the Three-Months Ended September 30, 2016.

Net Sales. Net sales were $909.5 million for the three-months ended September 30, 2017, an increase of approximately $121.5 million, or 15.4% higher than net sales of $788.0 million for the three-months ended September 30, 2016. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $116.0 million of the overall increase in net sales. Net sales of our Monster Energy® brand energy drinks increased partially due to increased sales by volume as a result of increased domestic and international consumer demand.  Net sales of our Strategic Brands were $76.6 million for the three-months ended September 30, 2017, an increase of $4.4 million, or 6.2% higher than net sales of $72.1 million for the three-months ended September 30, 2016. Net sales of our AFF Third-Party Products were $5.2 million for the three-months ended September 30, 2017, a decrease of $0.5 million, or 8.5% lower than net sales of $5.7 million for the three-months ended September 30, 2016. No other individual product line contributed either a material increase or decrease to net sales for the three-months ended September 30, 2017.

Net changes in foreign currency exchange rates had an unfavorable impact on net sales in the Monster Energy® Drinks segment of approximately $0.4 million for the three-months ended September 30, 2017. Net changes in foreign currency exchange rates had a favorable impact on net sales in the Strategic Brands segment of approximately $1.1 million for the three-months ended September 30, 2017.

Case sales, in 192-ounce case equivalents, were 96.2 million cases for the three-months ended September 30, 2017, an increase of approximately 13.4 million cases, or 16.2% higher than case sales of 82.8 million cases for the three-months ended September 30, 2016. The overall average net sales per case (excluding net sales of AFF Third-Party Products of $5.2 million and $5.7 million for the three-months ended September 30, 2017 and 2016, respectively, as these sales do not have unit case equivalents) decreased to $9.40 for the three-months ended September 30, 2017, which was 0.5% lower than the average net sales per case of $9.45 for the three-months ended September 30, 2016. The lower average net sales price per case was primarily attributable to the changes in geographic sales mix.

Net sales for the Monster Energy® Drinks segment were $827.7 million for the three-months ended September 30, 2017, an increase of approximately $117.6 million, or 16.6% higher than net sales of $710.1 million for the three-months ended September 30, 2016.

Net sales for the Strategic Brands segment were $76.6 million for the three-months ended September 30, 2017, an increase of approximately $4.4 million, or 6.2% higher than net sales of $72.1 million for the three-months ended September 30, 2016.

Net sales for the Other segment were $5.2 million for the three-months ended September 30, 2017, a decrease of approximately $0.5 million, or 8.5% lower than net sales of $5.7 million for the three-months ended September 30, 2016.

Gross Profit.  Gross profit was $569.7 million for the three-months ended September 30, 2017, an increase of approximately $66.7 million, or 13.3% higher than the gross profit of $503.0 million for the three-months ended September 30, 2016. Gross profit as a percentage of net sales decreased to 62.6% for the three-months ended September 30, 2017 from 63.8% for the three-months ended September 30, 2016.  The increase in gross profit dollars was primarily the result of the $116.0 million increase in net sales of our Monster Energy® brand energy drinks. The decrease in gross profit as a percentage of net sales was primarily attributable to geographical sales mix (our foreign operations generally have lower gross profit margins), as well as to product sales mix and increases in other costs.

Operating Expenses.  Total operating expenses were $252.3 million for the three-months ended September 30, 2017, an increase of approximately $39.7 million, or 18.7% higher than total operating expenses of $212.6 million for the three-months ended September 30, 2016. The increase in operating expenses was primarily due to increased expenditures of $11.2 million associated with distributor terminations, increased expenditures of $9.0 million for sponsorships and endorsements, increased payroll expenses of $6.5 million (of which $1.1 million was related to an increase in stock-based compensation), increased out-bound freight and warehouse costs of $4.7 million, increased expenditures of $4.4 million for commissions, increased expenditures of $4.3 million for merchandise displays and increased expenditures of $4.2 million for allocated trade development. The increase in operating expenses was partially offset by decreased expenditures of $5.1 million for professional service fees, including legal and accounting costs.

Contribution Margin.  Contribution margin for the Monster Energy® Drinks segment was $333.2 million for the three-months ended September 30, 2017, an increase of approximately $24.7 million, or 8.0% higher than contribution margin of $308.5 million for the three-months ended September 30, 2016. The increase in contribution margin for the Monster Energy® Drinks segment was primarily the result of the $116.0 million increase in net sales of our Monster Energy® brand energy drinks, partially offset by increased expenditures of $11.2 million associated with distributor terminations.

Contribution margin for the Strategic Brands segment was $42.7 million for the three-months ended September 30, 2017, an increase of approximately $2.6 million, or 6.5% higher than contribution margin of $40.1 million for the three-months ended September 30, 2016. The increase in contribution margin for the Strategic Brands segment was primarily due to an increase in net sales.

Contribution margin for the Other segment was $1.5 million for the three-months ended September 30, 2017, an increase of approximately $0.3 million, or 22.3% higher than contribution margin of $1.2 million for the three-months ended September 30, 2016.

Operating Income.  Operating income was $317.4 million for the three-months ended September 30, 2017, an increase of approximately $27.0 million, or 9.3% higher than operating income of $290.4 million for the three-months ended September 30, 2016. Operating income as a percentage of net sales decreased to 34.9% for the three-months ended September 30, 2017 from 36.9% for the three-months ended September 30, 2016. The decrease in operating income as a percentage of net sales was primarily due to decrease in gross profit as a percentage of nets sales as well as increased expenditures of $11.2 million associated with distributor terminations. Operating income was $41.9 million and $22.0 million for the three-months ended September 30, 2017 and 2016, respectively, in connection with our operations in Africa, Asia, Australia, Europe, the Middle East and South America.

Interest and Other Income (Expense), net.  Interest and other non-operating income (expense), net, was $4.0 million for the three-months ended September 30, 2017, as compared to interest and other non-operating income (expense), net of ($1.0) million for the three-months ended September 30, 2016. Foreign currency transaction gains (losses) were $1.8 million and ($1.5) million for the three-months ended September 30, 2017 and 2016, respectively. Interest income was $2.3 million and $0.4 million for the three-months ended September 30, 2017 and 2016, respectively.

Provision for Income Taxes.  Provision for income taxes was $102.6 million for the three-months ended September 30, 2017, an increase of $4.9 million, or 5.0% higher than the provision for income taxes of $97.7 million for the three-months ended September 30, 2016. The effective combined federal, state and foreign tax rate decreased to 31.9% from 33.8% for the three-months ended September 30, 2017 and 2016, respectively. The decrease in the effective tax rate was primarily due to the increase in profits earned by foreign subsidiaries in lower tax jurisdictions relative to the United States.

Net Income.  Net income was $218.7 million for the three-months ended September 30, 2017, an increase of $27.1 million, or 14.1% higher than net income of $191.6 million for the three-months ended September 30, 2016. The increase in net income was primarily due to the $66.7 million increase in gross profit. The increase in net income was partially offset by the $39.7 million increase in operating expenses, of which $11.2 million was attributable to an increase in distributor termination expenses.

Results of Operations for the Nine-Months Ended September 30, 2017 Compared to the Nine-Months Ended September 30, 2016.

Net Sales. Net sales were $2,558.7 million for the nine-months ended September 30, 2017, an increase of approximately $263.1 million, or 11.5% higher than net sales of $2,295.6 million for the nine-months ended September 30, 2016. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $229.5 million of the overall increase in net sales. Net sales of our Monster Energy® brand energy drinks increased partially due to increased sales by volume as a result of increased domestic and international consumer demand. Net sales of our Strategic Brands were $230.3 million for the nine-months ended September 30, 2017, an increase of $22.3 million, or 10.7% higher than net sales of $208.0 million for the nine-months ended September 30, 2016. Net sales of our AFF Third-Party Products were $16.9 million for the nine-months ended September 30, 2017, an increase of $4.8 million, or 39.5% higher than net sales of $12.1 million (effectively from April 1, 2016 to September 30, 2016) for the nine-months ended September 30, 2016. No other individual product line contributed either a material increase or decrease to net sales for the nine-months ended September 30, 2017.

Net changes in foreign currency exchange rates had an unfavorable impact on net sales in the Monster Energy® Drinks segment of approximately $13.4 million for the nine-months ended September 30, 2017. Net changes in foreign currency exchange rates had a favorable impact on net sales in the Strategic Brands segment of approximately $2.2 million for the nine-months ended September 30, 2017.

Case sales, in 192-ounce case equivalents, were 273.4 million cases for the nine-months ended September 30, 2017, an increase of approximately 30.4 million cases or 12.5% higher than case sales of 243.0 million cases for the nine-months ended September 30, 2016. The overall average net sales per case (excluding net sales of AFF Third-Party Products of $16.9 million and $12.1 million for the nine-months ended September 30, 2017 and 2016, respectively, as these sales do not have unit case equivalents) decreased to $9.30 for the nine-months ended September 30, 2017, which was 1.1% lower than the average net sales per case of $9.40 for the nine-months ended September 30, 2016. The lower average net sales price per case was primarily attributable to the changes in geographic sales mix.

Net sales for the Monster Energy® Drinks segment were $2,311.5 million for the nine-months ended September 30, 2017, an increase of approximately $236.0 million, or 11.4% higher than net sales of $2,075.5 million for the nine-months ended September 30, 2016.

Net sales for the Strategic Brands segment were $230.3 million for the nine-months ended September 30, 2017, an increase of approximately $22.3 million, or 10.7% higher than net sales of $208.0 million for the nine-months ended September 30, 2016.

Net sales for the Other segment were $16.9 million for the nine-months ended September 30, 2017, an increase of approximately $4.8 million, or 39.5% higher than net sales of $12.1 million (effectively from April 1, 2016 to September 30, 2016) for the nine-months ended September 30, 2016.

Gross Profit.  Gross profit was $1,634.1 million for the nine-months ended September 30, 2017, an increase of approximately $190.2 million, or 13.2% higher than the gross profit of $1,443.9 million for the nine-months ended September 30, 2016. Gross profit as a percentage of net sales increased to 63.9% for the nine-months ended September 30, 2017 from 62.9% for the nine-months ended September 30, 2016.  The increase in gross profit dollars was primarily the result of the $229.5 million increase in net sales of our Monster Energy® brand energy drinks as well as an approximately $55.2 million increase in raw material cost savings for the nine-months ended September 30, 2017 from the AFF Transaction. The increase in gross profit as a percentage of net sales was primarily attributable to raw material cost savings from the AFF Transaction and changes in domestic product sales mix, which were partially offset by geographical sales mix (our foreign operations generally have lower gross profit margins) and increases in other costs.

Operating Expenses.  Total operating expenses were $702.4 million for the nine-months ended September 30, 2017, an increase of approximately $92.1 million, or 15.1% higher than total operating expenses of $610.3 million for the nine-months ended September 30, 2016. The increase in operating expenses was primarily due to increased payroll expenses of $29.6 million (of which $5.5 million was related to an increase in stock-based compensation), increased expenditures of $22.9 million for sponsorships and endorsements, increased expenditures of $13.7 million for commissions, increased expenditures of $7.8 million for allocated trade development, increased expenditures of $6.0 million for merchandise displays and increased out-bound freight and warehouse costs of $5.5 million.  The increase in operating expenses was partially offset by decreased expenditures of $13.8 million for professional service fees, including legal and accounting costs.

Contribution Margin.  Contribution margin for the Monster Energy® Drinks segment was $968.9 million for the nine-months ended September 30, 2017, an increase of approximately $94.0 million, or 10.7% higher than contribution margin of $874.8 million for the nine-months ended September 30, 2016. The increase in contribution margin for the Monster Energy® Drinks segment was primarily the result of the $229.5 million increase in net sales of our Monster Energy® brand energy drinks as well an approximately $55.2 million increase in raw material cost savings for the nine-months ended September 30, 2017 from the AFF Transaction.

Contribution margin for the Strategic Brands segment was $137.9 million for the nine-months ended September 30, 2017, an increase of approximately $10.8 million, or 8.5% higher than contribution margin of $127.2 million for the nine-months ended September 30, 2016. The increase in contribution margin for the Strategic Brands segment was primarily due to an increase in net sales.

Contribution margin for the Other segment was $4.6 million for the nine-months ended September 30, 2017, an increase of approximately $3.1 million, or 200.1% higher than contribution margin of $1.5 million for the nine-months ended September 30, 2016.

Operating Income.  Operating income was $931.7 million for the nine-months ended September 30, 2017, an increase of approximately $98.1 million, or 11.8% higher than operating income of $833.6 million for the nine-months ended September 30, 2016. Operating income as a percentage of net sales increased to 36.4% for the nine-months ended September 30, 2017 from 36.3% for the nine-months ended September 30, 2016. Operating income was $119.3 million and $76.9 million for the nine-months ended September 30, 2017 and 2016, respectively, in connection with our operations in Africa, Asia, Australia, Europe, the Middle East and South America.

Interest and Other Income (Expense), net.  Interest and other non-operating income (expense), net, was $2.1 million for the nine-months ended September 30, 2017, as compared to interest and other non-operating income (expense), net of ($0.7) million for the nine-months ended September 30, 2016. Foreign currency transaction losses were $2.0 million and $4.3 million for the nine-months ended September 30, 2017 and 2016, respectively. Interest income was $4.5 million and $3.5 million for the nine-months ended September 30, 2017 and 2016, respectively.

Provision for Income Taxes.  Provision for income taxes was $314.4 million for the nine-months ended September 30, 2017, an increase of $21.2 million, or 7.2% higher than the provision for income taxes of $293.2 million for the nine-months ended September 30, 2016. The effective combined federal, state and foreign tax rate decreased to 33.7% from 35.2% for the nine-months ended September 30, 2017 and 2016, respectively. The decrease in the effective tax rate was primarily due to the increase in profits earned by foreign subsidiaries in lower tax jurisdictions relative to the United States as well as the increase in equity compensation deductions.

Net Income.  Net income was $619.4 million for the nine-months ended September 30, 2017, an increase of $79.6 million, or 14.8% higher than net income of $539.7 million for the nine-months ended September 30, 2016. The increase in net income was primarily due to the $190.2 million increase in gross profit. The increase in net income was partially offset by the increase in operating expenses of $92.1 million.

Non-GAAP Financial Measures

Gross Sales**.  Gross sales were $1,042.0 million for the three-months ended September 30, 2017, an increase of approximately $128.8 million, or 14.1% higher than gross sales of $913.3 million for the three-months ended September 30, 2016. The increase in gross sales of our Monster Energy® brand energy drinks represented approximately $120.9 million of the overall increase in gross sales. Gross sales of our Monster Energy® brand energy drinks increased partially due to increased sales by volume as a result of increased domestic and international consumer demand. Gross sales of our Strategic Brands were $80.7 million for the three-months ended September 30, 2017, an increase of $3.6 million, or 4.7% higher than gross sales of $77.1 million for the three-months ended September 30, 2016. Gross sales of our AFF Third-Party Products were $5.2 million for the three-months ended September 30, 2017, a decrease of $0.5 million, or 8.5% lower than gross sales of $5.7 million for the three-months ended September 30, 2016. No other individual product line contributed either a material increase or decrease to net sales for the three-months ended September 30, 2017. Promotional and other allowances, as described in the footnote below, were $132.6 million for the three-months ended September 30, 2017, an increase of $7.2 million, or 5.8% higher than promotional and other allowances of $125.3 million for the three-months ended September 30, 2016. Promotional and other allowances as a percentage of gross sales decreased to 12.7% from 13.7% for the three-months ended September 30, 2017 and 2016, respectively.

Net changes in foreign currency exchange rates had an unfavorable impact on gross sales in the Monster Energy® Drinks segment of approximately $0.8 million for the three-months ended September 30, 2017. Net changes in foreign currency exchange rates had a favorable impact on gross sales in the Strategic Brands segment of approximately $1.1 million for the three-months ended September 30, 2017.

Gross Sales**.  Gross sales were $2,926.6 million for the nine-months ended September 30, 2017, an increase of approximately $289.9 million, or 11.0% higher than gross sales of $2,636.6 million for the nine-months ended September 30, 2016. The increase in gross sales of our Monster Energy® brand energy drinks represented approximately $256.4 million of the overall increase in gross sales. Gross sales of our Monster Energy® brand energy drinks increased partially due to increased sales by volume as a result of increased domestic and international consumer demand.  Gross sales of our Strategic Brands were $244.0 million for the nine-months ended September 30, 2017, an increase of $18.5 million, or 8.2% higher than gross sales of $225.5 million for the nine-months ended September 30, 2016. Gross sales of our AFF Third-Party Products were $16.9 million for the nine-months ended September 30, 2017, an increase of $4.6 million, or 37.5% higher than gross sales of $12.3 million for the nine-months ended September 30, 2016. No other individual product line contributed either a material increase or decrease to net sales for the nine-months ended September 30, 2017. Promotional and other allowances, as described in the footnote below, were $367.9 million for the nine-months ended September 30, 2017, an increase of $26.9 million, or 7.9% higher than promotional and other allowances of $341.0 million for the nine-months ended September 30, 2016. Promotional and other allowances as a percentage of gross sales decreased to 12.6% from 12.9% for the nine-months ended September 30, 2017 and 2016, respectively.

Net changes in foreign currency exchange rates had an unfavorable impact on gross sales in the Monster Energy® Drinks segment of approximately $19.7 million for the nine-months ended September 30, 2017. Net changes in foreign currency exchange rates had a favorable impact on gross sales in the Strategic Brands segment of approximately $2.2 million for the nine-months ended September 30, 2017.

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

The following table reconciles the non-GAAP financial measure of gross sales with the most directly comparable GAAP financial measure of net sales:

(In thousands)	Three-Months Ended September 30,		Percentage Change	Nine-Months Ended September 30,		Percentage Change
	2017	2016	17 vs. 16	2017	2016	17 vs. 16
Gross sales, net of discounts and returns	$1,042,046	$913,277	14.1%	$2,926,564	$2,636,631	11.0%
Less: Promotional and other allowances***	132,570	125,323	5.8%	367,874	341,003	7.9%
Net Sales	$909,476	$787,954	15.4%	$2,558,690	$2,295,628	11.5%

***Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the presentation thereof does not conform with GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances primarily include consideration given to the Company’s bottlers/distributors or retail customers including, but not limited to the following: (i) discounts granted off list prices to support price promotions to end-consumers by retailers; (ii) reimbursements given to the Company’s bottlers/distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (iii) the Company’s agreed share of fees given to bottlers/distributors and/or directly to retailers for advertising, in-store marketing and promotional activities; (iv) the Company’s agreed share of slotting, shelf space allowances and other fees given directly to retailers; (v) incentives given to the Company’s bottlers/distributors and/or retailers for achieving or exceeding certain predetermined sales goals; (vi) discounted or free products; (vii) contractual fees given to the Company’s bottlers/distributors related to sales made by the Company direct to certain customers that fall within the bottler’s/distributors’ sales territories; and (viii) commissions paid to our customers. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. Promotional and other allowances constitute a material portion of our marketing activities. The Company’s promotional allowance programs with its numerous bottlers/distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year. The primary drivers of our promotional and other allowance activities for the three- and nine-months ended September 30, 2017 and 2016 were (i) to increase sales volume and trial, (ii) to address market conditions, and (iii) to secure shelf and display space at retail.

Liquidity and Capital Resources

Cash flows provided by operating activities.  Cash provided by operating activities was $790.1 million for the nine-months ended September 30, 2017, as compared with cash provided by operating activities of $420.7 million for the nine-months ended September 30, 2016.

For the nine-months ended September 30, 2017, cash provided by operating activities was primarily attributable to net income earned of $619.4 million and adjustments for certain non-cash expenses, consisting of $39.3 million of stock-based compensation and $35.1 million of depreciation and other amortization. For the nine-months ended September 30, 2017, cash provided by operating activities also increased due to a $125.0 million decrease in the TCCC Transaction receivables, a $42.1 million increase in accrued promotional allowances, a $24.7 million increase in accounts payable, a $24.2 million decrease in prepaid income taxes, a $15.9 million increase in accrued liabilities and a $7.4 million increase in accrued distributor terminations. For the nine-months ended September 30, 2017, cash used in operating activities was primarily attributable to a $70.9 million increase in accounts receivable, a $46.7 million increase in inventories, a $12.5 million decrease in deferred revenue, a $9.2 million increase in prepaid expenses and other current assets, a $4.1 million decrease in income taxes payable and a $3.2 million decrease in accrued compensation.

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

Cash flows used in investing activities. Cash used in investing activities was $483.4 million for the nine-months ended September 30, 2017 as compared to cash used in investing activities of $266.7 million for the nine-months ended September 30, 2016.

For the nine-months ended September 30, 2017, cash used in investing activities was primarily attributable to purchases of available-for-sale investments. For the nine-months ended September 30, 2016, cash used in investing activities was primarily attributable to the purchase of AFF as well as purchases of held-to-maturity investments. For the nine-months ended September 30, 2017, cash provided by investing activities was primarily attributable to sales of available-for-sale investments. For the nine-months ended September 30, 2016, cash provided by investing activities was primarily attributable to maturities of held-to-maturity investments. For both the nine-months ended September 30, 2017 and 2016, cash used in investing activities also included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, real property, computer software, equipment used for sales and administrative activities, certain leasehold improvements and improvements to real property. We expect to continue to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, leasehold improvements, the acquisition of capital equipment (specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products and to develop our brand in international markets), the completion of the construction of our new warehouse and for other corporate purposes. From time to time, we may also use cash to purchase additional real property related to our beverage business and/or acquire compatible businesses.

Cash flows used in financing activities.  Cash used in financing activities was $224.3 million for the nine-months ended September 30, 2017 as compared to cash used in financing activities of $1,993.6 million for the nine-months ended September 30, 2016. The cash flows used in financing activities for both the nine-months ended September 30, 2017 and 2016 was primarily the result of the repurchases of our common stock. The cash flows provided by financing activities for both the nine-months ended September 30, 2017, and 2016 was primarily attributable to the issuance of our common stock.

Purchases of inventories, increases in accounts receivable and other assets, acquisition of property and equipment (including real property, personal property and coolers), leasehold improvements, advances for or the purchase of equipment for our bottlers, acquisition and maintenance of trademarks, payments of accounts payable, income taxes payable and purchases of our common stock are expected to remain our principal recurring use of cash.

Cash and cash equivalents, short-term and long-term investments.  At September 30, 2017, we had $465.6 million in cash and cash equivalents and $637.4 million in short and long-term investments. We have historically invested these amounts in U.S. Treasury bills, U.S. government agency securities and municipal securities, commercial paper, certificates of deposit, variable rate demand notes and money market funds meeting certain criteria. We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical organizations) in selecting and maintaining our investments. We regularly assess market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Of our $465.6 million of cash and cash equivalents held at September 30, 2017, $268.8 million was held by our foreign subsidiaries. No short-term or long-term investments were held by our foreign subsidiaries at September 30, 2017. We do not intend, nor do we foresee a need, to repatriate undistributed earnings of our foreign subsidiaries other than to repay certain intercompany debt owed to our U.S. operations. Under current tax laws, if funds in excess of intercompany amounts owed were repatriated to our U.S. operations we would be required to accrue and pay additional income taxes on such excess funds at the tax rates then in effect.

We believe that cash available from operations, including our cash resources and access to credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of capital assets, purchases of equipment and properties, purchases of shares of our common stock and the completion of the construction of our new warehouse, through at least the next 12 months. Based on our current plans, at this time we estimate that capital expenditures, including the purchases of real property, are likely to be less than $100.0 million through September 30, 2018. However, future business opportunities may cause a change in this estimate.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of September 30, 2017:

	Payments due by period (in thousands)
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Contractual Obligations[1]	$126,008	$75,522	$41,512	$8,974	$-
Capital Leases	1,231	1,231	-	-	-
Operating Leases	17,428	3,147	3,528	3,279	7,474
Purchase Commitments[2]	28,118	28,118	-	-	-
Construction Contract[3]	6,150	6,150	-	-	-
	$178,935	$114,168	$45,040	$12,253	$7,474

1Contractual obligations include our obligations related to sponsorships and other commitments.

2Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms, but are generally satisfied within one year.

3In September 2016, the Company completed its acquisition of approximately 49 acres of land, located in Rialto, CA, for a purchase price of approximately $39.1 million. The Company is constructing an approximately 1,000,000 square-foot building (the “Rialto Warehouse”), which it anticipates will be LEED certified, to replace its current leased warehouse and distribution facilities located in Corona, CA. The Company entered into an approximately $38.1 million guaranteed maximum price construction contract for the construction of the building, of which $6.2 million remained outstanding as of September 30, 2017. During the three-months ended September 30, 2017, the Company commenced its transition to the Rialto Warehouse and estimates that it will be fully operational by December 31, 2017.

In addition, approximately $6.5 million of unrecognized tax benefits have been recorded as liabilities as of September 30, 2017. It is expected that the amount of unrecognized tax benefits will not significantly change within the next 12 months. As of September 30, 2017, we had $1.2 million of accrued interest and penalties related to unrecognized tax benefits.

Sales

The table below discloses selected quarterly data regarding sales for the three- and nine-months ended September 30, 2017 and 2016, respectively.  Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

Sales of beverages are expressed in unit case volume.  A “unit case” means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings).  Unit case volume means the number of unit cases (or unit case equivalents) of finished products or concentrates as if converted into finished products sold by us.

Our quarterly results of operations reflect seasonal trends that are primarily the result of increased demand in the warmer months of the year. It has been our experience that beverage sales tend to be lower during the first and fourth quarters of each calendar year. However, our experience with our energy drink products suggests they may be less seasonal than the seasonality of traditional beverages. In addition, our continued growth internationally may further reduce the impact of seasonality on our business. Quarterly fluctuations may also be affected by other factors including the introduction of new products, the opening of new markets where temperature fluctuations are more pronounced, the addition of new bottlers, customers and distributors, changes in the sales mix of our products and changes in advertising and promotional expenses.

(In thousands, except average	Three-Months Ended		Nine-Months Ended
net sales per case)	September 30,		September 30,
	2017	2016	2017	2016
Net sales[1]	$909,476	$787,954	$2,558,690	$2,295,628
Less: AFF third-party sales	(5,200)	(5,686)	(16,914)	(12,127)
Adjusted net sales[2]	$904,276	$782,268	$2,541,776	$2,283,501
Case sales by segment:
Monster Energy® Drinks	78,330	66,870	220,433	192,887
Strategic Brands	17,854	15,897	52,976	50,107
Other[2]	-	-	-	-
Total case sales	96,184	82,767	273,409	242,994
Average net sales per case	$9.40	$9.45	$9.30	$9.40

1Includes $11.4 million and $8.4 million for the three-months ended September 30, 2017 and 2016, respectively, related to the recognition of deferred revenue. Includes $31.6 million and $28.6 million for the nine-months ended September 30, 2017 and 2016, respectively, related to the recognition of deferred revenue.

2Excludes Other segment net sales of $5.2 million and $5.7 million for the three-months ended September 30, 2017 and 2016, respectively, comprised of net sales of AFF Third-Party Products to independent third-party customers as these sales do not have unit case equivalents. Excludes Other segment net sales of $16.9 million and $12.1 million for the nine-months ended September 30, 2017 and 2016, respectively, comprised of sales of AFF Third-Party Products to independent third-party customers as these sales do not have unit case equivalents.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes previous revenue recognition guidance. ASU No. 2014-09 requires that a company recognize revenue at an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring goods or services to a customer. In applying the new guidance, a company will (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the contract’s performance obligations; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 was to be effective for reporting periods beginning after December 15, 2016.  However, on July 9, 2015, the FASB voted to approve a one-year deferral of the effective date. This new guidance is effective for the Company beginning January 1, 2018 and can be adopted using either a full retrospective or modified approach. The Company has made significant progress in its evaluation of the amended revenue recognition guidance in Topic 606, however, such evaluation has yet to progress to a stage where there is sufficient information for a preliminary position of the impact on the Company’s consolidated financial statements. Therefore, the Company is unable at this time to provide (i) qualitative financial statement disclosures of the potential impact that this standard will have on its financial statements when adopted, (ii) a description of the effects of the accounting policies it expects to apply, (iii) a comparison to its current revenue recognition policies and (iv) a method for adoption. The Company’s expects to complete its evaluation by December 15, 2017.

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
•

The effect of TCCC’s refranchising initiative to transition from a TCCC owned system to an independent/non-wholly owned bottling system, including our ability to maintain relationships with the bottler/distributors;

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

•	The outcome of any other litigation;
•	Unfavorable resolution of tax matters;
•	Uncertainty and volatility in the domestic and global economies;
•	Our ability to address any significant deficiencies or material weakness in our internal controls over financial reporting;

•	Our ability to continue to generate sufficient cash flows to support our expansion plans and general operating activities;
•

Decreased demand for our products resulting from changes in consumer preferences, obesity and other perceived health concerns, including concerns relating to certain ingredients in our products or packaging, product safety concerns and/or from decreased consumer discretionary spending power;

•	Changes in demand that are weather related and/or for other reasons, including changes in product category consumption;
•	The impact on our business of competitive products and pricing pressures and our ability to gain or maintain our share of sales in the marketplace as a result of actions by competitors;
•	Our ability to introduce new products;
•	An inability to achieve volume growth through product and packaging initiatives;
•	Our ability to sustain the current level of sales and/or achieve growth for our Monster Energy® brand energy drinks and/or our other products, including the Strategic Brands acquired from TCCC;
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
•

The effectiveness of sales and/or marketing efforts by us and/or by the full service bottlers/distributors of our products, most of whom distribute products that may be regarded as competitive with our products;

•

Unilateral decisions by full service bottlers/distributors, convenience chains, grocery chains, mass merchandisers, specialty chain stores, club stores and other customers to discontinue carrying all or any of our products that they are carrying at any time, restrict the range of our products they carry and/or devote less resources to the sale of our products;

•	The effects of retailer consolidation on our business;
•	The costs and/or effectiveness, now or in the future, of our advertising, marketing and promotional strategies;
•	The success of our sports marketing endeavors both domestically and internationally;
•	Unforeseen economic and political changes and local or international catastrophic events;
•	Possible recalls of our products and/or defective production;
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three-months ended September 30, 2017 compared with the disclosures in Part II, Item 7A of our Form 10-K.

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

Changes in Internal Control Over Financial Reporting — There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 28, 2017, the Company’s Board of Directors authorized a new share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “February 2017 Repurchase Plan”). During the three-months ended September 30, 2017, the Company purchased 4.5 million shares of common stock at an average purchase price of $54.91 per share, for a total amount of $248.8 million (excluding broker commissions), under the February 2017 Repurchase Plan.

The following tabular summary reflects the Company’s repurchase activity during the quarter ended September 30. 2017.

Period	Total Number of Shares Purchased	Average Price per Share¹	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands)²
Jul 1 - Jul 31	-	$-	-	$500,000
Aug 1 - Aug 31	902,683	$54.53	902,683	$450,760
Sept 1 - Sept 30	3,629,075	$55.00	4,531,758	$251,107
Total	4,531,758

¹Excluding broker commissions paid.

²Net of broker commissions paid.

During the three-months ended September 30, 2017, 892 shares were purchased from employees in lieu of cash payments for options exercised or withholding taxes due, for a total amount of $0.05 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs.

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

101*

The following financial information from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Income for the three- and nine-months ended September 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the three- and nine-months ended September 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the nine-months ended September 30, 2017 and 2016, and (v) the Notes to Condensed Consolidated Financial Statements.

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION
Registrant

Date: November 8, 2017	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors
and Chief Executive Officer