Form 10-K
period 2017-12-31
Monster Beverage Corp
filed 2018-03-01
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)     Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $25,779,806,546 computed by reference to the closing sale price for such stock on the NASDAQ Global Select Market on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock, $0.005 par value per share (being the only class of common stock of the registrant), outstanding on February 12, 2018 was 566,402,748 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Commission pursuant to Regulation 14A in connection with the registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2018.

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

Reportable Segments

We have three operating and reportable segments, (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is comprised of our Monster Energy® drinks, Monster Hydro® energy drinks and Mutant® Super Soda drinks, (ii) Strategic Brands segment (“Strategic Brands”), which is comprised of the various energy drink brands acquired from The Coca-Cola Company (“TCCC”) in 2015 (the “TCCC Transaction”) (see Note 2 “Acquisitions and Divestitures” in the notes to the consolidated financial statements) and (iii) Other segment (“Other”), the principal products of which include the non-energy brands disposed of as a result of the TCCC Transaction (effectively from January 1, 2015 to June 12, 2015), as well as certain products, acquired as part of our American Fruits & Flavors (“AFF”) asset acquisition in 2016 (the “AFF Transaction”) (see Note 2 “Acquisitions and Divestitures” in the notes to the consolidated financial statements), that are sold by AFF to independent third-party customers (the “AFF Third-Party Products”) (effectively from April 1, 2016). Corporate and unallocated amounts that do not specifically relate to a reportable segment have been allocated to “Corporate and Unallocated.” Our Monster Energy® Drinks segment represented 90.5%, 90.5% and 92.5% of our consolidated net sales for the years ended December 31, 2017, 2016 and 2015, respectively. Our Strategic Brands segment represented 8.9%, 8.9%, 5.3% of our consolidated net sales for the years ended December 31, 2017, 2016 and 2015 (effectively from June 13, 2015). Our Other segment represented 0.6%, 0.6% and 2.2% of our consolidated net sales for the years ended December 31, 2017, 2016 and 2015, respectively.

Our Monster Energy® Drinks segment generates net operating revenues by selling ready-to-drink packaged energy drinks primarily to bottlers and full service beverage distributors. In some cases, we sell directly to retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, drug stores, food service customers and the military.

Our Strategic Brands segment primarily generates net operating revenues by selling “concentrates” and/or “beverage bases” to authorized bottling and canning operations. Such bottlers generally combine the concentrates and/or beverage bases with sweeteners, water and other ingredients to produce ready-to-drink packaged energy drinks. The ready-to-drink packaged energy drinks are then sold to other bottlers and full service distributors and to retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, food service customers, drug stores and the military. To a lesser extent, our Strategic Brands segment generates net operating revenues by selling ready-to-drink packaged energy drinks to bottlers and full service beverage distributors.

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

Overview

We develop, market, sell and distribute energy drink beverages, sodas and/or concentrates for energy drink beverages, primarily under the following brand names:

• Monster Energy®	• NOS®
• Monster Energy Ultra®	• Full Throttle®
• Monster Rehab®	• Burn®
• Monster Energy Extra Strength Nitrous Technology®	• Mother®
• Java Monster®	• Nalu®
• Muscle Monster®	• Ultra Energy®
• Espresso MonsterTM	• Play® and Power Play(stylized)®
• Punch Monster®	• Relentless®
• Juice Monster®	• BPM®
• Übermonster®	• BU®
• Monster Hydro®	• Gladiator®
• Caffé MonsterTM	• Samurai®
• Mutant® Super Soda

Our Monster Energy® brand energy drinks, which represented 90.1%, 90.1% and 92.5% of our net sales for the years ended December 31, 2017, 2016 and 2015, respectively, primarily include the following energy drinks1:

• Monster Energy®	• Java Monster® Kona Blend
• Lo-Carb Monster Energy®	• Java Monster® Loca Moca®
• Monster Assault®	• Java Monster® Mean Bean®
• Monster Energy Absolutely Zero®	• Java Monster® Vanilla Light
• Juice Monster® Khaos®	• Java Monster® Irish Blend®
• Juice Monster® Ripper®	• Java Monster® Salted Caramel
• Juice Monster® Pipeline Punch®	• ÜbermonsterTM Energy BrewTM
• Juice Monster® Mango Loco • Monster Energy® Import	• Monster Energy Extra Strength Nitrous Technology® Super Dry™
• Monster Energy® Export • Punch Monster® Baller’s Blend® (formerly Dub Edition)	• Monster Energy Extra Strength Nitrous Technology® Anti-Gravity®
• Punch Monster® Mad Dog (formerly Dub Edition) • Monster Rehab® Tea + Lemonade + Energy	• M3(stylized)® Monster Energy® Super Concentrate
• Monster Rehab® Raspberry Tea + Energy (formerly Rojo)	• Monster Energy Zero Ultra®
• Monster Rehab® Green Tea + Energy	• Monster Energy Ultra Blue®
• Monster Rehab® Tea + Orangeade + Energy	• Monster Energy Ultra Red®
• Monster Rehab® Tea + Pink Lemonade + Energy	• Monster Energy Ultra Black®
• Monster Rehab® Peach Tea + Energy	• Monster Energy Ultra Sunrise®
• Muscle Monster® Vanilla	• Monster Energy Ultra Citron®
• Muscle Monster® Chocolate	• Monster Energy Ultra Violet®
• Monster Hydro® Mean Green®	• Monster Energy® Valentino Rossi
• Monster Hydro® Manic Melon®	• Monster Energy® Lewis Hamilton 44
• Monster Hydro® Tropical Thunder®	• Monster Energy® Gronk
• Espresso MonsterTM Espresso and Cream	• Monster Energy® Fury
• Espresso MonsterTM Vanilla Espresso

1Discontinued products have been omitted.

Industry Overview

The “alternative” beverage category combines non-carbonated, ready-to-drink iced teas, lemonades, juice cocktails, single-serve juices and fruit beverages, ready-to-drink dairy and coffee drinks, energy drinks, sports drinks and single-serve still waters (flavored, unflavored and enhanced) with “new age” beverages, including sodas that are considered natural, sparkling juices and flavored sparkling beverages. According to Beverage Marketing Corporation, domestic U.S. wholesale sales in 2017 for the “alternative” beverage category of the market are estimated at approximately $52.6 billion, representing an increase of approximately 5.6% over estimated domestic U.S. wholesale sales in 2016 of approximately $49.8 billion.

Acquisitions and Divestitures

On April 1, 2016, we completed the AFF Transaction resulting in our acquisition of flavor supplier and long-time business partner AFF, in an asset acquisition that brought our primary flavor supplier in-house, secured the intellectual property of our most important flavors in perpetuity and further enhanced our flavor development and global flavor footprint capabilities. Pursuant to the terms of the AFF Transaction, we purchased AFF for $688.5 million in cash after adjustments. (See Note 2 “Acquisitions and Divestitures” in the notes to the consolidated financial statements).

On June 12, 2015, we completed the TCCC Transaction contemplated by the definitive agreements entered into with TCCC on August 14, 2014, which provided for a long-term strategic relationship in the global energy drink category. (See Note 2 “Acquisitions and Divestitures” in the notes to the consolidated financial statements).

Corporate History

In the 1930s, Hubert Hansen and his sons started a business selling fresh non-pasteurized juices in Los Angeles, California. This business eventually became Hansen’s Juices, Inc., which subsequently became known as The Fresh Juice Company of California, Inc. (“FJC”).  FJC retained the right to market and sell fresh non-pasteurized juices under the Hansen’s® trademark. In 1977, Tim Hansen, one of the grandsons of Hubert Hansen, perceived a demand for shelf stable pasteurized natural juices and juice blends and formed Hansen Foods, Inc. (“HFI”). HFI expanded its product line from juices to include Hansen’s Natural Soda® brand sodas. In 1990, California Co-Packers Corporation (d/b/a Hansen Beverage Company) (“CCC”) acquired certain assets of HFI, including the right to market the Hansen’s® brand name. In 1992, Hansen Natural Corporation acquired the Hansen’s® brand natural soda and apple juice business from CCC. Under our ownership, the Hansen’s® beverage business significantly expanded to include a wide range of beverages within the growing “alternative” beverage category including, in particular, energy drinks. In 1999, we acquired all of FJC’s rights to manufacture, sell and distribute fresh non-pasteurized juice products under the Hansen’s® trademark together with certain additional rights. In 2012, we changed our name from Hansen Natural Corporation to Monster Beverage Corporation. In 2015, as part of the TCCC Transaction, we acquired the Strategic Brands from TCCC and disposed of our non-energy drink business. In 2016, we completed our acquisition of flavor supplier and long-time business partner AFF.

2017 Product Introductions

During 2017, we continued to expand our existing portfolio of drinks and further develop our distribution markets. During 2017, we introduced the following products:

•                       Espresso MonsterTM Espresso and Cream (October 2017)

•                       Espresso MonsterTM Vanilla Espresso (October 2017)

•                       NOS® Nitro Mango (October 2017)

•                       Monster Energy® Fury (September 2017)

•                       Monster Energy® Lewis Hamilton 44 (April 2017)

•                       Mutant® Super Soda White Lightning (April 2017)

•                       Monster Hydro® Mean Green® (May 2017)

•                       Monster Hydro® Manic Melon® (May 2017)

•                       Monster Hydro® Tropical Thunder® (May 2017)

•                       Juice Monster® Mango Loco (May 2017)

•                       Full Throttle® Orange (March 2017)

Subsequent to December 31, 2017, we introduced Caffé MonsterTM Vanilla, Caffé MonsterTM Mocha and Caffé MonsterTM Salted Caramel.

In the normal course of business we discontinue certain products and/or product lines. Those products or product lines discontinued in 2017, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Products – Monster Energy® Drinks Segment

Monster Energy® Brand Energy Drinks:

Monster Energy® Drinks - a line of carbonated energy drinks. Our Monster Energy® drinks contain vitamins, minerals, nutrients, herbs and other dietary ingredients (collectively, “dietary ingredients”) and are marketed through our full service distributor network. We offer the following energy drinks under the Monster Energy® drink product line: Monster Energy®, Lo-Carb Monster Energy®, Monster Assault®, Monster Energy® Fury, Juice Monster® Khaos®, Juice Monster® Ripper®, Juice Monster® Pipeline Punch®, Juice Monster® Mango Loco, Monster Energy® Absolutely Zero, Monster Energy® Import, Punch Monster® Baller’s Blend®, Punch Monster® Mad Dog, Mega Monster Energy®, M3(stylized)® Monster Energy® Super Concentrate, Übermonster® Energy Brew™, Monster Energy Zero Ultra®, Monster Energy Ultra Blue®, Monster Energy Ultra Red®, Monster Energy Ultra Black®, Monster Energy Ultra Sunrise®, Monster Energy Ultra Citron®, Monster Energy Ultra Violet®, Monster Energy® Gronk, Monster Energy® Valentino Rossi and Monster Energy® Lewis Hamilton 44.

Java Monster® Coffee + Energy Drinks - a line of non-carbonated dairy based coffee + energy drinks. We offer the following coffee + energy drinks under the Java Monster® product line: Java Monster® Kona Blend, Java Monster® Loca Moca®, Java Monster® Mean Bean®, Java Monster® Vanilla Light, Java Monster® Irish Blend® and Java Monster® Salted Caramel.

Muscle Monster® Energy Shakes - a line of non-carbonated energy shakes containing 25-grams of protein. We offer the following energy shakes under the Muscle Monster® Energy Shakes product line: Vanilla and Chocolate.

Monster Energy Extra Strength Nitrous Technology® Energy Drinks - a line of carbonated energy drinks containing nitrous oxide. We offer the following energy drinks under the Monster Energy Extra Strength Nitrous Technology® product line: Super Dry™ and Anti Gravity®.

Monster Rehab® Tea + Energy Drinks - a line of non-carbonated energy drinks with electrolytes. We offer the following tea + energy drinks under the Monster Rehab® drink line: Monster Rehab® Tea + Lemonade + Energy, Monster Rehab® Raspberry Tea + Energy, Monster Rehab® Tea + Orangeade + Energy, Monster Rehab® Tea + Pink Lemonade + Energy and Monster Rehab Peach® Tea + Energy.

Espresso MonsterTM Espresso + Energy Drinks - a line of non-carbonated dairy based espresso + energy drinks. We offer the following espresso + energy drinks under the Espresso MonsterTM product line: Espresso and Cream and Vanilla Espresso.

Mutant® Super Soda Drinks:

Mutant® - a line of carbonated ‘super’ sodas. We offer the following sodas under the Mutant® Super Soda product line: Mutant® Super Soda, Mutant® Red Dawn Super Soda and Mutant® Super Soda White Lightning.

Monster Hydro®:

Monster Hydro® - a line of non-carbonated, lightly sweetened refreshment + energy drinks. We offer the following refreshment + energy drinks under the Monster Hydro® product line: Tropical Thunder, Mean Green and Manic Melon.

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

Full Throttle® - a line of carbonated energy drinks.  We offer the following energy drinks under the Full Throttle® product line: Citrus, Blue Agave and Orange.

Gladiator® - a line of carbonated energy drinks.  We offer the following energy drinks under the Gladiator® product line: Original.

Mother® - a line of carbonated energy drinks. We offer the following energy drinks under the Mother® product line: Original, Sugar Free, Frosty Berry and Kicked Apple.

Nalu® - a line of carbonated energy drinks. We offer the following energy drinks under the Nalu® product line: Original, Exotic and Frost.

NOS® - a line of carbonated energy drinks. We offer the following energy drinks under the NOS® product line: Original, Sugar Free, Charged Citrus, GT Grape, Cherried Out, NOS Rowdy and NOS Nitro Mango.

Play® and Power Play(stylized)® - a line of carbonated energy drinks. We offer the following energy drinks under the Play® and Power Play(stylized)® product line: Original, Sugar Free, Dare and Forge.

Relentless® - a line of carbonated energy drinks.  We offer the following energy drinks under the Relentless® product line: Origin, Zero, Apple Kiwi, Lemon Ice, Cherry and Passion Punch.

Samurai® - a line of carbonated energy drinks.  We offer the following energy drinks under the Samurai® product line: Strawberry and Fruity.

Ultra Energy® - a line of carbonated energy drinks.  We offer the following energy drinks under the Ultra Energy® product line: Original and Fury.

Products – Other Segment

AFF Third-Party Products:

We sell a limited number of products acquired as part of the AFF Transaction to independent third-party customers.

Non-Energy Drinks Disposed of as part of the TCCC Transaction (sales through June 12, 2015):

As part of the TCCC Transaction, we transferred all of our rights in and to the following products to TCCC (with the exception of Hansen’s® energy drinks and Blue Sky® energy drinks, which were discontinued): Peace Tea® iced teas and juice drinks, Hansen’s® Brand sodas, Hansen’s® juices, Hansen’s® aseptic juices, Blue Sky® beverages and Hubert’s® lemonades.

Other Products

We continue to evaluate and, where considered appropriate, introduce additional products, flavors and types of beverages to complement our existing product lines. We may also evaluate, and where considered appropriate, introduce additional types of consumer products we consider are complementary to our existing products and/or to which our brand names are able to add value. Under the terms of the TCCC Transaction, we have agreed, subject to certain exceptions, not to compete with TCCC in non-alcoholic ready-to-drink beverages, other than the energy drink category.

Products – Packaging

Our products are packaged in a variety of different package types and sizes including, but not limited to, aluminum cans, aluminum Cap Cans, sleek aluminum cans, aluminum cans with re-sealable ends as well as glass bottles, polyethylene terephthalate (PET) plastic bottles and PET plastic cans.

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

For our Strategic Brands segment, we primarily purchase concentrates and/or beverage bases which are then sold to certain of our various third-party bottlers/distributors. The third-party bottlers/distributors are responsible for the manufacture and packaging of the finished products, including the procurement of all other required ingredients and packaging materials. For certain limited products in the Strategic Brands segment, we may purchase flavors, concentrates, sweeteners, juices, flavors, dietary ingredients, cans, bottles, caps, labels, trays, boxes and other ingredients for our Strategic Brand products from our suppliers, which are delivered to our various third-party bottlers and co-packers. In some cases, certain common supplies may be purchased by our various third-party bottlers and co-packers. Depending on the product, the third-party bottlers or co-packers add filtered water and/or other ingredients (including dietary ingredients), for the manufacture and packaging of the finished products into our approved containers in accordance with our recipes and formulas. Depending on the beverage, the bottler/co-packer may also add carbonation to the products as part of the production process.

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

In some instances, subject to agreement, certain equipment may be purchased exclusively by us and/or jointly with our co-packers, and installed at their facilities to enable them to produce certain of our products. In certain cases, such equipment remains our property and is returned to us upon termination of the packing arrangements with such co-packers, unless we are reimbursed by the co-packer at the then book value or via a per-case credit over a pre-determined number of cases that are produced at the facilities concerned.

For our Monster Energy® Drinks segment, we are generally responsible for arranging for the purchase and delivery to our third-party bottlers and co-packers of the containers in which our beverage products are packaged.

Our products are packaged in a number of locations, both domestically and internationally, which enables us to produce products closer to the markets where they are sold, with the objective of reducing freight costs as well as transportation-related product damages. As distribution volumes increase in both our domestic and international markets, we will continue to source additional packing arrangements closer to such markets to further reduce freight costs.

Our ability to estimate demand for our products is imprecise, particularly with new products, and may be less precise during periods of rapid growth, particularly in new markets. If we materially underestimate demand for our products and/or are unable to secure sufficient ingredients or raw materials including, but not limited to, aluminum cans, aluminum Cap Cans, sleek aluminum cans, aluminum cans with re-sealable ends, PET plastic bottles, PET plastic cans, glass bottles, labels, flavors, juice concentrates, dietary ingredients, other ingredients and certain sweeteners, and/or procure adequate packing arrangements and/or obtain adequate or timely shipment of our products, we might not be able to satisfy demand on a short-term basis. In this regard, due to a shortage in available retort capacity, we were unable to fulfill demand in full for our Java Monster and Muscle Monster products during the latter half of 2016 and into the fourth quarter of 2017. (See “Part I, Item 1A – Risk Factors”).

Our production arrangements are generally of short duration or are terminable upon request. For certain of our products, including our Monster Energy® brand energy drinks, our Java Monster® product line, our Espresso MonsterTM product line, our Monster Hydro® product line, our Muscle Monster® product line, our Punch Monster® product line and certain of our other products, there are limited co-packing facilities in our domestic and international markets with adequate capacity and/or suitable equipment to package our products. We believe a short disruption or delay in production would not significantly affect our revenues; however, as alternative co-packing facilities in our domestic and international markets with adequate long-term capacity may not be available for such products, either at commercially reasonable rates and/or within a reasonably short time period, if at all, a lengthy disruption or delay in production of any of such products could significantly affect our revenues.

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

Distribution Agreements

During 2017, we continued to expand distribution of our products in both our domestic and international markets, due in part to the TCCC Transaction.

Distribution levels vary by product and geographic location. Gross sales outside the United States were $1,094.8 million, $888.7 million and $713.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Monster Energy® Distribution Agreements

We have entered into agreements with various bottlers/distributors providing for the distribution of our products during initial terms of up to twenty years, which may be renewed thereafter for additional terms ranging from one to five years.  Such agreements remain in effect for their then-current term as long as our products are being distributed, but are subject to specified termination rights held by each party, which may include by way of example, and depending on the form of agreement, termination upon: mutual agreement; material breach of the agreement by, or an insolvency of, either party; deadlock; change of control; changes in legal or regulatory conditions and termination of certain related agreements.  Additionally, we are entitled to terminate certain distribution agreements at any time without cause upon payment of a termination fee, including the distribution agreements with select Anheuser-Busch distributors (the “AB Distributors”) and a limited number of distribution agreements with TCCC network bottlers that were entered into prior to 2015.

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

(b)                  Amended and Restated Distribution Agreement with Coca-Cola Refreshments (“CCR”), pursuant to which CCR distributes, directly and through certain sub-distributors, our Monster Energy® brand energy drinks in a large portion of the United States. As of March 1, 2018, all of the territory previously falling under the Amended and Restated Distribution Agreement with CCR has been assigned by CCR to various TCCC network bottlers in the United States, including CCBCC Operations, LLC.

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

Strategic Brands Distribution Agreements

On June 12, 2015, in connection with the closing of the TCCC Transaction, TCCC transferred to the Company all of its rights in and to TCCC’s worldwide energy drink business including: NOS®, Full Throttle®, Burn®, Mother®, Play®, Power Play(stylized)®, Relentless®, Nalu® and other brands (the “Strategic Brands”).

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

Raw Materials and Suppliers

The principal raw materials used in the manufacturing of our products are aluminum cans, aluminum Cap Cans, sleek aluminum cans, aluminum cans with re-sealable ends, PET plastic bottles, PET plastic cans, glass bottles as well as flavors, juice concentrates, glucose, sugar, sucralose, milk, cream, protein, dietary ingredients and other packaging materials, the costs of which are subject to fluctuations.

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

For our Strategic Brands energy drinks, we purchase concentrates and/or beverage bases from flavor suppliers including TCCC in the United States and abroad, and may purchase certain other ingredients from independent suppliers located in the United States and abroad. As part of the TCCC Transaction, we acquired ownership of the TCCC flavor formulas for the Strategic Brands, with some limited exceptions.

With regard to our Java Monster®, Espresso MonsterTM and Muscle Monster® product lines, the dairy, protein and retort co-packing industries are subject to shortages and increased demand from time to time, which may result in production disruption and/or higher prices.

For certain flavors purchased from third-party suppliers and used in a limited number of our Monster Energy® brand energy drinks and/or our Strategic Brands energy drinks, these third-party flavor suppliers own the proprietary rights to certain of their flavor formulas. We do not have possession of the list of such flavor ingredients or formulas used in the production of certain of our products and certain of our blended concentrates, and we may be unable to obtain comparable flavors or concentrates from alternative suppliers on short notice. Our third-party flavor suppliers generally do not make such flavors and/or blended concentrates available to other third party customers. We have identified alternative suppliers for many of the ingredients contained in many of our beverages. However, industry-wide shortages of certain flavors, fruits and fruit juices, coffee, tea, dairy-based products, dietary ingredients and sweeteners have been, and could from time to time in the future be, encountered, which could interfere with and/or delay production of certain of our products.

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

Important factors affecting our ability to compete successfully include brand and product image, taste and flavor of products, trade and consumer promotions, rapid and effective development of new and unique cutting edge products, attractive and different packaging, brand exposure and marketing as well as pricing. We also rely on our distributors to allocate more attention to our products than those of our competitors, provide stable and reliable distribution and secure adequate shelf space in retail outlets. Competitive pressures in the “alternative”, energy, coffee and “functional” beverage categories could cause our products to be unable to gain or to lose market share or we could experience price erosion, which could have a material adverse effect on our business and results of operations.

We have experienced and continue to experience competition from new entrants in the energy drink and energy shot categories. A number of companies who market and distribute iced teas, coffees, juice cocktails and enhanced waters in larger volume packages, such as 16- and 20-ounce glass and plastic bottles (including Bai, Sobe Life Water, BODYARMOR, Vitamin Water, CORE, Snapple, Arizona, Fuse, Ocean Spray, Honest Tea, Gold Peak Tea) and 12- and 16-ounce cans (such as Mountain Dew Kickstart), have added dietary supplements to their products with a view to marketing their products as “functional” or energy beverages or as having “functional” benefits. We believe that many of those products contain lower levels of dietary ingredients, principally deliver refreshment and are positioned differently from our energy or “functional” drinks.

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

Domestically, our energy drinks compete directly with Red Bull, Rockstar, Amp, Venom, VPX Redline, Rip It, Xenergy, 5-Hour Energy Shots, MiO Energy, Stacker 2, VPX Bang, V8 + Energy, Uptime, hi*ball and many other brands. PepsiCo also markets and/or distributes additional products in that market segment such as Pepsi Max, Mountain Dew and Mountain Dew Kickstart. Internationally, our energy drinks compete with Red Bull, Rockstar, V-Energy, Lucozade and numerous local and private-label brands that usually differ from country to country, such as Hell, Shock, Tiger, Boost, TNT, Shark, Dragon, Score, Sting, Hot 6, Battery, Bullit, Flash Up, Black, Non-Stop, Bomba, Semtex, Vive 100, Dark Dog, Speed, Guaraná, M-150, Lipovitan, Bacchus, Volt, Mr. Big, Boom, Raptor, Amp, Fusion, Hi-Tiger, Eastroc Super Drink, Carabao, Powerhouse, XL, Crazy Tiger, Effect, Missile and a host of other international brands.

Our Java Monster® and Espresso MonsterTM product lines compete directly with Starbucks Frappuccino, Starbucks Double Shot, Starbucks Double Shot Energy Plus Coffee and other Starbucks coffee drinks, Rockstar Roasted, Dunkin Donuts, Gold Peak, Stok, High Brew, hi*ball and International Delight.

Our Muscle Monster® product line competes directly with Muscle Milk, Core Power, Premier Protein, Kellogg’s Special K Protein, Bolthouse Farms Protein, EAS AdvantEdge, Gatorade G Series 03 Recover, 5-Hour, PowerBar and EAS Myoplex.

Our Mutant® Super Soda product line competes directly with Mountain Dew and Mountain Dew Kickstart.

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

We believe that one of the keys to success in the beverage industry is differentiation, making our brands and products visually appealing and distinctive from other beverages on the shelves of retailers. We review our products and packaging on an ongoing basis and, where practical, endeavor to make them different and unique. The labels and graphics for many of our products are redesigned and refreshed from time to time to maximize their visibility and identification, wherever they may be placed in stores, which we continue to reevaluate from time to time.

Where appropriate, we partner with our bottlers/distributors and/or retailers to assist our marketing efforts.

We increased expenditures for our sales and marketing programs by approximately 22.6% in 2017 compared to 2016. As of December 31, 2017, we employed 2,114 employees in sales and marketing activities, of which 1,319 were employed on a full-time basis.

Customers

Our customers are primarily full service beverage bottlers/distributors, retail grocery, drug and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, food service customers and the military. Percentages of our gross sales to our various customer types for the years ended December 31, 2017, 2016 and 2015 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such bottlers/distributors’ sales to their own customers.

	2017	2016	2015
U.S. full service bottlers/distributors	63%	65%	65%
International full service bottlers/distributors	28%	25%	23%
Club stores and mass merchandisers	7%	8%	9%
Retail grocery, specialty chains and wholesalers	1%	1%	2%
Other	1%	1%	1%

Our customers include CCR, Coca-Cola Refreshments Canada Company, Coca-Cola Bottling Company, CCBCC Operations, LLC, United Bottling Contracts Company, LLC, Reyes Coca-Cola Bottling, Great Lakes Coca-Cola Bottling, Coca-Cola Southwest Beverages LLC, Coca-Cola of Northern New England, Swire Coca-Cola, USA, Liberty Coca-Cola Beverages and certain other TCCC independent bottlers (collectively the “TCCC North American Bottlers”), Coca-Cola European Partners, Coca-Cola Hellenic, Coca-Cola FEMSA, Coca-Cola Amatil, Swire Coca-Cola group in China, COFCO Coca-Cola group in China, Coca-Cola Beverages Africa, Coca-Cola İçecek, Asahi Soft Drinks, Co., Ltd., Kalil Bottling Group, Wal-Mart, Inc. (including Sam’s Club), Costco Wholesale Corporation, Big Geyser, Inc. and select Anheuser-Busch distributors (the “AB Distributors”). TCCC, through certain wholly-owned subsidiaries (the “TCCC Subsidiaries”), accounted for approximately 18%, 41% and 43% of our net sales for the years ended December 31, 2017, 2016 and 2015, respectively. As part of TCCC’s North America Refranchising initiative (the “North America Refranchising”), the territories of certain TCCC Subsidiaries have been transitioned to certain independent/non wholly-owned TCCC bottler/distributors. Accordingly, our percentage of net sales classified as sales to the TCCC Subsidiaries decreased for the year ended December 31, 2017. CCBCC Operations, LLC accounted for approximately 13%, 9% and 6% of our net sales for the years ended December 31, 2017, 2016 and 2015, respectively. A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations.

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

Intellectual Property

We presently have more than 8,900 registered trademarks and pending applications in various countries worldwide, and we apply for new trademarks on an ongoing basis. We regard our trademarks, service marks, copyrights, domain names, trade dress and other intellectual property as very important to our business. We consider Monster® (registered outside of the United States in certain jurisdictions), Monster Energy®,®, Monster Energy Ultra®, Mutant®, Monster Rehab®, Java Monster®, Muscle Monster®, Punch Monster®, Juice Monster®, Unleash the Beast!®, Monster Hydro®, Espresso MonsterTM, Caffé MonsterTM, Monster Energy Extra Strength Nitrous Technology®, BU®, Nalu®, NOS®, Full Throttle®, Burn®, Mother®, Ultra Energy®, Play® and Power Play(stylized)®, Relentless® and BPM® to be our core trademarks. In addition, as a result of the AFF Transaction, we secured the intellectual property of our most important flavors for certain of our Monster Energy® Brand energy drinks in perpetuity.

BU®, Nalu®, Burn®, Mother®, Play®, Power Play(stylized)®, Relentless®, Ultra Energy® and BPM® are registered outside of the United States in certain jurisdictions.

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

Product Formulation, Labeling and Advertising. Globally, we are subject to a number of regulations applicable to the formulation, labeling and advertising of our Products. In California, we are subject to Proposition 65, a law which requires that a specified warning be provided before exposing California consumers to any product that contains in excess of threshold amounts of a substance listed by California as having been found to cause cancer or reproductive toxicity. Proposition 65 does not require a warning if the manufacturer of a product can demonstrate that the use of the product in question exposes consumers to an average daily quantity of a listed substance that is below that threshold amount, which is determined either by scientific criteria set forth in applicable regulations or via a “safe harbor” threshold that may be established by the state, or the substance is naturally occurring, is the result of necessary cooking, or is subject to another applicable exception. If we are required to add warning labels to any of our products or place warnings in certain locations where our products are sold, it will be difficult to predict whether, or to what extent, such a warning would have an adverse impact on sales of our products in those locations or elsewhere.

In addition, in May 2016, the U.S. Food and Drug Administration (the “FDA”) revised regulations with respect to serving size information and nutrition labeling on food and beverage products, including a new requirement to disclose the amount of added sugars in such products. Although these changes were scheduled to go into effect on July 26, 2018, the FDA has proposed delaying the compliance date until January 1, 2020 and has stated that it will not enforce the July 2018 compliance date. We may incur significant costs to alter our existing packaging materials to comply with this and other new regulations. Additionally, the new regulations may impact, reduce and/or otherwise affect the purchase and consumption of our products by consumers.

Further, the City of San Francisco enacted an ordinance that would require health warnings on advertisements for certain sugar-sweetened beverages, though enforcement has been delayed due to a lawsuit challenging the ordinance.

In July 2012, we received a subpoena from the Attorney General for the State of New York in connection with an investigation relating to the advertising, marketing, promotion, ingredients, usage and sale of our Monster Energy® brand energy drinks. We cannot predict the outcome of this inquiry and what effect, if any, it may have on our business, financial condition or results of operations.

Other countries, such as the member states of the Gulf Cooperation Council and Yemen, as well as Colombia, Brazil, and the Dominican Republic, are also considering new labeling requirements, which may require us to amend our labels and warning statements.

Age and Other Restrictions on Energy Drink Products. Proposals to limit or restrict the sale and/or advertising of energy drinks to minors and/or persons below a specified age, and/or restrict the venues in which energy drinks can be sold, and/or to restrict the use of the Supplemental Nutrition Assistance Program (formerly food stamps) to purchase energy drinks have been raised and/or enacted in certain U.S. states, counties, municipalities and/or in certain foreign countries. For example, Latvia, Lithuania and Turkey prohibit the sale of energy drinks to persons under the age of 18; Canada prohibits the promotion of energy drinks to children 12 years and under; Latvia and Scotland prohibit the sale of energy drinks in educational establishments; and Turkey prohibits the sale or advertising of energy drinks in “collective consumption areas.” Latin American countries such as Chile, Colombia, and Brazil are considering age and other sales restrictions on energy drinks.

Excise Taxes on Energy Drinks. Legislation that would impose an excise tax on sweetened beverages has been proposed in Congress, in some state legislatures, and by some local governments, with excise taxes generally ranging between $0.01 and $0.02 per ounce of sweetened beverage.  Berkeley, California became the first jurisdiction to pass such a measure, and a general tax of $0.01 per ounce on certain sweetened drinks, including energy drinks, became effective on January 1, 2015. Other U.S. jurisdictions (including Albany, Oakland and San Francisco, California; Boulder, Colorado; and Philadelphia, Pennsylvania and Seattle, Washington) have passed similar measures, some of which have been challenged in litigation. The imposition of such taxes on our products would increase the cost of certain of our products or, to the extent levied directly on consumers, make certain of our products less affordable. Excise taxes on sweetened beverages already are in effect in certain foreign countries where we do business, such as France and Mexico. Similar measures have been enacted but are not yet enforced in, for example, Ireland, South Africa and the United Kingdom. Other countries, including Brazil, are considering similar measures. In addition, legislation has been proposed in certain jurisdictions that would specifically impose excise taxes on energy drinks. For example, Estonia and Ukraine are considering proposals that would impose an excise tax on energy drinks. Such targeted legislation has been passed in other countries. For instance, Hungary has instituted an excise tax to which our products are subject. Bahrain, Saudi Arabia and the United Arab Emirates began applying a selective tax of 100% on energy drinks in 2017, and there are indications that similar measures may be enacted in other Gulf Cooperation Council countries.

Limits on Caffeine Content.  Legislation has been proposed to limit the amount of caffeine that may be contained in beverages, including energy drinks. Some jurisdictions where we do business have prescribed limited caffeine content for beverages. For example, on January 1, 2013, new requirements took effect in Canada that limited the amount of caffeine contained in any beverage in a single-serving can or bottle to less than 180 milligrams, and imposed limits on the concentration levels for caffeine. We adjusted the caffeine levels in certain of our Monster Energy® products that are sold in Canada to address these regulations, although the majority of our products were unaffected. Caffeine limit restrictions or restrictions on combining caffeine with other ingredients have also been implemented or proposed in other jurisdictions, including Turkey, India and Pakistan’s Punjab region. Such restrictions could require reformulations of certain of our products. However, we may not be able to satisfactorily reformulate our products in all jurisdictions that adopt similar legislation.

Limitations on Container Size.  We package our products in a variety of different package types and sizes including, for certain of our Monster Energy® brand energy drinks, aluminum cans larger than 16 fluid ounces. Certain jurisdictions, such as the member states of the Gulf Cooperation Council and Yemen, as well as Costa Rica and the Dominican Republic, are considering container size limitations on energy drinks and other beverages which may require us to change the size of our products sold in these countries.

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

Employees

As of December 31, 2017, we employed a total of 2,991 employees, of which 2,187 were employed on a full-time basis. Of our 2,991 employees, we employed 877 in administrative and operational capacities and 2,114 persons in sales and marketing capacities.

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

In connection with the TCCC Transaction and the accompanying amended distribution coordination agreements entered into with TCCC, we have transitioned third parties’ rights to distribute the Company’s products in most territories in the U.S. to members of TCCC’s distribution network, which largely consists of independent bottlers/distributors. In addition, TCCC has become our preferred distribution partner globally with members of TCCC’s network distributing our products internationally in countries throughout, but not limited to, Africa, Asia, Canada, Central and South America, Europe, Mexico and the Middle East. As we continue our international expansion, TCCC’s distribution network will continue its role as our preferred distribution partner globally. As a result, we have reduced our distributor diversification and are now substantially dependent on TCCC’s domestic and international distribution platforms.

Also in connection with the TCCC Transaction, TCCC made a substantial equity investment in the Company and has agreed, subject to certain exceptions, not to compete in the energy drink category in Europe through June 2018 and in certain other territories through June 2020. While we believe that this will incentivize TCCC to take steps to assure that our products receive the appropriate attention in the TCCC distribution system, there can be no assurance of this as TCCC is a much larger company with many strategic priorities. In addition, TCCC does not control all members of its distribution system, many of which are independent companies that make their own business decisions that may not always align with TCCC’s interests. Moreover, it is also possible that we may fail to recognize the expected benefits of the new distribution arrangements regardless of TCCC’s priorities or the priorities of the members of TCCC’s distribution system. In any such case, our operating results could suffer and the value of the Company’s common shares could be adversely affected.

We derive virtually all of our revenues from energy drinks, and competitive pressure in the energy drink category could adversely affect our business and operating results.

Our focus is in the energy drink category, and our business is vulnerable to adverse changes impacting the energy drink category and business, which could adversely impact our business and the trading price of our common stock.

Virtually all of our sales are derived from our energy drinks, including our Monster Energy® brand energy drinks and our Strategic Brands acquired from TCCC in 2015. Our Monster Energy® brand energy drinks and Strategic Brands represented 90.1% and 8.9% of net sales, respectively, for the year ended December 31, 2017. Any decrease in the sales of our Monster Energy® brand and other energy drinks could significantly adversely affect our future revenues and net income. Historically, we have experienced substantial competition from new entrants in the energy drink category as well as from the energy shot category. Domestically, our energy drinks compete directly with Red Bull, Rockstar, Amp, Venom, VPX Redline, Xenergy, MiO Energy, Rip It, Starbucks Double Shot, Starbucks Double Shot Energy Plus Coffee, Rockstar Roasted, 5-Hour Energy Shots, Stacker 2, VPX Bang, V8+ Energy, Uptime, hi*ball and many other brands.  In addition, certain large companies, such as PepsiCo, market and/or distribute products in that market segment, such as Pepsi Max, Mountain Dew and Mountain Dew Kickstart. Internationally, our energy drinks compete with Red Bull, Rockstar, V-Energy, Lucozade and numerous local and private-label brands that usually differ from country to country, such as Hell, Shock, Tiger, Boost, Speed, TNT, Shark, Hot 6, Shark Energy, Dragon, Score, Sting, Battery, Bullit, Flash Up, Black, Non-Stop, Bomba, Semtex, Vive 100, Dark Dog, Speed, Guaraná, M-150, Lipovitan, Bacchus, Bolt, Mr. Big, Boom, Raptor, Amp, Fusion, Hi-Tiger, Eastroc Super Drink, Carabao, Powerhouse, XL, Crazy Tiger, Effect, Missile and a host of other international brands. Our Java Monster® and Espresso MonsterTM product lines compete directly with Starbucks Frappuccino, Starbucks Double Shot, Starbucks Double Shot Energy Plus Coffee and other Starbucks coffee drinks, Rockstar Roasted, Dunkin Donuts, Gold Peak Tea, Stok, High Brew, hi*ball and International Delight. Our Muscle Monster® product line competes directly with Muscle Milk, Core Power, Premier Protein, Kellogg’s Special K Protein, Bolthouse Farms Protein, EAS AdvantEdge, Gatorade G Series 03 Recover, 5-Hour, Power Bar and EAS Myoplex. In addition, our Mutant® Super Soda product line competes directly with Mountain Dew and Mountain Dew Kickstart. Competitive pressures in the energy drink category could impact our revenues, cause price erosion and/or lower market share, any of which could have a material adverse effect on our business and results of operations.

The Company, in several markets, owns multiple potentially competing brands in the energy drink category.

The Strategic Brands acquired from TCCC in 2015 represented 8.9% of consolidated net sales for the year ended December 31, 2017. In several markets our Monster Energy® brand energy drinks and Strategic Brands compete with each other. Although we continue to integrate the Strategic Brands with our broader energy drink portfolio, we may encounter difficulties managing different and potentially competing brands in such shared markets, which could adversely impact our business and results of operations.

TCCC is a significant shareholder of the Company and may have interests that are different from the Company’s other shareholders (including current shareholders of the Company).

As of February 12, 2018, TCCC owned common shares of the Company representing approximately 18% of the total number of the Company’s outstanding common shares. TCCC has also nominated two directors to the Company’s board of directors. The number of directors that TCCC is entitled to nominate is subject to reduction in certain circumstances.

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

Legislation has been proposed and/or adopted at the U.S. federal, state and/or municipal level and proposed and/or adopted in certain foreign jurisdictions to restrict the sale of energy drinks (including, prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limit the content of caffeine and other ingredients in beverages, require certain product labeling disclosures and/or warnings, impose excise taxes, limit product size or impose age restrictions for the sale of energy drinks. For a discussion of certain of such legislation, see “Part I, Item 1 – Business – Government Regulation.” Furthermore, additional legislation may be introduced in the United States and other countries at the federal, state, local and municipal level in respect of each of the foregoing subject areas.  Public health officials and health advocates are increasingly focused on the public health consequences associated with obesity, especially as it affects children, and are seeking legislative change to reduce the consumption of sweetened beverages.  There also has been an increased focus on caffeine content in beverages. To the extent any such legislation is enacted in one or more jurisdictions where a significant amount of our products are sold individually or in the aggregate, it could result in a reduction in demand for, or availability of, our energy drinks, and adversely affect our business, financial condition and results of operations.

The production, distribution and sale in the United States of many of our products are also currently subject to various federal and state regulations, including, but not limited to: the FD&C Act; the Occupational Safety and Health Act; various environmental statutes; California Proposition 65; and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling and ingredients of such products. Outside the United States, the production, distribution and sale of many of our products are also subject to numerous statutes and regulations.  If a regulatory authority finds that a current or future product, its label, or a production run is not in compliance with any of these regulations, we may be fined, or such products may have to be recalled, reformulated and/or have the packaging changed, which could adversely affect our business, financial condition and results of operations.

We cannot predict the effect of inquiries from and/or actions by attorneys general, other government agencies and/or quasi-government agencies into the production, advertising, marketing, promotion, labeling, ingredients, usage and/or sale of our energy drink products.

We are subject to the risks of investigations and/or enforcement actions by state attorneys general and/or other government and/or quasi-governmental agencies relating to the advertising, marketing, promotion, ingredients, usage and/or sale of our energy drinks. For example, in July 2012, we received a subpoena from the New York State Attorney General in connection with an investigation relating to the advertising, marketing, promotion, ingredients, usage and sale of our Monster Energy® brand energy drinks. We cannot predict the outcome of this inquiry and what, if any, effect it may have on our business, financial condition or results of operations. If an inquiry by a state attorney general or other government or quasi-government agency finds that our products and/or the advertising, marketing, promotion, ingredients, usage and/or sale of such products are not in compliance with applicable laws or regulations, we may become subject to fines, product reformulations, container changes, changes in the usage or sale of our energy drink products and/or changes in our advertising, marketing and promotion practices, each of which could have an adverse effect on our business, financial condition or results of operations.

In addition, from time to time, government and/or quasi-governmental agencies may investigate the safety of caffeine and energy drinks. For example, in January 2013, the Company received and responded to inquiries from U.S. legislators in response to FDA’s investigation into the safety of caffeine in food products, particularly its effects on children and adolescents. These legislators ultimately released a report in January 2015, recommending, inter alia, that the energy drink industry not market to consumers under the age of 18 and not market their products for hydration, and that the FDA develop and release definitions and guidance for this market sector.  In addition, other organizations, such as the European Food Safety Authority, have also published reports, studies, articles and opinions on caffeine and energy drinks.

Litigation regarding our products, and related unfavorable media attention, could expose us to significant liabilities and reduce demand for our products.

We have been and are currently named as a defendant in personal injury lawsuits which allege that consumption of our products has been responsible for wrongful deaths and/or injuries. We do not believe that our products are responsible for such wrongful deaths and/or injuries, and we intend to vigorously defend such lawsuits.

In July 2012, we received a subpoena from the Attorney General for the State of New York in connection with an investigation relating to the advertising, marketing, promotion, ingredients, usage and sale of our Monster Energy® brand energy drinks. On August 6, 2014, the Attorney General for the State of New York issued a second subpoena seeking additional documents and the deposition of a Company employee. We have complied with both subpoenas. We cannot predict the outcome of this inquiry and what, if any, effect it may have on our business, financial condition or results of operations.

Several other lawsuits have been filed against us claiming that certain statements made in our advertisements and/or on the labels of our products were false and/or misleading or otherwise not in compliance with food standards under local law, and/or that our products are not safe. Putative class action lawsuits have also recently been filed against certain of our competitors asserting that certain claims in their advertisements amount to false advertising. We do not believe any statements made by us in our promotional materials or set forth on our product labels are false or misleading or noncompliant with local law, or that our products are in any way unsafe and we vigorously defend these lawsuits.

Any of the foregoing matters or other litigation, the threat thereof, or unfavorable media attention arising from pending or threatened product-related litigation could consume significant financial and managerial resources and result in decreased demand for our products, significant monetary awards against us and injury to our reputation.

Criticism of our energy drink products and/or criticism or a negative perception of energy drinks generally, could adversely affect us.

An unfavorable report on the health effects of caffeine, such as those related to obesity, or criticism or negative publicity regarding the caffeine content and/or any other ingredients in our products or energy drinks generally, including product safety concerns, could have an adverse effect on our business, financial condition and results of operations. Articles critical of the caffeine content and/or other ingredients in energy drinks and/or articles indicating certain health risks of energy drinks have been published in recent years. We believe the overall growth of the energy drink market in the U.S. may have been negatively impacted by the ongoing negative publicity and comments that continue to appear in the media questioning the safety of energy drinks, and suggesting limitations on their ingredients (including caffeine), and/or the levels thereof, and/or imposing minimum age restrictions for consumers. In early 2018, certain retailers in the United Kingdom announced the introduction of voluntary retailer measures to prevent the sale of energy drinks to individuals under the age of 16. If reports, studies or articles critical of caffeine and/or energy drinks continue to be published or are published in the future, or additional voluntary measures are taken, they could adversely affect the demand for our products.

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

We have continued expanding our operations internationally into a variety of new markets, including launches in China and various African and Middle Eastern countries. Our gross sales to customers outside of the United States were approximately 28%, 25% and 23% of consolidated gross sales for the years ended December 31, 2017, 2016 and 2015, respectively. As our growth strategy includes further expanding our international business, if we are unable to continue to expand distribution of our products outside the United States, our growth rate could be adversely affected. In many international markets, we have limited operating experience and in some areas we have no operating experience. It is costly to establish, develop and maintain international operations and develop and promote our brands in international markets. Our percentage gross profit margins in many international markets are expected to be less than the comparable percentage gross profit margins obtained in the United States. We face and will continue to face substantial risks associated with having foreign operations, including; economic and/or political instability in our international markets; restrictions on or costs relating to the repatriation of foreign profits to the United States, including possible taxes and/or withholding obligations on any repatriations; and tariffs and/or trade restrictions. These risks could have a significant impact on our ability to sell our products on a competitive basis in international markets and could have a material adverse effect on our business, financial condition and results of operations. Also, our operations outside of the United States are subject to risks relating to appropriate compliance with legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, higher product damages, particularly when products are shipped long distances, potentially higher incidence of fraud and/or corruption, credit risk of local customers and distributors and potentially adverse tax consequences.

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

We are exposed to foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities denominated in currencies other than the U.S. dollar. We may enter into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. We have not used instruments to hedge against all foreign currency risks and are therefore not protected against all foreign currency fluctuations. As a result, our reported earnings may be affected by changes in foreign currency exchange rates. Moreover, any favorable impacts to profit margins or financial results from fluctuations in foreign currency exchange rates are likely to be unsustainable over time. Foreign currency transaction losses were $3.3 million, $9.7 million and $5.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

We rely on bottlers and other contract packers to manufacture our products. If we are unable to maintain good relationships with our bottlers and contract packers and/or their ability to manufacture our products becomes constrained or unavailable to us, our business could suffer.

Our acquisition of AFF brought our primary flavor supplier in-house for the majority of our Monster Energy® brand energy drinks. However, we also procure flavors from other independent flavor suppliers. We do not manufacture finished goods, but instead outsource manufacturing of our finished goods to bottlers and other contract packers. As a result, in the event of a disruption and/or delay, we may be unable to procure alternative packing facilities at commercially reasonable rates and/or within a reasonably short time period. In addition, there are limited alternative packing facilities in our domestic and international markets with adequate capacity and/or suitable equipment for many of our products, including our Monster Energy® brand energy drinks, our Muscle Monster® product line, our Java Monster® product line, our Espresso MonsterTM product line, our Monster Hydro® product line and certain of our other products. For example, in the second half of 2016 and into the fourth quarter of 2017, sales of our Java Monster® and Muscle Monster® product lines were adversely impacted by production capacity constraints resulting from production and maintenance issues with certain of our co-packers. While this short-term disruption in production did not significantly affect our revenues, a lengthy disruption or delay in the production of any our products could significantly adversely affect our revenues from such products because alternative co-packing facilities in the United States and abroad with adequate long-term capacity may not be available for such products either at commercially reasonable rates and/or costs and/or within a reasonably short time period, if at all.

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

TCCC, through the TCCC Subsidiaries, accounted for approximately 18%, 41% and 43% of our net sales for the years ended December 31, 2017, 2016 and 2015, respectively. A decision by certain TCCC North American Bottlers (including CCBCC Operations, LLC), Coca-Cola European Partners, Coca-Cola Hellenic, Coca-Cola FEMSA, Wal-Mart, Inc. (including Sam’s Club), or any other large customer to decrease the amount purchased from us or to cease carrying our products could have a material adverse effect on our financial condition and consolidated results of operations.

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

The principal raw materials used by us are aluminum cans, sleek aluminum cans, aluminum Cap Cans, aluminum cans with re-sealable ends, PET plastic bottles, PET plastic cans, glass bottles, flavors, juice concentrates, glucose, sugar, sucralose, milk, cream, protein, dietary ingredients and other packaging materials, the costs and availability of which are subject to fluctuations. In addition, certain of our co-packing arrangements allow such co-packers to increase their charges based on certain of their own cost increases. We are uncertain whether the prices of any of the above or any other raw materials or ingredients, certain of which have recently risen, will continue to rise or may rise in the future. We are unsure whether we will be able to pass any of such increases on to our customers. We generally do not use hedging agreements or alternative instruments to manage the risks associated with securing sufficient ingredients or raw materials, although we do, from time to time, enter into purchase agreements for a significant portion of our annual anticipated requirements for certain raw materials such as aluminum cans, glucose, sugar and sucralose.

In addition, some of these raw materials, including certain sizes of cans, are available from limited suppliers.

Our failure to accurately estimate demand for our products could adversely affect our business and financial results.

We may not correctly estimate demand for our existing products and/or new products. Our ability to estimate demand for our products is imprecise, particularly with regard to new products, and may be less precise during periods of rapid growth, particularly in new markets. If we materially underestimate demand for our products or are unable to secure sufficient ingredients or raw materials including, but not limited to, aluminum cans, aluminum Cap Cans, sleek aluminum cans, aluminum cans with re-sealable ends, PET plastic bottles, PET plastic cans, glass bottles, labels, sucralose, flavors, dietary ingredients, juice concentrates, certain sweeteners, coffee, tea, protein and packaging materials or experience difficulties with our co-packing arrangements, including production shortages or quality issues, we might not be able to satisfy demand on a short-term basis. Moreover, industry-wide shortages of certain juice concentrates, dietary ingredients and sweeteners have been and could, from time to time in the future, be experienced, resulting in production fluctuations and/or product shortages. We generally do not use hedging agreements or alternative instruments to manage this risk. Such shortages could interfere with and/or delay production of certain of our products and could have a material adverse effect on our business and financial results.

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

There is concern that a gradual increase in global average temperatures could cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. While warmer weather has historically been associated with increased sales of our products, changing weather patterns could result in decreased agricultural productivity in certain regions, which may limit availability and/or increase the cost of certain key ingredients, juice concentrates and dietary and other ingredients used in our products. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain (including, without limitation, the availability of, and/or result in higher prices for, juice concentrates, natural flavors and dietary and other ingredients) and/or impact demand for our products. In addition, public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs, and may require us to make additional investments in facilities and equipment. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations. Sales of our products may also be influenced to some extent by weather conditions in the markets in which we operate. Weather conditions may influence consumer demand for certain of our beverages, which could have an adverse effect on our operations.

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

We are subject to income taxes in both the U.S. and certain foreign jurisdictions. Therefore, we may be subjected to audits for multiple tax years in various jurisdictions at once. At any given time, events may occur which change our expectation about how any such tax audits will be resolved and thus, there could be variability in our quarterly and/or annual tax rates, because these events may change our plans for uncertain tax positions. On December 22, 2017, the President of the United States signed into law the Tax and Jobs Act (the “Tax Reform Act”) which imposes broad and complex changes to the U.S. tax code. While we have provided a provisional estimate of the effect of the Tax Reform Act in our financial statements, in particular as it relates to the reduction of our net deferred tax assets, actual amounts may vary materially from these estimates due to a number of uncertainties and factors, including further analysis and clarification of the Tax Reform Act that cannot be reasonably estimated at this time.

Volatility of stock price may restrict sale opportunities.

Our stock price is affected by a number of factors, including stockholder expectations, financial results, the introduction of new products by us and our competitors, general economic and market conditions, estimates and projections by the investment community and public comments by other parties as well as many other factors including litigation, many of which are beyond our control. We do not provide guidance on our future performance, including, but not limited to, our revenues, margins, product mix, operating expenses or net income. We may be unable to achieve analysts’ net revenue and/or earnings forecasts, which are based on their own projected revenues, sales volumes and sales mix of many product types and/or new products, certain of which are more profitable than others, as well as their own estimates of gross margin and operating expenses. There can be no assurance that we will achieve any such projected levels or mixes of product sales, revenues, gross margins, operating profits and/or net income. As a result, our stock price is subject to significant volatility, and stockholders may not be able to sell our stock at attractive prices. In addition, periods of volatility in the market price of our stock could result in the initiation of securities class action litigation against us. During the fiscal year ended December 31, 2017, the high of our stock price was $64.79 and the low was $41.02.

Provisions in our organizational documents and control by insiders may prevent changes in control even if such changes would be beneficial to other stockholders.

Our organizational documents may limit changes in control. Furthermore, as of February 12, 2018, Mr. Sacks and Mr. Schlosberg together may be deemed to beneficially own and/or exercise voting control over approximately 9.3% of our outstanding common stock. As of February 12, 2018, TCCC owned approximately 18.0% of our common stock. Consequently, Mr. Sacks, Mr. Schlosberg and TCCC could exercise significant control over matters submitted to a vote of our stockholders, including electing directors, amending organizational documents and disapproving extraordinary transactions such as a takeover attempt, even though such actions may be favorable to the other common stockholders.

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

At December 31, 2017, we had $528.6 million in cash and cash equivalents, $672.9 million in short-term investments and $2.4 million of long-term investments. We have historically invested these amounts in U.S. Treasury bills, certificates of deposit, commercial paper, government agencies and municipal securities (which may have an auction reset feature), variable rate demand notes and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. These risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

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

We may be required to record a significant charge to earnings in our financial statements during the period in which we determine that our intangible assets have been impaired. Any such charge would adversely impact our results of operations. As of December 31, 2017, our goodwill totaled approximately $1,331.6 million and our intangible assets totaled approximately $1,034.1 million.

If we fail to maintain effective disclosure controls and procedures and internal control over financial reporting on a consolidated basis, our stock price and investor confidence in the Company could be materially and adversely affected.

We are required to maintain both disclosure controls and procedures as well as internal control over financial reporting that are effective for the purposes described in “Part II, Item 9A – Controls and Procedures.” If we fail to maintain such controls and procedures, our business, results of operations, financial condition and/or the value of our stock could be materially harmed.

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

We must continually maintain, protect and/or upgrade our information technology systems, including, protecting us from internal and external cybersecurity threats.

Information technology enables us to operate efficiently, interface with customers, maintain financial accuracy and efficiency and accurately produce our financial statements. If we do not appropriately allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, and/or the loss of and/or damage to intellectual property through security breaches, including internal and external cybersecurity threats. Cybersecurity attacks are evolving and include, but are not limited to, malicious software (malware and virus), attempts to gain unauthorized access to networks, computer systems and data and other forms of electronic security breaches that could lead to disruptions in business systems, an inability to process customer orders and/or lost customer orders, unauthorized release of confidential or otherwise protected information and corruption of data. We believe that we have adopted appropriate measures including ongoing  cybersecurity risk assessments to mitigate potential risks to our technology and our operations from these information technology-related disruptions. However, given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to operational interruption, damage to our brand image and private data exposure. Moreover, if our data management systems, including our SAP enterprise resource planning system, do not effectively collect, store, process and report relevant data for the operation of our business (whether due to equipment malfunction or constraints, software deficiencies, cybersecurity attack and/or human error), our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows and the timeliness with which we report our internal and external operating results.

ITEM 1B.                              UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                                        PROPERTIES

Our principal properties include our corporate headquarters as well as our Southern California warehouse and distribution center.

Our owned corporate headquarters are located at 1 Monster Way, Corona, California 92879, consisting of an approximately 141,000 square-foot, free-standing, six-story building (ENERGY STAR certified) and an adjacent approximately 75,426 square foot, free-standing, three-story building (pursuing ENERGY STAR certification).

In September 2016, we completed the acquisition of approximately 49 acres of land, located in Rialto, CA, for a purchase price of approximately $39.1 million. In the fourth quarter of 2017, we completed the construction of an approximately 1,000,000 square-foot building (the “Rialto Warehouse”) on this land, which we anticipate will be LEED certified, to replace our leased warehouses and distribution facilities located in Corona, CA. We entered into an approximately $38.1 million guaranteed maximum price construction contract for the construction of the building, of which $4.6 million remained outstanding as of December 31, 2017.  During the three-months ended September 30, 2017, we transitioned our Southern California warehouse and distribution operations to the Rialto Warehouse, which was fully operational by December 31, 2017.

In addition, we lease many smaller office and/or warehouse spaces, both domestically and in certain international locations.

ITEM 3.                                        LEGAL PROCEEDINGS

The Company is currently a defendant in a number of personal injury lawsuits, claiming that the death or other serious injury of the plaintiffs was caused by consumption of Monster Energy® brand energy drinks. The plaintiffs in these lawsuits allege strict product liability, negligence, fraudulent concealment, breach of implied warranties and wrongful death. The Company believes that each complaint is without merit and plans a vigorous defense. The Company also believes that any damages, if awarded, would not have a material adverse effect on the Company’s financial position or results of operations.

State Attorney General Inquiry – In July 2012, the Company received a subpoena from the Attorney General for the State of New York in connection with its investigation concerning the Company’s advertising, marketing, promotion, ingredients, usage and sale of its Monster Energy® brand energy drinks. Production of documents pursuant to that subpoena was completed in approximately May 2014.

On August 6, 2014, the Attorney General for the State of New York issued a second subpoena seeking additional documents and the deposition of a Company employee. On September 8, 2014, the Company moved to quash the second subpoena in the Supreme Court, New York County. The motion was fully briefed and was argued on March 17, 2015.  On January 13, 2017, the Court issued an opinion in which it agreed with certain Company arguments regarding the scope of the subpoena and the Attorney General’s investigation, but denied the motion to quash and granted the Attorney General’s cross-motion to compel compliance. The Company has complied with the second subpoena. It is unknown what, if any, action the state Attorney General may take against the Company, the relief which may be sought in the event of any such proceeding or whether such proceeding could have a material adverse effect on the Company’s business, financial condition or results of operations.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, or in the amount of any related insurance reimbursements recorded. As of December 31, 2017, the Company’s condensed consolidated balance sheet includes accrued loss contingencies of approximately $1.9 million.

ITEM 4.                                        MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                                        MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

The Company’s common stock began trading in the over-the-counter market on November 8, 1990 and was subsequently quoted on the Nasdaq Capital Market under the symbol “HANS”. On July 5, 2007, the Company’s common stock began trading on the Nasdaq Global Select Market under the same symbol, “HANS”.  On January 5, 2012, stockholders of the Company approved the Company’s name change from Hansen Natural Corporation to Monster Beverage Corporation. In addition, on January 9, 2012, the Company’s common stock began trading under the symbol “MNST”. As of February 12, 2018, there were 566,402,748 shares of the Company’s common stock outstanding held by approximately 213 holders of record. The holders of record do not include those stockholders whose shares are held of record by banks, brokers and other financial institutions.

Stock Price and Dividend Information

The following table sets forth high and low per share sales price of our common stock for the periods indicated:

Year Ended December 31, 2017	High	Low
First Quarter	$48.94	$41.02
Second Quarter	$52.41	$44.35
Third Quarter	$57.25	$49.03
Fourth Quarter	$64.79	$54.80

Year Ended December 31, 2016	High	Low
First Quarter	$49.79	$37.69
Second Quarter	$53.62	$40.30
Third Quarter	$55.50	$47.44
Fourth Quarter	$50.63	$40.64

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

On February 28, 2017, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “February 2017 Repurchase Plan”). During the year ended December 31, 2017, the Company purchased 4.6 million shares of common stock at an average purchase price of $54.91 per share, for a total amount of $249.9 million (excluding broker commissions), under the February 2017 Repurchase Plan. On February 27, 2018, our Board of Directors authorized a new share repurchase program for the purchase of up to $250.0 million of the Company’s outstanding common stock (the “February 2018 Repurchase Plan”). As $250.0 million remains available for grant under the February 2017 Repurchase Plan, the aggregate amount available to repurchase the Company’s common stock is currently $500.0 million.

During the year ended December 31, 2017, 1.8 million shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $111.2 million. While such purchases are considered common stock repurchases, they are not counted as purchases against our authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying consolidated balance sheet at December 31, 2017.

The following tabular summary reflects the Company’s repurchase activity during the quarter ended December 31, 2017:

Period	Total Number of Shares Purchased	Average Price per Share¹	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands)²
Oct 1 – Oct 31, 2017	20,129	$ 54.99	20,129	$250,000

¹Excluding broker commissions paid.

²Net of broker commissions paid.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2017 with respect to shares of our common stock that may be issued under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by stockholders	18,348,024	$29.62	20,877,908

Equity compensation plans not approved by stockholders	-	-	-

Total	18,348,024	$29.62	20,877,908

Performance Graph

The following graph shows a five-year comparison of cumulative total returns:1

1Annual return assumes reinvestment of dividends.  Cumulative total return assumes an initial investment of $100 on December 31, 2012. The Company’s current self-selected peer group is comprised of TCCC, DPS Group, National Beverage Corporation, Jones Soda Company and PepsiCo Inc. The Company’s former self-selected peer group is comprised of TCCC, DPS Group, National Beverage Corporation, Jones Soda Company and Cott Corporation (Cott Corporation’s carbonated soft drink and juice business was sold in 2018).

ITEM 6.                                        SELECTED FINANCIAL DATA

The consolidated statements of operations data set forth below with respect to each of the fiscal years ended December 31, 2015 through 2017 and the balance sheet data as of December 31, 2017 and 2016, are derived from our audited consolidated financial statements included herein, and should be read in conjunction with those financial statements and notes thereto, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Part II, Item 7 of this Annual Report on Form 10-K. The consolidated statements of operations data for the fiscal years ended December 31, 2014 and 2013 and the balance sheet data as of December 31, 2015, 2014 and 2013 are derived from the Company’s audited consolidated financial statements not included herein.

(in thousands, except per share information)	2017	2016	2015	2014	2013
Net sales[1]	$3,369,045	$3,049,393	$2,722,564	$2,464,867	$2,246,428

Gross profit[1]	$2,137,690	$1,942,000	$1,632,301	$1,339,810	$1,172,931

Gross profit as a percentage to net sales	63.5%	63.7%	60.0%	54.4%	52.2%
Operating income[1,2]	$1,198,787	$1,085,338	$893,653	$747,505	$572,916

Net income[1,2]	$820,678	$712,685	$546,733	$483,185	$338,661

Net income per common share:
Basic	$1.45	$1.21	$0.97	$0.96	$0.68
Diluted	$1.42	$1.19	$0.95	$0.92	$0.65

Cash, cash equivalents and investments	$1,203,921	$600,530	$2,935,375	$1,194,397	$623,388

Total assets	$4,791,012	$4,153,471	$5,571,277	$1,938,875	$1,420,509

Stockholders’ equity	$3,895,212	$3,329,709	$4,809,410	$1,515,150	$992,279

¹Includes $43.4 million, $40.3 million, $62.8 million, $15.0 million and $14.8 million for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively, related to the recognition of deferred revenue.  Included in the $43.4 million, $40.3 million and $62.8 million recognition of deferred revenue for the years ended December 31, 2017, 2016 and 2015, respectively, is $0.6 million, $5.7 million and $39.8 million related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors who were sent notices of termination during the relevant periods.

²Includes $35.4 million, $79.8 million, $224.0 million, ($0.2) million and $10.8 million for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively, related to expenditures attributable to the costs associated with terminating existing distributors.

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

In accordance with FASB ASC No. 420 “Exit or Disposal Cost Obligations”, we expense distributor termination costs in the period in which the written notification of termination occurs.  We incurred distributor termination costs of $35.4 million, $79.8 million and $224.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Such termination costs have been expensed in full and are included in operating expenses for the years ended December 31, 2017, 2016 and 2015. We recognized as income $0.6 million, $5.7 million and $39.8 million for the years ended December 31, 2017, 2016 and 2015, respectively, related to the accelerated amortization of the deferred revenue balances associated with certain of our prior distributors who were sent notices of termination during the relevant periods.

We incurred $15.5 million in TCCC Transaction related expenses for the year ended December 31, 2015. We incurred no TCCC Transaction related expenses for the years ended December 31, 2017 and 2016.

Factors Impacting Profitability

The following table summarizes the selected items discussed above for the years ended December 31, 2017, 2016 and 2015:

Income Statement Items (in thousands):	2017	2016	2015

Included in Net Sales:
Accelerated recognition of deferred revenue	$585	$5,713	$39,761

Included in Operating Expenses:
Stock Repurchase expenses	$-	$(1,556)	$-
AFF Transaction expenses	-	(4,483)	-
Distributor termination costs	(35,410)	(79,751)	(224,000)
TCCC Transaction expenses	-	-	(15,496)

Gain on sale of Monster Non-Energy	$-	$-	$161,470

Net Impact on Operating Income	$(34,825)	$(80,077)	$(38,265)

On December 22, 2017, the President of the United States signed into law the Tax Reform Act.  The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries.  The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act, we revalued our net deferred tax assets at December 31, 2017, resulting in a provisional $39.8 million charge included in the provision for income taxes for the year ended December 31, 2017. The Tax Reform Act also provided for a one-time deemed mandatory repatriation of Post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through the year ended December 31, 2017.  As a result, we recognized a provisional $2.1 million charge in the provision for income taxes for the year ended December 31, 2017 related to the deemed mandatory repatriation.

Overview

We develop, market, sell and distribute energy drink beverages, sodas and/or concentrates for energy drink beverages, primarily under the following brand names:

• Monster Energy®	• NOS®
• Monster Energy Ultra®	• Full Throttle®
• Monster Rehab®	• Burn®
• Monster Energy Extra Strength Nitrous Technology®	• Mother®

• Java Monster®	• Nalu®
• Muscle Monster®	• Ultra Energy®
• Espresso MonsterTM	• Play® and Power Play(stylized)®
• Punch Monster®	• Relentless®
• Juice Monster®	• BPM®
• Übermonster®	• BU®
• Monster Hydro®	• Gladiator®
• Caffé MonsterTM	• Samurai®
• Mutant® Super Soda

Our Monster Energy® brand energy drinks, which represented 90.1%, 90.1% and 92.5% of our net sales for the years ended December 31, 2017, 2016 and 2015, respectively, primarily include the following energy drinks1:

• Monster Energy®	• Java Monster® Kona Blend
• Lo-Carb Monster Energy®	• Java Monster® Loca Moca®
• Monster Assault®	• Java Monster® Mean Bean®
• Monster Energy Absolutely Zero®	• Java Monster® Vanilla Light
• Juice Monster® Khaos®	• Java Monster® Irish Blend®
• Juice Monster® Ripper®	• Java Monster® Salted Caramel
• Juice Monster® Pipeline Punch®	• ÜbermonsterTM Energy BrewTM
• Juice Monster® Mango Loco	• Monster Energy Extra Strength Nitrous
• Monster Energy® Import	Technology® Super Dry™
• Monster Energy® Export	• Monster Energy Extra Strength Nitrous
• Punch Monster® Baller’s Blend® (formerly Dub Edition)	Technology® Anti-Gravity®
• Punch Monster® Mad Dog (formerly Dub Edition)	• M3(stylized) ® Monster Energy® Super
• Monster Rehab® Tea + Lemonade + Energy	Concentrate
• Monster Rehab® Raspberry Tea + Energy (formerly Rojo)	• Monster Energy Zero Ultra®
• Monster Rehab® Green Tea + Energy	• Monster Energy Ultra Blue®
• Monster Rehab® Tea + Orangeade + Energy	• Monster Energy Ultra Red®
• Monster Rehab® Tea + Pink Lemonade + Energy	• Monster Energy Ultra Black®
• Monster Rehab® Peach Tea + Energy	• Monster Energy Ultra Sunrise®
• Muscle Monster® Vanilla	• Monster Energy Ultra Citron®
• Muscle Monster® Chocolate	• Monster Energy Ultra Violet®
• Monster Hydro® Mean Green®	• Monster Energy® Valentino Rossi
• Monster Hydro® Manic Melon®	• Monster Energy® Lewis Hamilton 44
• Monster Hydro® Tropical Thunder®	• Monster Energy® Gronk
• Espresso MonsterTM Espresso and Cream	• Monster Energy® Fury
• Espresso MonsterTM Vanilla Espresso

1Discontinued products have been omitted.

We have three operating and reportable segments, (i) Monster Energy® Drinks segment which is comprised of our Monster Energy® drinks as well as Mutant® Super Soda drinks, (ii) Strategic Brands segment which includes the various energy drink brands acquired from TCCC as a result of the TCCC Transaction and (iii) Other segment (“Other”), the principal products of which include the non-energy brands disposed of as a result of the TCCC Transaction in June 2015, as well as the AFF Third-Party Products acquired as part of the AFF Transaction in April 2016.

During 2017, we continued to expand our existing portfolio of drinks and further develop our distribution markets. During 2017, we introduced the following products:

•                       Espresso MonsterTM Espresso and Cream (October 2017)

•                       Espresso MonsterTM Vanilla Espresso (October 2017)

•                      NOS® Nitro Mango (October 2017)

•                      Monster Energy® Fury (September 2017)

•                      Monster Energy® Lewis Hamilton 44 (April 2017)

•                      Mutant® Super Soda White Lightning (April 2017)

•                      Monster Hydro® Mean Green® (May 2017)

•                      Monster Hydro® Manic Melon® (May 2017)

•                      Monster Hydro® Tropical Thunder® (May 2017)

•                      Juice Monster® Mango Loco (May 2017)

•                      Full Throttle® Orange (March 2017)

Subsequent to December 31, 2017, we introduced Caffé MonsterTM Vanilla, Caffé MonsterTM Mocha and Caffé MonsterTM Salted Caramel.

In the normal course of business we discontinue certain products and/or product lines. Those products or product lines discontinued in 2017, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Our net sales of $3,369.0 million for the year ended December 31, 2017 represented record annual net sales. The vast majority of our net sales are derived from our Monster Energy® brand energy drinks. Net sales of our Monster Energy® brand energy drinks were $3,035.2 million for the year ended December 31, 2017, an increase of $287.4 million, or 89.9% of our overall increase in net sales for the year ended December 31, 2017. Any decrease in net sales of our Monster Energy® brand energy drinks could have a significant adverse effect on our future revenues and net income. Competitive pressure in the energy drink category could also adversely affect our operating results. Net sales of our Strategic Brands acquired as part of the TCCC Transaction were $299.8 million for the year ended December 31, 2017.

Net changes in foreign currency exchange rates had an unfavorable impact on net sales in the Monster Energy® Drinks segment of approximately $7.6 million for the year ended December 31, 2017. Net changes in foreign currency exchange rates had a favorable impact on net sales in the Strategic Brands segment of approximately $3.7 million for the year ended December 31, 2017.

Our growth strategy includes expanding our international business. Gross sales to customers outside the United States amounted to $1,094.8 million, $888.7 million and $713.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. Such sales were approximately 28%, 25% and 23% of gross sales for the years ended December 31, 2017, 2016 and 2015, respectively. Net changes in foreign currency exchange rates had an unfavorable impact on gross sales to customers outside the United States of approximately 1%, 3% and 14% for the years ended December 31, 2017, 2016, and 2015, respectively.

Our customers are primarily full service beverage bottlers/distributors, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, food service customers and the military. Percentages of our gross sales to our various customer types for the years ended December 31, 2017, 2016 and 2015 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such bottlers/distributors’ sales to their own customers.

	2017	2016	2015
U.S. full service bottlers/distributors	63%	65%	65%
International full service bottlers/distributors	28%	25%	23%
Club stores and mass merchandisers	7%	8%	9%
Retail grocery, specialty chains and wholesalers	1%	1%	2%
Other	1%	1%	1%

Our customers include the TCCC North American Bottlers (including CCBCC Operations, LLC), Coca-Cola European Partners, Coca-Cola Hellenic, Coca-Cola FEMSA, Coca-Cola Amatil, Swire Coca-Cola group in China, COFCO Coca-Cola group in China, Coca-Cola Beverages Africa, Coca-Cola Içecek Asahi Soft Drinks, Co., Ltd., Kalil Bottling Group, Wal-Mart, Inc. (including Sam’s Club), Costco Wholesale Corporation, Big Geyser, Inc. and select AB Distributors. TCCC, through the TCCC Subsidiaries, accounted for approximately 18%, 41% and 43% of our net sales for the years ended December 31, 2017, 2016 and 2015, respectively. As part of the North America Refranchising, the territories of certain TCCC Subsidiaries have been transitioned to certain independent/non wholly-owned TCCC bottler/distributors. Accordingly, our percentage of net sales classified as sales to the TCCC Subsidiaries decreased for the year ended December 31, 2017. CCBCC Operations, LLC accounted for approximately 13%, 9% and 6% of our net sales for the years ended December 31, 2017, 2016 and 2015, respectively. A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations.

We continue to incur expenditures in connection with the development and introduction of new products and flavors.

Value Drivers of our Business

We believe that the key value drivers of our business include the following:

•                 International Growth – The introduction, development and sustained profitability of our Monster Energy® brand internationally remains a key value driver for our corporate growth. The TCCC Transaction is expected to secure fully aligned access to TCCC’s leading global distribution system, which we anticipate will accelerate our international performance. In addition, we anticipate that the TCCC Transaction will provide scale and platform synergies in a range of international geographies where we currently have limited presence, which is expected to increase our energy business in a number of international markets and establish a presence in additional countries for our Monster Energy® drinks brand.

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

We believe that, subject to increases in the costs of certain raw materials being contained, these value drivers, when implemented and/or achieved in the United States and internationally, will result in: (1) improving or maintaining our product gross profit margins; (2) providing additional leverage over time through reduced expenses as a percentage of net operating revenues; and (3) enhancing our cost of capital. The ultimate measure of success is and will be reflected in our current and future results of operations.

Gross and net sales, gross profit, operating income, net income and net income per share represent key measurements of the above value drivers. These measurements will continue to be a key management focus in 2017 and beyond (See “Part II, Item 7 – Results of Operations – Results of Operations for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016”).

As of December 31, 2017, the Company had working capital of $1,526.0 million compared to $961.7 million as of December 31, 2016. The increase in working capital was primarily the result of retained profits reflected in an overall increase in cash, cash equivalents and short-term investments. For the year ended December 31, 2017, our net cash provided by operating activities was approximately $987.7 million as compared to $701.4 million for the year ended December 31, 2016. Principal uses of cash flows in 2017, were purchases of investments, development of our Monster Energy® brand internationally and acquisition of real property and other property and equipment. These principal uses of cash flows are expected to be and remain our principal recurring use of cash and working capital funds in the future (See “Part II, Item 7 – Liquidity and Capital Resources”).

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

In addition, other key challenges and risks that could impact our Company’s future financial results include, but are not limited to:

•	the risks associated with the realization of benefits from the TCCC Transaction;
•	changes in consumer preferences and demand for our products;
•	economic uncertainty in the United States, Europe and other countries in which we operate;
•	the risks associated with foreign currency exchange rate fluctuations;
•	maintenance of our brand image and product quality;
•	increasing concern over various health matters, including obesity, caffeine consumption and energy drinks generally, and changes in regulation and consumer preferences in response to those concerns;
•	profitable expansion and growth of our family of brands in the competitive market place (See “Part I, Item 1 – Business – Competition” and “Part I, Item 1 – Business – Sales and Marketing”);
•	costs of establishing and promoting our brands internationally;
•	increase in costs of raw materials used by us;
•

restrictions on imports and sources of supply, duties or tariffs, changes in related government regulations and disruptions in the timely import or export of our products and/or ingredients due to port strikes, related labor issues or other importation impediments;

•

protection of our existing intellectual property portfolio of trademarks and copyrights and the continuous pursuit to develop and protect new and innovative trademarks and copyrights for our expanding product lines;

•	limitations on available quantities of certain package containers such as the aluminum 24-ounce Cap-Can and PET cans;
•	limitations on co-packing availability, particularly for retort production; and
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

•                 the introduction of new package formats designed to generate strong revenue growth;

•                 package, pricing and channel opportunities to increase profitable growth;

•                 effective strategic positioning to capitalize on industry growth;

•                 broadening distribution/expansion opportunities in both domestic and international markets;

•                 launching and/or relaunching our products and new products into new geographic markets; and

•                 continued focus on reducing our cost base.

Results of Operations

The following table sets forth key statistics for the years ended December 31, 2017, 2016 and 2015, respectively.

(In thousands, except per share amounts)				Percentage Change	Percentage Change
	2017	2016	2015	17 vs. 16	16 vs. 15
Net sales¹	$3,369,045	$3,049,393	$2,722,564	10.5%	12.0%

Cost of sales	1,231,355	1,107,393	1,090,263	11.2%	1.6%
Gross profit*¹	2,137,690	1,942,000	1,632,301	10.1%	19.0%
Gross profit as a percentage of net sales¹	63.5%	63.7%	60.0%

Operating expenses²	938,903	856,662	900,118	9.6%	(4.8%)
Operating expenses as a percentage of net sales	27.9%	28.1%	33.1%

Gain on sale of Monster Non-Energy	-	-	161,470

Operating income¹‚²	1,198,787	1,085,338	893,653	10.5%	21.4%
Operating income as a percentage of net sales	35.6%	35.6%	32.8%

Other income (expense), net	2,836	(5,653)	(2,105)	150.2%	(168.6%)

Income before provision for income taxes¹‚²	1,201,623	1,079,685	891,548	11.3%	21.1%

Provision for income taxes	380,945	367,000	344,815	3.8%	6.4%

Income taxes as a percentage of income before taxes	31.7%	34.0%	38.7%

Net income¹‚²	$820,678	$712,685	$546,733	15.2%	30.4%
Net income as a percentage of net sales	24.4%	23.4%	20.1%

Net income per common share:
Basic	$1.45	$1.21	$0.97	19.4%	25.6%
Diluted	$1.42	$1.19	$0.95	19.7%	25.6%

Case sales (in thousands)
(in 192-ounce case equivalents)	359,957	320,960	274,621	12.2%	16.9%

¹Includes $43.4 million, $40.3 million and $62.8 million for the years ended December 31, 2017, 2016 and 2015, respectively, related to the recognition of deferred revenue. Included in the $43.4 million, $40.3 million and the $62.8 million recognition of deferred revenue for the years ended December 31, 2017, 2016 and 2015, respectively, is $0.6 million, $5.7 million and $39.8 million related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors who were sent notices of termination during the relevant periods.

²Includes $35.4 million, $79.8 million and $224.0 million for the years ended December 31, 2017, 2016 and 2015, respectively, related to distributor termination costs.

*Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses. We include out-bound freight and warehouse costs in operating expenses rather than in cost of sales.

Results of Operations for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016.

Net Sales. Net sales were $3,369.0 million for the year ended December 31, 2017, an increase of approximately $319.7 million, or 10.5% higher than net sales of $3,049.4 million for the year ended December 31, 2016. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $287.4 million of the overall increase in net sales. Net sales of our Monster Energy® brand energy drinks increased partially due to increased sales by volume as a result of increased domestic and international consumer demand. Net sales of our Strategic Brands were $299.8 million for the year ended December 31, 2017, an increase of $27.3 million, or 10.0% higher than net sales of $272.5 million for the year ended December 31, 2016. Net sales of our AFF Third-Party Products were $21.6 million for the year ended December 31, 2017, an increase of $4.6 million, or 27.0% higher than net sales of $17.0 million (effectively from April 1, 2016 to December 31, 2016) for the year ended December 31, 2016. No other individual product line contributed either a material increase or decrease to net sales for the year ended December 31, 2017.

Net changes in foreign currency exchange rates had an unfavorable impact on net sales in the Monster Energy® Drinks segment of approximately $7.6 million for the year ended December 31, 2017. Net changes in foreign currency exchange rates had a favorable impact on net sales in the Strategic Brands segment of approximately $3.7 million for the year ended December 31, 2017.

Case sales, in 192-ounce case equivalents, were 360.0 million cases for the year ended December 31, 2017, an increase of approximately 39.0 million cases or 12.2% higher than case sales of 321.0 million cases for the year ended December 31, 2016. The overall average net sales per case (excluding net sales of AFF Third-Party Products of $21.6 million and $17.0 million for the years ended December 31, 2017 and 2016, respectively, as these sales do not have unit case equivalents) decreased to $9.30 for the year ended December 31, 2017, which was 1.6% lower than the average net sales per case of $9.45 for the year ended December 31, 2016. The lower average net sales price per case was primarily attributable to the changes in geographic sales mix.

Net sales for the Monster Energy® Drinks segment were $3,047.6 million for the year ended December 31, 2017, an increase of approximately $287.7 million, or 10.4% higher than net sales of $2,759.9 million for the year ended December 31, 2016.

Net sales for the Strategic Brands segment were $299.8 million for the year ended December 31, 2017, an increase of approximately $27.3 million, or 10.0% higher than net sales of $272.5 million for the year ended December 31, 2016.

Net sales for the Other segment were $21.6 million for the year ended December 31, 2017, an increase of approximately $4.6 million, or 27.0% higher than net sales of $17.0 million (effectively from April 1, 2016 to December 31, 2016) for the year ended December 31, 2016.

Gross Profit.  Gross profit was $2,137.7 million for the year ended December 31, 2017, an increase of approximately $195.7 million, or 10.1% higher than the gross profit of $1,942.0 million for the year ended December 31, 2016. Gross profit as a percentage of net sales decreased to 63.5% for the year ended December 31, 2017 from 63.7% for the year ended December 31, 2016.  The increase in gross profit dollars was primarily the result of the $287.4 million increase in net sales of our Monster Energy® brand energy drinks as well as an approximately $58.3 million increase in raw material cost savings for the year ended December 31, 2017 from the AFF Transaction. The decrease in gross profit as a percentage of net sales was primarily attributable to geographical sales mix (our foreign operations generally have lower gross profit margins) and to certain increases in other costs, which were partially offset by raw material cost savings from the AFF Transaction and changes in domestic product sales mix.

Operating Expenses.  Total operating expenses were $938.9 million for the year ended December 31, 2017, an increase of approximately $82.2 million, or 9.6% higher than total operating expenses of $856.7 million for the year ended December 31, 2016. The increase in operating expenses was primarily due to increased payroll expenses of $40.5 million (of which $6.4 million was related to an increase in stock-based compensation), increased expenditures of $26.6 million for sponsorships and endorsements, increased expenditures of $15.9 million for commissions, increased out-bound freight and warehouse costs of $11.1 million, increased expenditures of $9.9 million for allocated trade development and increased expenditures of $8.3 million for merchandise displays.  The increase in operating expenses was partially offset by the $44.3 million decrease in costs associated with distributor terminations and to decreased expenditures of $13.9 million for professional service fees, including legal and accounting costs.

Contribution Margin.  Contribution margin for the Monster Energy® Drinks segment was $1,264.6 million for the year ended December 31, 2017, an increase of approximately $116.2 million, or 10.1% higher than contribution margin of $1,148.4 million for the year ended December 31, 2016. The increase in contribution margin for the Monster Energy® Drinks segment was primarily the result of the $287.4 million increase in net sales of our Monster Energy® brand energy drinks as well an approximately $58.3 million increase in raw material cost savings for the year ended December 31, 2017 from the AFF Transaction.

Contribution margin for the Strategic Brands segment was $174.5 million for the year ended December 31, 2017, an increase of approximately $11.3 million, or 7.0% higher than contribution margin of $163.1 million for the year ended December 31, 2016. The increase in contribution margin for the Strategic Brands segment was primarily due to an increase in net sales.

Contribution margin for the Other segment was $5.6 million for the year ended December 31, 2017, an increase of approximately $3.3 million, or 143.3% higher than contribution margin of $2.3 million for the year ended December 31, 2016.

Operating Income.  Operating income was $1,198.8 million for the year ended December 31, 2017, an increase of approximately $113.4 million, or 10.5% higher than operating income of $1,085.3 million for the year ended December 31, 2016. Operating income as a percentage of net sales was 35.6% for both the years ended December 31, 2017 and 2016. Operating income was $139.3 million and $101.7 million for the year ended December 31, 2017 and 2016, respectively, in connection with our operations in Africa, Asia, Australia, Europe, the Middle East and South America.

Other Income (Expense), net.  Other non-operating income (expense), net, was $2.8 million for the year ended December 31, 2017, as compared to other non-operating income (expense), net of ($5.7) million for the year ended December 31, 2016. Foreign currency transaction losses were $3.3 million and $9.7 million for the year ended December 31, 2017 and 2016, respectively. Interest income, net was $5.9 million and $4.0 million for the year ended December 31, 2017 and 2016, respectively.

Provision for Income Taxes.  Provision for income taxes was $380.9 million for the year ended December 31, 2017, an increase of $13.9 million, or 3.8% higher than the provision for income taxes of $367.0 million for the year ended December 31, 2016. The effective combined federal, state and foreign tax rate decreased to 31.7% from 34.0% for the year ended December 31, 2017 and 2016, respectively. The decrease in the effective tax rate was primarily due to the increase in profits earned by foreign subsidiaries in lower tax jurisdictions relative to the United States as well as to the increase in equity compensation deductions, due in part to the increase in the related excess tax benefits recorded in net income. The decrease in the effective tax rate was partially offset by the recognition of $39.8 million of tax expense related to the revaluation of the U.S. net deferred tax asset at December 31, 2017, from 35% to the newly enacted U.S. corporate income tax rate of 21% due to the Tax Reform Act enacted on December 22, 2017.

Net Income.  Net income was $820.7 million for the year ended December 31, 2017, an increase of $108.0 million, or 15.2% higher than net income of $712.7 million for the year ended December 31, 2016. The increase in net income was primarily due to the $195.7 million increase in gross profit. The increase in net income was partially offset by the increase in operating expenses of $82.2 million and the increase in the provision for income taxes of $13.9 million.

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

Other Income (Expense), net.  Other expense, net was ($5.7) million for the year ended December 31, 2016, as compared to other expense, net of ($2.1) million for the year ended December 31, 2015. Foreign currency transaction losses were $9.7 million and $5.5 million for the years ended December 31, 2016 and 2015, respectively. Interest income, net was $4.0 million and $3.1 million for the years ended December 31, 2016 and 2015, respectively.

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

Non-GAAP Financial Measures

Gross Sales**.  Gross sales were $3,861.4 million for the year ended December 31, 2017, an increase of approximately $375.9 million, or 10.8% higher than gross sales of $3,485.5 million for the year ended December 31, 2016. The increase in gross sales of our Monster Energy® brand energy drinks represented approximately $345.1 million of the overall increase in gross sales. Gross sales of our Monster Energy® brand energy drinks increased partially due to increased sales by volume as a result of increased domestic and international consumer demand.  Gross sales of our Strategic Brands were $318.5 million for the year ended December 31, 2017, an increase of $23.8 million, or 8.1% higher than gross sales of $294.6 million for the year ended December 31, 2016. Gross sales of our AFF Third-Party Products were $21.6 million for the year ended December 31, 2017, an increase of $4.4 million, or 25.7% higher than gross sales of $17.2 million for the year ended December 31, 2016. No other individual product line contributed either a material increase or decrease to net sales for the year ended December 31, 2017.

Promotional and other allowances, as described in the footnote below, were $492.3 million for the year ended December 31, 2017, an increase of $56.3 million, or 12.9% higher than promotional and other allowances of $436.1 million for the year ended December 31, 2016. Promotional and other allowances as a percentage of gross sales increased to 12.7% from 12.5% for the year ended December 31, 2017 and 2016, respectively.

Net changes in foreign currency exchange rates had an unfavorable impact on gross sales in the Monster Energy® Drinks segment of approximately $11.9 million for the year ended December 31, 2017. Net changes in foreign currency exchange rates had a favorable impact on gross sales in the Strategic Brands segment of approximately $3.7 million for the year ended December 31, 2017.

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

The following table reconciles the non-GAAP financial measure of gross sales with the most directly comparable GAAP financial measure of net sales:

In thousands				Percentage Change	Percentage Change
	2017	2016	2015	17 vs. 16	16 vs. 15
Gross sales, net of discounts and returns	$3,861,368	$3,485,463	$3,105,665	10.8%	12.2%
Less: Promotional and other allowances***	492,323	436,070	383,101	12.9%	13.8%
Net Sales	$3,369,045	$3,049,393	$2,722,564	10.5%	12.0%

***Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the presentation thereof does not conform with GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances primarily include consideration given to the Company’s bottlers/distributors or retail customers including, but not limited to, the following: (i) discounts granted off list prices to support price promotions to end-consumers by retailers; (ii) reimbursements given to the Company’s bottlers/distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (iii) the Company’s agreed share of fees given to bottlers/distributors and/or directly to retailers for advertising, in-store marketing and promotional activities; (iv) the Company’s agreed share of slotting, shelf space allowances and other fees given directly to retailers; (v) incentives given to the Company’s bottlers/distributors and/or retailers for achieving or exceeding certain predetermined sales goals; (vi) discounted or free products; (vii) contractual fees given to the Company’s bottlers/distributors related to sales made by the Company direct to certain customers that fall within the bottler’s/distributors’ sales territories; and (viii) commissions paid to our customers. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. Promotional and other allowances constitute a material portion of our marketing activities. The Company’s promotional allowance programs with its numerous bottlers/distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year. The primary drivers of our promotional and other allowance activities for the years ended December 31, 2017, 2016 and 2015 were (i) to promote trial and increase sales volume, (ii) to address market conditions, and (iii) to secure shelf and display space at retail.

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

	2017	2016	2015	2014	2013
Net Sales (in Thousands)
Quarter 1	$742,146	$680,186	$626,791	$536,129	$484,223
Quarter 2	907,068	827,488	693,722	687,199	630,934
Quarter 3	909,476	787,954	756,619	635,972	590,422
Quarter 4	810,355	753,765	645,432	605,567	540,849
Total	$3,369,045	$3,049,393	$2,722,564	$2,464,867	$2,246,428

Less: AFF third party net sales (in Thousands)
Quarter 1	$(5,539)	$-	$-	$-	$-
Quarter 2	(6,174)	(6,635)	-	-	-
Quarter 3	(5,200)	(5,686)	-	-	-
Quarter 4	(4,692)	(4,690)	-	-	-
Total	$(21,605)	$(17,011)	$-	$-	$-

Adjusted Net Sales (in Thousands)¹
Quarter 1	$736,607	$680,186	$626,791	$536,129	$484,223
Quarter 2	900,894	820,853	693,722	687,199	630,934
Quarter 3	904,276	782,268	756,619	635,972	590,422
Quarter 4	805,663	749,075	645,432	605,567	540,849
Total	$3,347,440	$3,032,382	$2,722,564	$2,464,867	$2,246,428

Unit Case Volume / Sales (in Thousands)
Quarter 1	79,992	72,653	57,779	51,926	47,749
Quarter 2	97,233	87,574	68,037	65,587	61,615
Quarter 3	96,184	82,767	81,274	62,204	59,204
Quarter 4	86,548	77,966	67,531	58,563	52,780
Total	359,957	320,960	274,621	238,280	221,348

Adjusted Average Net Sales Per Case
Quarter 1	$9.21	$9.36	$10.85	$10.32	$10.14
Quarter 2	9.27	9.37	10.20	10.48	10.24
Quarter 3	9.40	9.45	9.31	10.22	9.97
Quarter 4	9.31	9.61	9.56	10.34	10.25
Total	$9.30	$9.45	$9.91	$10.34	$10.15

1Excludes Other segment net sales of $21.6 million and $17.0 million for the years ended December 31, 2017 and 2016, respectively, comprised of sales of our AFF Third-Party Products to independent third parties as these sales do not have unit case equivalents.

The following represents case sales by segment for the years ended December 31:

(In thousands, except average net sales per case)
	2017	2016	2015	2014	2013
Net sales	$3,369,045	$3,049,393	$2,722,564	$2,464,867	$2,246,428
Less: AFF third-party sales	(21,605)	(17,011)	-	-	-
Adjusted net sales¹	$3,347,440	$3,032,382	$2,722,564	$2,464,867	$2,246,428

Case sales by segment:
Monster Energy® Drinks	289,105	256,323	228,628	210,444	191,830
Strategic Brands	70,852	64,637	34,791	-	-
Other	-	-	11,202	27,836	29,518
Total case sales	359,957	320,960	274,621	238,280	221,348
Average net sales per case	$9.30	$9.45	$9.91	$10.34	$10.15

1Excludes Other segment net sales of $21.6 million and $17.0 million for the years ended December 31, 2017 and 2016, respectively, comprised of sales of our AFF Third-Party Products to independent third parties as these sales do not have unit case equivalents.

Inflation

We do not believe that inflation had a significant impact on our results of operations for the years ended December 31, 2017, 2016 or 2015.

Liquidity and Capital Resources

Cash flows provided by operating activities.  Cash provided by operating activities was $987.7 million for the year ended December 31, 2017, as compared with cash provided by operating activities of $701.4 million for the year ended December 31, 2016.

For the year ended December 31, 2017, cash provided by operating activities was primarily attributable to net income earned of $820.7 million and adjustments for certain non-cash expenses, consisting of $52.3 million of stock-based compensation and $48.9 million of depreciation and other amortization. For the year ended December 31, 2017, cash provided by operating activities also increased due to a $125.0 million decrease in the TCCC Transaction receivables, a $67.9 million decrease in deferred income taxes, a $29.6 million increase in accounts payable, a $21.1 million increase in accrued promotional allowances, a $11.8 million decrease in accounts receivable, a $4.5 million increase in accrued compensation and a $4.7 million decrease in distributor receivables. For the year ended December 31, 2017, cash used in operating activities was primarily attributable to a $71.3 million increase in prepaid income taxes, an $88.9 million increase in inventories, a $19.9 million decrease in deferred revenue, a $8.2 million decrease in accrued distributor terminations, a $4.5 million decrease in accrued liabilities, a $3.6 million decrease in income taxes payable and a $2.4 million increase in prepaid expenses and other current assets.

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

Cash flows used in investing activities. Net cash used in investing activities was $531.5 million for the year ended December 31, 2017 as compared to cash used in investing activities of $256.2 million for the year ended December 31, 2016.

For the year ended December 31, 2017, cash used in investing activities was primarily attributable to purchases of available-for-sale investments. For the year ended December 31, 2016, cash used in investing activities was primarily attributable to the purchase of AFF as well as purchases of held-to-maturity investments. For the year ended December 31, 2017, cash provided by investing activities was primarily attributable to sales of available-for-sale investments. For the year ended December 31, 2016, cash provided by investing activities was primarily attributable to maturities of held-to-maturity investments. For both the years ended December 31, 2017 and 2016, cash used in investing activities also included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, real property, computer software, equipment used for sales and administrative activities, certain leasehold improvements and improvements to real property. We expect to continue to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, leasehold improvements, the acquisition of capital equipment (specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products and to develop our brand in international markets) and for other corporate purposes. From time to time, we may also use cash to purchase additional real property related to our beverage business and/or acquire compatible businesses.

Cash flows used in financing activities.  Cash used in financing activities was $311.1 million for the year ended December 31, 2017 as compared to cash used in financing activities of $2,238.4 million for the year ended December 31, 2016. The cash flows used in financing activities for both the years ended December 31, 2017 and 2016 was primarily the result of the repurchases of our common stock. The cash flows provided by financing activities for both the years ended December 31, 2017, and 2016 was primarily attributable to the issuance of our common stock.

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

Cash and cash equivalents, short-term and long-term investments – As of December 31, 2017, we had $528.6 million in cash and cash equivalents and $675.3 million in short-term and long-term investments. We have historically invested these amounts in U.S. Treasury bills, U.S. government agency securities and municipal securities (which may have an auction reset feature), certificates of deposit, commercial paper, variable rate demand notes and money market funds meeting certain criteria. We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical rating organizations) in selecting and maintaining our investments. We regularly assess market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Of our $528.6 million of cash and cash equivalents held at December 31, 2017, $266.5 million was held by our foreign subsidiaries. No short-term or long-term investments were held by our foreign subsidiaries at December 31, 2017. Previously, amounts held by foreign subsidiaries were generally subject to U.S. income tax upon repatriation to the U.S. However, the Tax Reform Act enacted in December 2017, requires us to pay a one-time deemed repatriation toll charge on cumulative undistributed foreign earnings for which we have not previously provided U.S. taxes. We estimated that our obligation associated with this one-time deemed repatriation toll charge to be $2.1 million, which was included in the provision for income taxes for the year ended December 31, 2017. The $2.1 million will be paid in installments over eight years. As a result of the Tax Reform Act, we can repatriate our cumulative undistributed foreign earnings back to the U.S. at any time with minimal U.S. income tax consequences, other than the one-time deemed repatriation toll charge and do not anticipate other material non-U.S. tax consequences resulting thereafter.

We believe that cash available from operations, including our cash resources and our revolving line of credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of shares of our common stock, as well as purchases of capital assets, equipment and properties, through at least the next 12 months. Based on our current plans, at this time we estimate that capital expenditures (exclusive of common stock repurchases) are likely to be approximately $100.0 million through December 31, 2018.  However, future business opportunities may cause a change in this estimate.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of December 31, 2017:

	Payments due by period (in thousands)
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Contractual Obligations¹	$155,871	$96,774	$53,423	$5,674	$-
Capital Leases	1,255	1,255	-	-	-
Operating Leases	16,715	2,588	3,566	3,214	7,347
Purchase Commitments²	37,759	37,759	-	-	-
	$211,600	$138,376	$56,989	$8,888	$7,347

¹Contractual obligations include our obligations related to sponsorships and other commitments.

²Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms, but are generally satisfied within one year.

In September 2016, we completed the acquisition of approximately 49 acres of land, located in Rialto, CA, for a purchase price of approximately $39.1 million. In the fourth quarter of 2017, we completed the construction of an approximately 1,000,000 square-foot building (the “Rialto Warehouse”) on this land, which we anticipate will be LEED certified, to replace our leased warehouse and distribution facilities located in Corona, CA. We entered into an approximately $38.1 million guaranteed maximum price construction contract for the construction of the building, of which $4.6 million remained outstanding as of December 31, 2017.  During the three-months ended September 30, 2017, we transitioned our Southern California warehouse and distribution operations to the Rialto Warehouse, which was fully operational by December 31, 2017.

In addition, $6.5 million of recognized tax benefits have been recorded as liabilities as of December 31, 2017.  It is expected that any change in the amount of unrecognized tax benefit within the next 12 months will not be significant.  In addition, $1.3 million of potential penalties and interest have been recorded as liabilities as of December 31, 2017.

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

Goodwill – The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not amortized; instead goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If the Company determines that the fair value is less than the carrying value, the Company will use a two-step process to determine the amount of goodwill impairment. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process, performed only if a potential impairment exists, involves determining the difference between the fair value of the reporting unit’s net assets, other than goodwill, and the fair value of the reporting unit. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value. For the fiscal years ended December 31, 2017, 2016 and 2015 there were no impairments recorded.

Other Intangibles – Other Intangibles are comprised of trademarks that represent the Company’s exclusive ownership of the Monster Energy®, ®, Monster Energy Ultra®, Monster Rehab®, Mutant®, Java Monster®, Unleash the Beast!®, Monster Hydro®, Espresso MonsterTM, Caffé MonsterTM, Monster Energy Extra Strength Nitrous Technology®, Muscle Monster®, Punch Monster®, Juice Monster®,  M3(stylized)®, Übermonster®, BU®, Nalu®, NOS®, Full Throttle®, Burn®, Mother®, Ultra Energy®, Play® and Power Play(stylized)®, Gladiator®, Relentless®, Samurai® and BPM® trademarks, all used in connection with the manufacture, sale and distribution of beverages. The Company also owns in its own right a number of other trademarks in the United States, as well as in a number of countries around the world. In addition, as a result of the AFF Transaction, we secured the intellectual property of our most important flavors for certain of our Monster Energy® Brand energy drinks in perpetuity. In accordance with FASB ASC 350, intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of its indefinite-lived assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. The Company amortizes its intangibles with finite useful lives over their respective useful lives. For the fiscal years ended December 31, 2017, 2016 and 2015 there were no impairments recorded.

Long-Lived Assets – Management regularly reviews property and equipment and other long-lived assets, including certain definite-lived intangible assets, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  If there is indication of impairment, management then prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated using the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. For the fiscal years ended December 31, 2017, 2016 and 2015, there were no impairment indicators identified. Long-lived assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell.

Foreign Currency Translation and Transactions – The accounts of the Company’s foreign subsidiaries are translated in accordance with FASB ASC 830. Foreign currency transaction gains and losses are recognized in other expense, net, at the time they occur. Net foreign currency exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries whose functional currency is not the U.S. dollar are recorded as a part of accumulated other comprehensive loss in stockholders’ equity. Unrealized foreign currency exchange gains and losses on certain intercompany transactions that are of a long-term investment nature (i.e., settlement is not planned or anticipated in the foreseeable future) are also recorded in accumulated other comprehensive loss in stockholders’ equity. During the years ended December 31, 2017, 2016 and 2015, we entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries non-functional currency denominated assets and liabilities. All foreign currency exchange contracts outstanding as of December 31, 2017 have terms of one month or less. We do not enter into forward currency exchange contracts for speculation or trading purposes.

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

The Company also enters into license agreements that generate revenues associated with third-party sales of non-beverage products bearing our trademarks, including, but not limited to, clothing, hats, t-shirts, jackets, helmets and automotive wheels.

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
•

The effect of TCCC’s refranchising initiative to transition from a TCCC owned system to an independent/non-wholly owned bottling system, including our ability to maintain relationships with the bottler/distributors and manage their ongoing commitment to focus on our products;

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

•	Any shortages that may be experienced in the procurement of containers and/or other raw materials including, without limitation, the PET containers used for our Monster Hydro® energy drinks;
•	The impact of corporate activity among the limited number of suppliers from whom we purchase certain raw materials on our cost of sales;
•	Our ability to pass on to our customers all or a portion of any increases in the costs of raw materials, ingredients, commodities and/or other cost inputs affecting our business;
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

Our gross sales to customers outside of the United States were approximately 28% and 25% of consolidated gross sales for the years ended December 31, 2017 and 2016, respectively. Our growth strategy includes expanding our international business. As a result, we are subject to risks from changes in foreign currency exchange rates. During the year ended December 31, 2017, we entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts entered into by us as of December 31, 2017 have terms of one month or less. We do not enter into forward currency exchange contracts for speculation or trading purposes.

We have not designated our foreign currency exchange contracts as hedge transactions under FASB ASC 815. Therefore, gains and losses on our foreign currency exchange contracts are recognized in other expense, net, in the consolidated statements of income, and are largely offset by the changes in the fair value of the underlying economically hedged item. We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates as of December 31, 2017 to be significant.

As of December 31, 2017, we had $528.6 million in cash and cash equivalents and $675.3 million in short-term and long-term investments including certificates of deposit, commercial paper, U.S. government agency securities, variable rate demand notes and municipal securities (which may have an auction reset feature). Certain of these investments are subject to general credit, liquidity, market and interest rate risks.

ITEM 8.                                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required to be furnished in response to this ITEM 8 follows the signature page and Index to Exhibits hereto at pages 72 through 116.

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

Management’s Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our management’s evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Our internal control over financial reporting as of December 31, 2017, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Monster Beverage Corporation

Corona, California

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Monster Beverage Corporation and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2017, of the Company and our report dated March 1, 2018, expressed an unqualified opinion on those financial statements and financial statement schedule.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

March 1, 2018

ITEM 9B.        OTHER INFORMATION

On February 27, 2018, our Board of Directors authorized a new share repurchase program for the purchase of up to $250.0 million of the Company’s outstanding common stock (the “February 2018 Repurchase Plan”). As $250.0 million remains available for grant under the February 2017 Repurchase Plan, the aggregate amount available to repurchase the Company’s common stock is currently $500.0 million.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding our directors is included under the caption “Proposal One – Election of Directors” in our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017 (the “2018 Proxy Statement”) and is incorporated herein by reference.

Information concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2018 Proxy Statement and is incorporated herein by reference.

Information concerning the Audit Committee and the Audit Committee Financial expert is reported under the caption “Audit Committee; Report of the Audit Committee; Duties and Responsibilities” in our 2018 Proxy Statement and is incorporated herein by reference.

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

Monster Beverage Corporation

1 Monster Way

Corona, CA 92879

(951) 739-6200

(800) 426-7367

ITEM 11.        EXECUTIVE COMPENSATION

Information concerning the compensation of our directors and executive officers and Compensation Committee Interlocks and Insider Participation is reported under the captions “Compensation Discussion and Analysis,” and “Compensation Committee,” respectively, in our 2018 Proxy Statement and is incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The disclosure set forth in Item 5, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities”, of this report is incorporated herein.

Information concerning the beneficial ownership of the Company’s Common Stock of (a) those persons known to the Company to be the beneficial owners of more than 5% of the Company’s common stock; (b) each of the Company’s directors and nominees for director; and (c) the Company’s executive officers and all of the Company’s current directors and executive officers as a group is reported under the caption “Principal Stockholders and Security Ownership of Management” in our 2018 Proxy Statement and is incorporated herein by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is reported under the caption “Certain Relationships and Related Transactions and Director Independence” in our 2018 Proxy Statement and is incorporated herein by reference.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning our accountant fees and our Audit Committee’s pre-approval of audit and permissible non-audit services of independent auditors is reported under the captions “Principal Accounting Firm Fees” and “Pre-Approval of Audit and Non-Audit Services,” respectively, in our 2018 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

ITEM 16.        FORM 10-K SUMMARY

None

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

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to our Form 10-K dated November 7, 2016).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to our Form 8-K dated June 18, 2015).
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

10.3	Form of Indemnification Agreement (to be provided by Hansen Natural Corporation to its directors) (incorporated by reference to Exhibit 10.1 to our Form 8-K dated November 14, 2005).
10.4+	Hansen Natural Corporation 2001 Amended and Restated Stock Option Plan (incorporated by reference to Exhibit A to our Proxy Statement dated September 25, 2007).
10.5+

Form of Restricted Stock Unit Agreement pursuant to the 2009 Hansen Natural Corporation Stock Incentive Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to our Form 10-K dated August 5, 2016).

10.6+	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to our Form 10-Q dated August 9, 2011).
10.7+	Monster Beverage Corporation 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K dated May 24, 2011).
10.8+	Employment Agreement between Monster Beverage Corporation and Rodney C. Sacks (incorporated by reference to Exhibit 10.1 to our Form 8-K dated March 19, 2014).
10.9+	Employment Agreement between Monster Beverage Corporation and Hilton H. Schlosberg (incorporated by reference to Exhibit 10.2 to our Form 8-K dated March 19, 2014).
10.10+*	Form of Stock Option Agreement
10.11+*	Form of Stock Option Agreement of Chief Executive Officer and President and Chief Financial Officer
10.12+	Monster Beverage Corporation 2017 Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.1 to our Form S-8 dated June 21, 2017).
10.13+	Monster Beverage Corporation Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.2 to our Form S-8 dated June 21, 2017).
10.14+*	Amended and Restated Monster Beverage Corporation Deferred Compensation Plan.
21*	Subsidiaries
23*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification by CEO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2*	Certification by CFO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1*	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2*	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101*

The following materials from Monster Beverage Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) the Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, and (vi) the Notes to Consolidated Financial Statements.

*              Filed herewith.

+              Management contract or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION

/s/ RODNEY C. SACKS	Rodney C. Sacks	Date: March 1, 2018
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RODNEY C. SACKS	Chairman of the Board of	March 1, 2018
Rodney C. Sacks	Directors and Chief Executive Officer (principal executive officer)

/s/ HILTON H. SCHLOSBERG	Vice Chairman of the Board of	March 1, 2018
Hilton H. Schlosberg	Directors, President, Chief Operating Officer, Chief Financial Officer and Secretary (principal financial officer, controller and principal accounting officer)

/s/ NORMAN C. EPSTEIN	Director	March 1, 2018
Norman C. Epstein

/s/ MARK J. HALL	Director	March 1, 2018
Mark J. Hall

/s/ GARY P. FAYARD	Director	March 1, 2018
Gary P. Fayard

/s/ BENJAMIN M. POLK	Director	March 1, 2018
Benjamin M. Polk

/s/ SYDNEY SELATI	Director	March 1, 2018
Sydney Selati

/s/ HAROLD C. TABER, JR.	Director	March 1, 2018
Harold C. Taber, Jr.

/s/ MARK S. VIDERGAUZ	Director	March 1, 2018
Mark S. Vidergauz

/s/ KATHY N WALLER	Director	March 1, 2018
Kathy N. Waller

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Monster Beverage Corporation

Corona, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Monster Beverage Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

March 1, 2018

We have served as the Company’s auditor since 1991.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2017 AND 2016 (In Thousands, Except Par Value)

	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$528,622	$377,582
Short-term investments	672,933	220,554
Accounts receivable, net	449,476	448,051
TCCC Transaction receivable	–	125,000
Inventories	255,745	161,971
Prepaid expenses and other current assets	40,877	32,562
Prepaid income taxes	138,724	66,550
Total current assets	2,086,377	1,432,270

INVESTMENTS	2,366	2,394
PROPERTY AND EQUIPMENT, net	230,276	173,343
DEFERRED INCOME TAXES	92,333	159,556
GOODWILL	1,331,643	1,331,643
OTHER INTANGIBLE ASSETS, net	1,034,085	1,032,635
OTHER ASSETS	13,932	21,630
Total Assets	$4,791,012	$4,153,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$245,910	$193,270
Accrued liabilities	87,475	79,526
Accrued promotional allowances	137,998	110,237
Accrued distributor terminations	91	8,184
Deferred revenue	43,236	41,672
Accrued compensation	34,996	30,043
Income taxes payable	10,645	7,657
Total current liabilities	560,351	470,589

DEFERRED REVENUE	334,354	353,173

OTHER LIABILITIES	1,095	–

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:

Common stock - $0.005 par value; 1,250,000 shares authorized; 629,255 shares issued and 566,298 shares outstanding as of December 31, 2017; 623,201 shares issued and 566,566 shares outstanding as of December 31, 2016	3,146	3,116
Additional paid-in capital	4,150,628	4,051,245
Retained earnings	2,928,226	2,107,548
Accumulated other comprehensive loss	(16,659)	(23,249)
Common stock in treasury, at cost; 62,957 shares and 56,635 shares as of December 31, 2017 and 2016, respectively	(3,170,129)	(2,808,951)
Total stockholders’ equity	3,895,212	3,329,709
Total Liabilities and Stockholders’ Equity	$4,791,012	$4,153,471

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(In Thousands, Except Per Share Amounts)

	2017	2016	2015

NET SALES	$3,369,045	$3,049,393	$2,722,564

COST OF SALES	1,231,355	1,107,393	1,090,263

GROSS PROFIT	2,137,690	1,942,000	1,632,301

OPERATING EXPENSES	938,903	856,662	900,118

GAIN ON SALE OF MONSTER NON-ENERGY (NOTE 2)	–	–	161,470

OPERATING INCOME	1,198,787	1,085,338	893,653

OTHER INCOME (EXPENSE), NET	2,836	(5,653)	(2,105)

INCOME BEFORE PROVISION FOR INCOME TAXES	1,201,623	1,079,685	891,548

PROVISION FOR INCOME TAXES	380,945	367,000	344,815

NET INCOME	$820,678	$712,685	$546,733

NET INCOME PER COMMON SHARE:
Basic	$1.45	$1.21	$0.97
Diluted	$1.42	$1.19	$0.95

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	566,782	587,874	566,448
Diluted	577,141	599,819	577,758

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015 (In Thousands)

	2017	2016	2015
Net income, as reported	$820,678	$712,685	$546,733
Other comprehensive (loss) income:
Change in foreign currency translation adjustment, net of tax	7,238	(1,178)	(10,425)
Available-for-sale investments:
Change in net unrealized losses	(648)	(193)	-
Reclassification adjustment for net gains included in net income	-	-	-
Net change in available-for-sale investments	(648)	(193)	-
Other comprehensive (loss) income	6,590	(1,371)	(10,425)
Comprehensive income	$827,268	$711,314	$536,308

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015 (In Thousands)

					Accumulated Other			Total
	Common stock		Additional	Retained	Comprehensive	Treasury stock		Stockholders’
	Shares	Amount	Paid-in Capital	Earnings	Loss	Shares	Amount	Equity
Balance, January 1, 2015	621,012	$3,105	$424,075	$2,330,510	$(11,453)	(117,846)	$(1,231,087)	$1,515,150
Stock-based compensation	-	-	32,719	-	-	-	-	32,719
Exercise of stock options	22,275	111	49,217	-	-	-	-	49,328
Issuance of common stock	102,123	511	3,168,624	-	-	-	-	3,169,135
Excess tax benefits from share based payment arrangements	-	-	314,737	-	-	-	-	314,737
Repurchase of common stock	-	-	-	-	-	(18,864)	(807,967)	(807,967)
Cancellation of treasury stock	(124,353)	(622)	415	(1,482,380)	-	124,353	1,482,587	-
Foreign currency translation	-	-	-	-	(10,425)	-	-	(10,425)
Net income	-	-	-	546,733	-	-	-	546,733
Balance, December 31, 2015	621,057	$3,105	$3,989,787	$1,394,863	$(21,878)	(12,357)	$(556,467)	$4,809,410
Stock-based compensation	-	-	45,848	-	-	-	-	45,848
Exercise of stock options	2,144	11	16,441	-	-	-	-	16,452
Unrealized loss on available-for- sale securities	-	-	-	-	(193)	-	-	(193)
Excess tax benefits from share based payment arrangements	-	-	(831)	-	-	-	-	(831)
Repurchase of common stock	-	-	-	-	-	(44,278)	(2,252,484)	(2,252,484)
Foreign currency translation	-	-	-	-	(1,178)	-	-	(1,178)
Net income	-	-	-	712,685	-	-	-	712,685
Balance, December 31, 2016	623,201	$3,116	$4,051,245	$2,107,548	$(23,249)	(56,635)	$(2,808,951)	$3,329,709
Stock-based compensation	-	-	52,282	-	-	-	-	52,282
Exercise of stock options	6,054	30	52,596	-	-	-	-	52,626
Unrealized loss on available-for- sale securities	-	-	-	-	(648)	-	-	(648)
Reversal of excess tax benefits from share based payment arrangements	-	-	(5,495)	-	-	-	-	(5,495)
Repurchase of common stock	-	-	-	-	-	(6,322)	(361,178)	(361,178)
Foreign currency translation	-	-	-	-	7,238	-	-	7,238
Net income	-	-	-	820,678	-	-	-	820,678
Balance, December 31, 2017	629,255	$3,146	$4,150,628	$2,928,226	$(16,659)	(62,957)	$(3,170,129)	$3,895,212

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015 (In Thousands)

	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$820,678	$712,685	$546,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,887	40,845	30,860
(Gain) loss on disposal of property and equipment	(1,161)	(204)	193
Gain on sale of Monster Non-Energy	–	–	(161,470)
Stock-based compensation	52,282	45,848	32,719
Loss on put option	–	–	250
Gain on investments, net	–	–	(250)
Deferred income taxes	67,935	(19,092)	(181,582)
Effect on cash of changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	11,822	(86,382)	(77,331)
TCCC Transaction receivable	125,000	–	–
Distributor receivables	4,716	(19,981)	600
Inventories	(88,867)	20,875	(7,068)
Prepaid expenses and other current assets	(2,396)	(6,682)	(9,713)
Prepaid income taxes	(71,332)	(48,023)	(11,009)
Accounts payable	29,579	45,340	20,864
Accrued liabilities	(4,499)	(2,852)	43,312
Accrued promotional allowances	21,135	(3,939)	7,009
Accrued distributor terminations	(8,172)	(3,328)	11,196
Accrued compensation	4,491	8,051	4,507
Income taxes payable	(3,590)	4,375	311,534
Other liabilities	1,095	–	–
Deferred revenue	(19,872)	13,819	(38,631)
Net cash provided by operating activities	987,731	701,355	522,723

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of held-to-maturity investments	–	868,304	2,089,788
Sales of available-for-sale investments	533,183	120,987	4,001
Sales of trading investments	–	–	4,160
Proceeds from the transfer of distribution rights to TCCC	–	–	179,658
Proceeds from the sale of Monster Non-Energy	–	–	198,008
Purchase of AFF assets, net	–	(688,485)	–
Proceeds from sale of property and equipment	1,416	807	926
Purchases of held-to-maturity investments	–	(152,050)	(2,033,584)
Purchases of available-for-sale investments	(971,813)	(300,426)	–
Purchases of property and equipment	(83,435)	(99,819)	(35,605)
Additions to intangibles	(9,693)	(5,518)	(6,888)
(Increase) decrease in other assets	(1,199)	7	(398)
Net cash (used in) provided by investing activities	(531,541)	(256,193)	400,066

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(2,583)	(2,359)	(1,083)
Issuance of common stock	52,626	16,405	1,696,661
Purchases of common stock held in treasury	(361,178)	(2,252,437)	(807,967)
Net cash (used in) provided by financing activities	(311,135)	(2,238,391)	887,611

Effect of exchange rate changes on cash and cash equivalents	5,985	(4,606)	(5,306)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	151,040	(1,797,835)	1,805,094
CASH AND CASH EQUIVALENTS, beginning of year	377,582	2,175,417	370,323
CASH AND CASH EQUIVALENTS, end of year	$528,622	$377,582	$2,175,417

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$75	$68	$29
Income taxes	$389,490	$431,273	$224,928

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS:

During the years ended December 31, 2017, 2016 and 2015, the Company entered into capital leases of $2.7 million, $2.6 million and $1.5 million, respectively, for the acquisition of promotional vehicles.

Accounts payable included equipment purchases of $2.3 million, $0.1 million and $0.6 million as of December 31, 2017, 2016 and 2015, respectively.

Accrued liabilities included equipment purchases of $3.8 million, $4.6 million and $0.1 million as of December 31, 2017, 2016 and 2015, respectively.

Accrued liabilities included additions to intangibles of $3.7 million, $3.8 million and $2.2 million as of December 31, 2017, 2016 and 2015, respectively.

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

Nature of Operations – The Company develops, markets, sells and distributes energy drink beverages, sodas and/or concentrates for energy drink beverages, primarily under the following brand names: Monster Energy®, Monster Energy Ultra®, Monster Rehab®, Monster Energy Extra Strength Nitrous Technology®, Java Monster®, Muscle Monster®, Punch Monster®, Juice Monster®, Übermonster®, BU®, Mutant® Super Soda, Monster Hydro®, Espresso MonsterTM, Caffé MonsterTM, Nalu®, NOS®, Full Throttle®, Burn®, Mother®, Ultra Energy®, Play® and Power Play(stylized)®, Relentless® and BPM®. Through June 12, 2015, the Company also developed, marketed, sold and distributed “alternative” beverage category beverages under the following brand names: Peace Tea®, Hansen’s®, Hansen’s Natural Cane Soda®, Junior Juice®, Blue Sky® and Hubert’s®. These brands were transferred to The Coca-Cola Company (“TCCC”) as part of the TCCC Transaction (as defined and described in Note 2 below).

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Goodwill – The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not amortized; instead goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If the Company determines that the fair value is less than the carrying value, the Company will use a two-step process to determine the amount of goodwill impairment. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process, performed only if a potential impairment exists, involves determining the difference between the fair value of the reporting unit’s net assets, other than goodwill, and the fair value of the reporting unit. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value. For the fiscal years ended December 31, 2017, 2016 and 2015 there were no impairments recorded.

Other Intangibles – Other Intangibles are comprised primarily of trademarks that represent the Company’s exclusive ownership of the Monster Energy®, ®, Monster Energy Ultra®, Monster Rehab®, Mutant®, Java Monster®, Unleash the Beast!®, Monster Hydro®, Monster Energy Extra Strength Nitrous Technology®, Muscle Monster®, Punch Monster®, Juice Monster®, Espresso MonsterTM, Caffé MonsterTM, M3(stylized)®, Übermonster®, BU®, Nalu®, NOS®, Full Throttle®, Burn®, Mother®, Ultra Energy®, Play® and Power Play(stylized)®, Gladiator®, Relentless® Samurai® and BPM® trademarks, all used in connection with the manufacture, sale and distribution of beverages. The Company also owns a number of other trademarks in the United States, as well as in a number of countries around the world. In accordance with FASB ASC 350, intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of its indefinite-lived assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. The Company amortizes its trademarks with finite useful lives over their respective useful lives. For the fiscal years ended December 31, 2017, 2016 and 2015 there were no impairments recorded.

Long-Lived Assets – Management regularly reviews property and equipment and other long-lived assets, including certain definite-lived intangible assets, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  If there is indication of impairment, management then prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated using the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. For the fiscal years ended December 31, 2017, 2016 and 2015, there were no impairment indicators identified. Long-lived assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Foreign Currency Translation and Transactions – The accounts of the Company’s foreign subsidiaries are translated in accordance with FASB ASC 830. Foreign currency transaction gains and losses are recognized in other expense, net, at the time they occur. Net foreign currency exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries whose functional currency is not the U.S. dollar are recorded as a part of accumulated other comprehensive loss in stockholders’ equity. Unrealized foreign currency exchange gains and losses on certain intercompany transactions that are of a long-term investment nature (i.e., settlement is not planned or anticipated in the foreseeable future) are also recorded in accumulated other comprehensive loss in stockholders’ equity. During the years ended December 31, 2017, 2016 and 2015, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries non-functional currency denominated assets and liabilities. All foreign currency exchange contracts outstanding as of December 31, 2017 have terms of one month or less. We do not enter into forward currency exchange contracts for speculation or trading purposes.

The Company has not designated its foreign currency exchange contracts as hedge transactions under FASB ASC 815. Therefore, gains and losses on the Company’s foreign currency exchange contracts are recognized in other expense, net, in the consolidated statements of income, and are largely offset by the changes in the fair value of the underlying economically hedged item. For the years ended December 31, 2017, 2016 and 2015, aggregate foreign currency transaction losses, including the gains or losses on forward currency exchange contracts, amounted to $3.3 million, $9.7 million and $5.5 million, respectively, and have been recorded in other income (expense), net in the accompanying consolidated statements of income.

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

The Company also enters into license agreements that generate revenues associated with third-party sales of non-beverage products bearing our trademarks including, but not limited to, clothing hats, t-shirts, jackets, helmets and automotive wheels.

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

Freight-Out Costs – For the years ended December 31, 2017, 2016 and 2015, freight-out costs amounted to $91.9 million, $83.6 million and $87.0 million, respectively, and have been recorded in operating expenses in the accompanying consolidated statements of income.

Advertising and Promotional Expenses – The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. A significant amount of the Company’s promotional expenses result from payments under endorsement and sponsorship contracts. Accounting for endorsement and sponsorship payments is based upon specific contract provisions. Generally, endorsement and sponsorship payments are expensed on a straight-line basis over the term of the contract after giving recognition to periodic performance compliance provisions of the contracts. Advertising and promotional expenses, including, but not limited to, production costs amounted to $324.0 million, $270.6 million and $209.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. Advertising and promotional expenses are included in operating expenses in the accompanying consolidated statements of income.

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

TCCC, through certain wholly-owned subsidiaries (the “TCCC Subsidiaries”), accounted for approximately 18%, 41% and 43% of the Company’s net sales for the years ended December 31, 2017, 2016 and 2015, respectively. As part of TCCC’s North America Refranchising initiative (the “North America Refranchising”), the territories of certain TCCC Subsidiaries have been transitioned to certain independent/non wholly-owned TCCC bottlers/distributors. Accordingly, the Company’s percentage of net sales classified as sales to the TCCC Subsidiaries decreased for the year ended December 31, 2017.  CCBCC Operations, LLC accounted for approximately 13%, 9% and 6% of the Company’s net sales for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Recent Accounting Pronouncements – In May 2017, the FASB issued ASU No. 2017-09, “Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting,” clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for the Company on a prospective basis beginning on January 1, 2018, with early adoption permitted. The adoption of ASU No. 2017-09 will not have a material impact on the Company’s financial position, results of operations and liquidity.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This amendment is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU No. 2017-01 will not have a material impact on the Company’s financial position, results of operations and liquidity.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes previous revenue recognition guidance. ASU No. 2014-09 requires that a company recognize revenue at an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring goods or services to a customer. In applying the new guidance, a company will (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the contract’s performance obligations; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. This guidance was to be effective for reporting periods beginning after December 15, 2016.  However, on July 9, 2015, the FASB voted to approve a one-year deferral of the effective date. This new guidance is effective for the Company beginning January 1, 2018 and can be adopted using either a full retrospective or modified approach. The majority of the Company’s revenue arrangements generally consist of a single performance obligation to transfer promised goods. Based on the Company’s evaluation process and review of its contracts with customers, the timing and amount of revenue recognized based on ASU No. 2014-09 is consistent with the Company’s revenue recognition policy under previous guidance. The Company adopted the new standard effective January 1, 2018, using the modified retrospective approach, and will expand its consolidated financial statement disclosures in order to comply with ASU No. 2014-09. The Company has completed its evaluation and determined the adoption of ASU No. 2014-09 will not have a material impact on its financial position, results of operations and liquidity.

2.                                    ACQUISITIONS AND DIVESTITURES

American Fruits & Flavors

On April 1, 2016, the Company completed its acquisition of flavor supplier and long-time business partner American Fruits & Flavors (“AFF”), in an asset acquisition that brought the Company’s primary flavor supplier in-house, secured the intellectual property of the Company’s most important flavors in perpetuity and further enhanced its flavor development and global flavor footprint capabilities (the “AFF Transaction”). Pursuant to the terms of the AFF Transaction, the Company purchased AFF for $688.5 million in cash after adjustments. The Company accounted for the AFF Transaction in accordance with FASB ASC No. 805 “Business Combinations”.

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

As of December 31, 2016, distribution rights in the U.S. representing approximately 89% of the target case sales had been transitioned to TCCC’s distribution network.  As a result, on the one-year anniversary of the closing of the TCCC Transaction, the then-remaining escrow amount of $125 million was released to TCCC. During the year ended December 31, 2017, target case sales in excess of 95% were transitioned to TCCC’s distribution network, resulting in the receipt of the remaining amounts due from TCCC related to the TCCC Transaction.

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

4The $100.6 million of net income for KO Energy for the year ended December 31, 2015 is presented before tax. The associated estimated provision for income taxes is included in the “Other” category.

Pro-Forma Adjustments – Other include the following:

Year Ended December 31, 2015¹
Net sales:
Amortization of deferred revenue	$8,887

Net income:

Amortization of deferred revenue	$8,887
To record sales commissions	(15,470)
To record amortization of definite lived KO Energy intangibles	(3,126)

To eliminate TCCC Transaction expenses	15,495

Estimated provision for income taxes on pro forma adjustments	2,545

Estimated provision for income taxes on KO Energy income	(38,721)
Total	$(30,390)

¹Includes amortization of deferred revenue, sales commissions and amortization of intangibles through June 12, 2015, the date the TCCC Transaction was consummated.

For purposes of the unaudited pro forma financial information, a combined U.S. Federal and state statutory tax rate of 38.5% was used. This rate does not reflect the Company’s expected effective tax rate, which includes other tax charges and benefits, and does not take into account any historical or possible future tax events that may impact the combined company.

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

3.         INVESTMENTS

The following table summarizes the Company’s investments at:

December 31, 2017	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Available-for-sale
Short-term:
Commercial paper	$81,026	$-	$-	$81,026	$-	$-
Certificates of deposit	11,869	-	-	11,869	-	-
Municipal securities	469,604	1	740	468,865	740	-
U.S. government agency securities	61,307	-	88	61,219	88	-
Variable rate demand notes	49,954	-	-	49,954	-	-
Long-term:
U.S. government agency securities	2,369	-	3	2,366	3	-
Total	$676,129	$1	$831	$675,299	$831	$-

December 31, 2016	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Available-for-sale
Short-term:
Commercial paper	$40,382	$-	$-	$40,382	$-	$-
Municipal securities	140,379	-	181	140,198	181	-
U.S. government agency securities	26,057	-	6	26,051	6	-
Variable rate demand notes	13,923	-	-	13,923	-	-
Long-term:
Municipal securities	2,403	-	9	2,394	9	-
Total	$223,144	$-	$196	$222,948	$196	$-

During the years ended December 31, 2017 and 2016, realized gains or losses recognized on the sale of investments were not significant.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The Company’s investments at December 31, 2017 and 2016 in commercial paper, certificates of deposit, municipal securities, U.S. government agency securities and/or variable rate demand notes (“VRDNs”) carried investment grade credit ratings. VRDNs are floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. While they are classified as marketable investment securities, the put option allows the VRDNs to be liquidated at par on a same day, or more generally, on a seven-day settlement basis.

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	December 31, 2017		December 31, 2016

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
Commercial paper	$81,026	$81,026	$40,382	$40,382
Municipal securities	469,604	468,865	140,379	140,198
U.S. government agency securities	61,307	61,219	26,057	26,051
Certificates of deposit	11,869	11,869	-	-
Due 1 -10 years:
Municipal securities	-	-	2,403	2,394
U.S. government agency securities	2,369	2,366	-	-
Variable rate demand notes	6,366	6,366	3,917	3,917
Due 11 - 20 years:
Variable rate demand notes	28,377	28,377	6,003	6,003
Due 21 - 30 years:
Variable rate demand notes	15,211	15,211	4,003	4,003
Total	$676,129	$675,299	$223,144	$222,948

The Company recognized a net gain through earnings on its trading securities as follows for the years ended:

	2017	2016	2015
Gain (loss) on transfer from available-for-sale to trading	$-	$-	$-
Gain on trading securities sold	-	-	250
(Loss) gain on trading securities held	-	-	-
Gain on trading securites	$-	$-	$250

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following tables present the Company’s financial assets that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

December 31, 2017	Level 1	Level 2	Level 3	Total
Cash	$310,885	$-	$-	$310,885
Money market funds	112,848	-	-	112,848
Certificates of deposit	-	15,720	-	15,720
Commercial paper	-	99,903	-	99,903
Variable rate demand notes	-	49,954	-	49,954
Municipal securities	-	529,984	-	529,984
U.S. government agency securities	-	81,230	-	81,230
U.S. Treasuries	-	3,397	-	3,397
Foreign currency derivatives	-	(1,484)	-	(1,484)
Total	$423,733	$778,704	$-	$1,202,437

Amounts included in:
Cash and cash equivalents	$423,733	$104,889	$-	$528,622
Short-term investments	-	672,933	-	672,933
Accounts receivable, net	-	95	-	95
Investments	-	2,366	-	2,366
Accrued liabilities	-	(1,579)	-	(1,579)
Total	$423,733	$778,704	$-	$1,202,437

December 31, 2016	Level 1	Level 2	Level 3	Total
Cash	$278,972	$-	$-	$278,972
Money market funds	76,112	-	-	76,112
Commercial paper	-	47,855	-	47,855
Variable rate demand notes	-	13,923	-	13,923
Municipal securities	-	157,617	-	157,617
U.S. government agency securities	-	26,051	-	26,051
Foreign currency derivatives	-	(528)	-	(528)
Total	$355,084	$244,918	$-	$600,002

Amounts included in:
Cash and cash equivalents	$355,084	$22,498	$-	$377,582
Short-term investments	-	220,554	-	220,554
Accounts receivable, net	-	236	-	236
Investments	-	2,394	-	2,394
Accrued liabilities	-	(764)	-	(764)
Total	$355,084	$244,918	$-	$600,002

All of the Company’s short-term investments are classified within Level 1 or Level 2 within the fair value hierarchy.  The Company’s valuation of its Level 1 investments, which include money market funds, is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments, which include municipal securities, commercial paper, U.S. Treasuries, certificates of deposit, VRDNs and U.S. government agency securities, is based on other observable inputs, specifically a market approach which utilizes valuation models, pricing systems, mathematical tools and other relevant information for the same or similar securities. The Company’s valuation of its Level 2 foreign currency exchange contracts is based on quoted market prices of the same or similar instruments, adjusted for counterparty risk. There were no transfers between Level 1 and Level 2 measurements during the years ended December 31, 2017 and 2016, and there were no changes in the Company’s valuation techniques.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

5.                                    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to foreign currency exchange rate risks related primarily to its foreign business operations. During the years ended December 31, 2017, 2016 and 2015, respectively, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts entered into by the Company that were outstanding as of December 31, 2017 have terms of one month or less. The Company does not enter into forward currency exchange contracts for speculation or trading purposes.

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

The notional amount and fair value of all outstanding foreign currency derivative instruments in the consolidated balance sheets consist of the following at:

December 31, 2017
Derivatives not designated as hedging instruments under FASB ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets:
Foreign currency exchange contracts:
Receive CAD/pay USD	$4,892	$61	Accounts receivable, net
Receive SGD/pay USD	223	2	Accounts receivable, net
Receive NOK/pay USD	1,534	18	Accounts receivable, net
Receive USD/pay BRL	1,806	1	Accounts receivable, net
Receive USD/pay COP	2,803	13	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive USD/pay GBP	$31,342	$(334)	Accrued liabilities
Receive USD/pay EUR	65,131	(642)	Accrued liabilities
Receive USD/pay AUD	17,238	(177)	Accrued liabilities
Receive USD/pay ZAR	21,311	(222)	Accrued liabilities
Receive USD/pay MXN	7,720	(126)	Accrued liabilities
Receive USD/pay NZD	1,826	(18)	Accrued liabilities
Receive USD/pay TRY	5,483	(52)	Accrued liabilities
Receive USD/pay CLP	1,112	(8)	Accrued liabilities

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

December 31, 2016
Derivatives not designated as hedging instruments under FASB ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets:
Foreign currency exchange contracts:
Receive CAD/pay USD	$22,314	$173	Accounts receivable, net
Receive SGD/pay USD	7,915	24	Accounts receivable, net
Receive NOK/pay USD	2,138	28	Accounts receivable, net
Receive USD/pay CLP	4,094	9	Accounts receivable, net
Receive USD/pay COP	2,330	2	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive USD/pay GBP	$7,718	$(57)	Accrued liabilities
Receive USD/pay EUR	29,621	(325)	Accrued liabilities
Receive USD/pay AUD	15,135	(74)	Accrued liabilities
Receive USD/pay ZAR	20,405	(296)	Accrued liabilities
Receive USD/pay MXN	25,864	(4)	Accrued liabilities
Receive USD/pay BRL	3,138	(3)	Accrued liabilities
Receive USD/pay NZD	2,076	(5)	Accrued liabilities

The net gain on derivative instruments in the consolidated statements of income were as follows:

		Amount of gain (loss) recognized in income on derivatives
		Year ended
Derivatives not designated as hedging instruments under FASB ASC 815-20	Location of gain (loss) recognized in income on derivatives	December 31, 2017	December 31, 2016	December 31, 2015

Foreign currency exchange contracts	Other income (expense), net	$(13,733)	$1,819	$2,503

6.                                    INVENTORIES

Inventories consist of the following at December 31:

	2017	2016
Raw materials	$78,834	$58,658
Finished goods	176,911	103,313
	$255,745	$161,971

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

7.                                    PROPERTY AND EQUIPMENT, Net

Property and equipment consist of the following at December 31:

	2017	2016
Land	$47,373	$46,596
Leasehold improvements	3,109	2,687
Furniture and fixtures	6,461	3,635
Office and computer equipment	14,506	11,701
Computer software	3,650	3,274
Equipment	148,434	114,230
Building	107,374	69,547
Vehicles	38,179	31,582
	369,086	283,252
Less: accumulated depreciation and amortization	(138,810)	(109,909)
	$230,276	$173,343

Total depreciation and amortization expense recorded was $37.0 million, $30.2 million and $27.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

8.                                    GOODWILL AND OTHER INTANGIBLE ASSETS

The following is a roll-forward of goodwill for the years ended December 31, 2017 and 2016 by reportable segment:

	Monster Energy® Drinks	Strategic Brands	Other	Total
Balance at December 31, 2016	$693,644	$637,999	$-	$1,331,643
Acquisitions	-	-	-	-
Balance at December 31, 2017	$693,644	$637,999	$-	$1,331,643

	Monster Energy® Drinks	Strategic Brands	Other	Total
Balance at December 31, 2015	$641,716	$637,999	$-	$1,279,715
Acquisitions	51,928	-	-	51,928
Balance at December 31, 2016	$693,644	$637,999	$-	$1,331,643

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Intangible assets consist of the following at:

	December 31, 2017	December 31, 2016
Amortizing intangibles	$71,400	$71,290
Accumulated amortization	(26,383)	(14,535)
	45,017	56,755
Non-amortizing intangibles	989,068	975,880
	$1,034,085	$1,032,635

Amortizing intangibles primarily consist of customer relationships. All amortizing intangibles have been assigned an estimated finite useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives, generally five to seven years. Total amortization expense recorded was $11.9 million, $10.6 million and $3.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The following is the future estimated amortization expense related to amortizing intangibles as of December 31, 2017:

Year Ending December 31:

2018	$11,847
2019	11,847
2020	7,964
2021	4,722
2022	4,697
2023 and thereafter	3,940
$45,017

At December 31, 2017, non-amortizing intangibles primarily consist of indefinite-lived tradenames.

9.                                    DISTRIBUTION AGREEMENTS

In accordance with FASB ASC No. 420 “Exit or Disposal Cost Obligations”, the Company expenses distributor termination costs in the period in which the written notification of termination occurs.  As a result, the Company incurred termination costs of $35.4 million, $79.8 million and $224.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Such termination costs have been expensed in full and are included in operating expenses for the years ended December 31, 2017, 2016 and 2015, respectively.

In the normal course of business, amounts received pursuant to new and/or amended distribution agreements entered into with certain distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, are accounted for as deferred revenue and are recognized as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years. Revenue recognized was $22.3 million, $26.1 million and $50.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. Included in the $22.3 million of revenue recognized for the year ended December 31, 2017 was $0.6 million related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors who were sent

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

notices of termination during the year ended December 31, 2017. Included in the $26.1 million of revenue recognized for the year ended December 31, 2016 was $5.7 million related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors who were sent notices of termination during the year ended December 31, 2016. Included in the $50.5 million of revenue recognized for the year ended December 31, 2015 was $39.8 million related to the accelerated amortization of the deferred revenue balances associated with certain of the Company’s prior distributors who were sent notices of termination during the year ended December 31, 2015.

10.                            DEBT

The Company entered into a credit facility with Comerica Bank (“Comerica”) consisting of a revolving line of credit, which was amended in June 2017, under which the Company may borrow up to $10.0 million of non-collateralized debt.  The revolving line of credit is effective through June 1, 2020. Interest on borrowings under the line of credit is based on Comerica’s base (prime) rate minus 1% to 1.5%, or London Interbank Offered Rates plus an additional percentage of 1.25% to 1.75%, depending upon certain financial ratios maintained by the Company. The Company had no outstanding borrowings on this line of credit at December 31, 2017. Under this revolving line of credit, the Company may also issue standby Letters of Credit with an aggregate amount of up to $4.0 million.  The fee on the standby Letters of Credit ranges from 1.00% to 1.50% depending upon certain financial ratios maintained by the Company.  The Company had no outstanding standby Letters of Credit at December 31, 2017.

In December 2016, the Company entered into a credit facility with HSBC Bank (China) Company Limited, Shanghai Branch consisting of a working capital line of credit under which the Company may borrow up to $4.0 million of non-collateralized debt. In February 2017, the working capital line limit was increased from $4.0 million to $9.0 million. Interest on borrowings under the line of credit is based on the People’s Bank of China benchmark lending rates multiplied by 1.10. As of December 31, 2017, the Company had $6.0 million outstanding on this line of credit, including interest, which is included in accounts payable in the condensed consolidated balance sheet.

The Company’s debt of $1.3 million and $1.1 million at December 31, 2017 and 2016, respectively, consisted of capital leases, collateralized by vehicles, payable over 12 months in monthly installments at various effective interest rates, with final payments ending on or before December 31, 2018.

At December 31, 2017 and 2016, the assets acquired under capital leases had a net book value of $5.3 million and $4.5 million, net of accumulated depreciation of $4.2 million and $4.5 million, respectively.

Interest expense for capital lease obligations amounted to $0.08 million, $0.07 million and $0.03 million for the years ended December 31, 2017, 2016 and 2015, respectively.

11.                            COMMITMENTS AND CONTINGENCIES

The Company is obligated under various non-cancellable lease agreements providing for office space, warehouse space, and automobiles that expire at various dates through the year 2031.

Rent expense under operating leases was $10.7 million, $9.9 million and $10.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Future minimum rental payments at December 31, 2017 under the operating leases referred to above are as follows:

Year Ending December 31:

2018	$2,588
2019	1,802
2020	1,764
2021	1,745
2022	1,469
2023 and thereafter	7,347
$16,715

Contractual obligations – The Company has the following contractual obligations related primarily to sponsorships and other commitments as of December 31, 2017:

Year Ending December 31:

2018	$96,774
2019	29,427
2020	23,996
2021	5,666
2022	8
2023 and thereafter	-
$155,871

Purchase Commitments – The Company has purchase commitments aggregating approximately $37.8 million at December 31, 2017, which represent commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms, but are generally satisfied within one year.

The Company purchases various raw material items, including, but not limited to, flavors, ingredients, dietary ingredients, containers, milk, glucose, sucralose, cream and protein, from a limited number of suppliers.  An interruption in supply from any of such resources could result in the Company’s inability to produce certain products for limited or possibly extended periods of time. The aggregate value of purchases from suppliers of such limited resources described above for the years ended December 31, 2017, 2016 and 2015 was $273.6 million, $205.9 million and $332.0 million, respectively.

In September 2016, the Company completed its acquisition of approximately 49 acres of land, located in Rialto, CA, for a purchase price of approximately $39.1 million. In the fourth quarter of 2017, the Company completed the construction of an approximately 1,000,000 square-foot building (the “Rialto Warehouse”) on this land, which it anticipates will be LEED certified, to replace its leased warehouse and distribution facilities located in Corona, CA. The Company entered into an approximately $38.1 million guaranteed maximum price construction contract for the construction of the building, of which $4.6 million remained outstanding as of December 31, 2017.  During the three-months ended December 31, 2017, the Company transitioned its Southern California warehouse and distribution operations to the Rialto Warehouse, which was fully operational by December 31, 2017.

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

Litigation – The Company is currently a defendant in a number of personal injury lawsuits, claiming that the death or other serious injury of the plaintiffs was caused by consumption of Monster Energy® brand energy drinks. The plaintiffs in these lawsuits allege strict product liability, negligence, fraudulent concealment, breach of implied warranties and wrongful death. The Company believes that each complaint is without merit and plans a vigorous defense. The Company also believes that any damages, if awarded, would not have a material adverse effect on the Company’s financial position or results of operations.

State Attorney General Inquiry – In July 2012, the Company received a subpoena from the Attorney General for the State of New York in connection with its investigation concerning the Company’s advertising, marketing, promotion, ingredients, usage and sale of its Monster Energy® brand energy drinks. Production of documents pursuant to that subpoena was completed in approximately May 2014.

On August 6, 2014, the Attorney General for the State of New York issued a second subpoena seeking additional documents and the deposition of a Company employee. On September 8, 2014, the Company moved to quash the second subpoena in the Supreme Court, New York County. The motion was fully briefed and was argued on March 17, 2015.  On January 13, 2017, the Court issued an opinion in which it agreed with certain Company arguments regarding the scope of the subpoena and the Attorney General’s investigation, but denied the motion to quash and granted the Attorney General’s cross-motion to compel compliance.  The Company has complied with the second subpoena. It is unknown what, if any, action the state Attorney General may take against the Company, the relief which may be sought in the event of any such proceeding or whether such proceeding could have a material adverse effect on the Company’s business, financial condition or results of operations.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, or in the amount of any related insurance reimbursements recorded. As of December 31, 2017, the Company’s condensed consolidated balance sheet includes accrued loss contingencies of approximately $1.9 million.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

12.                            ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows at December 31:

	2017	2016
Accumulated net unrealized loss on available-for-sale securities	$841	$193
Foreign currency translation adjustments, net of tax	15,818	23,056
Total accumulated other comprehensive loss	$16,659	$23,249

13.                            TREASURY STOCK PURCHASE

On February 28, 2017, the Company’s Board of Directors authorized a new share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “February 2017 Repurchase Plan”). During the year ended December 31, 2017, the Company purchased 4.6 million shares of common stock at an average purchase price of $54.91 per share, for a total amount of $249.9 million (excluding broker commissions), under the February 2017 Repurchase Plan.

During the year ended December 31, 2017, 1.8 million shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due, for a total amount of $111.2 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying consolidated balance sheet at December 31, 2017.

14.                            STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at December 31, 2017: the Monster Beverage Corporation 2011 Omnibus Incentive Plan (the “2011 Omnibus Incentive Plan”), including the Monster Beverage Deferred Compensation Plan (the “Deferred Compensation Plan”) as a sub plan thereunder, and the Monster Beverage Corporation 2017 Compensation Plan for Non-Employee Directors (the “2017 Directors Plan”), including the Monster Beverage Deferred Compensation Plan for Non-Employee Directors (the “Non-Employee Director Deferral Plan”) as a sub plan thereunder.

The 2011 Omnibus Incentive Plan permits the granting of options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards up to an aggregate of 43,500,000 shares of the common stock of the Company to employees or consultants of the Company and its subsidiaries. Shares authorized under the 2011 Omnibus Incentive Plan are reduced by 2.16 shares for each share granted or issued with respect to a Full Value Award. A Full Value Award is an award other than an incentive stock option, a non-qualified stock option, or a stock appreciation right, which is settled by the issuance of shares. Options granted under the 2011 Omnibus Incentive Plan may be incentive stock options under Section 422 of the Internal Revenue Code, as amended, or non-qualified stock options. The Compensation Committee of the Board of Directors (the “Compensation Committee”) has sole and exclusive authority to grant stock awards to all employees who are not new hires and to all new hires who are subject to Section 16 of the Exchange Act. The Compensation Committee and the Executive Committee of the Board of Directors (the “Executive Committee”) each independently has the authority to grant stock awards to new hires who are not Section 16 employees. Awards granted by the

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Executive Committee are not subject to approval or ratification by the Board or the Compensation Committee. Options granted under the 2011 Omnibus Incentive Plan generally vest over a five-year period from the grant date and are generally exercisable up to 10 years after the grant date. As of December 31, 2017, 19,978,932 shares of the Company’s common stock have been granted, net of cancellations, and 19,651,474 shares (as adjusted for Full Value Awards) of the Company’s common stock remain available for grant under the 2011 Omnibus Incentive Plan.

In 2016, the Company adopted the Deferred Compensation Plan (as a sub plan to the 2011 Omnibus Incentive Plan), pursuant to which eligible employees may elect to defer cash and/or equity based compensation and to receive the deferred amounts, together with an investment return (positive or negative), either at a pre-determined time in the future or upon termination of their employment with the Company or its subsidiaries or affiliates that are participating employers under the Deferred Compensation Plan, as provided under the Deferred Compensation Plan and in relevant deferral elections.  Deferrals under the Deferred Compensation Plan are unfunded and unsecured. As of December 31, 2017, deferrals under the Deferred Compensation Plan are solely comprised of cash compensation and equity compensation coming due after December 31, 2018 and are not material in the aggregate.

In 2017, the Company adopted the 2017 Directors Plan, a successor plan to the 2009 Monster Beverage Corporation Stock Incentive Plan for Non-Employee Directors (the “2009 Directors Plan”). The 2017 Directors Plan permits the granting of stock options, stock appreciation rights, restricted shares or restricted stock units, deferred awards, dividend equivalents, and other share based-awards up to an aggregate of 1,250,000 shares of common stock of the Company to non-employee directors of the Company.

Each calendar year, a non-employee director will receive an annual retainer and annual equity award, as provided for in the 2017 Directors Plan, which may be modified from time to time.  Currently, with respect to equity awards, each non-employee director receives an award of restricted stock units at each annual meeting of the Company’s stockholders or promptly thereafter. A non-employee director’s annual award of restricted stock units will generally vest on earliest to occur of: (a) the last business day immediately preceding the annual meeting of the Company’s stockholders in the calendar year following the calendar year in which the grant date occurs, (b) a Change of Control (as defined in the 2017 Directors Plan), (c) the non-employee director’s death, or (d) the date of the non-employee director’s separation from service due to disability, so long as the non-employee director remains a non-employee director through such date. The Board of Directors may in its discretion award non-employee directors stock options, stock appreciation rights, restricted stock, and other share-based awards in lieu of or in addition to restricted stock units.  The Board of Directors may amend or terminate the 2017 Directors Plan at any time, subject to certain limitations set forth in the 2017 Directors Plan. As of December 31, 2017, 23,566 shares of the Company’s common stock had been granted under the 2017 Directors Plan, and 1,226,434 shares of the Company’s common stock remain available for grant.

In 2017, the Company adopted the Deferred Compensation Plan for Non-Employee Directors (as a sub plan to the 2017 Directors Plan), pursuant to which the Board of Directors may permit non-employee directors to elect (a “Deferral Election”), at such times and in accordance with rules and procedures (or sub-plan) adopted by the Board of Directors (which are intended to comply with Code Section 409A, as applicable), to receive all or any portion of such non-employee director’s compensation, whether payable in cash or in equity, on a deferred basis. The 2017 Directors Plan was adopted to effectuate any such deferrals.  The 2017 Directors Plan is administered by the Board of Directors.  Each award granted under the 2017 Directors Plan will be evidenced by a written agreement and will contain the terms and conditions that the Board of Directors deems appropriate.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Under the 2017 Directors Plan, the Board of Directors requires each non-employee director to satisfy the share ownership guidelines set forth below, as may be amended by the Board of Directors from time to time. The current share ownership guidelines provide that non-employee directors of the Company must:

•                 Hold at least 9,000 shares of Company common stock. For this purpose, shares will be deemed held if deferred shares or deferred restricted stock units, to the extent vested.

•                 The minimum stock ownership level must be achieved by each non-employee director by the third (3rd) anniversary of such non-employee director’s initial appointment to the Board of Directors.

•                 Once achieved, ownership of the guideline amount should be maintained for so long as the non-employee director retains his or her seat on the Board of Directors.

•                 There may be rare instances where these guidelines would place a hardship on a non-employee director. In these cases or in similar circumstances, the Board of Directors will make the final decision as to developing an alternative stock ownership guideline for a non-employee director that reflects the intention of these guidelines and his or her personal circumstances.

The Company recorded $52.3 million, $45.8 million and $32.7 million of compensation expense relating to stock options, restricted stock awards, SARs and restricted stock units during the years ended December 31, 2017, 2016 and 2015, respectively.

The excess tax benefit realized for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options, vesting of restricted stock units and restricted stock awards for the years ended December 31, 2017, 2016 and 2015 was $96.7 million, $20.8 million and $314.7 million, respectively. As a result of the Company’s early adoption of ASU No. 2016-09 effective January 1, 2016, the Company recorded excess tax benefits of $96.7 million and $20.8 million in net income for the years ended December 31, 2017 and 2016, respectively. The excess tax benefits for the year ended December 31, 2015 of $314.7 million were recorded in additional paid-in-capital.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted as of December 31, 2017 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	2017	2016	2015
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	36.5%	36.2%	37.1%
Risk-free interest rate	2.11%	1.57%	1.57%
Expected term	6.1 Years	6.3 Years	5.8 Years

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

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

Options	Number of Shares (In thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	22,643	$23.55	5.8	$474,739
Granted 01/01/17 - 03/31/17	1,319	$45.94
Granted 04/01/17 - 06/30/17	26	$49.71
Granted 07/01/17 - 09/30/17	12	$56.08
Granted 10/01/17 - 12/31/17	77	$61.71
Exercised	(5,754)	$9.15
Cancelled or forfeited	(504)	$40.09
Outstanding at December 31, 2017	17,819	$29.62	6.1	$600,032
Vested and expected to vest in the
future at December 31, 2017	16,863	$28.81	6.0	$581,425
Exercisable at December 31, 2017	9,282	$18.68	4.4	$414,052

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2017:

			Options Outstanding			Options Exercisable
Range of Exercise Prices ($)			Number Outstanding (In Thousands)	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price ($)	Number Exercisable (In Thousands)	Weighted Average Exercise Price ($)
$4.51	-	$5.61	204	0.7	$5.25	204	$5.25
$5.94	-	$5.94	3,159	1.9	$5.94	3,159	$5.94
$6.02	-	$17.99	2,776	4.8	$15.27	2,289	$15.14
$18.64	-	$23.35	2,441	6.0	$22.67	1,889	$22.63
$23.68	-	$23.68	12	6.3	$23.68	-	$-
$36.05	-	$43.64	2,219	8.2	$41.59	397	$39.85
$43.99	-	$43.99	2,567	8.2	$43.99	418	$43.99
$44.73	-	$45.01	634	8.1	$44.94	110	$44.94
$45.16	-	$45.16	2,158	7.2	$45.16	779	$45.16
$45.55	-	$62.92	1,649	8.7	$47.74	37	$48.99
			17,819	6.1	$29.62	9,282	$18.68

The weighted-average grant-date fair value of options granted during the years ended December 31, 2017, 2016 and 2015 was $18.29 per share, $16.90 per share and $16.73 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $285.8 million, $70.6 million and $870.1 million, respectively.

Cash received from option exercises under all plans for the years ended December 31, 2017, 2016 and 2015 was approximately $52.6 million, $16.4 million and $49.2 million, respectively.

At December 31, 2017, there was $83.4 million of total unrecognized compensation expense related to non-vested options granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.

Restricted Stock Awards and Restricted Stock Units

Stock-based compensation cost for restricted stock awards and restricted stock units is measured based on the closing fair market value of the Company’s common stock at the date of grant. In the event that the Company has the option and intent to settle a restricted stock unit in cash, the award is classified as a liability and revalued at each balance sheet date. Total cash paid to settle restricted stock unit liabilities and the increase in the liabilities for future cash settlements during the years ended December 31, 2017 and 2016 were not material.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following table summarizes the Company’s activities with respect to non-vested restricted stock units as follows:

	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2017	556	$39.95
Granted 01/01/17- 03/31/17	252	$46.27
Granted 04/01/17- 06/30/17	23	$50.86
Granted 07/01/17- 09/30/17	-	-
Granted 10/01/17- 12/31/17	2	$59.43
Vested	(300)	$37.26
Forfeited/cancelled	(3)	$27.02
Non-vested at December 31, 2017	530	$45.09

The weighted-average grant-date fair value of restricted stock units and restricted stock awards granted during the years ended December 31, 2017, 2016 and 2015 was $46.74, $44.71 and $45.50 per share, respectively. As of December 31, 2017, 0.5 million of restricted stock units are expected to vest.

At December 31, 2017, total unrecognized compensation expense relating to non-vested restricted stock awards and non-vested restricted stock units was $14.2 million, which is expected to be recognized over a weighted-average period of 1.5 years.

Employee and Non-Employee Share-Based Compensation Expense

The table below shows the amounts recognized in the consolidated financial statements for the years ended December 31, 2017, 2016 and 2015 for share-based compensation related to employees and non-employees. Employee and non-employee share-based compensation expense of $52.3 million for the year ended December 31, 2017 is comprised of $8.7 million that relates to incentive stock options and $43.6 million that relates to non-qualified stock options and restricted units and awards. Employee and non-employee share-based compensation expense of $45.8 million for the year ended December 31, 2016 is comprised of $8.0 million that relates to incentive stock options and $37.8 million that relates to non-qualified stock options and restricted units and awards. Employee and non-employee share-based compensation expense of $32.7 million for the year ended December 31, 2015 is comprised of $6.2 million that relates to incentive stock options and $26.5 million that relates to non-qualified stock options and restricted units and awards.

	2017	2016	2015
Operating expenses	$52,282	$45,848	$32,719
Total employee and non-employee share-based compensation expense included in income, before income tax	52,282	45,848	32,719
Less: Amount of income tax benefit recognized in earnings	(100,635)	(34,909)	(9,058)
Amount charged against net income	$(48,353)	$10,939	$23,661

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

15.                            INCOME TAXES

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Reform Act”).  The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries.  The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. A company may select between one of three scenarios to determine a reasonable estimate arising from the Tax Reform Act. Those scenarios are (i) a final estimate which effectively closes the measurement window; (ii) a reasonable estimate leaving the measurement window open for future revisions; and (iii) no estimate as the law is still being analyzed. The Company was able to provide a reasonable estimate for the revaluation of deferred taxes and the effects of the toll charge on undistributed foreign subsidiary earnings and profits (“E&P”). As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act, the Company revalued its net deferred tax assets at December 31, 2017, resulting in a provisional $39.8 million charge included in the provision for income taxes for the year ended December 31, 2017. The Tax Reform Act also provided for a one-time deemed mandatory repatriation of Post-1986 E&P through the year ended December 31, 2017.  As a result, the Company recognized a provisional $2.1 million charge in the provision for income taxes for the year ended December 31, 2017 related to the deemed mandatory repatriation. The Company continues to evaluate the various provisions of Tax Reform Act, including, the global intangible low-taxed income (“GILTI”) and the foreign derived intangible income (“FDII”) provisions. The ultimate impact of the Tax Reform Act may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and any related actions the Company may take. The measurement period begins in the reporting period that includes the enactment date and ends when an entity has obtained, prepared, and analyzed the information that was needed in order to complete the accounting requirements under ASC Topic 740.

The domestic and foreign components of the Company’s income before provision for income taxes are as follows:

	Year Ended December 31,
	2017	2016	2015
Domestic*	$1,062,713	$1,029,763	$859,039
Foreign*	138,910	49,922	32,509
Income before provision for income taxes	$1,201,623	$1,079,685	$891,548

*After intercompany royalties, management fees and interest charges from the Company’s domestic to foreign entities of $42.5 million, $25.6 million and $29.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Components of the provision for income taxes are as follows:

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$243,127	$212,283	$548,018
State	43,252	35,756	88,671
Foreign	27,522	17,171	10,634
	313,901	265,210	647,323

Deferred:
Federal	61,797	87,360	(255,422)
State	3,062	15,254	(40,446)
Foreign	(4,579)	(9,709)	(5,420)
	60,280	92,905	(301,288)

Valuation allowance	6,764	8,885	(1,220)
	$380,945	$367,000	$344,815

The differences in the total provision for income taxes that would result from applying the 35% federal statutory rate to income before provision for income taxes and the reported provision for income taxes are as follows:

	Year Ended December 31,
	2017	2016	2015
U.S. Federal tax expense at statutory rates	$420,568	$377,599	$312,042
State income taxes, net of federal tax benefit	27,569	33,148	31,046
Permanent differences	10,356	954	5,285
Stock based compensation	(79,687)	(13,654)	3,203
Domestic production deduction	(22,229)	(21,447)	-
Deferred tax asset reduction (Tax Reform Act)	39,763	-	-
Other	3,736	(8,765)	(127)
Foreign rate differential	(25,895)	(9,720)	(5,414)
Valuation allowance	6,764	8,885	(1,220)
	$380,945	$367,000	$344,815

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Major components of the Company’s deferred tax assets (liabilities) at December 31, 2017 and 2016 are as follows:

	2017	2016
Deferred Tax Assets:
Reserve for sales returns	$159	$149
Reserve for inventory obsolescence	522	524
Reserve for marketing development fund	6,360	8,065
Capitalization of inventory costs	1,598	2,714
State franchise tax - current	2,050	18,016
Accrued compensation	1,473	1,212
Accrued other liabilities	3,917	1,817
Deferred revenue	93,321	145,319
Stock-based compensation	21,119	31,873
Foreign net operating loss carryforward	28,965	29,894
Prepaid supplies	7,273	8,022
Termination payments	70,637	98,244
Elimination Company Profit	-	2,843
Gain on intercompany transfer	6,793	7,274
Other deferred tax assets	3,449	376
Total gross deferred tax assets	$247,636	$356,342

Deferred Tax Liabilities:
Amortization of trademarks	$(21,657)	$(18,663)
Intangibles	(84,867)	(131,264)
State franchise tax - deferred	(7,617)	(12,946)
Other deferred tax liabilities	(62)	(1,101)
Depreciation	(8,260)	(6,736)
Total gross deferred tax liabilities	(122,463)	(170,710)

Valuation Allowance	(32,840)	(26,076)

Net deferred tax assets	$92,333	$159,556

During the years ended December 31, 2017, 2016 and 2015, the Company established full valuation allowances against certain deferred tax assets, resulting from cumulative net operating losses incurred by certain foreign subsidiaries of the Company. The effect of the valuation allowances and the subsequent related impact on the Company’s overall tax rate was to increase (decrease) the Company’s provision for income taxes by $6.8 million, $8.9 million and ($0.5) million for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, the Company had net operating loss carryforwards of approximately $105.2 million. Of this amount, $76.6 million may be carried forward indefinitely. The remaining $28.6 million of net operating loss carryforwards will begin to expire in 2018.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the years ended December 31, 2017, 2016 and 2015:

Gross Unrealized Tax Benefits
Balance at January 1, 2015	$935
Additions for tax positions related to the current year	-
Additions for tax positions related to the prior year	-
Decreases for tax positions related to prior years	(464)
Balance at December 31, 2015	$471
Additions for tax positions related to the current year	-
Additions for tax positions related to the prior year	-
Decreases for tax positions related to prior years	(462)
Balance at December 31, 2016	$9
Additions for tax positions related to the current year	-
Additions for tax positions related to the prior year	6,540
Decreases for tax positions related to prior years	(9)
Balance at December 31, 2017	$6,540

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s consolidated financial statements. As of December 31, 2017, the Company had accrued approximately $1.3 million in interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions it would not have a significant impact on the Company’s effective tax rate.

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

16.                            EARNINGS PER SHARE

A reconciliation of the weighted average shares used in the basic and diluted earnings per common share computations for the years ended December 31, 2017, 2016 and 2015 is presented below (in thousands):

	2017	2016	2015
Weighted-average shares outstanding:
Basic	566,782	587,874	566,448
Dilutive securities	10,359	11,945	11,310
Diluted	577,141	599,819	577,758

For the years ended December 31, 2017, 2016 and 2015, options and awards outstanding totaling 7.9 million shares, 5.7 million shares and 3.0 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

17.       EMPLOYEE BENEFIT PLAN

Employees of the Company may participate in the Monster Beverage Corporation 401(k) Plan, a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code.  Participating employees may contribute up to 15% of their pretax salary up to statutory limits. The Company contributes 50% of the employee contribution, up to 6% of each employee’s earnings, which vest 25% each year for four years after the first anniversary date. Matching contributions were $2.5 million, $2.0 million and $0.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

18.                            SEGMENT INFORMATION

The Company has three operating and reportable segments, (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is comprised of our Monster Energy® drinks, Monster Hydro® energy drinks and Mutant® Super Soda drinks, (ii) Strategic Brands segment (“Strategic Brands”), which is comprised of the various energy drink brands acquired from The Coca-Cola Company (“TCCC”) in 2015 and (iii) Other segment (“Other”), the principal products of which include the non-energy brands disposed of as a result of the TCCC Transaction (effectively from January 1, 2015 to June 12, 2015), as well as certain products sold by AFF to independent third-party customers (the “AFF Third-Party Products”) (effectively from April 1, 2016).

The Company’s Monster Energy® Drinks segment generates net operating revenues by selling ready-to-drink packaged drinks primarily to bottlers and full service beverage distributors. In some cases, the Company sells directly to retail grocery and specialty chains, wholesalers, club stores, drug stores, mass merchandisers, convenience chains, food service customers and the military.

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

The net revenues derived from the Company’s reportable segments and other financial information related thereto for the years ended December 31, 2017, 2016 and 2015 are as follows:

	2017	2016	2015
Net sales:
Monster Energy® Drinks(1)	$3,047,596	$2,759,862	$2,518,505
Strategic Brands	299,844	272,520	143,282
Other	21,605	17,011	60,777
Corporate and unallocated	-	-	-
	$3,369,045	$3,049,393	$2,722,564

	2017	2016	2015
Operating Income:
Monster Energy® Drinks(1) (2)	$1,264,579	$1,148,427	$836,053
Strategic Brands	174,458	163,121	89,841
Other(3)	5,583	2,295	165,233
Corporate and unallocated	(245,833)	(228,505)	(197,474)
	$1,198,787	$1,085,338	$893,653

	2017	2016	2015
Income before tax:
Monster Energy® Drinks(1) (2)	$1,264,555	$1,148,640	$836,429
Strategic Brands	174,442	163,084	89,825
Other(3)	5,583	2,295	165,233
Corporate and unallocated	(242,957)	(234,334)	(199,939)
	$1,201,623	$1,079,685	$891,548

(1)          Includes $43.4 million, $40.3 million and $62.8 million for the years ended December 31, 2017, 2016 and 2015, respectively, related to the recognition of deferred revenue.

(2)          Includes $35.4 million, $79.8 million and $224.0 million for the years ended December 31, 2017, 2016 and 2015, respectively, related to distributor termination costs.

(3)          Includes $161.5 million gain on the sale of Monster Non-Energy for the year ended December 31, 2015.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

	2017	2016	2015
Depreciation and amortization:
Monster Energy® Drinks	$29,591	$24,048	$21,464
Stategic Brands	7,443	7,113	3,868
Other	4,608	3,457	231
Corporate and unallocated	7,245	6,227	5,297
	$48,887	$40,845	$30,860

Corporate and unallocated expenses were $245.8 million for the year ended December 31, 2017 and included $156.3 million of payroll costs, of which $52.3 million was attributable to stock-based compensation expense (see Note 14, “Stock-Based Compensation”), $51.8 million of professional service expenses, including accounting and legal costs, $6.0 million of insurance costs and $31.7 million of other operating expenses. Corporate and unallocated expenses were $228.5 million for the year ended December 31, 2016 and included $128.0 million of payroll costs, of which $45.8 million was attributable to stock-based compensation expense (see Note 14, “Stock-Based Compensation”), $66.3 million of professional service expenses, including accounting and legal costs, $6.0 million of insurance costs and $28.2 million of other operating expenses. Corporate and unallocated expenses were $197.5 million for the year ended December 31, 2015 and included $109.8 million of payroll costs, of which $32.7 million was attributable to stock-based compensation expense (see Note 14, “Stock-Based Compensation”), $60.8 million of professional service expenses, including accounting and legal costs, $7.0 million of insurance costs and $19.9 million of other operating expenses.

TCCC, through the TCCC Subsidiaries, accounted for approximately 18%, 41% and 43% of the Company’s net sales for the years ended December 31, 2017, 2016 and 2015, respectively. As part of TCCC’s North America Refranchising initiative (the “North America Refranchising”), the territories of certain TCCC Subsidiaries have been transitioned to certain independent/non wholly-owned TCCC bottlers/distributors. Accordingly, the Company’s percentage of net sales classified as sales to the TCCC Subsidiaries decreased for the year ended December 31, 2017.  CCBCC Operations, LLC accounted for approximately 13%, 9% and 6% of the Company’s net sales for the years ended December 31, 2017, 2016 and 2015, respectively.

Net sales to customers outside the United States amounted to $909.3 million, $733.7 million and $580.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.  Such sales were approximately 27%, 24% and 21% of net sales for the years ended December 31, 2017, 2016 and 2015, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Goodwill and other intangible assets for the Company’s reportable segments as of December 31, 2017 and 2016 are as follows:

	2017	2016
Goodwill and other intangible assets:
Monster Energy® Drinks	$1,346,648	$1,334,494
Strategic Brands	995,582	1,001,749
Other	23,498	28,035
Corporate and unallocated	-	-
	$2,365,728	$2,364,278

19.                            RELATED PARTY TRANSACTIONS

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

TCCC commissions, based on sales to the TCCC Affiliates for the years ended December 31, 2017, 2016 and 2015, were $45.0 million, $28.2 million and $18.0 million, respectively.

TCCC commissions, based on sales to the TCCC Subsidiaries, are accounted for as a reduction to revenue and are reported in net sales to the TCCC Subsidiaries.

Net sales to the TCCC Subsidiaries for the years ended December 31, 2017, 2016 and 2015 were $594.1 million, $1,259.7 million and $1,151.7 million, respectively. As part of the North America Refranchising, the territories of certain TCCC Subsidiaries have been transitioned to certain independent/non wholly-owned TCCC bottlers/distributors. Accordingly, the Company’s net sales classified as sales to the TCCC Subsidiaries decreased for year ended December 31, 2017.

The Company also purchases concentrates from TCCC which are then sold to both the TCCC Affiliates and the TCCC Subsidiaries. Concentrate purchases from TCCC were $26.2 million, $26.2 million and $16.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Certain TCCC Subsidiaries also contract manufacture certain of the Company’s Monster Energy® brand energy drinks as well as Mutant® Super Soda drinks. Contract manufacturing expenses were $11.8 million, $9.6 million and $6.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Accounts receivable, accounts payable and accrued promotional allowances related to the TCCC Subsidiaries are as follows at:

	December 31, 2017	December 31, 2016

Accounts receivable, net	$32,607	$151,756
TCCC Transaction receivable	$-	$125,000
Accounts payable	$(45,465)	$(41,210)
Accrued promotional allowances	$(5,884)	$(27,056)

Two directors and officers of the Company and their families are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the years ended December 31, 2017, 2016 and 2015 were $2.2 million, $1.5 million and $1.9 million, respectively.

20.       SUBSEQUENT EVENTS

On February 27, 2018, the Company’s Board of Directors authorized a new share repurchase program for the purchase of up to $250.0 million of the Company’s outstanding common stock (the “February 2018 Repurchase Plan”). As $250.0 million remains available for grant under the February 2017 Repurchase Plan, the aggregate amount available to repurchase the Company’s common stock is currently $500.0 million.

21.                            QUARTERLY FINANCIAL DATA (Unaudited)

				Net Income per Common Share
	Net Sales	Gross Profit	Net Income	Basic	Diluted
Quarter ended:
March 31, 2017	$742,146	$480,874	$177,980	$0.31	$0.31
June 30, 2017	907,068	583,497	222,633	$0.39	$0.39
September 30, 2017	909,476	569,709	218,744	$0.39	$0.38
December 31, 2017	810,355	503,610	201,321	$0.36	$0.35
	$3,369,045	$2,137,690	$820,678

Quarter ended:
March 31, 2016	$680,186	$423,098	$163,877	$0.27	$0.26
June 30, 2016	827,488	517,814	184,219	$0.31	$0.30
September 30, 2016	787,954	502,975	191,643	$0.34	$0.33
December 31, 2016	753,765	498,113	172,946	$0.30	$0.30
	$3,049,393	$1,942,000	$712,685

Certain of the figures reported above may differ from previously reported figures for individual quarters due to rounding.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015 (Dollars in Thousands)

Description	Balance at beginning of period	Charged to cost and expenses	Deductions	Balance at end of period

Allowance for doubtful accounts, sales returns and cash discounts:

2017	$1,121	$8,364	$(8,380)	$1,105
2016	$1,248	$7,389	$(7,516)	$1,121
2015	$1,704	$8,407	$(8,863)	$1,248

Allowance on Deferred Tax Assets and Unrecognized Tax Benefits:

2017	$26,086	$14,594	$-	$40,680
2016	$17,846	$8,240	$-	$26,086
2015	$19,786	$(1,940)	$-	$17,846