Form 10-Q
period 2018-03-31
Monster Beverage Corp
filed 2018-05-10
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018	Commission File Number 001-18761

MONSTER BEVERAGE CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	47-1809393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ___    No  X

The Registrant had 562,681,834 shares of common stock, par value $0.005 per share, outstanding as of April 26, 2018.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

MARCH 31, 2018

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2018 AND DECEMBER 31, 2017

(In Thousands, Except Par Value) (Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$511,360	$528,622
Short-term investments	585,222	672,933
Accounts receivable, net	525,463	449,476
Inventories	268,607	255,745
Prepaid expenses and other current assets	61,639	40,877
Prepaid income taxes	86,257	138,724
Total current assets	2,038,548	2,086,377

INVESTMENTS	3,497	2,366
PROPERTY AND EQUIPMENT, net	231,199	230,276
DEFERRED INCOME TAXES	85,748	92,333
GOODWILL	1,331,643	1,331,643
OTHER INTANGIBLE ASSETS, net	1,036,661	1,034,085
OTHER ASSETS	12,836	13,932
Total Assets	$4,740,132	$4,791,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$226,063	$245,910
Accrued liabilities	80,893	87,475
Accrued promotional allowances	155,992	137,998
Accrued distributor terminations	162	91
Deferred revenue	44,325	43,236
Accrued compensation	16,829	34,996
Income taxes payable	9,758	10,645
Total current liabilities	534,022	560,351

DEFERRED REVENUE	328,300	334,354

OTHER LIABILITIES	2,203	1,095

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 1,250,000 shares authorized; 629,924 shares issued and 562,605 outstanding as of March 31, 2018; 629,255 shares issued and 566,298 outstanding as of December 31, 2017	3,150	3,146
Additional paid-in capital	4,170,565	4,150,628
Retained earnings	3,137,691	2,928,226
Accumulated other comprehensive loss	(13,721)	(16,659)
Common stock in treasury, at cost; 67,319 shares and 62,957 shares as of March 31, 2018 and December 31, 2017, respectively	(3,422,078)	(3,170,129)
Total stockholders’ equity	3,875,607	3,895,212
Total Liabilities and Stockholders’ Equity	$4,740,132	$4,791,012

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE-MONTHS ENDED MARCH 31, 2018 AND 2017

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended
	March 31,
	2018	2017

NET SALES	$850,921	$742,146

COST OF SALES	335,664	261,272

GROSS PROFIT	515,257	480,874

OPERATING EXPENSES	235,342	216,612

OPERATING INCOME	279,915	264,262

INTEREST and OTHER INCOME, net	1,805	658

INCOME BEFORE PROVISION FOR INCOME TAXES	281,720	264,920

PROVISION FOR INCOME TAXES	65,670	86,940

NET INCOME	$216,050	$177,980

NET INCOME PER COMMON SHARE:
Basic	$0.38	$0.31
Diluted	$0.38	$0.31

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	566,000	571,578
Diluted	574,129	582,032

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE-MONTHS ENDED MARCH 31, 2018 AND 2017

(In Thousands) (Unaudited)

	Three-Months Ended March 31,
	2018	2017
Net income, as reported	$216,050	$177,980
Other comprehensive income:
Change in foreign currency translation adjustment	2,723	1,201
Available-for-sale investments:
Change in net unrealized gains	215	131
Reclassification adjustment for net gains included in net income	-	-
Net change in available-for-sale investments	215	131
Other comprehensive income	2,938	1,332
Comprehensive income	$218,988	$179,312

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTHS ENDED MARCH 31, 2018 AND 2017

(In Thousands) (Unaudited)

	Three-Months Ended
	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$216,050	$177,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,991	11,183
Gain on disposal of property and equipment	(187)	(268)
Stock-based compensation	13,439	13,142
Deferred income taxes	-	1,862
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(72,699)	7,441
Distributor receivables	3,279	(951)
Inventories	(11,274)	(7,793)
Prepaid expenses and other current assets	(19,646)	(11,368)
Prepaid income taxes	52,410	25,601
Accounts payable	(22,616)	(19,317)
Accrued liabilities	(14,985)	6,788
Accrued promotional allowances	15,971	14,111
Accrued distributor terminations	71	315
Accrued compensation	(18,350)	(15,802)
Income taxes payable	(1,059)	(5,506)
Other liabilities	1,108	-
Deferred revenue	(6,592)	(4,454)
Net cash provided by operating activities	148,911	192,964

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of available-for-sale investments	334,216	71,553
Purchases of available-for-sale investments	(247,421)	(58,314)
Purchases of property and equipment	(13,049)	(19,093)
Proceeds from sale of property and equipment	3,397	452
Decrease (Increase) in intangibles	280	(848)
Increase in other assets	(1,549)	(52)
Net cash provided by (used in) investing activities	75,874	(6,302)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(543)	(700)
Issuance of common stock	6,501	13,621
Purchases of common stock held in treasury	(251,950)	(64)
Net cash (used in) provided by financing activities	(245,992)	12,857

Effect of exchange rate changes on cash and cash equivalents	3,945	(764)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,262)	198,755
CASH AND CASH EQUIVALENTS, beginning of period	528,622	377,582
CASH AND CASH EQUIVALENTS, end of period	$511,360	$576,337

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$16	$19
Income taxes	$15,223	$66,094

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTHS ENDED MARCH 31, 2018 AND 2017

(In Thousands) (Unaudited) (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

The Company entered into capital leases for the acquisition of promotional vehicles of $0.1 million and $1.0 million for the three-months ended March 31, 2018 and 2017, respectively.

Included in accrued liabilities as of March 31, 2018 and 2017 were $8.3 million and $6.2 million, respectively, related to additions to other intangible assets.

Included in accounts receivable as of March 31, 2018 were available-for-sale short-term investment sales of $11.5 million.

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

1.                                    BASIS OF PRESENTATION

Reference is made to the Notes to Consolidated Financial Statements, in Monster Beverage Corporation and Subsidiaries (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2017 (“Form 10-K”) for a summary of significant accounting policies utilized by the Company and its consolidated subsidiaries and other disclosures, which should be read in conjunction with this Quarterly Report on Form 10-Q (“Form 10-Q”).

The Company’s condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting.  They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP.  The information set forth in these interim condensed consolidated financial statements for the three-months ended March 31, 2018 and 2017, respectively, is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading.  Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

2.                                    RECENT ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements not yet adopted

In February 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02 (ASU No. 2018-02), “Income Statement—Reporting Comprehensive Income (Topic 220)”, which amends the previous guidance to allow for certain tax effects “stranded” in accumulated other comprehensive income, which are impacted by the Tax Cuts and Jobs Act (the “Tax Reform Act”), to be reclassified from accumulated other comprehensive income into retained earnings. This amendment pertains only to those items impacted by the new tax law and will not apply to any future tax effects stranded in accumulated other comprehensive income. This standard is effective for fiscal years beginning after December 15, 2018, and allows for early adoption. The Company is currently evaluating the impact of ASU No. 2018-02 on its financial position, results of operations and liquidity.

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

Recently adopted accounting pronouncements

In May 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, “Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting”, clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance was effective for the Company on a prospective basis beginning on January 1, 2018, with early adoption permitted. The adoption of ASU No. 2017-09 did not have a material impact on the Company’s financial position, results of operations and liquidity.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This amendment was effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU No. 2017-01 did not have a material impact on the Company’s financial position, results of operations and liquidity.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory”, in an effort to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. FASB ASU No. 2016-16 establishes the requirement that an entity recognizes the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU No. 2016-16 was effective for financial statements issued for annual periods beginning after December 15, 2017 and interim periods within those annual periods. The Company adopted ASU No. 2016-16 effective January 1, 2018 on a modified retrospective basis, resulting in a $6.6 million reclassification of the unrecognized income tax effects related to assets transfers that occurred prior to the adoption from deferred income taxes to opening retained earnings.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230)”. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The guidance requires application using a retrospective transition method. The adoption of ASU No. 2016-15 did not have a material impact on the Company’s financial position, results of operations and liquidity.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which superseded previous revenue recognition guidance. ASU No. 2014-09 and its amendments were included in Accounting Standards Codification (“ASC”) 606 “Revenue from Contracts with Customers”. ASC 606 requires that a company recognize revenue at an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring goods or services to a customer. The Company adopted ASC 606 effective January 1, 2018, using the modified retrospective approach, with no impact to the opening retained earnings. Results for periods beginning on or after January 1, 2018 are presented under ASC 606, while prior periods are not adjusted and continue to be reported in accordance with the prior accounting guidance under ASC 605 “Revenue Recognition”. See Note 3.

3.                                    REVENUE RECOGNITION

The Company currently has three operating and reportable segments, (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is comprised of the Company’s Monster Energy® drinks, Monster Hydro® energy drinks and Mutant® Super Soda drinks, (ii) Strategic Brands segment (“Strategic Brands”), which is comprised of the various energy drink brands acquired from The Coca-Cola Company (“TCCC”) in 2015, and (iii) Other segment (“Other”), which is comprised of certain products sold by American Fruits & Flavors LLC, a wholly-owned subsidiary of the Company, to independent third-party customers.

The Company’s Monster Energy® Drinks segment generates net operating revenues by selling ready-to-drink packaged energy drinks primarily to bottlers and full service beverage distributors. In some cases, the Company sells directly to retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, drug stores, food service customers and the military.

The Company’s Strategic Brands segment primarily generates net operating revenues by selling “concentrates” and/or “beverage bases” to authorized bottling and canning operations. Such bottlers generally combine the concentrates and/or beverage bases with sweeteners, water and other ingredients to produce ready-to-drink packaged energy drinks. The ready-to-drink packaged energy drinks are then sold to other bottlers and full service distributors and to retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, food service customers, drug stores and the military. To a lesser extent, our Strategic Brands segment generates net operating revenues by selling certain ready-to-drink packaged energy drinks to bottlers and full service beverage distributors.

The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements.   Certain of the Company’s bottlers/distributors may also perform a separate function as a co-packer on the Company’s behalf. In such cases, control of the Company’s products passes to such bottlers/distributors when they notify the Company that they have taken possession or transferred the relevant portion of the Company’s finished goods. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of March 31, 2018 or December 31, 2017.

The Company excludes from revenues all taxes assessed by a governmental authority that are imposed on the sale of its products and collected from customers.

Distribution expenses to transport the Company’s products, where applicable, and warehousing expense after manufacture are accounted for within operating expenses.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

There were no changes to the Company’s accounting for variable consideration under ASC 606. Promotional and other allowances (variable consideration) recorded as a reduction to net sales, primarily include consideration given to the Company’s bottlers/distributors or retail customers including, but not limited to the following:

•	discounts granted off list prices to support price promotions to end-consumers by retailers;
•

reimbursements given to the Company’s bottlers/distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products;

•	the Company’s agreed share of fees given to bottlers/distributors and/or directly to retailers for advertising, in-store marketing and promotional activities;
•	the Company’s agreed share of slotting, shelf space allowances and other fees given directly to retailers;
•	incentives given to the Company’s bottlers/distributors and/or retailers for achieving or exceeding certain predetermined sales goals;
•	discounted or free products;
•	contractual fees given to the Company’s bottlers/distributors related to sales made by the Company direct to certain customers that fall within the bottlers’/distributors’ sales territories; and
•	certain commissions paid based on sales to the Company’s bottlers/distributors.

The Company’s promotional allowance programs with its bottlers/distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year. The Company’s promotional and other allowances are calculated based on various programs with bottlers/distributors and retail customers, and accruals are established during the year for its anticipated liabilities. These accruals are based on agreed upon terms as well as the Company’s historical experience with similar programs and require management’s judgment with respect to estimating consumer participation and/or distributor and retail customer performance levels. Differences between such estimated expense and actual expenses for promotional and other allowance costs have historically been insignificant and are recognized in earnings in the period such differences are determined.

Upon adoption of ASC 606, commissions paid to TCCC based on sales to certain of the Company’s bottlers/distributors who are (i) consolidated subsidiaries of TCCC (the “TCCC Subsidiaries”), (ii) accounted for under the equity method by TCCC (the “TCCC Related Parties”) and (iii) those not included in (i) or (ii) (the “TCCC Independent Bottlers”) are accounted for as follows:

Three-Months Ended March 31, 2018
Commissions Related To:	As Reported	Without Adoption of ASC 606
TCCC Subsidiaries	Reduction to net sales	Reduction to net sales
TCCC Related Parties	Reduction to net sales	Operating expenes
TCCC Independent Bottlers	Operating expenses	Operating expenes

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The impact of the adoption of ASC 606 on the Company’s condensed consolidated statement of income for the three-months ended March 31, 2018 was as follows:

	Three-Months Ended March 31, 2018
	As Reported	Without Adoption of ASC 606	(Decrease) Increase due to Adoption of ASC 606
Net Sales	$850,921	$860,861	$(9,940)	[1]
Operating Expenses	$235,342	$245,282	$(9,940)	[1]

1 TCCC Commissions based on sales to the TCCC Related Parties. There were no other identified changes to our revenue recognition policies as a result of the adoption of ASC 606.

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by geographical markets and reportable segments:

	Three-Months Ended March 31, 2018
Net Sales	U.S. and Canada	EMEA[1]	Asia Pacific	Latin America and Caribbean	Total
Monster Energy® Drinks	$588,817	$110,929	$47,431	$33,328	$780,505
Strategic Brands	39,724	19,313	5,548	1,174	65,759
Other	4,657	-	-	-	4,657
Total Net Sales	$633,198	$130,242	$52,979	$34,502	$850,921

1Europe, Middle East and Africa (“EMEA”)

Contract Liabilities

Amounts received from certain bottlers/distributors at inception of their distribution contracts or at the inception of certain sales/marketing programs are accounted for as deferred revenue. As of December 31, 2017, the Company had $377.6 million of deferred revenue, which is included in current and long-term deferred revenue in the Company’s condensed consolidated balance sheet. As of March 31, 2018, the Company had $372.6 million of deferred revenue, which is included in current and long-term deferred revenue in the Company’s condensed consolidated balance sheets. During the three-months ended March 31, 2018, $11.2 million of deferred revenue was recognized in net sales. See Note 10.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

4.                                    INVESTMENTS

The following table summarizes the Company’s investments at:

March 31, 2018	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Available-for-sale
Short-term:
Commercial paper	$42,288	$-	$-	$42,288	$-	$-
Municipal securities	441,360	-	508	440,852	508	-
U.S. government agency securities	74,773	-	107	74,666	107	-
Variable rate demand notes	27,416	-	-	27,416	-	-
Long-term:
Municipal securities	527	-	-	527	-	-
U.S. government agency securities	2,973	-	3	2,970	3	-
Total	$589,337	$-	$618	$588,719	$618	$-

December 31, 2017	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Available-for-sale
Short-term:
Commercial paper	$81,026	$-	$-	$81,026	$-	$-
Certificates of deposit	11,869	-	-	11,869	-	-
Municipal securities	469,604	1	740	468,865	740	-
U.S. government agency securities	61,307	-	88	61,219	88	-
Variable rate demand notes	49,954	-	-	49,954	-	-
Long-term:
U.S. government agency securities	2,369	-	3	2,366	3	-
Total	$676,129	$1	$831	$675,299	$831	$-

During the three-months ended March 31, 2018 and 2017, realized gains or losses recognized on the sale of investments were not significant.

The Company’s investments at March 31, 2018 and December 31, 2017 in commercial paper, certificates of deposit, municipal securities, U.S. government agency securities and/or variable rate demand notes (“VRDNs”) carried investment grade credit ratings. VRDNs are floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. While they are classified as marketable investment securities, the put option allows the VRDNs to be liquidated at par on a same day, or more generally, on a seven-day settlement basis.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	March 31, 2018		December 31, 2017

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
Commercial paper	$42,288	$42,288	$81,026	$81,026
Municipal securities	441,360	440,852	469,604	468,865
U.S. government agency securities	74,773	74,666	61,307	61,219
Certificates of deposit	-	-	11,869	11,869
Due 1 -10 years:
Municipal securities	527	527	-	-
U.S. government agency securities	2,973	2,970	2,369	2,366
Variable rate demand notes	6,622	6,622	6,366	6,366
Due 11 - 20 years:
Variable rate demand notes	18,542	18,542	28,377	28,377
Due 21 - 30 years:
Variable rate demand notes	2,252	2,252	15,211	15,211
Total	$589,337	$588,719	$676,129	$675,299

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following tables present the fair value of the Company’s financial assets and liabilities that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

March 31, 2018	Level 1	Level 2	Level 3	Total
Cash	$394,221	$-	$-	$394,221
Money market funds	39,228	-	-	39,228
Certificates of deposit	-	16,985	-	16,985
Commercial paper	-	60,825	-	60,825
Variable rate demand notes	-	27,416	-	27,416
Municipal securities	-	481,250	-	481,250
U.S. government agency securities	-	80,154	-	80,154
U.S. Treasuries	-	-	-	-
Foreign currency derivatives	-	(95)	-	(95)
Total	$433,449	$666,535	$-	$1,099,984

Amounts included in:
Cash and cash equivalents	$433,449	$77,911	$-	$511,360
Short-term investments	-	585,222	-	585,222
Accounts receivable, net	-	208	-	208
Investments	-	3,497	-	3,497
Accrued liabilities	-	(303)	-	(303)
Total	$433,449	$666,535	$-	$1,099,984

December 31, 2017	Level 1	Level 2	Level 3	Total
Cash	$310,885	$-	$-	$310,885
Money market funds	112,848	-	-	112,848
Certificates of deposit	-	15,720	-	15,720
Commercial paper	-	99,903	-	99,903
Variable rate demand notes	-	49,954	-	49,954
Municipal securities	-	529,984	-	529,984
U.S. government agency securities	-	81,230	-	81,230
U.S. Treasuries	-	3,397	-	3,397
Foreign currency derivatives	-	(1,484)	-	(1,484)
Total	$423,733	$778,704	$-	$1,202,437

Amounts included in:
Cash and cash equivalents	$423,733	$104,889	$-	$528,622
Short-term investments	-	672,933	-	672,933
Accounts receivable, net	-	95	-	95
Investments	-	2,366	-	2,366
Accrued liabilities	-	(1,579)	-	(1,579)
Total	$423,733	$778,704	$-	$1,202,437

All of the Company’s short-term investments are classified within Level 1 or Level 2 of the fair value hierarchy.  The Company’s valuation of its Level 1 investments, which include money market funds, is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments, which include municipal securities, commercial paper, certificates of deposit, VRDNs, U.S. Treasuries and U.S. government agency securities, is based on other observable inputs, specifically a market approach which utilizes valuation models, pricing systems, mathematical tools and other relevant information for the same or similar securities. The Company’s valuation of its Level 2 foreign currency exchange contracts is based on quoted market prices of the same or similar instruments, adjusted for counterparty risk. There were no transfers between Level 1 and Level 2 measurements during the three-months ended March 31, 2018 or the year ended December 31, 2017, and there were no changes in the Company’s valuation techniques.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

6.                                    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to foreign currency exchange rate risks related primarily to its foreign business operations. During the three-months ended March 31, 2018 and the year ended December 31, 2017, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts of the Company that were outstanding as of March 31, 2018 have terms of one month or less. The Company does not enter into forward currency exchange contracts for speculation or trading purposes.

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

The notional amount and fair value of all outstanding foreign currency derivative instruments in the condensed consolidated balance sheets consist of the following at:

March 31, 2018
Derivatives not designated as hedging instruments under FASB ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location

Assets:
Foreign currency exchange contracts:
Receive USD/pay GBP	$33,290	$139	Accounts receivable, net
Receive USD/pay ZAR	20,255	65	Accounts receivable, net
Receive NOK/pay USD	1,746	4	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive USD/pay EUR	$76,452	$(85)	Accrued liabilities
Receive USD/pay AUD	16,909	(73)	Accrued liabilities
Receive USD/pay MXN	3,337	(29)	Accrued liabilities
Receive SGD/pay USD	3,296	(15)	Accrued liabilities
Receive USD/pay NZD	2,237	(4)	Accrued liabilities
Receive USD/pay TRY	5,435	(83)	Accrued liabilities
Receive USD/pay BRL	717	(8)	Accrued liabilities
Receive USD/pay CLP	2,545	(3)	Accrued liabilities
Receive USD/pay COP	3,286	(3)	Accrued liabilities

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

December 31, 2017
Derivatives not designated as hedging instruments under FASB ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location

Assets:
Foreign currency exchange contracts:
Receive CAD/pay USD	$4,892	$61	Accounts receivable, net
Receive SGD/pay USD	223	2	Accounts receivable, net
Receive NOK/pay USD	1,534	18	Accounts receivable, net
Receive USD/pay BRL	1,806	1	Accounts receivable, net
Receive USD/pay COP	2,803	13	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive USD/pay GBP	$31,342	$(334)	Accrued liabilities
Receive USD/pay EUR	65,131	(642)	Accrued liabilities
Receive USD/pay AUD	17,238	(177)	Accrued liabilities
Receive USD/pay ZAR	21,311	(222)	Accrued liabilities
Receive USD/pay MXN	7,720	(126)	Accrued liabilities
Receive USD/pay NZD	1,826	(18)	Accrued liabilities
Receive USD/pay TRY	5,483	(52)	Accrued liabilities
Receive USD/pay CLP	1,112	(8)	Accrued liabilities

The net (losses) gains on derivative instruments in the condensed consolidated statements of income were as follows:

		Amount of (loss) gain recognized in income on derivatives
		Three-months ended
Derivatives not designated as hedging instruments under FASB ASC 815-20	Location of (loss) gain recognized in income on derivatives	March 31, 2018	March 31, 2017

Foreign currency exchange contracts	Interest and other income, net	$(4,659)	$(5,028)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

7.                                    INVENTORIES

Inventories consist of the following at:

	March 31, 2018	December 31, 2017
Raw materials	$84,594	$78,834
Finished goods	184,013	176,911
	$268,607	$255,745

8.                                    PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at:

	March 31, 2018	December 31, 2017
Land	$44,260	$47,373
Leasehold improvements	3,281	3,109
Furniture and fixtures	6,397	6,461
Office and computer equipment	15,191	14,506
Computer software	3,593	3,650
Equipment	156,626	148,434
Buildings	110,978	107,374
Vehicles	39,522	38,179
	379,848	369,086
Less: accumulated depreciation and amortization	(148,649)	(138,810)
	$231,199	$230,276

Total depreciation and amortization expense recorded was $10.9 million and $8.2 million for the three-months ended March 31, 2018 and 2017, respectively.

9.                                    GOODWILL AND OTHER INTANGIBLE ASSETS

The following is a roll-forward of goodwill for the three-months ended March 31, 2018 and 2017 by reportable segment:

	Monster Energy® Drinks	Strategic Brands	Other	Total
Balance at December 31, 2017	$693,644	$637,999	$-	$1,331,643
Acquisitions	-	-	-	-
Balance at March 31, 2018	$693,644	$637,999	$-	$1,331,643

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Monster Energy® Drinks	Strategic Brands	Other	Total
Balance at December 31, 2016	$693,644	$637,999	$-	$1,331,643
Acquisitions	-	-	-	-
Balance at March 31, 2017	$693,644	$637,999	$-	$1,331,643

Intangible assets consist of the following at:

	March 31, 2018	December 31, 2017
Amortizing intangibles	$71,350	$71,400
Accumulated amortization	(29,425)	(26,383)
	41,925	45,017
Non-amortizing intangibles	994,736	989,068
	$1,036,661	$1,034,085

Amortizing intangibles primarily consist of customer relationships. All amortizing intangibles have been assigned an estimated finite useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives, generally five to seven years. Total amortization expense recorded was $3.1 million and $3.0 million for the three-months ended March 31, 2018 and 2017, respectively.

10.                            DISTRIBUTION AGREEMENTS

In accordance with ASC No. 420 “Exit or Disposal Cost Obligations”, the Company expenses distributor termination costs in the period in which the written notification of termination occurs. The Company incurred termination costs of $7.0 million and $19.9 million for the three-months ended March 31, 2018 and 2017, respectively. Such termination costs have been expensed in full and are included in operating expenses for the three-months ended March 31, 2018 and 2017.

In the normal course of business, amounts received pursuant to new and/or amended distribution agreements entered into with certain distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, are accounted for as deferred revenue and are recognized as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years. Revenue recognized was $11.2 million and $10.0 million for the three-months ended March 31, 2018 and 2017, respectively.

11.                            COMMITMENTS AND CONTINGENCIES

The Company had purchase commitments aggregating approximately $56.5 million at March 31, 2018, which represented commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms, but are generally satisfied within one year.

The Company had contractual obligations aggregating approximately $170.2 million at March 31, 2018, which related primarily to sponsorships and other marketing activities.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company had operating lease commitments aggregating approximately $16.4 million at March 31, 2018, which related primarily to warehouse and office space.

In February 2018, the working capital line limit for the Company’s credit facility with HSBC Bank (China) Company Limited, Shanghai Branch was increased from $9.0 million to $15.0 million. Interest on borrowings under the line of credit is based on the People’s Bank of China benchmark lending rates multiplied by 1.10. As of March 31, 2018, the Company had $10.6 million outstanding on this line of credit, including interest, which is included in accounts payable in the condensed consolidated balance sheet.

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

State Attorney General Inquiry – In July 2012, the Company received a subpoena from the Attorney General for the State of New York in connection with its investigation concerning the Company’s advertising, marketing, promotion, ingredients, usage and sale of its Monster Energy® brand energy drinks. Production of documents pursuant to that subpoena was completed in approximately May 2014. On August 6, 2014, the Attorney General for the State of New York issued a second subpoena seeking additional documents and the deposition of a Company employee. On September 8, 2014, the Company moved to quash the second subpoena in the Supreme Court, New York County. The motion was fully briefed and was argued on March 17, 2015.  On January 13, 2017, the Court issued an opinion in which it agreed with certain Company arguments regarding the scope of the subpoena and the Attorney General’s investigation, but denied the motion to quash and granted the Attorney General’s cross-motion to compel compliance.  It is unknown what, if any, action the state Attorney General may take against the Company, the relief which may be sought in the event of any such proceeding or whether such proceeding could have a material adverse effect on the Company’s business, financial condition or results of operations. As there has been no activity on this matter for the past eight months, the Company intends to remove it from future reports.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, or in the amount of any related insurance reimbursements recorded. As of March 31, 2018, the Company’s condensed consolidated balance sheet includes accrued loss contingencies of approximately $1.6 million.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

12.                            ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the three-months ended March 31, 2018 are as follows:

	Currency Translation Losses	Unrealized (Gains) Losses on Available-for- Sale Securities	Total
Balance at December 31, 2017	$15,818	$841	$16,659
Other comprehensive loss (gain) before reclassifications	(2,723)	(215)	(2,938)
Amounts reclassified from accumulated other comprehensive loss (gain)	-	-	-
Net current-period other comprehensive loss (gain)	(2,723)	(215)	(2,938)
Balance at March 31, 2018	$13,095	$626	$13,721

13.                            TREASURY STOCK

On February 28, 2017, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “February 2017 Repurchase Plan”). During the three-months ended March 31, 2018, the Company purchased 4.3 million shares of common stock at an average purchase price of $57.74 per share, for a total amount of $249.9 million (excluding broker commissions), under the February 2017 Repurchase Plan, which exhausted the availability under the February 2017 Repurchase Plan. Such shares are included in common stock in treasury in the accompanying condensed consolidated balance sheet at March 31, 2018.

On February 27, 2018, the Company’s Board of Directors authorized a new share repurchase program for the purchase of up to $250.0 million of the Company’s outstanding common stock (the “February 2018 Repurchase Plan”). As of May 10, 2018, no shares have been repurchased pursuant to the February 2018 Repurchase Plan.

During the three-months ended March 31, 2018, 34,303 shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due, for a total amount of $2.0 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying condensed consolidated balance sheet at March 31, 2018.

14.                            STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at March 31, 2018: the Monster Beverage Corporation 2011 Omnibus Incentive Plan (the “2011 Omnibus Incentive Plan”), including the Monster Beverage Deferred Compensation Plan (the “Deferred Compensation Plan”) as a sub plan thereunder, and the Monster Beverage Corporation 2017 Compensation Plan for Non-Employee Directors (the “2017 Directors Plan”), including the Monster Beverage Deferred Compensation Plan for Non-Employee Directors (the “Non-Employee Director Deferral Plan”) as a sub plan thereunder.

The Company recorded $13.4 million and $13.1 million of compensation expense relating to outstanding options and restricted stock units during the three-months ended March 31, 2018 and 2017, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The excess tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options and vesting of restricted stock units for the three-months ended March 31, 2018 and 2017 was $2.8 million and $9.4 million, respectively.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted as of March 31, 2018 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	Three-Months Ended March 31,
	2018	2017
Dividend yield	0.0%	0.0%
Expected volatility	34.9%	36.6%
Risk-free interest rate	2.8%	2.1%
Expected term	6.0 years	6.1 years

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

Options	Number of Shares (In thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	17,819	$29.62	6.1	$600,032
Granted 01/01/18 - 03/31/18	2,615	$58.76
Exercised	(415)	$15.68
Cancelled or forfeited	(192)	$43.02
Outstanding at March 31, 2018	19,827	$33.62	6.4	$472,160
Vested and expected to vest in the
future at March 31, 2018	18,689	$32.62	6.3	$463,173
Exercisable at March 31, 2018	10,834	$21.99	4.7	$381,567

The weighted-average grant-date fair value of options granted during the three-months ended March 31, 2018 and 2017 was $22.82 per share and $18.00 per share, respectively. The total intrinsic value of options exercised during the three-months ended March 31, 2018 and 2017 was $18.2 million and $32.4 million, respectively.

Cash received from option exercises under all plans for the three-months ended March 31, 2018 and 2017 was approximately $6.5 million and $13.6 million, respectively.

At March 31, 2018, there was $125.3 million of total unrecognized compensation expense related to non-vested options granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 3.2 years.

Restricted Stock Units

The cost of stock-based compensation for restricted stock units is measured based on the closing fair market value of the Company’s common stock at the date of grant. In the event that the Company has the option and intent to settle a restricted stock unit in cash, the award is classified as a liability and revalued at each balance sheet date.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to non-vested restricted stock units as follows:

	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2018	530	$45.09
Granted 01/01/18- 03/31/18	221	$58.75
Vested	(255)	$45.62
Forfeited/cancelled	(6)	$32.17
Non-vested at March 31, 2018	490	$51.15

The weighted-average grant-date fair value of restricted stock units granted during the three-months ended March 31, 2018 and 2017 was $58.75 per share and $46.27 per share, respectively. As of March 31, 2018, 0.5 million of restricted stock units are expected to vest over their respective terms.

At March 31, 2018, total unrecognized compensation expense relating to non-vested restricted stock units was $23.1 million, which is expected to be recognized over a weighted-average period of 2.1 years.

15.                            INCOME TAXES

On December 22, 2017, the President of the United States signed into law the Tax Reform Act.  The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. A company may select between one of three scenarios to determine a reasonable estimate for certain income tax effects arising from the Tax Reform Act. Those scenarios are (i) a final estimate which effectively closes the measurement window; (ii) a reasonable estimate leaving the measurement window open for future revisions; and (iii) no estimate as the law is still being analyzed. The Company was able to provide a reasonable estimate for the revaluation of deferred taxes and the effects of the toll charge on undistributed foreign subsidiary earnings and profits (“E&P”). As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act, the Company revalued its net deferred tax assets at December 31, 2017, resulting in a provisional $39.8 million charge included in the provision for income taxes for the year ended December 31, 2017. The Tax Reform Act also provided for a one-time deemed mandatory repatriation of Post-1986 E&P through the year ended December 31, 2017.  As a result, the Company recognized a provisional $2.1 million charge in the provision for income taxes for the year ended December 31, 2017 related to such deemed mandatory repatriation.

The Company has not made additional measurement window adjustments to these items during the three-months ended March 31, 2018. The Company continues to evaluate the various provisions of Tax Reform Act, including, the global intangible low-taxed income (“GILTI”) and the foreign derived intangible income (“FDII”) provisions. The ultimate impact of the Tax Reform Act may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, as well as any related actions the Company may take. The measurement window begins in the reporting period that includes the enactment date and ends when an entity has obtained, prepared, and analyzed the information needed in order to complete the accounting requirements under ASC Topic 740.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the three-months ended March 31, 2018:

Gross Unrecognized Tax Benefits
Balance at December 31, 2017	$6,540
Additions for tax positions related to the current year	-
Additions for tax positions related to the prior year	-
Decreases related to settlement with taxing authority	-
Balance at March 31, 2018	$6,540

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. As of March 31, 2018, the Company had approximately $1.4 million in accrued interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions, the resultant impact on the Company’s effective tax rate would not be significant. It is expected that any change in the amount of unrecognized tax benefits within the next 12 months will not be significant.

The Company is subject to U.S. federal income tax as well as to income tax in multiple state and foreign jurisdictions.

On October 18, 2016, the IRS began its examination of the Company’s U.S. federal income tax return for the year ended December 31, 2014. On March 27, 2017, the IRS began its examination of the Company’s U.S. federal income tax return for the year ended December 31, 2015.

The Company is in various stages of examination with certain states and certain foreign jurisdictions. The Company’s 2014 through 2017 U.S. federal income tax returns are subject to examination by the IRS. The Company’s state income tax returns are subject to examination for the 2013 through 2017 tax years.

16.                            EARNINGS PER SHARE

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations is presented below (in thousands):

	Three-Months Ended
	March 31,
	2018	2017
Weighted-average shares outstanding:
Basic	566,000	571,578
Dilutive	8,129	10,454
Diluted	574,129	582,032

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

For the three-months ended March 31, 2018 and 2017, options and awards outstanding totaling 0.7 million shares and 8.0 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

17.                            SEGMENT INFORMATION

The Company currently has three operating and reportable segments, (i) Monster Energy® Drinks segment, which is comprised of the Company’s Monster Energy® drinks, Monster Hydro® energy drinks and Mutant® Super Soda drinks, (ii) Strategic Brands segment, which is comprised of the various energy drink brands acquired from TCCC in 2015, and (iii) Other segment, which is comprised of certain products sold by American Fruits & Flavors LLC, a wholly-owned subsidiary of the Company, to independent third-party customers.

The Company’s Monster Energy® Drinks segment primarily generates net operating revenues by selling ready-to-drink packaged drinks primarily to bottlers and full service beverage distributors. In some cases, the Company sells directly to retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, food service customers and the military.

The Company’s Strategic Brands segment primarily generates net operating revenues by selling “concentrates” and/or “beverage bases” to authorized bottling and canning operations. Such bottlers generally combine the concentrates and/or beverage bases with sweeteners, water and other ingredients to produce ready-to-drink packaged energy drinks. The ready-to-drink packaged energy drinks are then sold to other bottlers, full service distributors or retailers, including, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, food service customers, drug stores and the military. To a lesser extent, the Company’s Strategic Brands segment generates net operating revenues by selling certain ready-to-drink packaged energy drinks to bottlers and full service beverage distributors.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The net revenues derived from the Company’s reportable segments and other financial information related thereto for the three-months ended March 31, 2018 and 2017 are as follows:

	Three-Months Ended
	March 31,
	2018	2017
Net sales:
Monster Energy® Drinks(¹)	$780,505	$668,571
Strategic Brands	65,759	68,036
Other	4,657	5,539
Corporate and unallocated	-	-
	$850,921	$742,146

	Three-Months Ended
	March 31,
	2018	2017
Operating Income:
Monster Energy® Drinks(¹) (²)	$301,702	$279,431
Strategic Brands	42,602	42,106
Other	971	1,416
Corporate and unallocated	(65,360)	(58,691)
	$279,915	$264,262

	Three-Months Ended
	March 31,
	2018	2017
Income before tax:
Monster Energy® Drinks(¹) (²)	$301,964	$279,335
Strategic Brands	42,583	42,094
Other	971	1,416
Corporate and unallocated	(63,798)	(57,925)
	$281,720	$264,920

(1)          Includes $11.2 million and $10.0 million for the three-months ended March 31, 2018 and 2017, respectively, related to the recognition of deferred revenue.

(2)          Includes $7.0 million and $19.9 million for the three-months ended March 31, 2018 and 2017, respectively, related to distributor termination costs.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended
	March 31,
	2018	2017
Depreciation and amortization:
Monster Energy® Drinks	$8,809	$6,541
Strategic Brands	1,926	1,796
Other	1,159	1,153
Corporate and unallocated	2,097	1,693
	$13,991	$11,183

Corporate and unallocated expenses for the three-months ended March 31, 2018 include $43.1 million of payroll costs, of which $13.4 million was attributable to stock-based compensation expenses (see Note 14, “Stock-Based Compensation”), as well as $12.4 million attributable to professional service expenses, including accounting and legal costs, and $9.9 million of other operating expenses. Corporate and unallocated expenses for the three-months ended March 31, 2017 include $37.6 million of payroll costs, of which $13.1 million was attributable to stock-based compensation expenses (see Note 14, “Stock-Based Compensation”), as well as $12.3 million attributable to professional service expenses, including accounting and legal costs, and $8.8 million of other operating expenses.

TCCC, through the TCCC Subsidiaries, accounted for approximately 4% and 34% of the Company’s net sales for the three-months ended March 31, 2018 and 2017, respectively. As part of TCCC’s North America Refranchising initiative (the “North America Refranchising”), the territories of certain TCCC Subsidiaries have been transitioned to certain independent TCCC bottlers/distributors and/or TCCC Related Parties. Accordingly, the Company’s percentage of net sales classified as sales to the TCCC Subsidiaries significantly decreased for three-months ended March 31, 2018.  CCBCC Operations, LLC accounted for approximately 14% and 11% of the Company’s net sales for the three-months ended March 31, 2018 and 2017, respectively.  Coca-Cola European Partners accounted for approximately 10% and 8% of the Company’s net sales for the three-months ended March 31, 2018 and 2017, respectively. Reyes Coca-Cola Bottling  accounted for approximately 13% and 4% of the Company’s net sales for the three-months ended March 31, 2018 and 2017, respectively.

Net sales to customers outside the United States amounted to $242.1 million and $190.9 million for the three-months ended March 31, 2018 and 2017, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Goodwill and other intangible assets for the Company’s reportable segments as of March 31, 2018 and December 31, 2017 are as follows:

	March 31,	December 31,
	2018	2017
Goodwill and other intangible assets:
Monster Energy® Drinks	$1,351,780	$1,346,648
Strategic Brands	994,161	995,582
Other	22,363	23,498
Corporate and unallocated	-	-
	$2,368,304	$2,365,728

18.                            RELATED PARTY TRANSACTIONS

TCCC controls approximately 18% of the voting interests of the Company.  The TCCC Subsidiaries, the TCCC Related Parties and the TCCC Independent Bottlers, purchase and distribute certain of the Company’s products in certain domestic and international markets. The Company also pays TCCC a commission based on certain sales within the TCCC distribution network.

TCCC commissions, based on sales to the TCCC Subsidiaries and the TCCC Related Parties, for the three-months ended March 31, 2018 were $11.3 million, and are included as a reduction to net sales. TCCC commissions, based on sales to the TCCC Independent Bottlers for the three-months ended March 31, 2018 were $3.1 million, and are included in operating expenses. TCCC commissions, based on sales to the TCCC Subsidiaries, for the three-months ended March 31, 2017 were $3.6 million, and are included as a reduction to net sales. TCCC commissions, based on sales to the TCCC Related Parties and the TCCC Independent Bottlers, for the three-months ended March 31, 2017 were $7.9 million and are included in operating expenses. Upon adoption of ASC 606, commissions paid to TCCC, based on sales to the TCCC Related Parties, are included as a reduction to net sales. Prior to January 1, 2018, such commissions, based on sales to the TCCC Related Parties, were included in operating expenses.

Net sales to the TCCC Subsidiaries for the three-months ended March 31, 2018 and 2017 were $35.0 million and $255.8 million, respectively.  As part of the North America Refranchising, the territories of certain TCCC Subsidiaries have been transitioned to certain independent TCCC bottlers/distributors and/or TCCC Related Parties. Accordingly, the Company’s net sales classified as sales to the TCCC Subsidiaries significantly decreased for the three-months ended March 31, 2018.

The Company also purchases concentrates from TCCC which are then sold to certain of the Company’s bottlers/distributors. Concentrate purchases from TCCC were $2.9 million and $5.9 million for the three-months ended March 31, 2018 and 2017, respectively.

Certain TCCC Subsidiaries also contract manufacture certain of the Company’s Monster Energy® brand energy drinks. Contract manufacturing expenses were $5.4 million and $2.2 million for the three-months ended March 31, 2018 and 2017, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Accounts receivable, accounts payable and accrued promotional allowances related to the TCCC Subsidiaries are as follows at:

	March 31, 2018	December 31, 2017

Accounts receivable, net	$29,044	$32,607
Accounts payable	$(25,221)	$(45,465)
Accrued promotional allowances	$(7,479)	$(5,884)

Two directors and officers of the Company and their families are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the three-months ended March 31, 2018 and 2017 were $0.8 million and $0.2 million, respectively.

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

Overview

We develop, market, sell and distribute energy drink beverages, sodas and/or concentrates for energy drink beverages, primarily under the following brand names:

• Monster Energy®	• NOS®
• Monster Energy Ultra®	• Full Throttle®
• Monster Rehab®	• Burn®
• Monster MAXXTM	• Mother®
• Java Monster®	• Nalu®
• Muscle Monster®	• Ultra Energy®
• Espresso MonsterTM	• Play® and Power Play(stylized)®
• Punch Monster®	• Relentless®
• Juice Monster®	• BPM®
• Übermonster®	• BU®
• Monster Hydro®	• Gladiator®
• Caffé Monster®	• Samurai®
• Mutant® Super Soda

Our Monster Energy® brand energy drinks represented 91.6% and 90.1% of our net sales for the three-months ended March 31, 2018 and 2017, respectively.

We currently have three operating and reportable segments, (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is comprised of the Company’s Monster Energy® drinks, Monster Hydro® energy drinks and Mutant® Super Soda drinks, (ii) Strategic Brands segment (“Strategic Brands”), which is comprised of the various energy drink brands acquired from The Coca-Cola Company (“TCCC”) in 2015 and (iii) Other segment (“Other”), which is comprised of certain products sold by American Fruits and Flavors LLC (a wholly-owned subsidiary of the Company) to independent third-party customers (the “AFF Third-Party Products”).

During the three-months ended March 31, 2018, we continued to expand our existing energy drink portfolio and further develop our distribution markets. During the three-months ended March 31, 2018, we introduced the following product:

•                 Monster Cuba Libre (March 2018) (Japan)

•                 Monster Rehab® White Dragon Tea (February 2018)

•                 Monster Hydro® Blue Ice (February 2018)

•                 Monster Hydro® Purple Passion (February 2018)

•                 Monster Hydro® Zero Sugar (February 2018)

•                 Caffé Monster® Mocha (January 2018)

•                 Caffé Monster® Vanilla (January 2018)

•                 Caffé Monster® Salted Caramel (January 2018)

In the normal course of business we discontinue certain products and/or product lines. Those products or product lines discontinued in the three-months ended March 31, 2018, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Our net sales of $850.9 million for the three-months ended March 31, 2018 represented record sales for our first fiscal quarter. The vast majority of our net sales are derived from our Monster Energy® brand energy drinks. Net sales of our Monster Energy® brand energy drinks were $779.2 million for the three-months ended March 31, 2018.  Net sales of our Strategic Brands were $65.8 million for the three-months ended March 31, 2018. Net sales for the three-months ended March 31, 2018 were negatively impacted by approximately $9.9 million as a result of the adoption of Accounting Standards Codification (“ASC”) 606. Under ASC 606, commissions paid to TCCC, based on sales to certain of the Company’s TCCC bottlers/distributors, which TCCC accounts for under the equity method (the “TCCC Related Parties”), or consolidates, are included as a reduction to net sales. Prior to January 1, 2018, commissions based on sales to the TCCC Related Parties, were included in operating expenses.

Our Monster Energy® Drinks segment represented 91.7% and 90.1% of our consolidated net sales for the three-months ended March 31, 2018 and 2017, respectively. Our Strategic Brands segment represented 7.7% and 9.2% of our consolidated net sales for the three-months ended March 31, 2018 and 2017, respectively. Our Other segment represented 0.5% and 0.7% of our consolidated net sales for the three-months ended March 31, 2018 and 2017, respectively.

Net changes in foreign currency exchange rates had a favorable impact on net sales in the Monster Energy® Drinks segment of approximately $15.4 million for the three-months ended March 31, 2018. Net changes in foreign currency exchange rates had a favorable impact on net sales in the Strategic Brands segment of approximately $2.3 million for the three-months ended March 31, 2018.

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

Our growth strategy includes expanding our international business. Net sales to customers outside the United States amounted to $242.1 million and $190.9 million for the three-months ended March 31, 2018 and 2017, respectively. Such sales were approximately 28% and 26% of net sales for the three-months ended March 31, 2018 and 2017, respectively. Net changes in foreign currency exchange rates had a favorable impact on net sales to customers outside the United States of approximately $17.7 million for the three-months ended March 31, 2018.

Our customers are primarily full service beverage bottlers/distributors, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, food service customers and the military. Percentages of our gross sales to our various customer types for the three-months ended March 31, 2018 and 2017 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such bottlers’/distributors’ sales to their own customers.

	Three-Months Ended March 31,
	2018	2017
U.S. full service bottlers/distributors	62%	64%
International full service bottlers/distributors	30%	27%
Club stores and mass merchandisers	6%	7%
Retail grocery, specialty chains and wholesalers	1%	1%
Other	1%	1%

Our customers include Coca-Cola Refreshments USA, Inc., Coca-Cola Refreshments Canada Company, Coca-Cola Bottling Company, CCBCC Operations, LLC, United Bottling Contracts Company, LLC, Reyes Coca-Cola Bottling, Great Lakes Coca-Cola Bottling, Coca-Cola Southwest Beverages LLC, Coca-Cola of Northern New England, Swire Coca-Cola, USA, Liberty Coca-Cola Beverages, Coca-Cola European Partners, Coca-Cola Hellenic, Coca-Cola FEMSA, Coca-Cola Amatil, Swire Coca-Cola group in China, COFCO Coca-Cola group in China, Coca-Cola Beverages Africa, Coca-Cola İçecek and certain other TCCC network bottlers; Asahi Soft Drinks, Co., Ltd., Kalil Bottling Group, Wal-Mart, Inc. (including Sam’s Club), Costco Wholesale Corporation, Big Geyser, Inc. and select Anheuser-Busch distributors.  TCCC, through certain consolidated subsidiaries (the “TCCC Subsidiaries”), accounted for approximately 4% and 34% of our net sales for the three-months ended March 31, 2018 and 2017, respectively. As part of TCCC’s North America Refranchising initiative (the “North America Refranchising”), the territories of certain TCCC Subsidiaries have been transitioned to certain independent TCCC bottlers/distributors and/or TCCC Related Parties. Accordingly, our percentage of net sales classified as sales to the TCCC Subsidiaries significantly decreased for the three-months ended March 31, 2018. CCBCC Operations, LLC accounted for approximately 14% and 11% of our net sales for the three-months ended March 31, 2018 and 2017, respectively.  Coca-Cola European Partners accounted for approximately 10% and 8% of the Company’s net sales for the three-months ended March 31, 2018 and 2017, respectively. Reyes Coca-Cola Bottling, accounted for approximately 13% and 4% of the Company’s net sales for the three-months ended March 31, 2018 and 2017, respectively. A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations.

Results of Operations

The following table sets forth key statistics for the three-months ended March 31, 2018 and 2017.

(In thousands, except per share amounts)	Three-Months Ended March 31,		Percentage Change
	2018	2017	18 vs. 17
Net sales[1]	$850,921	$742,146	14.7%
Cost of sales	335,664	261,272	28.5%
Gross profit*[1]	515,257	480,874	7.2%

Gross profit as a percentage of net sales[1]	60.6%	64.8%

Operating expenses[2]	235,342	216,612	8.6%

Operating expenses as a percentage of net sales	27.7%	29.2%

Operating income[1,2]	279,915	264,262	5.9%
Operating income as a percentage of net sales	32.9%	35.6%

Interest and other income, net	1,805	658	174.3%

Income before provision for income taxes[1,2]	281,720	264,920	6.3%

Provision for income taxes	65,670	86,940	(24.5%)

Income taxes as a percentage of income before taxes	23.3%	32.8%

Net income[1,2]	$216,050	$177,980	21.4%
Net income as a percentage of net sales	25.4%	24.0%

Net income per common share:
Basic	$0.38	$0.31	22.6%
Diluted	$0.38	$0.31	23.1%

Case sales (in thousands)
(in 192-ounce case equivalents)	92,315	79,992	15.4%

¹Includes $11.2 million and $10.0 million for the three-months ended March 31, 2018 and 2017, respectively, related to the recognition of deferred revenue.

²Includes $7.0 million and $19.9 million for the three-months ended March 31, 2018 and 2017, respectively, of distributor termination costs.

*Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses. We include out-bound freight and warehouse costs in operating expenses rather than in cost of sales.

Results of Operations for the Three-Months Ended March 31, 2018 Compared to the Three-Months Ended March 31, 2017.

Net Sales. Net sales were $850.9 million for the three-months ended March 31, 2018, an increase of approximately $108.8 million, or 14.7% higher than net sales of $742.1 million for the three-months ended March 31, 2017. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $110.8 million of the overall increase in net sales. Net sales of our Monster Energy® brand energy drinks increased partially due to increased sales by volume as a result of increased domestic and international consumer demand. Net sales of our Strategic Brands were $65.8 million for the three-months ended March 31, 2018, a decrease of $2.3 million, or 3.3% lower than net sales of $68.0 million for the three-months ended March 31, 2017. Net sales of our AFF Third-Party Products were $4.7 million for the three-months ended March 31, 2018, a decrease of $0.9 million, or 15.9% lower than net sales of $5.5 million for the three-months ended March 31, 2017. No other individual product line contributed either a material increase or decrease to our net sales for the three-months ended March 31, 2018.

Net sales for the three-months ended March 31, 2018 were negatively impacted by approximately $9.9 million as a result of the adoption of ASC 606. Under ASC 606, commissions paid to TCCC, based on sales to the TCCC Related Parties, are now included as a reduction to net sales. Prior to January 1, 2018, commissions based on sales to the TCCC Related Parties were included in operating expenses.

Net changes in foreign currency exchange rates had a favorable impact on net sales of approximately $17.7 million for the three-months ended March 31, 2018.

Case sales, in 192-ounce case equivalents, were 92.3 million cases for the three-months ended March 31, 2018, an increase of approximately 12.3 million cases or 15.4% higher than case sales of 80.0 million cases for the three-months ended March 31, 2017. The overall average net sales per case (excluding net sales of AFF Third-Party Products of $4.7 million and $5.5 million for the three-months ended March 31, 2018 and 2017, respectively, as these sales do not have unit case equivalents) decreased to $9.17 for the three-months ended March 31, 2018, which was 0.4% lower than the average net sales per case of $9.21 for the three-months ended March 31, 2017.

Net sales for the Monster Energy® Drinks segment were $780.5 million for the three-months ended March 31, 2018, an increase of approximately $111.9 million, or 16.7% higher than net sales of $668.6 million for the three-months ended March 31, 2017. Net sales for the Monster Energy® Drinks segment for the three-months ended March 31, 2018 were negatively impacted by approximately $3.9 million as a result of the adoption of ASC 606.

Net sales for the Strategic Brands segment were $65.8 million for the three-months ended March 31, 2018, a decrease of approximately $2.3 million, or 3.3% lower than net sales of $68.0 million for the three-months ended March 31, 2017. Net sales for the Strategic Brands segment for the three-months ended March 31, 2018 were negatively impacted by approximately $6.0 million as a result of the adoption of ASC 606.

Net sales for the Other segment were $4.7 million for the three-months ended March 31, 2018, a decrease of approximately $0.9 million, or 15.9% lower than net sales of $5.5 million for the three-months ended March 31, 2017.

Gross Profit.  Gross profit was $515.3 million for the three-months ended March 31, 2018, an increase of approximately $34.4 million, or 7.2% higher than the gross profit of $480.9 million for the three-months ended March 31, 2017. Gross profit as a percentage of net sales decreased to 60.6% for the three-months ended March 31, 2018 from 64.8% for the three-months ended March 31, 2017.  The increase in gross profit dollars was primarily the result of the $110.8 million increase in net sales of our Monster Energy® brand energy drinks for the three-months ended March 31, 2018. The decrease in gross profit as a percentage of net sales was primarily attributable to (i) increases in promotional allowances as a percentage of gross sales; (ii) the $9.9 million of commissions accounted for as a reduction to net sales due to the adoption of ASC 606; (iii) geographical sales mix (our foreign operations generally have lower gross profit margins); (iv) a change in domestic product sales mix (principally a higher percentage of sales of Java Monster®, Caffé Monster®, Espresso MonsterTM and Monster Hydro® products, which generally have lower gross profit margins than our other Monster Energy® brand energy drinks); (v) increases in certain input costs, principally freight in, aluminum cans and sucralose; (vi) Monster Hydro® production issues in the U.S. and EMEA; and (vii) certain increases in other costs.

Operating Expenses.  Total operating expenses were $235.3 million for the three-months ended March 31, 2018, an increase of approximately $18.7 million, or 8.6% higher than total operating expenses of $216.6 million for the three-months ended March 31, 2017. The increase in operating expenses was primarily due to increased out-bound freight and warehouse costs of $9.9 million, increased payroll expenses of $8.8 million (of which $0.3 million was related to an increase in stock-based compensation), increased expenditures of $3.2 million for merchandise displays, increased expenditures of $2.5 million for sponsorships and endorsements, increased expenditures of $2.1 million for allocated trade development and increased expenditures of $3.8 million for other marketing expenses.  The increase in operating expenses was partially offset by the $12.9 million decrease in costs associated with distributor terminations. As a result of the adoption of ASC 606 described above, commissions included in operating expenses decreased by $4.8 million.

Operating Income.  Operating income was $279.9 million for the three-months ended March 31, 2018, an increase of approximately $15.7 million, or 5.9% higher than operating income of $264.3 million for the three-months ended March 31, 2017. Operating income as a percentage of net sales decreased to 32.9% for the three-months ended March 31, 2018 from 35.6% for the three-months ended March 31, 2017. Operating income was $42.5 million and $33.0 million for the three-months ended March 31, 2018 and 2017, respectively, in connection with our operations in Africa, Asia, Australia, Europe, the Middle East and South America.

Operating income for the Monster Energy® Drinks segment was $301.7 million for the three-months ended March 31, 2018, an increase of approximately $22.3 million, or 8.0% higher than operating income of $279.4 million for the three-months ended March 31, 2017. The increase in operating income for the Monster Energy® Drinks segment was primarily the result of the $110.8 million increase in net sales of our Monster Energy® brand energy drinks for the three-months ended March 31, 2018.

Operating income for the Strategic Brands segment was $42.6 million for the three-months ended March 31, 2018, an increase of approximately $0.5 million, or 1.2% higher than operating income of $42.1 million for the three-months ended March 31, 2017.

Operating income for the Other segment was $1.0 million for the three-months ended March 31, 2018, a decrease of approximately $0.4 million, or 31.4% lower than operating income of $1.4 million for the three-months ended March 31, 2017.

Interest and Other Income, net.  Interest and other non-operating income, net, was $1.8 million for the three-months ended March 31, 2018, as compared to interest and other non-operating income, net of $0.7 million for the three-months ended March 31, 2017. Foreign currency transaction (losses) gains were ($1.4) million and $0.1 million for the three-months ended March 31, 2018 and 2017, respectively. Interest income was $3.0 million and $0.8 million for the three-months ended March 31, 2018 and 2017, respectively.

Provision for Income Taxes.  Provision for income taxes was $65.7 million for the three-months ended March 31, 2018, a decrease of $21.3 million, or 24.5% lower than the provision for income taxes of $86.9 million for the three-months ended March 31, 2017. The effective combined federal, state and foreign tax rate decreased to 23.3% from 32.8% for the three-months ended March 31, 2018 and 2017, respectively. The decrease in the effective tax rate was primarily due to the reduction in the U.S. federal statutory tax rate as a result of the Tax Cuts and Jobs Act (the “Tax Reform Act”) signed into law on December 22, 2017, before considering the potential impact of further clarification of certain matters related to the Tax Reform Act.  The decrease in the provision for income taxes was partially offset by the elimination of the domestic production deduction under the Tax Reform Act as well as a decrease in the stock based compensation tax deduction.

The recorded impact of the Tax Reform Act is provisional and the final amount may differ, possibly materially, due to, among other things, changes in estimates, interpretations and assumptions we have made, changes in IRS interpretations, the issuance of new guidance, legislative actions, changes in accounting standards or related interpretations in response to the Tax Reform Act as well as any and future actions by certain states within the United States that have not currently adopted the Tax Reform Act.

Net Income.  Net income was $216.1 million for the three-months ended March 31, 2018, an increase of $38.1 million, or 21.4% higher than net income of $178.0 million for the three-months ended March 31, 2017. The increase in net income was primarily due to the $34.4 million increase in gross profit and the $21.3 million decrease in the provision for income taxes. The increase in net income was partially offset by the increase in operating expenses of $18.7 million.

Non-GAAP Financial Measures

Gross Sales**.  Gross sales were $990.6 million for the three-months ended March 31, 2018, an increase of approximately $145.1 million, or 17.2% higher than gross sales of $845.5 million for the three-months ended March 31, 2017. The increase in gross sales of our Monster Energy® brand energy drinks represented approximately $140.8 million of the overall increase in gross sales. Gross sales of our Monster Energy® brand energy drinks increased partially due to increased sales by volume as a result of increased domestic and international consumer demand.  Gross sales of our Strategic Brands were $76.0 million for the three-months ended March 31, 2018, an increase of $2.5 million, or 3.4% higher than gross sales of $73.5 million for the three-months ended March 31, 2017. Gross sales of our AFF Third-Party Products were $4.7 million for the three-months ended March 31, 2018, a decrease of $0.9 million, or 15.9% lower than gross sales of $5.5 million for the three-months ended March 31, 2017. No other individual product line contributed either a material increase or decrease to net sales for the three-months ended March 31, 2018. Promotional and other allowances, as described in the footnote below, were $139.7 million for the three-months ended March 31, 2018, an increase of $36.3 million, or 35.1% higher than promotional and other allowances of $103.4 million for the three-months ended March 31, 2017. Promotional and other allowances as a percentage of gross sales increased to 14.1% from 12.2% for the three-months ended March 31, 2018 and 2017, respectively, partially due to an increase in commissions of $9.9 million included in net sales related to the adoption of ASC 606 described above.

Net changes in foreign currency exchange rates had a favorable impact on gross sales in the Monster Energy® Drinks segment of approximately $19.8 million for the three-months ended March 31, 2018. Net changes in foreign currency exchange rates had a favorable impact on gross sales in the Strategic Brands segment of approximately $2.4 million for the three-months ended March 31, 2018.

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

The following table reconciles the non-GAAP financial measure of gross sales with the most directly comparable GAAP financial measure of net sales:

(In thousands)	Three-Months Ended March 31,		Percentage Change
	2018	2017	18 vs. 17
Gross sales, net of discounts and returns	$990,639	$845,548	17.2%
Less: Promotional and other allowances***	139,718	103,402	35.1%
Net Sales	$850,921	$742,146	14.7%

***Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the presentation thereof does not conform with GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances primarily include consideration given to the Company’s bottlers/distributors or retail customers including, but not limited to the following: (i) discounts granted off list prices to support price promotions to end-consumers by retailers; (ii) reimbursements given to the Company’s bottlers/distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (iii) the Company’s agreed share of fees given to bottlers/distributors and/or directly to retailers for advertising, in-store marketing and promotional activities; (iv) the Company’s agreed share of slotting, shelf space allowances and other fees given directly to retailers; (v) incentives given to the Company’s bottlers/distributors and/or retailers for achieving or exceeding certain predetermined sales goals; (vi) discounted or free products; (vii) contractual fees given to the Company’s bottlers/distributors related to sales made by the Company direct to certain customers that fall within the bottlers’/distributors’ sales territories; and (viii) commissions paid to our customers. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. Promotional and other allowances constitute a material portion of our marketing activities. The Company’s promotional allowance programs with its numerous bottlers/distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year. The primary drivers of our promotional and other allowance activities for the three-months ended March 31, 2018 and 2017 were (i) to increase sales volume and trial, (ii) to address market conditions, and (iii) to secure shelf and display space at retail.

Sales

The table below discloses selected quarterly data regarding sales for the three-months ended March 31, 2018 and 2017, respectively. Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

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

(In thousands, except average	Three-Months Ended
net sales per case)	March 31,
	2018	2017
Net sales[1]	$850,921	$742,146
Less: AFF third-party sales	(4,657)	(5,539)
Adjusted net sales[2]	$846,264	$736,607
Case sales by segment:
Monster Energy® Drinks	75,112	63,781
Strategic Brands	17,203	16,211
Other[2]	-	-
Total case sales	92,315	79,992
Average net sales per case	$9.17	$9.21

1Includes $11.2 million and $10.0 million for the three-months ended March 31, 2018 and 2017, respectively, related to the recognition of deferred revenue.

2Excludes Other segment net sales of $4.7 million and $5.5 million for the three-months ended March 31, 2018 and 2017, respectively, comprised of net sales of AFF Third-Party Products to independent third-party customers, as these sales do not have unit case equivalents.

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Our Business” for additional information related to the increase in sales.

Liquidity and Capital Resources

Cash flows provided by operating activities.  Cash provided by operating activities was $148.9 million for the three-months ended March 31, 2018, as compared with cash provided by operating activities of $193.0 million for the three-months ended March 31, 2017.

For the three-months ended March 31, 2018, cash provided by operating activities was primarily attributable to net income earned of $216.1 million and adjustments for certain non-cash expenses, consisting of $13.4 million of stock-based compensation and $14.0 million of depreciation and other amortization. For the three-months ended March 31, 2018, cash provided by operating activities also increased due to a $52.4 million decrease in prepaid income taxes, a $16.0 million increase in accrued promotional allowances and a $3.3 million decrease in distributor receivables. For the three-months ended March 31, 2018, cash used in operating activities was primarily attributable to a $72.7 million increase in accounts receivable, a $22.6 million decrease in accounts payable, a $19.6 million increase in prepaid expenses and other current assets, an $18.4 million decrease in accrued compensation, a $15.0 million decrease in accrued liabilities, an $11.3 million increase in inventories, a $6.6 million decrease in deferred revenue and a $1.1 million decrease in income taxes payable.

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

Cash flows provided by (used in) investing activities. Cash provided by investing activities was $75.9 million for the three-months ended March 31, 2018 as compared to cash used in investing activities of ($6.3) million for the three-months ended March 31, 2017.

For the three-months ended March 31, 2018, cash used in investing activities was primarily attributable to purchases of available-for-sale investments. For the three-months ended March 31, 2017, cash used in investing activities was primarily attributable to the purchase of available-for-sale investments. For the three-months ended March 31, 2018, cash provided by investing activities was primarily attributable to sales of available-for-sale investments. For the three-months ended March 31, 2017, cash provided by investing activities was primarily attributable to sales of available-for-sale investments. For both the three-months ended March 31, 2018 and 2017, cash used in investing activities also included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, real property, computer software, equipment used for sales and administrative activities, certain leasehold improvements and improvements to real property. We expect to continue to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, leasehold improvements, the acquisition of capital equipment (specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products and to develop our brand in international markets) and for other corporate purposes. From time to time, we may also use cash to purchase additional real property related to our beverage business and/or acquire compatible businesses.

Cash flows (used in) provided by financing activities.  Cash used in financing activities was ($246.0) million for the three-months ended March 31, 2018 as compared to cash provided by financing activities of $12.9 million for the three-months ended March 31, 2017. The cash flows used in financing activities for the three-months ended March 31, 2018 was primarily the result of the repurchases of our common stock. The cash flows provided by financing activities for both the three-months ended March 31, 2018, and 2017 was primarily attributable to the issuance of our common stock.

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

Cash and cash equivalents, short-term and long-term investments.  At March 31, 2018, we had $511.4 million in cash and cash equivalents and $588.7 million in short and long-term investments. We have historically invested these amounts in U.S. Treasury bills, U.S. government agency securities and municipal securities, commercial paper, certificates of deposit, variable rate demand notes and money market funds meeting certain criteria. We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical organizations) in selecting and maintaining our investments. We regularly assess market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Of our $511.4 million of cash and cash equivalents held at March 31, 2018, $304.2 million was held by our foreign subsidiaries. No short-term or long-term investments were held by our foreign subsidiaries at March 31, 2018. We do not currently intend, nor do we foresee a need, to repatriate undistributed earnings of our foreign subsidiaries other than to repay certain intercompany debt owed to our U.S. operations.

We believe that cash available from operations, including our cash resources and access to credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of capital assets, purchases of equipment and properties, purchases of shares of our common stock and the completion of the construction of our new warehouse, through at least the next 12 months. Based on our current plans, at this time we estimate that capital expenditures, including the purchases of real property, are likely to be less than $100.0 million through March 31, 2019. However, future business opportunities may cause a change in this estimate.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of March 31, 2018:

	Payments due by period (in thousands)
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Contractual Obligations[1]	$170,237	$96,041	$71,586	$2,610	$-
Capital Leases	853	853	-	-	-
Operating Leases	16,363	2,639	3,644	3,017	7,063
Purchase Commitments[2]	56,482	56,482	-	-	-
	$243,935	$156,015	$75,230	$5,627	$7,063

1Contractual obligations include our obligations related to sponsorships and other commitments.

2Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms, but are generally satisfied within one year.

In addition, approximately $6.5 million of unrecognized tax benefits have been recorded as liabilities as of March 31, 2018. It is expected that the amount of unrecognized tax benefits will not significantly change within the next 12 months. As of March 31, 2018, we had $1.4 million of accrued interest and penalties related to unrecognized tax benefits.

Critical Accounting Policies

There have been no material changes to our critical accounting policies from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“Form 10-K”).

Recently issued accounting pronouncements not yet adopted

In February 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220)”, which amends the previous guidance to allow for certain tax effects “stranded” in accumulated other comprehensive income, which are impacted by the Tax Cuts and Jobs Act (the “Tax Reform Act”), to be reclassified from accumulated other comprehensive income into retained earnings. This amendment pertains only to those items impacted by the new tax law and will not apply to any future tax effects stranded in accumulated other comprehensive income. This standard is effective for fiscal years beginning after December 15, 2018, and allows for early adoption. The Company is currently evaluating the impact of ASU No. 2018-02 on its financial position, results of operations and liquidity.

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

Recently adopted accounting pronouncements

In May 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, “Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting,” clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance was effective for the Company on a prospective basis beginning on January 1, 2018, with early adoption permitted. The adoption of ASU No. 2017-09 did not have a material impact on the Company’s financial position, results of operations and liquidity.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This amendment was effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU No. 2017-01 did not have a material impact on the Company’s financial position, results of operations and liquidity.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory”, in an effort to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. FASB ASU No. 2016-16 establishes the requirement that an entity recognizes the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU No. 2016-16 was effective for financial statements issued for annual periods beginning after December 15, 2017 and interim periods within those annual periods. The Company adopted ASU No. 2016-16 effective January 1, 2018 on a modified retrospective basis, resulting in a $6.6 million reclassification of the unrecognized income tax effects related to assets transfers that occurred prior to the adoption from deferred income taxes to opening retained earnings.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230)”. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The adoption of ASU No. 2016-15 did not have a material impact on the Company’s financial position, results of operations and liquidity.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which superseded previous revenue recognition guidance. ASU No. 2014-09 and its amendments were included in Accounting Standards Codification (“ASC”) 606 “Revenue from Contracts with Customers”. ASC 606 requires that a company recognize revenue at an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring goods or services to a customer. The Company adopted ASC 606 effective January 1, 2018, using the modified retrospective approach, with no impact to the opening retained earnings. Results for periods beginning on or after January 1, 2018 are presented under ASC 606, while prior periods are not adjusted and continue to be reported in accordance with the prior accounting guidance under ASC 605 “Revenue Recognition”.

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
•

The effect of TCCC’s refranchising initiative to transition from a TCCC owned system to an independent bottling system, including our ability to maintain relationships with the bottlers/distributors and manage their ongoing commitment to focus on our products;

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

•

Our ability to comply with regulations and evolving industry standards regarding consumer privacy and data use and security, including with respect to the General Data Protection Regulation approved by the European Union;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three-months ended March 31, 2018 compared with the disclosures in Part II, Item 7A of our Form 10-K.

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

Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                                        LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to the Notes to Condensed Consolidated Financial Statements - Note 11. Commitments and Contingencies: Legal Proceedings in Part I, Item 1, of this Quarterly Report on Form 10-Q.

ITEM 1A.                             RISK FACTORS

Our risk factors are discussed in our Form 10-K.  There have been no material changes with respect to the risk factors disclosed in our Form 10-K.

ITEM 2.                                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 28, 2017, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “February 2017 Repurchase Plan”). During the three-months ended March 31, 2018, the Company purchased 4.3 million shares of common stock at an average purchase price of $57.74 per share, for a total amount of $249.9 million (excluding broker commissions), under the February 2017 Repurchase Plan, which exhausted the availability under the February 2017 Repurchase Plan.

On February 27, 2018, the Company’s Board of Directors authorized a new share repurchase program for the purchase of up to $250.0 million of the Company’s outstanding common stock (the “February 2018 Repurchase Plan”). As of May 10, 2018, no shares have been repurchased pursuant to the February 2018 Repurchase Plan.

The following tabular summary reflects the Company’s repurchase activity during the quarter ended March 31, 2018:

Period	Total Number of Shares Purchased	Average Price per Share¹	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands)²
Jan 1 - Jan 31	-	$-	-	$250,000
Feb 1 - Feb 28	-	$-	-	$250,000
February 28, 2018 Authorization				$500,000
Mar 1 - Mar 31	4,328,892	$57.74	4,328,892	$250,000
Total	4,328,892

¹Excluding broker commissions paid.

²Net of broker commissions paid.

During the three-months ended March 31, 2018, 34,303 shares were purchased from employees in lieu of cash payments for options exercised or withholding taxes due, for a total amount of $2.0 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs.

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

101*

The following financial information from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Income for the three-months ended March 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Income for the three-months ended March 31, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the three-months ended March 31, 2018 and 2017, and (v) the Notes to Condensed Consolidated Financial Statements.

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION
Registrant

Date: May 10, 2018	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors
and Chief Executive Officer