Form 10-Q
period 2018-06-30
Monster Beverage Corp
filed 2018-08-09
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018	Commission File Number 001-18761

MONSTER BEVERAGE CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	47-1809393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ___    No  X

The Registrant had 552,523,130 shares of common stock, par value $0.005 per share, outstanding as of August 1, 2018.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

JUNE 30, 2018

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2018 AND DECEMBER 31, 2017

(In Thousands, Except Par Value) (Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$659,687	$528,622
Short-term investments	211,093	672,933
Accounts receivable, net	592,568	449,476
Inventories	275,566	255,745
Prepaid expenses and other current assets	57,320	40,877
Prepaid income taxes	32,445	138,724
Total current assets	1,828,679	2,086,377

INVESTMENTS	-	2,366
PROPERTY AND EQUIPMENT, net	240,658	230,276
DEFERRED INCOME TAXES	85,253	92,333
GOODWILL	1,331,643	1,331,643
OTHER INTANGIBLE ASSETS, net	1,039,401	1,034,085
OTHER ASSETS	16,436	13,932
Total Assets	$4,542,070	$4,791,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$267,117	$245,910
Accrued liabilities	82,191	87,475
Accrued promotional allowances	178,193	137,998
Accrued distributor terminations	488	91
Deferred revenue	43,888	43,236
Accrued compensation	26,357	34,996
Income taxes payable	15,978	10,645
Total current liabilities	614,212	560,351

DEFERRED REVENUE	320,259	334,354

OTHER LIABILITIES	2,439	1,095

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 1,250,000 shares authorized; 630,330 shares issued and 552,457 shares outstanding as of June 30, 2018; 629,255 shares issued and 566,298 shares outstanding as of December 31, 2017	3,152	3,146
Additional paid-in capital	4,194,676	4,150,628
Retained earnings	3,407,806	2,928,226
Accumulated other comprehensive loss	(25,196)	(16,659)
Common stock in treasury, at cost; 77,873 shares and 62,957 shares as of June 30, 2018 and December 31, 2017, respectively	(3,975,278)	(3,170,129)
Total stockholders’ equity	3,605,160	3,895,212
Total Liabilities and Stockholders’ Equity	$4,542,070	$4,791,012

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND SIX-MONTHS ENDED JUNE 30, 2018 AND 2017

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

NET SALES	$1,015,873	$907,068	$1,866,793	$1,649,214

COST OF SALES	395,615	323,571	731,279	584,843

GROSS PROFIT	620,258	583,497	1,135,514	1,064,371

OPERATING EXPENSES	262,637	233,456	497,979	450,068

OPERATING INCOME	357,621	350,041	637,535	614,303

INTEREST and OTHER INCOME (EXPENSE), net	476	(2,551)	2,281	(1,893)

INCOME BEFORE PROVISION FOR INCOME TAXES	358,097	347,490	639,816	612,410

PROVISION FOR INCOME TAXES	87,981	124,857	153,651	211,797

NET INCOME	$270,116	$222,633	$486,165	$400,613

NET INCOME PER COMMON SHARE:
Basic	$0.48	$0.39	$0.86	$0.71
Diluted	$0.48	$0.39	$0.85	$0.69

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	559,867	567,910	562,917	567,384
Diluted	566,352	578,020	570,231	577,719

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE- AND SIX-MONTHS ENDED JUNE 30, 2018 AND 2017

(In Thousands) (Unaudited)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2018	2017	2018	2017
Net income, as reported	$270,116	$222,633	$486,165	$400,613
Other comprehensive income:
Change in foreign currency translation adjustment	(11,988)	5,111	(9,265)	6,311
Available-for-sale investments:
Change in net unrealized gains (losses)	513	(26)	728	105
Reclassification adjustment for net gains included in net income	-	-	-	-
Net change in available-for-sale investments	513	(26)	728	105
Other comprehensive (loss) income	(11,475)	5,085	(8,537)	6,416
Comprehensive income	$258,641	$227,718	$477,628	$407,029

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTHS ENDED JUNE 30, 2018 AND 2017

(In Thousands) (Unaudited)

	Six-Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$486,165	$400,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,185	22,775
Gain on disposal of property and equipment	(308)	(436)
Stock-based compensation	28,345	25,983
Deferred income taxes	(76)	1,862
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(154,369)	(75,178)
TCCC Transaction receivable	-	125,000
Distributor receivables	5,826	(1,452)
Inventories	(22,753)	(24,859)
Prepaid expenses and other current assets	(15,977)	(8,131)
Prepaid income taxes	104,969	60,696
Accounts payable	24,684	8,784
Accrued liabilities	(15,617)	(667)
Accrued promotional allowances	43,196	25,805
Accrued distributor terminations	398	(7,917)
Accrued compensation	(8,413)	(7,225)
Income taxes payable	8,043	(5,362)
Other liabilities	1,344	-
Deferred revenue	(12,342)	(7,069)
Net cash provided by operating activities	501,300	533,222

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of available-for-sale investments	807,396	172,528
Purchases of available-for-sale investments	(342,463)	(286,858)
Purchases of property and equipment	(34,619)	(40,477)
Proceeds from sale of property and equipment	3,590	733
Decrease (Increase) in intangibles	(42)	26
Increase in other assets	(7,684)	(632)
Net cash provided by (used in) investing activities	426,178	(154,680)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(972)	(1,334)
Issuance of common stock	13,616	19,093
Purchases of common stock held in treasury	(805,149)	(302)
Net cash (used in) provided by financing activities	(792,505)	17,457

Effect of exchange rate changes on cash and cash equivalents	(3,908)	4,074

NET INCREASE IN CASH AND CASH EQUIVALENTS	131,065	400,073
CASH AND CASH EQUIVALENTS, beginning of period	528,622	377,582
CASH AND CASH EQUIVALENTS, end of period	$659,687	$777,655

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$28	$38
Income taxes	$41,780	$156,039

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTHS ENDED JUNE 30, 2018 AND 2017

(In Thousands) (Unaudited) (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

The Company entered into capital leases for the acquisition of promotional vehicles of $0.7 million and $1.5 million for the six-months ended June 30, 2018 and 2017, respectively.

Included in accounts payable as of June 30, 2018 and 2017 were $1.5 million and $0.3 million, respectively, related to purchases of property and equipment.

Included in accrued liabilities as of June 30, 2018 and 2017 were $0.1 million and $12.1 million, respectively, related to purchases of property and equipment.

Included in accounts payable as of June 30, 2018 was $1.8 million related to additions to other intangible assets. No such amounts were included in accounts payable at June 30, 2017.

Included in accrued liabilities as of June 30, 2018 and 2017 were $9.5 million and $6.2 million, respectively, related to additions to other intangible assets.

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

The Company’s condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting. They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP. The information set forth in these interim condensed consolidated financial statements for the three- and six-months ended June 30, 2018 and 2017, respectively, is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading. Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

2.                                    RECENT ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements not yet adopted

In February 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02 (ASU No. 2018-02), “Income Statement - Reporting Comprehensive Income (Topic 220)”, which amends the previous guidance to allow for certain tax effects “stranded” in accumulated other comprehensive income, which are impacted by the Tax Cuts and Jobs Act (the “Tax Reform Act”), to be reclassified from accumulated other comprehensive income into retained earnings. This amendment pertains only to those items impacted by the new tax law and will not apply to any future tax effects stranded in accumulated other comprehensive income. This standard is effective for fiscal years beginning after December 15, 2018, and allows for early adoption. The Company is currently evaluating the impact of ASU No. 2018-02 on its financial position, results of operations and liquidity.

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

3.                                    REVENUE RECOGNITION

The Company currently has three operating and reportable segments, (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is comprised of the Company’s Monster Energy® drinks and Mutant® Super Soda drinks, (ii) Strategic Brands segment (“Strategic Brands”), which is comprised of the various energy drink brands acquired from The Coca-Cola Company (“TCCC”) in 2015, and (iii) Other segment (“Other”), which is comprised of certain products sold by American Fruits & Flavors LLC, a wholly-owned subsidiary of the Company, to independent third-party customers.

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

The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. Certain of the Company’s bottlers/distributors may also perform a separate function as a co-packer on the Company’s behalf. In such cases, control of the Company’s products passes to such bottlers/distributors when they notify the Company that they have taken possession or transferred the relevant portion of the Company’s finished goods. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of June 30, 2018 or December 31, 2017.

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

Upon adoption of ASC 606, commissions paid to TCCC based on sales to certain of the Company’s bottlers/distributors who are (i) consolidated subsidiaries of TCCC (the “TCCC Subsidiaries”), (ii) accounted for under the equity method by TCCC (the “TCCC Related Parties”) and (iii) those not included in (i) or (ii) (the “TCCC Independent Bottlers”) are accounted for as follows:

Three- and Six-Months Ended June 30, 2018
Commissions Related To:	As Reported	Without Adoption of ASC 606
TCCC Subsidiaries	Reduction to net sales	Reduction to net sales
TCCC Related Parties	Reduction to net sales	Operating expenses
TCCC Independent Bottlers	Operating expenses	Operating expenses

The impact of the adoption of ASC 606 on the Company’s condensed consolidated statement of income for the three- and six-months ended June 30, 2018 was as follows:

	Three-Months Ended June 30, 2018
	As Reported	Without Adoption of ASC 606	Decrease due to Adoption of ASC 606
Net Sales	$1,015,873	$1,028,085	$(12,212)	[1]
Operating Expenses	$262,637	$274,849	$(12,212)	[1]

	Six-Months Ended June 30, 2018
	As Reported	Without Adoption of ASC 606	Decrease due to Adoption of ASC 606
Net Sales	$1,866,793	$1,888,945	$(22,152)	[1]
Operating Expenses	$497,979	$520,131	$(22,152)	[1]

1 TCCC Commissions based on sales to the TCCC Related Parties. There were no other identified changes to our revenue recognition policies as a result of the adoption of ASC 606.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by geographical markets and reportable segments:

	Three-Months Ended June 30, 2018
Net Sales	U.S. and Canada	EMEA[1]	Asia Pacific	Latin America and Caribbean	Total
Monster Energy® Drinks	$695,963	$138,608	$60,606	$34,262	$929,439
Strategic Brands	50,133	22,967	6,368	343	79,811
Other	6,623	-	-	-	6,623
Total Net Sales	$752,719	$161,575	$66,974	$34,605	$1,015,873

	Six-Months Ended June 30, 2018
Net Sales	U.S. and Canada	EMEA[1]	Asia Pacific	Latin America and Caribbean	Total
Monster Energy® Drinks	$1,284,778	$249,538	$108,037	$67,590	$1,709,943
Strategic Brands	89,857	42,280	11,916	1,517	145,570
Other	11,280	-	-	-	11,280
Total Net Sales	$1,385,915	$291,818	$119,953	$69,107	$1,866,793

1Europe, Middle East and Africa (“EMEA”)

Contract Liabilities

Amounts received from certain bottlers/distributors at inception of their distribution contracts or at the inception of certain sales/marketing programs are accounted for as deferred revenue. As of June 30, 2018, the Company had $364.1 million of deferred revenue, which is included in current and long-term deferred revenue in the Company’s condensed consolidated balance sheet. As of December 31, 2017, the Company had $377.6 million of deferred revenue, which is included in current and long-term deferred revenue in the Company’s condensed consolidated balance sheet. During the three- and six-months ended June 30, 2018, $11.0 million and $22.2 million, respectively, of deferred revenue was recognized in net sales. See Note 10.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

4.                                    INVESTMENTS

The following table summarizes the Company’s investments at:

June 30, 2018	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Available-for-sale
Short-term:
Commercial paper	$15,177	$-	$-	$15,177	$-	$-
Municipal securities	149,048	5	56	148,997	56	-
U.S. government agency securities	46,982	-	63	46,919	63	-
Variable rate demand notes	-	-	-	-	-	-
Total	$211,207	$5	$119	$211,093	$119	$-

December 31, 2017	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Available-for-sale
Short-term:
Commercial paper	$81,026	$-	$-	$81,026	$-	$-
Certificates of deposit	11,869	-	-	11,869	-	-
Municipal securities	469,604	1	740	468,865	740	-
U.S. government agency securities	61,307	-	88	61,219	88	-
Variable rate demand notes	49,954	-	-	49,954	-	-
Long-term:
U.S. government agency securities	2,369	-	3	2,366	3	-
Total	$676,129	$1	$831	$675,299	$831	$-

During the six-months ended June 30, 2018 and 2017, realized gains or losses recognized on the sale of investments were not significant.

The Company’s investments at June 30, 2018 and December 31, 2017 in commercial paper, certificates of deposit, municipal securities, U.S. government agency securities and/or variable rate demand notes (“VRDNs”) carried investment grade credit ratings. VRDNs are floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. While they are classified as marketable investment securities, the put option allows the VRDNs to be liquidated at par on a same day, or more generally, on a seven-day settlement basis.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	June 30, 2018		December 31, 2017

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
Commercial paper	$15,177	$15,177	$81,026	$81,026
Municipal securities	149,048	148,997	469,604	468,865
U.S. government agency securities	46,982	46,919	61,307	61,219
Certificates of deposit	-	-	11,869	11,869
Due 1 -10 years:
U.S. government agency securities	-	-	2,369	2,366
Variable rate demand notes	-	-	6,366	6,366
Due 11 - 20 years:
Variable rate demand notes	-	-	28,377	28,377
Due 21 - 30 years:
Variable rate demand notes	-	-	15,211	15,211
Total	$211,207	$211,093	$676,129	$675,299

5.                                    FAIR VALUE OF CERTAIN FINANCIAL ASSETS AND LIABILITIES

ASC 820 provides a framework for measuring fair value and requires disclosures regarding fair value measurements. ASC 820 defines fair value as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs, where available. The three levels of inputs required by the standard that the Company uses to measure fair value are summarized below.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following tables present the fair value of the Company’s financial assets and liabilities that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

June 30, 2018	Level 1	Level 2	Level 3	Total
Cash	$358,788	$-	$-	$358,788
Money market funds	299,949	-	-	299,949
Commercial paper	-	16,127	-	16,127
Municipal securities	-	148,997	-	148,997
U.S. government agency securities	-	46,919	-	46,919
Foreign currency derivatives	-	(996)	-	(996)
Total	$658,737	$211,047	$-	$869,784

Amounts included in:
Cash and cash equivalents	$658,737	$950	$-	$659,687
Short-term investments	-	211,093	-	211,093
Accounts receivable, net	-	21	-	21
Investments	-	-	-	-
Accrued liabilities	-	(1,017)	-	(1,017)
Total	$658,737	$211,047	$-	$869,784

December 31, 2017	Level 1	Level 2	Level 3	Total
Cash	$310,885	$-	$-	$310,885
Money market funds	112,848	-	-	112,848
Certificates of deposit	-	15,720	-	15,720
Commercial paper	-	99,903	-	99,903
Variable rate demand notes	-	49,954	-	49,954
Municipal securities	-	529,984	-	529,984
U.S. government agency securities	-	81,230	-	81,230
U.S. Treasuries	-	3,397	-	3,397
Foreign currency derivatives	-	(1,484)	-	(1,484)
Total	$423,733	$778,704	$-	$1,202,437

Amounts included in:
Cash and cash equivalents	$423,733	$104,889	$-	$528,622
Short-term investments	-	672,933	-	672,933
Accounts receivable, net	-	95	-	95
Investments	-	2,366	-	2,366
Accrued liabilities	-	(1,579)	-	(1,579)
Total	$423,733	$778,704	$-	$1,202,437

All of the Company’s short-term investments are classified within Level 1 or Level 2 of the fair value hierarchy.  The Company’s valuation of its Level 1 investments, which include money market funds, is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments, which include municipal securities, commercial paper, certificates of deposit, VRDNs, U.S. Treasuries and U.S. government agency securities, is based on other observable inputs, specifically a market approach which utilizes valuation models, pricing systems, mathematical tools and other relevant information for the same or similar securities. The Company’s valuation of its Level 2 foreign currency exchange contracts is based on quoted market prices of the same or similar instruments, adjusted for counterparty risk. There were no transfers between Level 1 and Level 2 measurements during the six-months ended June 30, 2018 or the year ended December 31, 2017, and there were no changes in the Company’s valuation techniques.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

6.                                    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to foreign currency exchange rate risks related primarily to its foreign business operations. During the three- and six-months ended June 30, 2018 and the year ended December 31, 2017, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts of the Company that were outstanding as of June 30, 2018 have terms of one month or less. The Company does not enter into forward currency exchange contracts for speculation or trading purposes.

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

The notional amount and fair value of all outstanding foreign currency derivative instruments in the condensed consolidated balance sheets consist of the following at:

June 30, 2018
Derivatives not designated as hedging instruments under FASB ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location

Assets:
Foreign currency exchange contracts:
Receive SGD/pay USD	$5,279	$7	Accounts receivable, net
Receive USD/pay NZD	2,719	12	Accounts receivable, net
Receive NOK/pay USD	918	2	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive USD/pay EUR	$50,572	$(408)	Accrued liabilities
Receive USD/pay GBP	37,904	(129)	Accrued liabilities
Receive USD/pay ZAR	16,633	(192)	Accrued liabilities
Receive USD/pay AUD	14,118	(82)	Accrued liabilities
Receive USD/pay TRY	5,277	(92)	Accrued liabilities
Receive USD/pay COP	3,567	(30)	Accrued liabilities
Receive USD/pay MXN	3,035	(54)	Accrued liabilities
Receive USD/pay RUB	2,774	(30)	Accrued liabilities

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

December 31, 2017
Derivatives not designated as hedging instruments under FASB ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location

Assets:
Foreign currency exchange contracts:
Receive CAD/pay USD	$4,892	$61	Accounts receivable, net
Receive USD/pay COP	2,803	13	Accounts receivable, net
Receive USD/pay BRL	1,806	1	Accounts receivable, net
Receive NOK/pay USD	1,534	18	Accounts receivable, net
Receive SGD/pay USD	223	2	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive USD/pay EUR	$65,131	$(642)	Accrued liabilities
Receive USD/pay GBP	31,342	(334)	Accrued liabilities
Receive USD/pay ZAR	21,311	(222)	Accrued liabilities
Receive USD/pay AUD	17,238	(177)	Accrued liabilities
Receive USD/pay MXN	7,720	(126)	Accrued liabilities
Receive USD/pay TRY	5,483	(52)	Accrued liabilities
Receive USD/pay NZD	1,826	(18)	Accrued liabilities
Receive USD/pay CLP	1,112	(8)	Accrued liabilities

The net gains (losses) on derivative instruments in the condensed consolidated statements of income were as follows:

		Amount of gain (loss) recognized in income on derivatives
		Three-months ended
Derivatives not designated as hedging instruments under FASB ASC 815-20	Location of gain (loss) recognized in income on derivatives	June 30, 2018	June 30, 2017

Foreign currency exchange contracts	Interest and other income (expense), net	$10,393	$(4,439)

		Amount of gain (loss) recognized in income on derivatives
		Six-months ended
Derivatives not designated as hedging instruments under FASB ASC 815-20	Location of gain (loss) recognized in income on derivatives	June 30, 2018	June 30, 2017

Foreign currency exchange contracts	Interest and other income (expense), net	$5,734	$(9,467)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

7.                                    INVENTORIES

Inventories consist of the following at:

	June 30, 2018	December 31, 2017
Raw materials	$89,362	$78,834
Finished goods	186,204	176,911
	$275,566	$255,745

8.                                    PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at:

	June 30, 2018	December 31, 2017
Land	$44,261	$47,373
Leasehold improvements	3,278	3,109
Furniture and fixtures	6,732	6,461
Office and computer equipment	17,683	14,506
Computer software	3,334	3,650
Equipment	165,861	148,434
Buildings	116,143	107,374
Vehicles	39,967	38,179
	397,259	369,086
Less: accumulated depreciation and amortization	(156,601)	(138,810)
	$240,658	$230,276

Total depreciation and amortization expense recorded was $11.2 million and $8.6 million for the three-months ended June 30, 2018 and 2017, respectively. Total depreciation and amortization expense recorded was $22.2 million and $16.8 million for the six-months ended June 30, 2018 and 2017, respectively.

9.                                    GOODWILL AND OTHER INTANGIBLE ASSETS

The following is a roll-forward of goodwill for the six-months ended June 30, 2018 and 2017 by reportable segment:

	Monster Energy® Drinks	Strategic Brands	Other	Total
Balance at December 31, 2017	$693,644	$637,999	$-	$1,331,643
Acquisitions	-	-	-	-
Balance at June 30, 2018	$693,644	$637,999	$-	$1,331,643

	Monster Energy® Drinks	Strategic Brands	Other	Total
Balance at December 31, 2016	$693,644	$637,999	$-	$1,331,643
Acquisitions	-	-	-	-
Balance at June 30, 2017	$693,644	$637,999	$-	$1,331,643

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Intangible assets consist of the following at:

	June 30, 2018	December 31, 2017
Amortizing intangibles	$71,355	$71,400
Accumulated amortization	(32,387)	(26,383)
	38,968	45,017
Non-amortizing intangibles	1,000,433	989,068
	$1,039,401	$1,034,085

Amortizing intangibles primarily consist of customer relationships. All amortizing intangibles have been assigned an estimated finite useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives, generally five to seven years. Total amortization expense recorded was $3.0 million for both the three-months ended June 30, 2018 and 2017. Total amortization expense recorded was $6.0 million for both the six-months ended June 30, 2018 and 2017.

10.                            DISTRIBUTION AGREEMENTS

In accordance with ASC No. 420 “Exit or Disposal Cost Obligations”, the Company expenses distributor termination costs in the period in which the written notification of termination occurs. The Company incurred termination costs of $5.5 million and $0.2 million for the three-months ended June 30, 2018 and 2017, respectively. The Company incurred termination costs of $12.5 million and $20.1 million for the six-months ended June 30, 2018 and 2017, respectively. Such termination costs have been expensed in full and are included in operating expenses for the three- and six-months ended June 30, 2018 and 2017.

In the normal course of business, amounts received pursuant to new and/or amended distribution agreements entered into with certain distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, are accounted for as deferred revenue and are recognized as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years. Revenue recognized was $11.0 million and $10.2 million for the three-months ended June 30, 2018 and 2017, respectively. Revenue recognized was $22.2 million and $20.1 million for the six-months ended June 30, 2018 and 2017, respectively.

11.                            COMMITMENTS AND CONTINGENCIES

The Company had purchase commitments aggregating approximately $50.0 million at June 30, 2018, which represented commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms, but are generally satisfied within one year.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company had contractual obligations aggregating approximately $154.2 million at June 30, 2018, which related primarily to sponsorships and other marketing activities.

The Company had operating lease commitments aggregating approximately $16.3 million at June 30, 2018, which related primarily to warehouse and office space.

In February 2018, the working capital line limit for the Company’s credit facility with HSBC Bank (China) Company Limited, Shanghai Branch was increased from $9.0 million to $15.0 million. At June 30, 2018, the interest rate on borrowings under the line of credit was 5.5%. As of June 30, 2018, the Company had $11.2 million outstanding on this line of credit, including interest, which is included in accounts payable in the condensed consolidated balance sheet.

Legal Proceedings

Litigation — The Company has been named a defendant in personal injury lawsuits, claiming that the death or other serious injury of the plaintiffs was caused by consumption of Monster Energy® brand energy drinks. The plaintiffs in these lawsuits allege strict product liability, negligence, fraudulent concealment, breach of implied warranties and wrongful death. The Company believes that each complaint is without merit and plans a vigorous defense. The Company also believes that any damages, if awarded, would not have a material adverse effect on the Company’s financial position or results of operations.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, or in the amount of any related insurance reimbursements recorded. As of June 30, 2018, the Company’s condensed consolidated balance sheet includes accrued loss contingencies of approximately $3.3 million.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

12.                            ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the six-months ended June 30, 2018 are as follows:

	Currency Translation Losses	Unrealized (Gains) Losses on Available-for- Sale Securities	Total
Balance at December 31, 2017	$15,818	$841	$16,659
Other comprehensive loss (gain) before reclassifications	9,265	(728)	8,537
Amounts reclassified from accumulated other comprehensive loss (gain)	-	-	-
Net current-period other comprehensive loss (gain)	9,265	(728)	8,537
Balance at June 30, 2018	$25,083	$113	$25,196

13.                            TREASURY STOCK

On February 27, 2018, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to $250.0 million of the Company’s outstanding common stock (the “February 2018 Repurchase Program”). During the three-months ended June 30, 2018, the Company purchased 5.0 million shares of common stock at an average purchase price of $49.81 per share, for a total amount of $249.9 million (excluding broker commissions), which exhausted the availability under the February 2018 Repurchase Program. Such shares are included in common stock in treasury in the accompanying condensed consolidated balance sheet at June 30, 2018.

On May 29, 2018, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “May 2018 Repurchase Program”). During the three-months ended June 30, 2018, the Company purchased 5.5 million shares of common stock at an average purchase price of $54.78 per share, for a total amount of $303.2 million (excluding broker commissions), under the May 2018 Repurchase Program. Such shares are included in common stock in treasury in the accompanying condensed consolidated balance sheet at June 30, 2018. As of August 9, 2018, $196.7 million remained available for repurchase under the May 2018 Repurchase Program.

On August 7, 2018, the Company’s Board of Directors authorized a new repurchase program for the repurchase of up to an additional $500.0 million of the Company’s outstanding common stock (the “August 2018 Repurchase Program”). As of August 9, 2018, $500.0 million remained available for repurchase under the August 2018 Repurchase Program.

During the three-months ended June 30, 2018, 504 shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due, for a total amount of $0.03 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying condensed consolidated balance sheet at June 30, 2018.

14.                            STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at June 30, 2018: the Monster Beverage Corporation 2011 Omnibus Incentive Plan (the “2011 Omnibus Incentive Plan”), including the Monster Beverage Deferred Compensation Plan (the “Deferred Compensation Plan”) as a sub plan thereunder, and the Monster Beverage Corporation 2017 Compensation Plan for Non-Employee Directors (the “2017 Directors Plan”), including the Monster Beverage Deferred Compensation Plan for Non-Employee Directors (the “Non-Employee Director Deferral Plan”) as a sub plan thereunder.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company recorded $14.9 million and $12.8 million of compensation expense relating to outstanding options and restricted stock units during the three-months ended June 30, 2018 and 2017, respectively. The Company recorded $28.3 million and $26.0 million of compensation expense relating to outstanding options and restricted stock units during the six-months ended June 30, 2018 and 2017, respectively.

The excess tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options and vesting of restricted stock units for the three-months ended June 30, 2018 and 2017 was $1.7 million and $1.9 million, respectively. The excess tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options and vesting of restricted stock units for the six-months ended June 30, 2018 and 2017 was $4.5 million and $11.3 million, respectively.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted as of June 30, 2018 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2018	2017	2018	2017
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	34.9%	36.5%	34.9%	36.6%
Risk-free interest rate	2.7%	1.8%	2.8%	2.1%
Expected term	6.1 years	6.1 years	6.1 years	6.1 years

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

Options	Number of Shares (In thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	17,819	$29.62	6.1	$600,032
Granted 01/01/18 - 03/31/18	2,615	$58.76
Granted 04/01/18 - 06/30/18	360	$51.72
Exercised	(814)	$16.73
Cancelled or forfeited	(216)	$42.60
Outstanding at June 30, 2018	19,764	$34.26	6.2	$459,527
Vested and expected to vest in the
future at June 30, 2018	18,673	$33.32	6.1	$451,327
Exercisable at June 30, 2018	10,639	$22.40	4.5	$371,252

The weighted-average grant-date fair value of options granted during the three-months ended June 30, 2018 and 2017 was $20.20 per share and $18.97 per share, respectively. The weighted-average grant-date fair value of options granted during the six-months ended June 30, 2018 and 2017 was $22.51 per share and $18.01 per share, respectively. The total intrinsic value of options exercised during the three-months ended June 30, 2018 and 2017 was $14.7 million and $8.5 million, respectively. The total intrinsic value of options exercised during the six-months ended June 30, 2018 and 2017 was $32.9 million and $40.9 million, respectively.

Cash received from option exercises under all plans for the three-months ended June 30, 2018 and 2017 was approximately $7.1 million and $5.5 million, respectively. Cash received from option exercises under all plans for the six-months ended June 30, 2018 and 2017 was approximately $13.6 million and $19.1 million, respectively.

At June 30, 2018, there was $121.1 million of total unrecognized compensation expense related to non-vested options granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 3.0 years.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to non-vested restricted stock units as follows:

	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2018	530	$45.09
Granted 01/01/18- 03/31/18	221	$58.75
Granted 04/01/18- 06/30/18	48	$52.31
Vested	(262)	$45.36
Forfeited/cancelled	(6)	$32.17
Non-vested at June 30, 2018	531	$51.45

The weighted-average grant-date fair value of restricted stock units granted during the three-months ended June 30, 2018 and 2017 was $52.31 per share and $50.86 per share, respectively. The weighted-average grant-date fair value of restricted stock units granted during the six-months ended June 30, 2018 and 2017 was $57.59 per share and $46.65 per share, respectively.  As of June 30, 2018, 0.5 million of restricted stock units are expected to vest over their respective terms.

At June 30, 2018, total unrecognized compensation expense relating to non-vested restricted stock units was $22.2 million, which is expected to be recognized over a weighted-average period of 2.1 years.

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

The Company has not made additional measurement window adjustments to these items during the three- and six-months ended June 30, 2018. The Company continues to evaluate the various provisions of the Tax Reform Act, including, the global intangible low-taxed income (“GILTI”) and the foreign derived intangible income (“FDII”) provisions. The ultimate impact of the Tax Reform Act may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, as well as any related actions the Company may take. The measurement window begins in the reporting period that includes the enactment date and ends when an entity has obtained, prepared and analyzed the information needed in order to complete the accounting requirements under ASC Topic 740.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the six-months ended June 30, 2018:

Gross Unrecognized Tax Benefits
Balance at December 31, 2017	$6,540
Additions for tax positions related to the current year	210
Additions for tax positions related to the prior year	1,172
Decreases related to settlement with taxing authority	(2,665)
Balance at June 30, 2018	$5,257

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. As of June 30, 2018, the Company had approximately $1.0 million in accrued interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions, the resultant impact on the Company’s effective tax rate would not be significant. It is expected that any change in the amount of unrecognized tax benefits within the next 12 months will not be significant.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

16.                            EARNINGS PER SHARE

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations is presented below (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Weighted-average shares outstanding:
Basic	559,867	567,910	562,917	567,384
Dilutive	6,485	10,110	7,314	10,335
Diluted	566,352	578,020	570,231	577,719

For the three-months ended June 30, 2018 and 2017, options and awards outstanding totaling 6.4 million shares and 8.8 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive. For the six-months ended June 30, 2018 and 2017, options and awards outstanding totaling 2.6 million shares and 8.4 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

17.                            SEGMENT INFORMATION

The Company currently has three operating and reportable segments, (i) Monster Energy® Drinks segment, which is comprised of the Company’s Monster Energy® drinks and Mutant® Super Soda drinks, (ii) Strategic Brands segment, which is comprised of the various energy drink brands acquired from TCCC in 2015, and (iii) Other segment, which is comprised of certain products sold by American Fruits & Flavors LLC, a wholly-owned subsidiary of the Company, to independent third-party customers.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The net revenues derived from the Company’s reportable segments and other financial information related thereto for the three- and six-months ended June 30, 2018 and 2017 are as follows:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales:
Monster Energy® Drinks(¹)	$929,439	$815,261	$1,709,943	$1,483,831
Strategic Brands	79,811	85,633	145,570	153,669
Other	6,623	6,174	11,280	11,714
Corporate and unallocated	-	-	-	-
	$1,015,873	$907,068	$1,866,793	$1,649,214

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating Income:
Monster Energy® Drinks(¹) (2)	$373,103	$356,223	$674,805	$635,654
Strategic Brands	50,791	53,175	93,393	95,281
Other	1,826	1,718	2,797	3,134
Corporate and unallocated	(68,099)	(61,075)	(133,460)	(119,766)
	$357,621	$350,041	$637,535	$614,303

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Income before tax:
Monster Energy® Drinks(¹) (2)	$373,342	$356,316	$675,305	$635,651
Strategic Brands	50,833	53,174	93,416	95,268
Other	1,826	1,718	2,797	3,134
Corporate and unallocated	(67,904)	(63,718)	(131,702)	(121,643)
	$358,097	$347,490	$639,816	$612,410

(1)          Includes $11.0 million and $10.2 million for the three-months ended June 30, 2018 and 2017, respectively, related to the recognition of deferred revenue. Includes $22.2 million and $20.1 million for the six-months ended June 30, 2018 and 2017, respectively, related to the recognition of deferred revenue.

(2)          Includes $5.5 million and $0.2 million for the three-months ended June 30, 2018 and 2017, respectively, related to distributor termination costs. Includes $12.5 million and $20.1 million for the six-months ended June 30, 2018 and 2017, respectively, related to distributor termination costs.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Depreciation and amortization:
Monster Energy® Drinks	$8,960	$6,873	$17,770	$13,413
Strategic Brands	1,946	1,842	3,872	3,638
Other	1,167	1,153	2,326	2,306
Corporate and unallocated	2,121	1,725	4,217	3,418
	$14,194	$11,593	$28,185	$22,775

Corporate and unallocated expenses for the three-months ended June 30, 2018 include $44.7 million of payroll costs, of which $14.9 million was attributable to stock-based compensation expenses (see Note 14, “Stock-Based Compensation”), as well as $11.8 million attributable to professional service expenses, including accounting and legal costs, and $11.6 million of other operating expenses. Corporate and unallocated expenses for the three-months ended June 30, 2017 include $38.4 million of payroll costs, of which $12.8 million was attributable to stock-based compensation expenses (see Note 14, “Stock-Based Compensation”), as well as $14.0 million attributable to professional service expenses, including accounting and legal costs, and $8.6 million of other operating expenses.

Corporate and unallocated expenses for the six-months ended June 30, 2018 include $87.8 million of payroll costs, of which $28.3 million was attributable to stock-based compensation expenses (see Note 14, “Stock-Based Compensation”), as well as $24.2 million attributable to professional service expenses, including accounting and legal costs, and $21.4 million of other operating expenses. Corporate and unallocated expenses for the six-months ended June 30, 2017 include $76.1 million of payroll costs, of which $26.0 million was attributable to stock-based compensation expenses (see Note 14, “Stock-Based Compensation”), as well as $26.4 million attributable to professional service expenses, including accounting and legal costs, and $17.3 million of other operating expenses.

TCCC, through the TCCC Subsidiaries, accounted for approximately 4% and 17% of the Company’s net sales for the three-months ended June 30, 2018 and 2017, respectively. TCCC, through the TCCC Subsidiaries, accounted for approximately 4% and 25% of the Company’s net sales for the six-months ended June 30, 2018 and 2017, respectively. As part of TCCC’s North America Refranchising initiative (the “North America Refranchising”), the territories of certain TCCC Subsidiaries have been transitioned to certain independent TCCC bottlers/distributors and/or TCCC Related Parties. Accordingly, the Company’s percentage of net sales classified as sales to the TCCC Subsidiaries significantly decreased for three- and six-months ended June 30, 2018.

CCBCC Operations, LLC accounted for approximately 13% of the Company’s net sales for both the three-months ended June 30, 2018 and 2017. CCBCC Operations, LLC accounted for approximately 13% and 12% of the Company’s net sales for the six-months ended June 30, 2018 and 2017, respectively.

Coca-Cola European Partners accounted for approximately 9% of the Company’s net sales for both the three-months ended June 30, 2018 and 2017. Coca-Cola European Partners accounted for approximately 10% and 9% of the Company’s net sales for the six-months ended June 30, 2018 and 2017, respectively.

Reyes Coca-Cola Bottling accounted for approximately 12% and 5% of the Company’s net sales for the three-months ended June 30, 2018 and 2017, respectively. Reyes Coca-Cola Bottling accounted for approximately 13% and 4% of the Company’s net sales for the six-months ended June 30, 2018 and 2017, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Net sales to customers outside the United States amounted to $293.8 million and $247.9 million for the three-months ended June 30, 2018 and 2017, respectively. Net sales to customers outside the United States amounted to $535.9 million and $438.8 million for the six-months ended June 30, 2018 and 2017, respectively.

Goodwill and other intangible assets for the Company’s reportable segments as of June 30, 2018 and December 31, 2017 are as follows:

	June 30,	December 31,
	2018	2017
Goodwill and other intangible assets:
Monster Energy® Drinks	$1,357,017	$1,346,648
Strategic Brands	992,800	995,582
Other	21,227	23,498
Corporate and unallocated	-	-
	$2,371,044	$2,365,728

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

TCCC commissions, based on sales to the TCCC Subsidiaries and the TCCC Related Parties, for the three- and six-months ended June 30, 2018 were $13.2 million and $24.5 million, respectively, and are included as a reduction to net sales. TCCC commissions, based on sales to the TCCC Independent Bottlers for the three- and six-months ended June 30, 2018 were $4.3 million and $7.5 million, respectively, and are included in operating expenses.

TCCC commissions, based on sales to the TCCC Subsidiaries, for the three- and six-months ended June 30, 2017 were $2.1 million and $5.7 million, respectively, and are included as a reduction to net sales. TCCC commissions, based on sales to the TCCC Related Parties and the TCCC Independent Bottlers, for the three- and six-months ended June 30, 2017 were $12.8 million and $20.7 million, respectively, and are included in operating expenses.

Upon adoption of ASC 606, commissions paid to TCCC, based on sales to the TCCC Related Parties, are included as a reduction to net sales. Prior to January 1, 2018, such commissions, based on sales to the TCCC Related Parties, were included in operating expenses.

Net sales to the TCCC Subsidiaries for the three-months ended June 30, 2018 and 2017 were $39.6 million and $154.5 million, respectively.  Net sales to the TCCC Subsidiaries for the six-months ended June 30, 2018 and 2017 were $74.6 million and $409.7 million, respectively. As part of the North America Refranchising, the territories of certain TCCC Subsidiaries have been transitioned to certain independent TCCC bottlers/distributors and/or TCCC Related Parties. Accordingly, the Company’s net sales classified as sales to the TCCC Subsidiaries significantly decreased for the three- and six-months ended June 30, 2018.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company also purchases concentrates from TCCC which are then sold to certain of the Company’s bottlers/distributors. Concentrate purchases from TCCC were $11.3 million and $6.6 million for the three-months ended June 30, 2018 and 2017, respectively. Concentrate purchases from TCCC were $14.2 million and $12.5 million for the six-months ended June 30, 2018 and 2017, respectively.

Certain TCCC Subsidiaries also contract manufacture certain of the Company’s Monster Energy® brand energy drinks. Such contract manufacturing expenses were $6.4 million and $2.9 million for the three-months ended June 30, 2018 and 2017, respectively. Such contract manufacturing expenses were $11.8 million and $5.1 million for the six-months ended June 30, 2018 and 2017, respectively.

Accounts receivable, accounts payable and accrued promotional allowances related to the TCCC Subsidiaries are as follows at:

	June 30, 2018	December 31, 2017

Accounts receivable, net	$42,337	$32,607
Accounts payable	$(34,368)	$(45,465)
Accrued promotional allowances	$(9,851)	$(5,884)

Two directors and officers of the Company and their families are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the three-months ended June 30, 2018 and 2017 were $0.6 million and $1.2 million, respectively. Expenses incurred with such company in connection with promotional materials purchased during both the six-months ended June 30, 2018 and 2017 were $1.4 million.

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

Overview

We develop, market, sell and distribute energy drink beverages, sodas and/or concentrates for energy drink beverages, primarily under the following brand names:

• Monster Energy®	• NOS®
• Monster Energy Ultra®	• Full Throttle®
• Monster Rehab®	• Burn®
• Monster MAXXTM	• Mother®
• Java Monster®	• Nalu®
• Muscle Monster®	• Ultra Energy®
• Espresso MonsterTM	• Play® and Power Play(stylized)®
• Punch Monster®	• Relentless®
• Juice Monster®	• BPM®
• Übermonster®	• BU®
• Monster Hydro®	• Gladiator®
• Caffé Monster®	• Samurai®
• Mutant® Super Soda	• Mutant®
• Monster MULETM

Our Monster Energy® brand energy drinks represented 91.1% and 89.4% of our net sales for the three-months ended June 30, 2018 and 2017, respectively.

We currently have three operating and reportable segments, (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is comprised of the Company’s Monster Energy® drinks and Mutant® Super Soda drinks, (ii) Strategic Brands segment (“Strategic Brands”), which is comprised of the various energy drink brands acquired from The Coca-Cola Company (“TCCC”) in 2015 and (iii) Other segment (“Other”), which is comprised of certain products sold by American Fruits and Flavors LLC (a wholly-owned subsidiary of the Company) to independent third-party customers (the “AFF Third-Party Products”).

During the three-months ended June 30, 2018, we continued to expand our existing energy drink portfolio and further develop our distribution markets. During the three-months ended June 30, 2018, we introduced the following products:

•                 BPM® Zero (June 2018)

•                 Relentless® Apple Kiwi (June 2018)

•                 Monster MULETM (June 2018) (limited distribution)

•                 Mutant® energy drinks (May 2018)

In the normal course of business, we discontinue certain products and/or product lines. Those products or product lines discontinued in the three-months ended June 30, 2018, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Our net sales of $1.02 billion for the three-months ended June 30, 2018 represented record sales for our second fiscal quarter. The vast majority of our net sales are derived from our Monster Energy® brand energy drinks. Net sales of our Monster Energy® brand energy drinks were $925.0 million for the three-months ended June 30, 2018.  Net sales of our Strategic Brands were $79.8 million for the three-months ended June 30, 2018. Net sales for the three-months ended June 30, 2018 were negatively impacted by approximately $12.2 million as a result of the adoption of Accounting Standards Codification (“ASC”) 606. Under ASC 606, commissions paid to TCCC, based on sales to certain of the Company’s TCCC bottlers/distributors that TCCC consolidates, or which TCCC accounts for under the equity method (the “TCCC Related Parties”), are included as a reduction to net sales. Prior to January 1, 2018, commissions based on sales to the TCCC Related Parties, were included in operating expenses.

Our Monster Energy® Drinks segment represented 91.5% and 89.9% of our consolidated net sales for the three-months ended June 30, 2018 and 2017, respectively. Our Strategic Brands segment represented 7.9% and 9.4% of our consolidated net sales for the three-months ended June 30, 2018 and 2017, respectively. Our Other segment represented 0.6% and 0.7% of our consolidated net sales for the three-months ended June 30, 2018 and 2017, respectively.

Net changes in foreign currency exchange rates had a favorable impact on net sales in the Monster Energy® Drinks segment of approximately $15.5 million for the three-months ended June 30, 2018. Net changes in foreign currency exchange rates had a favorable impact on net sales in the Strategic Brands segment of approximately $1.3 million for the three-months ended June 30, 2018.

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

Our growth strategy includes expanding our international business. Net sales to customers outside the United States amounted to $293.8 million and $247.9 million for the three-months ended June 30, 2018 and 2017, respectively. Such sales were approximately 29% and 27% of net sales for the three-months ended June 30, 2018 and 2017, respectively. Net changes in foreign currency exchange rates had a favorable impact on net sales to customers outside the United States of approximately $16.8 million for the three-months ended June 30, 2018.

Our customers are primarily full service beverage bottlers/distributors, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, food service customers and the military. Percentages of our gross sales to our various customer types for the three- and six-months ended June 30, 2018 and 2017 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such bottlers’/distributors’ sales to their own customers.

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2018	2017	2018	2017
U.S. full service bottlers/distributors	61%	62%	61%	63%
International full service bottlers/distributors	31%	29%	31%	28%
Club stores and mass merchandisers	7%	8%	6%	7%
Retail grocery, specialty chains and wholesalers	1%	1%	1%	1%
Other	0%	0%	1%	1%

Our customers include Coca-Cola Refreshments USA, Inc., Coca-Cola Refreshments Canada Company, Coca-Cola Bottling Company, CCBCC Operations, LLC, United Bottling Contracts Company, LLC, Reyes Coca-Cola Bottling, Great Lakes Coca-Cola Bottling, Coca-Cola Southwest Beverages LLC, Coca-Cola of Northern New England, Swire Coca-Cola, USA, Liberty Coca-Cola Beverages, Coca-Cola European Partners, Coca-Cola Hellenic, Coca-Cola FEMSA, Coca-Cola Amatil, Swire Coca-Cola group in China, COFCO Coca-Cola group in China, Coca-Cola Beverages Africa, Coca-Cola İçecek and certain other TCCC network bottlers, Asahi Soft Drinks, Co., Ltd., Kalil Bottling Group, Wal-Mart, Inc. (including Sam’s Club), Costco Wholesale Corporation, Big Geyser, Inc. and select Anheuser-Busch distributors.  A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations.

TCCC, through certain consolidated subsidiaries (the “TCCC Subsidiaries”), accounted for approximately 4% and 17% of our net sales for the three-months ended June 30, 2018 and 2017, respectively. The TCCC Subsidiaries accounted for approximately 4% and 25% of our net sales for the six-months ended June 30, 2018 and 2017, respectively. As part of TCCC’s North America Refranchising initiative (the “North America Refranchising”), the territories of certain TCCC Subsidiaries have been transitioned to certain independent TCCC bottlers/distributors and/or TCCC Related Parties. Accordingly, our percentage of net sales to the TCCC Subsidiaries significantly decreased for the three- and six-months ended June 30, 2018.

CCBCC Operations, LLC accounted for approximately 13% of our net sales for both the three-months ended June 30, 2018 and 2017.  CCBCC Operations, LLC accounted for approximately 13% and 12% of our net sales for the six-months ended June 30, 2018 and 2017, respectively.

Coca-Cola European Partners accounted for approximately 9% of the Company’s net sales for both the three-months ended June 30, 2018 and 2017. Coca-Cola European Partners accounted for approximately 10% and 9% of the Company’s net sales for the six-months ended June 30, 2018 and 2017, respectively.

Reyes Coca-Cola Bottling accounted for approximately 12% and 5% of the Company’s net sales for the three-months ended June 30, 2018 and 2017, respectively. Reyes Coca-Cola Bottling accounted for approximately 13% and 4% of the Company’s net sales for the six-months ended June 30, 2018 and 2017, respectively.

Results of Operations

The following table sets forth key statistics for the three- and six-months ended June 30, 2018 and 2017.

(In thousands, except per share amounts)	Three-Months Ended June 30,		Percentage Change	Six-Months Ended June 30,		Percentage Change
	2018	2017	18 vs. 17	2018	2017	18 vs. 17
Net sales[1]	$1,015,873	$907,068	12.0%	$1,866,793	$1,649,214	13.2%
Cost of sales	395,615	323,571	22.3%	731,279	584,843	25.0%
Gross profit*[1]	620,258	583,497	6.3%	1,135,514	1,064,371	6.7%
Gross profit as a percentage of net sales[1]	61.1%	64.3%		60.8%	64.5%

Operating expenses[2]	262,637	233,456	12.5%	497,979	450,068	10.6%
Operating expenses as a percentage of net sales	25.9%	25.7%		26.7%	27.3%

Operating income[1,2]	357,621	350,041	2.2%	637,535	614,303	3.8%
Operating income as a percentage of net sales	35.2%	38.6%		34.2%	37.2%

Interest and other income (expense), net	476	(2,551)	(118.7%)	2,281	(1,893)	(220.5%)

Income before provision for income taxes[1,2]	358,097	347,490	3.1%	639,816	612,410	4.5%

Provision for income taxes	87,981	124,857	(29.5%)	153,651	211,797	(27.5%)

Income taxes as a percentage of income before taxes	24.6%	35.9%		24.0%	34.6%

Net income[1,2]	$270,116	$222,633	21.3%	$486,165	$400,613	21.4%
Net income as a percentage of net sales	26.6%	24.5%		26.0%	24.3%

Net income per common share:
Basic	$0.48	$0.39	23.1%	$0.86	$0.71	22.3%
Diluted	$0.48	$0.39	23.8%	$0.85	$0.69	22.9%

Case sales (in thousands)
(in 192-ounce case equivalents)	110,057	97,233	13.2%	202,372	177,225	14.2%

¹Includes $11.0 million and $10.2 million for the three-months ended June 30, 2018 and 2017, respectively, related to the recognition of deferred revenue. Includes $22.2 million and $20.1 million for the six-months ended June 30, 2018 and 2017, respectively, related to the recognition of deferred revenue.

²Includes $5.5 million and $0.2 million for the three-months ended June 30, 2018 and 2017, respectively, of distributor termination costs. Includes $12.5 million and $20.1 million for the six-months ended June 30, 2018 and 2017, respectively, of distributor termination costs.

*Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses. We include out-bound freight and warehouse costs in operating expenses rather than in cost of sales.

Results of Operations for the Three-Months Ended June 30, 2018 Compared to the Three-Months Ended June 30, 2017.

Net Sales. Net sales were $1.02 billion for the three-months ended June 30, 2018, an increase of approximately $108.8 million, or 12.0% higher than net sales of $907.1 million for the three-months ended June 30, 2017. Net sales of our Monster Energy® brand energy drinks were $925.0 million for the three-months ended June 30, 2018, an increase of $114.5 million, or 14.1% higher than net sales of $810.5 million for the three-months ended June 30, 2017.  Net sales of our Monster Energy® brand energy drinks increased partially due to increased sales by volume as a result of increased domestic and international consumer demand. Net sales of our Strategic Brands were $79.8 million for the three-months ended June 30, 2018, a decrease of $5.8 million, or 6.8% lower than net sales of $85.6 million for the three-months ended June 30, 2017. Net sales of our AFF Third-Party Products were $6.6 million for the three-months ended June 30, 2018, an increase of $0.4 million, or 7.3% higher than net sales of $6.2 million for the three-months ended June 30, 2017. No other individual product line contributed either a material increase or decrease to our net sales for the three-months ended June 30, 2018.

Net sales for the three-months ended June 30, 2018 were negatively impacted by approximately $12.2 million as a result of the adoption of ASC 606. Under ASC 606, commissions paid to TCCC, based on sales to the TCCC Related Parties, are now included as a reduction to net sales. Prior to January 1, 2018, commissions based on sales to the TCCC Related Parties were included in operating expenses.

Net changes in foreign currency exchange rates had a favorable impact on net sales of approximately $16.8 million for the three-months ended June 30, 2018.

Case sales, in 192-ounce case equivalents, were 110.1 million cases for the three-months ended June 30, 2018, an increase of approximately 12.8 million cases or 13.2% higher than case sales of 97.2 million cases for the three-months ended June 30, 2017. The overall average net sales per case (excluding net sales of AFF Third-Party Products of $6.6 million and $6.2 million for the three-months ended June 30, 2018 and 2017, respectively, as these sales do not have unit case equivalents) decreased to $9.17 for the three-months ended June 30, 2018, which was 1.0% lower than the average net sales per case of $9.27 for the three-months ended June 30, 2017. Without the adoption of ASC 606, the overall average net sales per case (excluding net sales of AFF Third-Party Products of $6.6 million and $6.2 million for the three-months ended June 30, 2018 and 2017, respectively, as these sales do not have unit case equivalents) increased to $9.28 for the three-months ended June 30, 2018, which was 0.2% higher than the average net sales per case of $9.27 for the three-months ended June 30, 2017.

Net sales for the Monster Energy® Drinks segment were $929.4 million for the three-months ended June 30, 2018, an increase of approximately $114.2 million, or 14.0% higher than net sales of $815.3 million for the three-months ended June 30, 2017. Net sales for the Monster Energy® Drinks segment for the three-months ended June 30, 2018 were negatively impacted by approximately $5.1 million as a result of the adoption of ASC 606.

Net sales for the Strategic Brands segment were $79.8 million for the three-months ended June 30, 2018, a decrease of approximately $5.8 million, or 6.8% lower than net sales of $85.6 million for the three-months ended June 30, 2017. Net sales for the Strategic Brands segment for the three-months ended June 30, 2018 were negatively impacted by approximately $7.1 million as a result of the adoption of ASC 606.

Net sales for the Other segment were $6.6 million for the three-months ended June 30, 2018, an increase of approximately $0.4 million, or 7.3% higher than net sales of $6.2 million for the three-months ended June 30, 2017.

Gross Profit.  Gross profit was $620.3 million for the three-months ended June 30, 2018, an increase of approximately $36.8 million, or 6.3% higher than the gross profit of $583.5 million for the three-months ended June 30, 2017. Gross profit as a percentage of net sales decreased to 61.1% for the three-months ended June 30, 2018 from 64.3% for the three-months ended June 30, 2017.  The increase in gross profit dollars was primarily the result of the $114.5 million increase in net sales of our Monster Energy® brand energy drinks for the three-months ended June 30, 2018. The decrease in gross profit as a percentage of net sales was primarily attributable to (i) increases in promotional allowances as a percentage of gross sales; (ii) the $12.2 million of commissions accounted for as a reduction to net sales due to the adoption of ASC 606; (iii) increases in certain input costs such as aluminum cans and other costs; (iv) a change in domestic product sales mix (principally a higher percentage of sales of Java Monster®, Caffe Monster®, Espresso MonsterTM and Monster Hydro® products); and (v) geographical sales mix as a result of our international sales increasing as a percentage of total net sales (our foreign operations generally have lower gross profit margins).

Operating Expenses.  Total operating expenses were $262.6 million for the three-months ended June 30, 2018, an increase of approximately $29.2 million, or 12.5% higher than total operating expenses of $233.5 million for the three-months ended June 30, 2017. The increase in operating expenses was primarily due to increased out-bound freight and warehouse costs of $10.7 million, increased payroll expenses of $9.0 million (of which $2.1 million was related to an increase in stock-based compensation), increased expenditures of $5.5 million for sponsorships and endorsements, and increased expenditures of $5.3 million for costs associated with distributor terminations. Commissions included in operating expenses were $4.7 million, a decrease of $8.8 million, or 65.2% lower than commissions included in operating expenses of $13.5 million for the three-months ended June 30, 2017. Without the adoption of ASC 606, an additional $12.2 million of commissions would have been included in operating expenses for the three-months ended June 30, 2018 (such commissions were included as a reduction to net sales).

Operating Income.  Operating income was $357.6 million for the three-months ended June 30, 2018, an increase of approximately $7.6 million, or 2.2% higher than operating income of $350.0 million for the three-months ended June 30, 2017. Operating income as a percentage of net sales decreased to 35.2% for the three-months ended June 30, 2018 from 38.6% for the three-months ended June 30, 2017. Operating income was $48.7 million and $44.5 million for the three-months ended June 30, 2018 and 2017, respectively, in connection with our operations in Africa, Asia, Australia, Europe, the Middle East and South America.

Operating income for the Monster Energy® Drinks segment was $373.1 million for the three-months ended June 30, 2018, an increase of approximately $16.9 million, or 4.7% higher than operating income of $356.2 million for the three-months ended June 30, 2017. The increase in operating income for the Monster Energy® Drinks segment was primarily the result of the $114.5 million increase in net sales of our Monster Energy® brand energy drinks for the three-months ended June 30, 2018.

Operating income for the Strategic Brands segment was $50.8 million for the three-months ended June 30, 2018, a decrease of approximately $2.4 million, or 4.5% lower than operating income of $53.2 million for the three-months ended June 30, 2017.

Operating income for the Other segment was $1.8 million for the three-months ended June 30, 2018, an increase of approximately $0.1 million, or 6.3% higher than operating income of $1.7 million for the three-months ended June 30, 2017.

Interest and Other Income (expense), net.  Interest and other non-operating income (expense), net, was $0.5 million for the three-months ended June 30, 2018, as compared to interest and other non-operating income (expense), net of ($2.6) million for the three-months ended June 30, 2017. Foreign currency transaction (losses) were ($1.9) million and ($3.9) million for the three-months ended June 30, 2018 and 2017, respectively. Interest income was $2.7 million and $1.4 million for the three-months ended June 30, 2018 and 2017, respectively.

Provision for Income Taxes.  Provision for income taxes was $88.0 million for the three-months ended June 30, 2018, a decrease of $36.9 million, or 29.5% lower than the provision for income taxes of $124.9 million for the three-months ended June 30, 2017. The effective combined federal, state and foreign tax rate decreased to 24.6% from 35.9% for the three-months ended June 30, 2018 and 2017, respectively. The decrease in the effective tax rate was primarily due to the reduction in the U.S. federal statutory tax rate as a result of the Tax Cuts and Jobs Act (the “Tax Reform Act”) signed into law on December 22, 2017, before considering the potential impact of further clarification of certain matters related to the Tax Reform Act.  The decrease in the provision for income taxes was partially offset by the elimination of the domestic production deduction under the Tax Reform Act.

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

Net Income.  Net income was $270.1 million for the three-months ended June 30, 2018, an increase of $47.5 million, or 21.3% higher than net income of $222.6 million for the three-months ended June 30, 2017. The increase in net income was primarily due to the $36.8 million increase in gross profit and the $36.9 million decrease in the provision for income taxes. The increase in net income was partially offset by the increase in operating expenses of $29.2 million.

Results of Operations for the Six-Months Ended June 30, 2018 Compared to the Six-Months Ended June 30, 2017.

Net Sales. Net sales were $1.87 billion for the six-months ended June 30, 2018, an increase of approximately $217.6 million, or 13.2% higher than net sales of $1.65 billion for the six-months ended June 30, 2017. Net sales of our Monster Energy® brand energy drinks were $1.70 billion for the six-months ended June 30, 2018, an increase of $225.3 million, or 15.2% higher than net sales of $1.48 billion for the six-months ended June 30, 2017.  Net sales of our Monster Energy® brand energy drinks increased partially due to increased sales by volume as a result of increased domestic and international consumer demand. Net sales of our Strategic Brands were $145.6 million for the six-months ended June 30, 2018, a decrease of $8.1 million, or 5.3% lower than net sales of $153.7 million for the six-months ended June 30, 2017. Net sales of our AFF Third-Party Products were $11.3 million for the six-months ended June 30, 2018, a decrease of $0.4 million, or 3.7% lower than net sales of $11.7 million for the six-months ended June 30, 2017. No other individual product line contributed either a material increase or decrease to our net sales for the six-months ended June 30, 2018.

Net sales for the six-months ended June 30, 2018 were negatively impacted by approximately $22.2 million as a result of the adoption of ASC 606. Under ASC 606, commissions paid to TCCC, based on sales to the TCCC Related Parties, are now included as a reduction to net sales. Prior to January 1, 2018, commissions based on sales to the TCCC Related Parties were included in operating expenses.

Net changes in foreign currency exchange rates had a favorable impact on net sales of approximately $34.5 million for the six-months ended June 30, 2018.

Case sales, in 192-ounce case equivalents, were 202.4 million cases for the six-months ended June 30, 2018, an increase of approximately 25.1 million cases or 14.2% higher than case sales of 177.2 million cases for the six-months ended June 30, 2017. The overall average net sales per case (excluding net sales of AFF Third-Party Products of $11.3 million and $11.7 million for the six-months ended June 30, 2018 and 2017, respectively, as these sales do not have unit case equivalents) decreased to $9.17 for the six-months ended June 30, 2018, which was 0.8% lower than the average net sales per case of $9.24 for the six-months ended June 30, 2017. Without the adoption of ASC 606, the overall average net sales per case (excluding net sales of AFF Third-Party Products of $11.3 million and $11.7 million for the six-months ended June 30, 2018 and 2017, respectively, as these sales do not have unit case equivalents) increased to $9.28 for the six-months ended June 30, 2018, which was 0.4% higher than the average net sales per case of $9.24 for the six-months ended June 30, 2017.

Net sales for the Monster Energy® Drinks segment were $1.71 billion for the six-months ended June 30, 2018, an increase of approximately $226.1 million, or 15.2% higher than net sales of $1.48 billion for the six-months ended June 30, 2017. Net sales for the Monster Energy® Drinks segment for the six-months ended June 30, 2018 were negatively impacted by approximately $9.0 million as a result of the adoption of ASC 606.

Net sales for the Strategic Brands segment were $145.6 million for the six-months ended June 30, 2018, a decrease of approximately $8.1 million, or 5.3% lower than net sales of $153.7 million for the six-months ended June 30, 2017. Net sales for the Strategic Brands segment for the six-months ended June 30, 2018 were negatively impacted by approximately $13.2 million as a result of the adoption of ASC 606.

Net sales for the Other segment were $11.3 million for the six-months ended June 30, 2018, a decrease of approximately $0.4 million, or 3.7% lower than net sales of $11.7 million for the six-months ended June 30, 2017.

Gross Profit.  Gross profit was $1.14 billion for the six-months ended June 30, 2018, an increase of approximately $71.1 million, or 6.7% higher than the gross profit of $1.06 billion for the six-months ended June 30, 2017. Gross profit as a percentage of net sales decreased to 60.8% for the six-months ended June 30, 2018 from 64.5% for the six-months ended June 30, 2017.  The increase in gross profit dollars was primarily the result of the $225.3 million increase in net sales of our Monster Energy® brand energy drinks for the six-months ended June 30, 2018. The decrease in gross profit as a percentage of net sales was primarily attributable to (i) increases in promotional allowances as a percentage of gross sales; (ii) the $22.2 million of commissions accounted for as a reduction to net sales due to the adoption of ASC 606; (iii) geographical sales mix, as a result of our international sales increasing as a percentage of total net sales (our foreign operations generally have lower gross profit margins); (iv) a change in domestic product sales mix (principally a higher percentage of sales of Java Monster®, Caffe Monster®, Espresso MonsterTM and Monster Hydro® products); (v) increases in certain input costs, principally aluminum cans, freight in and other costs; and (vi) Monster Hydro® production issues in the U.S. and EMEA.

Operating Expenses.  Total operating expenses were $498.0 million for the six-months ended June 30, 2018, an increase of approximately $47.9 million, or 10.6% higher than total operating expenses of $450.1 million for the six-months ended June 30, 2017. The increase in operating expenses was primarily due to increased out-bound freight and warehouse costs of $20.6 million, increased payroll expenses of $17.8 million (of which $2.4 million was related to an increase in stock-based compensation), increased expenditures of $8.0 million for sponsorships and endorsements, increased expenditures of $6.2 million for other marketing expenses, increased expenditures of $4.6 million for merchandise displays and increased expenditures of $3.7 million for allocated trade development.  The increase in operating expenses was partially offset by the $7.6 million decrease in costs associated with distributor terminations. Commissions included in operating expenses were $8.3 million, or 62.5% lower than commissions included in operating expenses of $22.1 million for the six-months ended June 30, 2017. Without of the adoption of ASC 606, an additional $22.2 million of commissions would have been included in operating expenses for the six-months ended June 30, 2018 (such commissions were included as a reduction to net sales).

Operating Income.  Operating income was $637.5 million for the six-months ended June 30, 2018, an increase of approximately $23.2 million, or 3.8% higher than operating income of $614.3 million for the six-months ended June 30, 2017. Operating income as a percentage of net sales decreased to 34.2% for the six-months ended June 30, 2018 from 37.2% for the six-months ended June 30, 2017. Operating income was $91.2 million and $77.4 million for the six-months ended June 30, 2018 and 2017, respectively, in connection with our operations in Africa, Asia, Australia, Europe, the Middle East and South America.

Operating income for the Monster Energy® Drinks segment was $674.8 million for the six-months ended June 30, 2018, an increase of approximately $39.2 million, or 6.2% higher than operating income of $635.7 million for the six-months ended June 30, 2017. The increase in operating income for the Monster Energy® Drinks segment was primarily the result of the $225.3 million increase in net sales of our Monster Energy® brand energy drinks for the six-months ended June 30, 2018.

Operating income for the Strategic Brands segment was $93.4 million for the six-months ended June 30, 2018, a decrease of approximately $1.9 million, or 2.0% lower than operating income of $95.3 million for the six-months ended June 30, 2017.

Operating income for the Other segment was $2.8 million for the six-months ended June 30, 2018, a decrease of approximately $0.3 million, or 10.7% lower than operating income of $3.1 million for the six-months ended June 30, 2017.

Interest and Other Income (expense), net.  Interest and other non-operating income (expense), net, was $2.3 million for the six-months ended June 30, 2018, as compared to interest and other non-operating income (expense), net of ($1.9) million for the six-months ended June 30, 2017. Foreign currency transaction (losses) were ($3.3) million and ($3.8) million for the six-months ended June 30, 2018 and 2017, respectively. Interest income was $5.7 million and $2.2 million for the six-months ended June 30, 2018 and 2017, respectively.

Provision for Income Taxes.  Provision for income taxes was $153.7 million for the six-months ended June 30, 2018, a decrease of $58.1 million, or 27.5% lower than the provision for income taxes of $211.8 million for the six-months ended June 30, 2017. The effective combined federal, state and foreign tax rate decreased to 24.0% from 34.6% for the six-months ended June 30, 2018 and 2017, respectively. The decrease in the effective tax rate was primarily due to the reduction in the U.S. federal statutory tax rate as a result of the Tax Reform Act signed into law on December 22, 2017, before considering the potential impact of further clarification of certain matters related to the Tax Reform Act.  The decrease in the provision for income taxes was partially offset by the elimination of the domestic production deduction under the Tax Reform Act as well as a decrease in the stock based compensation tax deduction.

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

Net Income.  Net income was $486.2 million for the six-months ended June 30, 2018, an increase of $85.6 million, or 21.4% higher than net income of $400.6 million for the six-months ended June 30, 2017. The increase in net income was primarily due to the $71.1 million increase in gross profit and the $58.1 million decrease in the provision for income taxes. The increase in net income was partially offset by the increase in operating expenses of $47.9 million.

Non-GAAP Financial Measures

Gross Sales**.  Gross sales were $1.19 billion for the three-months ended June 30, 2018, an increase of approximately $152.3 million, or 14.7% higher than gross sales of $1.04 billion for the three-months ended June 30, 2017. Gross sales of our Monster Energy® brand energy drinks were $1.08 billion for the three-months ended June 30, 2018, an increase of $148.6 million, or 16.0% higher than gross sales of $927.6 million for the three-months ended June 30, 2017. Gross sales of our Monster Energy® brand energy drinks increased partially due to increased sales by volume as a result of increased domestic and international consumer demand.  Gross sales of our Strategic Brands were $92.4 million for the three-months ended June 30, 2018, an increase of $2.6 million, or 2.8% higher than gross sales of $89.8 million for the three-months ended June 30, 2017. Gross sales of our AFF Third-Party Products were $6.6 million for the three-months ended June 30, 2018, an increase of $0.4 million, or 7.3% higher than gross sales of $6.2 million for the three-months ended June 30, 2017. No other individual product line contributed either a material increase or decrease to net sales for the three-months ended June 30, 2018. Promotional and other allowances, as described in the footnote below, were $175.4 million for the three-months ended June 30, 2018, an increase of $43.5 million, or 33.0% higher than promotional and other allowances of $131.9 million for the three-months ended June 30, 2017. Promotional and other allowances as a percentage of gross sales increased to 14.7% from 12.7% for the three-months ended June 30, 2018 and 2017, respectively, partially due to commissions of $12.2 million included in net sales related to the adoption of ASC 606 described above.

Net changes in foreign currency exchange rates had a favorable impact on gross sales in the Monster Energy® Drinks segment of approximately $20.2 million for the three-months ended June 30, 2018. Net changes in foreign currency exchange rates had a favorable impact on gross sales in the Strategic Brands segment of approximately $1.3 million for the three-months ended June 30, 2018.

Gross Sales**.  Gross sales were $2.18 billion for the six-months ended June 30, 2018, an increase of approximately $297.4 million, or 15.8% higher than gross sales of $1.88 billion for the six-months ended June 30, 2017. Gross sales of our Monster Energy® brand energy drinks were $1.97 billion for the six-months ended June 30, 2018, an increase of $289.4 million, or 17.2% higher than gross sales of $1.68 billion for the six-months ended June 30, 2017. Gross sales of our Monster Energy® brand energy drinks increased partially due to increased sales by volume as a result of increased domestic and international consumer demand.  Gross sales of our Strategic Brands were $168.3 million for the six-months ended June 30, 2018, an increase of $5.0 million, or 3.1% higher than gross sales of $163.3 million for the six-months ended June 30, 2017. Gross sales of our AFF Third-Party Products were $11.3 million for the six-months ended June 30, 2018, a decrease of $0.4 million, or 3.7% lower than gross sales of $11.7 million for the six-months ended June 30, 2017. No other individual product line contributed either a material increase or decrease to net sales for the six-months ended June 30, 2018. Promotional and other allowances, as described in the footnote below, were $315.1 million for the six-months ended June 30, 2018, an increase of $79.8 million, or 33.9% higher than promotional and other allowances of $235.3 million for the six-months ended June 30, 2017. Promotional and other allowances as a percentage of gross sales increased to 14.4% from 12.5% for the six-months ended June 30, 2018 and 2017, respectively, partially due to an increase in commissions of $22.2 million included in net sales related to the adoption of ASC 606 described above.

Net changes in foreign currency exchange rates had a favorable impact on gross sales in the Monster Energy® Drinks segment of approximately $40.0 million for the six-months ended June 30, 2018. Net changes in foreign currency exchange rates had a favorable impact on gross sales in the Strategic Brands segment of approximately $3.6 million for the six-months ended June 30, 2018.

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

The following table reconciles the non-GAAP financial measure of gross sales with the most directly comparable GAAP financial measure of net sales:

(In thousands)	Three-Months Ended June 30,		Percentage Change	Six-Months Ended June 30,		Percentage Change
	2018	2017	18 vs. 17	2018	2017	18 vs. 17
Gross sales, net of discounts and returns	$1,191,251	$1,038,970	14.7%	$2,181,890	$1,884,518	15.8%
Less: Promotional and other allowances***	175,378	131,902	33.0%	315,097	235,304	33.9%
Net Sales	$1,015,873	$907,068	12.0%	$1,866,793	$1,649,214	13.2%

***Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the presentation thereof does not conform with GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances primarily include consideration given to the Company’s bottlers/distributors or retail customers including, but not limited to the following: (i) discounts granted off list prices to support price promotions to end-consumers by retailers; (ii) reimbursements given to the Company’s bottlers/distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (iii) the Company’s agreed share of fees given to bottlers/distributors and/or directly to retailers for advertising, in-store marketing and promotional activities; (iv) the Company’s agreed share of slotting, shelf space allowances and other fees given directly to retailers; (v) incentives given to the Company’s bottlers/distributors and/or retailers for achieving or exceeding certain predetermined sales goals; (vi) discounted or free products; (vii) contractual fees given to the Company’s bottlers/distributors related to sales made by the Company direct to certain customers that fall within the bottlers’/distributors’ sales territories; and (viii) commissions paid to our customers. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. Promotional and other allowances constitute a material portion of our marketing activities. The Company’s promotional allowance programs with its numerous bottlers/distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year. The primary drivers of our promotional and other allowance activities for the three- and six-months ended June 30, 2018 and 2017 were (i) to increase sales volume and trial, (ii) to address market conditions, and (iii) to secure shelf and display space at retail.

Sales

The table below discloses selected quarterly data regarding sales for the three- and six-months ended June 30, 2018 and 2017, respectively. Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

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

(In thousands, except average net sales per case)	Three-Months Ended June 30,		Six-Months Ended June 30,
	2018	2017	2018	2017
Net sales[1]	$1,015,873	$907,068	$1,866,793	$1,649,214
Less: AFF third-party sales	(6,623)	(6,174)	(11,280)	(11,713)
Adjusted net sales[2]	$1,009,250	$900,894	$1,855,513	$1,637,501
Case sales by segment:
Monster Energy® Drinks	90,827	78,323	165,939	142,103
Strategic Brands	19,230	18,910	36,433	35,122
Other[2]	-	-	-	-
Total case sales	110,057	97,233	202,372	177,225
Average net sales per case[3]	$9.17	$9.27	$9.17	$9.24

1Includes $11.0 million and $10.2 million for the three-months ended June 30, 2018 and 2017, respectively, related to the recognition of deferred revenue. Includes $22.2 million and $20.1 million for the six-months ended June 30, 2018 and 2017, respectively, related to the recognition of deferred revenue.

2Excludes Other segment net sales of $6.6 million and $6.2 million for the three-months ended June 30, 2018 and 2017, respectively, comprised of net sales of AFF Third-Party Products to independent third-party customers, as these sales do not have unit case equivalents. Excludes Other segment net sales of $11.3 million and $11.7 million for the six-months ended June 30, 2018 and 2017, respectively, comprised of net sales of AFF Third-Party Products to independent third-party customers, as these sales do not have unit case equivalents.

3Without the adoption of ASC 606, the overall average net sales per case increased to $9.28 for the three-months ended June 30, 2018, which was 0.2% higher than the average net sales per case of $9.27 for the three-months ended June 30, 2017. Without the adoption of ASC 606, the overall average net sales per case increased to $9.28 for the six-months ended June 30, 2018, which was 0.4% higher than the average net sales per case of $9.24 for the six-months ended June 30, 2017.

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Our Business” for additional information related to the increase in sales.

Liquidity and Capital Resources

Cash flows provided by operating activities.  Cash provided by operating activities was $501.3 million for the six-months ended June 30, 2018, as compared with cash provided by operating activities of $533.2 million for the six-months ended June 30, 2017.

For the six-months ended June 30, 2018, cash provided by operating activities was primarily attributable to net income earned of $486.2 million and adjustments for certain non-cash expenses, consisting of $28.3 million of stock-based compensation and $28.2 million of depreciation and other amortization. For the six-months ended June 30, 2018, cash provided by operating activities also increased due to a $105.0 million decrease in prepaid income taxes, a $43.2 million increase in accrued promotional allowances, a $24.7 million increase in accounts payable, a $8.0 million increase in income taxes payable and a $5.8 million decrease in distributor receivables. For the six-months ended June 30, 2018, cash used in operating activities was primarily attributable to a $154.4 million increase in accounts receivable, a $22.8 million increase in inventories, a $16.0 million increase in prepaid expenses and other current assets, a $15.6 million decrease in accrued liabilities, a $12.3 million decrease in deferred revenue and an $8.4 million decrease in accrued compensation.

For the six-months ended June 30, 2017, cash provided by operating activities was primarily attributable to net income earned of $400.6 million and adjustments for certain non-cash expenses, consisting of $26.0 million of stock-based compensation and $22.8 million of depreciation and other amortization. For the six-months ended June 30, 2017, cash provided by operating activities also increased due to a $125.0 million decrease in the TCCC Transaction receivables, a $60.7 million decrease in prepaid income taxes, an $8.8 million increase in accounts payable and a $25.8 million increase in accrued promotional allowances. For the six-months ended June 30, 2017, cash used in operating activities was primarily attributable to a $75.2 million increase in accounts receivable, a $24.9 million increase in inventories, a $8.1 million increase in prepaid expenses and other current assets, a $7.9 million decrease in accrued distributor terminations, a $7.1 million decrease in deferred revenue, a $7.2 million decrease in accrued compensation and a $5.4 million decrease in income taxes payable.

Cash flows provided by (used in) investing activities. Cash provided by investing activities was $426.2 million for the six-months ended June 30, 2018 as compared to cash used in investing activities of ($154.7) million for the six-months ended June 30, 2017.

For both the six-months ended June 30, 2018 and 2017, cash used in investing activities was primarily attributable to purchases of available-for-sale investments. For both the six-months ended June 30, 2018 and 2017, cash provided by investing activities was primarily attributable to sales of available-for-sale investments. For both the six-months ended June 30, 2018 and 2017, cash used in investing activities also included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software, equipment used for sales and administrative activities, certain leasehold improvements, as well as acquisitions of and/or improvements to real property. We expect to continue to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, leasehold improvements, the acquisition of capital equipment (specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products and to develop our brand in international markets) and for other corporate purposes. From time to time, we may also use cash to purchase additional real property related to our beverage business and/or acquire compatible businesses.

Cash flows (used in) provided by financing activities.  Cash used in financing activities was ($792.5) million for the six-months ended June 30, 2018 as compared to cash provided by financing activities of $17.5 million for the six-months ended June 30, 2017. The cash flows used in financing activities for the six-months ended June 30, 2018 was primarily the result of the repurchases of our common stock. The cash flows provided by financing activities for both the six-months ended June 30, 2018, and 2017 was primarily attributable to the issuance of our common stock under our stock-based compensation plans.

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

Cash and cash equivalents, short-term and long-term investments.  At June 30, 2018, we had $659.7 million in cash and cash equivalents and $211.1 million in short-term investments. We have historically invested these amounts in U.S. Treasury bills, U.S. government agency securities and municipal securities, commercial paper, certificates of deposit, variable rate demand notes and money market funds meeting certain criteria. We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical organizations) in selecting and maintaining our investments. We regularly assess market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Of our $659.7 million of cash and cash equivalents held at June 30, 2018, $285.1 million was held by our foreign subsidiaries. No short-term or long-term investments were held by our foreign subsidiaries at June 30, 2018. We do not currently intend, nor do we foresee a need, to repatriate undistributed earnings of our foreign subsidiaries other than to repay certain intercompany debt owed to our U.S. operations.

We believe that cash available from operations, including our cash resources and access to credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of capital assets, purchases of equipment and properties, and purchases of shares of our common stock, through at least the next 12 months. Based on our current plans, at this time we estimate that capital expenditures are likely to be less than $100.0 million through June 30, 2019. However, future business opportunities may cause a change in this estimate.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of June 30, 2018:

	Payments due by period (in thousands)
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Contractual Obligations[1]	$154,220	$88,773	$63,780	$1,667	$-
Capital Leases	940	940	-	-	-
Operating Leases	16,286	2,756	3,665	2,899	6,966
Purchase Commitments[2]	50,014	50,014	-	-	-
	$221,460	$142,483	$67,445	$4,566	$6,966

1Contractual obligations include our obligations related to sponsorships and other commitments.

2Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms, but are generally satisfied within one year.

In addition, approximately $5.3 million of unrecognized tax benefits have been recorded as liabilities as of June 30, 2018. It is expected that the amount of unrecognized tax benefits will not significantly change within the next 12 months. As of June 30, 2018, we had $1.0 million of accrued interest and penalties related to unrecognized tax benefits.

Critical Accounting Policies

There have been no material changes to our critical accounting policies from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“Form 10-K”).

Cost of Sales — Cost of sales consists of the costs of concentrates and/or beverage bases, the costs of raw materials utilized in the manufacture of products, co-packing fees, repacking fees, in-bound freight charges, as well as certain internal transfer costs, warehouse expenses incurred prior to the manufacture of the Company’s finished products and certain quality control costs.  In addition, the Company includes in costs of sales, certain costs such as depreciation, amortization and payroll costs that relate to the direct manufacture by the Company of certain flavors.  Raw materials account for the largest portion of the cost of sales.  Raw materials include cans, bottles, other containers, flavors, ingredients and packaging materials.

Recently issued accounting pronouncements not yet adopted

In February 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220)”, which amends the previous guidance to allow for certain tax effects “stranded” in accumulated other comprehensive income, which are impacted by the Tax Reform Act, to be reclassified from accumulated other comprehensive income into retained earnings. This amendment pertains only to those items impacted by the new tax law and will not apply to any future tax effects stranded in accumulated other comprehensive income. This standard is effective for fiscal years beginning after December 15, 2018, and allows for early adoption. The Company is currently evaluating the impact of ASU No. 2018-02 on its financial position, results of operations and liquidity.

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

•	Our ability to successfully enter into new distribution agreements with bottlers/distributors within the TCCC distribution system for new international territories;
•	The potential slowing of and/or decline in the sales growth rates of the energy drink category and/or the U.S. convenience store market generally;
•	Disruption in distribution or sales and/or decline in sales due to the termination and/or appointment of existing and/or new domestic and/or international distributors;
•	Lack of anticipated demand for our products in domestic and/or international markets;
•	Fluctuations in the inventory levels of our bottlers/distributors, planned or otherwise, and the resultant impact on our revenues;
•	Unfavorable regulations, including taxation requirements, product registration requirements, tariffs, trade restrictions, container size limitations and/or ingredient restrictions;
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three-months ended June 30, 2018 compared with the disclosures in Part II, Item 7A of our Form 10-K.

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

Changes in Internal Control Over Financial Reporting — There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 27, 2018, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to $250.0 million of the Company’s outstanding common stock (the “February 2018 Repurchase Program”). During the three-months ended June 30, 2018, the Company purchased 5.0 million shares of common stock at an average purchase price of $49.81 per share, for a total amount of $249.9 million (excluding broker commissions), under the February 2018 Repurchase Program, which exhausted the availability under the February 2018 Repurchase Program.

On May 29, 2018, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “May 2018 Repurchase Program”). During the three-months ended June 30, 2018, the Company purchased 5.5 million shares of common stock at an average purchase price of $54.78 per share, for a total amount of $303.2 million (excluding broker commissions), under the May 2018 Repurchase Program. As of August 9, 2018, $196.7 million remained available for repurchase under the May 2018 Repurchase Program.

On August 7, 2018, the Company’s Board of Directors authorized a new repurchase program for the repurchase of up to an additional $500.0 million of the Company’s outstanding common stock (the “August 2018 Repurchase Program”). As of August 9, 2018, $500.0 million remained available for repurchase under the August 2018 Repurchase Program.

The following tabular summary reflects the Company’s repurchase activity during the quarter ended June 30, 2018:

Period	Total Number of Shares Purchased	Average Price per Share¹	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands)²
Apr 1 - Apr 30	-	$-	-	$250,000
May 1 - May 28	5,017,554	$49.81	5,017,554	$-
May 29, 2018 Authorization				$500,000
May 29 - May 31	-	$-	-	$500,000
Jun 1 - Jun 30	5,535,936	$54.78	5,535,936	$196,670
Total	10,553,490	$52.42	10,553,490

¹Excluding broker commissions paid.

²Net of broker commissions paid.

During the three-months ended June 30, 2018, 504 shares were purchased from employees in lieu of cash payments for options exercised or withholding taxes due, for a total amount of $0.03 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs.

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

101*

The following financial information from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Income for the three- and six-months ended June 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Income for the three- and six-months ended June 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the six-months ended June 30, 2018 and 2017, and (v) the Notes to Condensed Consolidated Financial Statements.

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION
Registrant

Date: August 9, 2018	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors
and Chief Executive Officer