Form 10-Q
period 2018-09-30
Monster Beverage Corp
filed 2018-11-08
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018	Commission File Number 001-18761

MONSTER BEVERAGE CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	47-1809393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes  X    No __

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ___    No  X

The Registrant had 552,963,481 shares of common stock, par value $0.005 per share, outstanding as of October 31, 2018.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

SEPTEMBER 30, 2018

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

(In Thousands, Except Par Value) (Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$713,714	$528,622
Short-term investments	457,898	672,933
Accounts receivable, net	620,162	449,476
Inventories	262,084	255,745
Prepaid expenses and other current assets	57,599	40,877
Prepaid income taxes	41,214	138,724
Total current assets	2,152,671	2,086,377

INVESTMENTS	1,610	2,366
PROPERTY AND EQUIPMENT, net	242,854	230,276
DEFERRED INCOME TAXES	85,253	92,333
GOODWILL	1,331,643	1,331,643
OTHER INTANGIBLE ASSETS, net	1,042,248	1,034,085
OTHER ASSETS	15,080	13,932
Total Assets	$4,871,359	$4,791,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$278,914	$245,910
Accrued liabilities	112,436	87,475
Accrued promotional allowances	183,295	137,998
Accrued distributor terminations	795	91
Deferred revenue	44,232	43,236
Accrued compensation	30,237	34,996
Income taxes payable	6,453	10,645
Total current liabilities	656,362	560,351

DEFERRED REVENUE	319,007	334,354

OTHER LIABILITIES	2,723	1,095

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 1,250,000 shares authorized; 630,825 shares issued and 552,952 shares outstanding as of September 30, 2018; 629,255 shares issued and 566,298 shares outstanding as of December 31, 2017	3,154	3,146
Additional paid-in capital	4,219,630	4,150,628
Retained earnings	3,675,538	2,928,226
Accumulated other comprehensive loss	(29,777)	(16,659)
Common stock in treasury, at cost; 77,873 shares and 62,957 shares as of September 30, 2018 and December 31, 2017, respectively	(3,975,278)	(3,170,129)
Total stockholders’ equity	3,893,267	3,895,212
Total Liabilities and Stockholders’ Equity	$4,871,359	$4,791,012

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

NET SALES	$1,016,160	$909,476	$2,882,953	$2,558,690

COST OF SALES	408,501	339,767	1,139,780	924,610

GROSS PROFIT	607,659	569,709	1,743,173	1,634,080

OPERATING EXPENSES	268,086	252,337	766,065	702,405

OPERATING INCOME	339,573	317,372	977,108	931,675

INTEREST and OTHER INCOME, net	2,988	3,996	5,269	2,103

INCOME BEFORE PROVISION FOR INCOME TAXES	342,561	321,368	982,377	933,778

PROVISION FOR INCOME TAXES	74,828	102,624	228,480	314,422

NET INCOME	$267,733	$218,744	$753,897	$619,356

NET INCOME PER COMMON SHARE:
Basic	$0.48	$0.39	$1.35	$1.09
Diluted	$0.48	$0.38	$1.33	$1.07

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	552,694	567,878	559,472	567,550
Diluted	559,955	578,368	566,791	577,964

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(In Thousands) (Unaudited)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2018	2017	2018	2017
Net income, as reported	$267,733	$218,744	$753,897	$619,356
Other comprehensive income:
Change in foreign currency translation adjustment	(4,463)	1,329	(13,728)	7,641
Available-for-sale investments:
Change in net unrealized (losses) gains	(118)	(29)	610	75
Reclassification adjustment for net gains included in net income	-	-	-	-
Net change in available-for-sale investments	(118)	(29)	610	75
Other comprehensive (loss) income	(4,581)	1,300	(13,118)	7,716
Comprehensive income	$263,152	$220,044	$740,779	$627,072

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(In Thousands) (Unaudited)

	Nine-Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$753,897	$619,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,469	35,104
Gain on disposal of property and equipment	(634)	(514)
Stock-based compensation	42,436	39,265
Deferred income taxes	(76)	1,862
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(181,683)	(70,865)
TCCC Transaction receivable	-	125,000
Distributor receivables	7,803	1,605
Inventories	(10,338)	(46,700)
Prepaid expenses and other current assets	(16,465)	(9,210)
Prepaid income taxes	96,462	24,168
Accounts payable	39,641	24,653
Accrued liabilities	16,516	15,867
Accrued promotional allowances	48,682	42,064
Accrued distributor terminations	703	7,416
Accrued compensation	(4,357)	(3,230)
Income taxes payable	(1,383)	(4,142)
Other liabilities	1,628	819
Deferred revenue	(13,941)	(12,461)
Net cash provided by operating activities	821,360	790,057

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of available-for-sale investments	927,410	358,107
Purchases of available-for-sale investments	(711,009)	(768,276)
Purchases of property and equipment	(49,862)	(67,738)
Proceeds from sale of property and equipment	4,009	855
Increase in intangibles	(6,275)	(5,137)
Increase in other assets	(10,125)	(1,216)
Net cash provided by (used in) investing activities	154,148	(483,405)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(1,482)	(1,878)
Issuance of common stock	24,481	26,776
Purchases of common stock held in treasury	(805,149)	(249,173)
Net cash used in financing activities	(782,150)	(224,275)

Effect of exchange rate changes on cash and cash equivalents	(8,266)	5,600

NET INCREASE IN CASH AND CASH EQUIVALENTS	185,092	87,977
CASH AND CASH EQUIVALENTS, beginning of period	528,622	377,582
CASH AND CASH EQUIVALENTS, end of period	$713,714	$465,559

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$44	$55
Income taxes	$134,377	$293,980

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(In Thousands) (Unaudited) (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

The Company entered into capital leases for the acquisition of promotional vehicles of $1.2 million and $2.0 million for the nine-months ended September 30, 2018 and 2017, respectively.

Included in accrued liabilities as of September 30, 2017 were $6.0 million related to purchases of property and equipment.

Included in accrued liabilities as of September 30, 2018 and 2017 were $10.9 million and $4.6 million, respectively, related to additions to other intangible assets.

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

The Company’s condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting. They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP. The information set forth in these interim condensed consolidated financial statements for the three- and nine-months ended September 30, 2018 and 2017, respectively, is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading. Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

2.                                    RECENT ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements not yet adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, “Intangibles–Goodwill and Other–Internal–Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU No. 2018-15 is effective for the Company on a prospective or retrospective basis beginning on January 1, 2020, with early adoption permitted. The Company is currently evaluating the impact of ASU No. 2018-15 on its financial position, results of operations and liquidity.

In August 2018, the FASB issued ASU No. 2018-14, “Compensation–Retirement Benefits–Defined Benefit Plans–General (Topic 715): Disclosure Framework–Changes to the Disclosure Requirements for Defined Benefit Plans.” ASU No. 2018-14 removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and requires certain additional disclosures. ASU No. 2018-14 is effective for the Company on a retrospective basis beginning in the year ending December 31, 2020, with early adoption permitted. The Company is currently evaluating the impact of ASU No. 2018-14 on its financial position, results of operations and liquidity.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” ASU No. 2018-13 removes certain disclosure requirements related to the fair value hierarchy, modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements. ASU No. 2018-13 disclosure requirements include disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU No. 2018-13 is effective for the Company beginning on January 1, 2020, with early adoption permitted. Certain disclosures in the new guidance will need to be applied on a retrospective basis and others on a prospective basis. The Company is currently evaluating the impact of ASU No. 2018-13 on its financial position, results of operations and liquidity.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220)”, which amends the previous guidance to allow for certain tax effects “stranded” in accumulated other comprehensive income, which are impacted by the Tax Cuts and Jobs Act (the “Tax Reform Act”), to be reclassified from accumulated other comprehensive income into retained earnings. This amendment pertains only to those items impacted by the new tax law and will not apply to any future tax effects stranded in accumulated other comprehensive income. This standard is effective for fiscal years beginning after December 15, 2018, and allows for early adoption. The Company is currently evaluating the impact of ASU No. 2018-02 on its financial position, results of operations and liquidity.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. This update is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This update is effective for annual and interim reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company has completed its initial assessment of ASU No. 2016-02 and currently believes the adoption will not have a material impact on its financial position, results of operations and liquidity. The Company anticipates finalizing its assessment prior to December 31, 2018.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which superseded previous revenue recognition guidance. ASU No. 2014-09 and its amendments were included in Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. ASC 606 requires that a company recognizes revenue at an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring goods or services to a customer. The Company adopted ASC 606 effective January 1, 2018, using the modified retrospective approach, with no impact to the opening retained earnings. Results for periods beginning on or after January 1, 2018 are presented under ASC 606, while prior periods are not adjusted and continue to be reported in accordance with the prior accounting guidance under ASC 605, “Revenue Recognition”. See Note 3.

3.                                    REVENUE RECOGNITION

The Company has three operating and reportable segments, (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is primarily comprised of the Company’s Monster Energy® drinks, (ii) Strategic Brands segment (“Strategic Brands”), which is comprised of the various energy drink brands acquired from The Coca-Cola Company (“TCCC”) in 2015, and (iii) Other segment (“Other”), which is comprised of certain products sold by American Fruits & Flavors LLC, a wholly-owned subsidiary of the Company, to independent third-party customers.

The Company’s Monster Energy® Drinks segment generates net operating revenues by selling ready-to-drink packaged energy drinks primarily to bottlers and full service beverage distributors. In some cases, the Company sells directly to retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, drug stores, foodservice customers and the military.

The Company’s Strategic Brands segment primarily generates net operating revenues by selling “concentrates” and/or “beverage bases” to authorized bottling and canning operations. Such bottlers generally combine the concentrates and/or beverage bases with sweeteners, water and other ingredients to produce ready-to-drink packaged energy drinks. The ready-to-drink packaged energy drinks are then sold to other bottlers and full service distributors and to retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, foodservice customers, drug stores and the military. To a lesser extent, our Strategic Brands segment generates net operating revenues by selling certain ready-to-drink packaged energy drinks to bottlers and full service beverage distributors.

The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. Certain of the Company’s bottlers/distributors may also perform a separate function as a co-packer on the Company’s behalf. In such cases, control of the Company’s products passes to such bottlers/distributors when they notify the Company that they have taken possession or transferred the relevant portion of the Company’s finished goods. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of September 30, 2018 or December 31, 2017.

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

Three- and Nine-Months Ended September 30, 2018
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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The impact of the adoption of ASC 606 on the Company’s condensed consolidated statement of income for the three- and nine-months ended September 30, 2018 was as follows:

	Three-Months Ended September 30, 2018

	As Reported	Without Adoption of ASC 606	Decrease due to Adoption of ASC 606
Net Sales	$1,016,160	$1,027,758	$(11,598)	[1]
Operating Expenses	$268,086	$279,684	$(11,598)	[1]

	Nine-Months Ended September 30, 2018

	As Reported	Without Adoption of ASC 606	Decrease due to Adoption of ASC 606
Net Sales	$2,882,953	$2,916,703	$(33,750)	[1]
Operating Expenses	$766,065	$799,815	$(33,750)	[1]

1 TCCC commissions based on sales to the TCCC Related Parties. There were no other identified changes to our revenue recognition policies as a result of the adoption of ASC 606.

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by geographical markets and reportable segments:

	Three-Months Ended September 30, 2018
Net Sales	U.S. and Canada	EMEA[1]	Asia Pacific	Latin America and Caribbean	Total
Monster Energy® Drinks	$710,172	$127,286	$63,758	$33,930	$935,146
Strategic Brands	47,645	18,287	8,231	278	74,441
Other	6,573	-	-	-	6,573
Total Net Sales	$764,390	$145,573	$71,989	$34,208	$1,016,160

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Nine-Months Ended September 30, 2018
Net Sales	U.S. and Canada	EMEA[1]	Asia Pacific	Latin America and Caribbean	Total
Monster Energy® Drinks	$1,994,950	$376,823	$171,796	$101,520	$2,645,089
Strategic Brands	137,502	60,567	20,148	1,794	220,011
Other	17,853	-	-	-	17,853
Total Net Sales	$2,150,305	$437,390	$191,944	$103,314	$2,882,953

1Europe, Middle East and Africa (“EMEA”)

Contract Liabilities

Amounts received from certain bottlers/distributors at inception of their distribution contracts or at the inception of certain sales/marketing programs are accounted for as deferred revenue. As of September 30, 2018, the Company had $363.2 million of deferred revenue, which is included in current and long-term deferred revenue in the Company’s condensed consolidated balance sheet. As of December 31, 2017, the Company had $377.6 million of deferred revenue, which is included in current and long-term deferred revenue in the Company’s condensed consolidated balance sheet. During the three- and nine-months ended September 30, 2018, $11.1 million and $33.3 million, respectively, of deferred revenue was recognized in net sales. See Note 10.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

4.                                    INVESTMENTS

The following table summarizes the Company’s investments at:

September 30, 2018	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Available-for-sale
Short-term:
Commercial paper	$52,595	$-	$-	$52,595	$-	$-
Certificates of deposit	26,068	-	-	26,068	-	-
Municipal securities	127,149	2	82	127,069	82	-
U.S. government agency securities	108,128	-	95	108,033	95	-
U.S. Treasuries	109,832	-	45	109,787	45	-
Variable rate demand notes	34,346	-	-	34,346	-	-
Long-term:
Municipal securities	1,612	-	2	1,610	2	-
Total	$459,730	$2	$224	$459,508	$224	$-

December 31, 2017	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Available-for-sale
Short-term:
Commercial paper	$81,026	$-	$-	$81,026	$-	$-
Certificates of deposit	11,869	-	-	11,869	-	-
Municipal securities	469,604	1	740	468,865	740	-
U.S. government agency securities	61,307	-	88	61,219	88	-
Variable rate demand notes	49,954	-	-	49,954	-	-
Long-term:
U.S. government agency securities	2,369	-	3	2,366	3	-
Total	$676,129	$1	$831	$675,299	$831	$-

During the nine-months ended September 30, 2018 and 2017, realized gains or losses recognized on the sale of investments were not significant.

The Company’s investments at September 30, 2018 and December 31, 2017 in commercial paper, certificates of deposit, municipal securities, U.S. government agency securities, U.S. treasuries and/or variable rate demand notes (“VRDNs”) carried investment grade credit ratings. VRDNs are floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. While they are classified as marketable investment securities, the put option allows the VRDNs to be liquidated at par on a same day, or more generally, on a seven-day settlement basis.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	September 30, 2018		December 31, 2017

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
Commercial paper	$52,595	$52,595	$81,026	$81,026
U.S. Treasuries	109,832	109,787	-	-
Municipal securities	127,149	127,069	469,604	468,865
U.S. government agency securities	108,128	108,033	61,307	61,219
Certificates of deposit	26,068	26,068	11,869	11,869
Due 1 - 10 years:
Municipal securities	1,612	1,610	-	-
U.S. government agency securities	-	-	2,369	2,366
Variable rate demand notes	-	-	6,366	6,366
Due 11 - 20 years:
Variable rate demand notes	15,952	15,952	28,377	28,377
Due 21 - 30 years:
Variable rate demand notes	14,291	14,291	15,211	15,211
Due 31 - 40 years:
Variable rate demand notes	4,103	4,103	-	-
Total	$459,730	$459,508	$676,129	$675,299

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following tables present the fair value of the Company’s financial assets and liabilities that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

September 30, 2018	Level 1	Level 2	Level 3	Total
Cash	$523,097	$-	$-	$523,097
Money market funds	87,546	-	-	87,546
Certificates of deposit	-	59,104	-	59,104
Commercial paper	-	75,257	-	75,257
Variable rate demand notes	-	34,346	-	34,346
Municipal securities	-	153,204	-	153,204
U.S. government agency securities	-	128,887	-	128,887
U.S. Treasuries	-	111,781	-	111,781
Foreign currency derivatives	-	178	-	178
Total	$610,643	$562,757	$-	$1,173,400

Amounts included in:
Cash and cash equivalents	$610,643	$103,071	$-	$713,714
Short-term investments	-	457,898	-	457,898
Accounts receivable, net	-	271	-	271
Investments	-	1,610	-	1,610
Accrued liabilities	-	(93)	-	(93)
Total	$610,643	$562,757	$-	$1,173,400

December 31, 2017	Level 1	Level 2	Level 3	Total
Cash	$310,885	$-	$-	$310,885
Money market funds	112,848	-	-	112,848
Certificates of deposit	-	15,720	-	15,720
Commercial paper	-	99,903	-	99,903
Variable rate demand notes	-	49,954	-	49,954
Municipal securities	-	529,984	-	529,984
U.S. government agency securities	-	81,230	-	81,230
U.S. Treasuries	-	3,397	-	3,397
Foreign currency derivatives	-	(1,484)	-	(1,484)
Total	$423,733	$778,704	$-	$1,202,437

Amounts included in:
Cash and cash equivalents	$423,733	$104,889	$-	$528,622
Short-term investments	-	672,933	-	672,933
Accounts receivable, net	-	95	-	95
Investments	-	2,366	-	2,366
Accrued liabilities	-	(1,579)	-	(1,579)
Total	$423,733	$778,704	$-	$1,202,437

All of the Company’s short-term investments are classified within Level 1 or Level 2 of the fair value hierarchy.  The Company’s valuation of its Level 1 investments, which include money market funds, is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments, which include municipal securities, commercial paper, certificates of deposit, VRDNs, U.S. treasuries and U.S. government agency securities, is based on other observable inputs, specifically a market approach which utilizes valuation models, pricing systems, mathematical tools and other relevant information for the same or similar securities. The Company’s valuation of its Level 2 foreign currency exchange contracts is based on quoted market prices of the same or similar instruments, adjusted for counterparty risk. There were no transfers between Level 1 and Level 2 measurements during the nine-months ended September 30, 2018 or the year-ended December 31, 2017, and there were no changes in the Company’s valuation techniques.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

6.                                    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to foreign currency exchange rate risks related primarily to its foreign business operations. During the three- and nine-months ended September 30, 2018 and the year-ended December 31, 2017, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts of the Company that were outstanding as of September 30, 2018 have terms of one month or less. The Company does not enter into forward currency exchange contracts for speculation or trading purposes.

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

The notional amount and fair value of all outstanding foreign currency derivative instruments in the condensed consolidated balance sheets consist of the following at:

September 30, 2018
Derivatives not designated as hedging instruments under FASB ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location

Assets:
Foreign currency exchange contracts:
Receive USD/pay EUR	$31,411	$111	Accounts receivable, net
Receive USD/pay GBP	28,315	105	Accounts receivable, net
Receive USD/pay ZAR	14,375	53	Accounts receivable, net
Receive NOK/pay USD	1,450	2	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive USD/pay COP	$3,789	$(34)	Accrued liabilities
Receive SGD/pay USD	7,342	(23)	Accrued liabilities
Receive USD/pay AUD	12,484	(18)	Accrued liabilities
Receive USD/pay NZD	2,645	(7)	Accrued liabilities
Receive USD/pay MXN	2,044	(6)	Accrued liabilities
Receive RUB/pay USD	909	(5)	Accrued liabilities

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

December 31, 2017
Derivatives not designated as hedging instruments under FASB ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location

Assets:
Foreign currency exchange contracts:
Receive CAD/pay USD	$4,892	$61	Accounts receivable, net
Receive USD/pay COP	2,803	13	Accounts receivable, net
Receive USD/pay BRL	1,806	1	Accounts receivable, net
Receive NOK/pay USD	1,534	18	Accounts receivable, net
Receive SGD/pay USD	223	2	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive USD/pay EUR	$65,131	$(642)	Accrued liabilities
Receive USD/pay GBP	31,342	(334)	Accrued liabilities
Receive USD/pay ZAR	21,311	(222)	Accrued liabilities
Receive USD/pay AUD	17,238	(177)	Accrued liabilities
Receive USD/pay MXN	7,720	(126)	Accrued liabilities
Receive USD/pay TRY	5,483	(52)	Accrued liabilities
Receive USD/pay NZD	1,826	(18)	Accrued liabilities
Receive USD/pay CLP	1,112	(8)	Accrued liabilities

The net gains (losses) on derivative instruments in the condensed consolidated statements of income were as follows:

		Amount of gain (loss) recognized in income on derivatives
		Three-months ended
Derivatives not designated as hedging instruments under FASB ASC 815-20	Location of gain (loss) recognized in income on derivatives	September 30, 2018	September 30, 2017

Foreign currency exchange contracts	Interest and other income, net	$2,175	$(2,172)

		Amount of gain (loss) recognized in income on derivatives
		Nine-months ended
Derivatives not designated as hedging instruments under FASB ASC 815-20	Location of gain (loss) recognized in income on derivatives	September 30, 2018	September 30, 2017

Foreign currency exchange contracts	Interest and other income, net	$7,909	$(11,639)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

7.                                    INVENTORIES

Inventories consist of the following at:

	September 30, 2018	December 31, 2017
Raw materials	$99,266	$78,834
Finished goods	162,818	176,911
	$262,084	$255,745

8.                                    PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at:

	September 30, 2018	December 31, 2017
Land	$44,261	$47,373
Leasehold improvements	5,760	3,109
Furniture and fixtures	6,925	6,461
Office and computer equipment	18,384	14,506
Computer software	3,103	3,650
Equipment	176,732	148,434
Buildings	113,625	107,374
Vehicles	39,488	38,179
	408,278	369,086
Less: accumulated depreciation and amortization	(165,424)	(138,810)
	$242,854	$230,276

Total depreciation and amortization expense recorded was $11.3 million and $9.4 million for the three-months ended September 30, 2018 and 2017, respectively. Total depreciation and amortization expense recorded was $33.5 million and $26.2 million for the nine-months ended September 30, 2018 and 2017, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

9.                                    GOODWILL AND OTHER INTANGIBLE ASSETS

The following is a roll-forward of goodwill for the nine-months ended September 30, 2018 and 2017 by reportable segment:

	Monster Energy® Drinks	Strategic Brands	Other	Total
Balance at December 31, 2017	$693,644	$637,999	$-	$1,331,643
Acquisitions	-	-	-	-
Balance at September 30, 2018	$693,644	$637,999	$-	$1,331,643

	Monster Energy® Drinks	Strategic Brands	Other	Total
Balance at December 31, 2016	$693,644	$637,999	$-	$1,331,643
Acquisitions	-	-	-	-
Balance at September 30, 2017	$693,644	$637,999	$-	$1,331,643

Intangible assets consist of the following at:

	September 30, 2018	December 31, 2017
Amortizing intangibles	$71,350	$71,400
Accumulated amortization	(35,349)	(26,383)
	36,001	45,017
Non-amortizing intangibles	1,006,247	989,068
	$1,042,248	$1,034,085

Amortizing intangibles primarily consist of customer relationships. All amortizing intangibles have been assigned an estimated finite useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives, generally five to seven years. Total amortization expense recorded was $3.0 million for both the three-months ended September 30, 2018 and 2017. Total amortization expense recorded was $9.0 million and $8.9 million for the nine-months ended September 30, 2018 and 2017, respectively.

10.                            DISTRIBUTION AGREEMENTS

In accordance with ASC 420 “Exit or Disposal Cost Obligations”, the Company expenses distributor termination costs in the period in which the written notification of termination occurs. The Company incurred termination costs of $14.1 million and $15.9 million for the three-months ended September 30, 2018 and 2017, respectively. The Company incurred termination costs of $26.6 million and $35.9 million for the nine-months ended September 30, 2018 and 2017, respectively. Such termination costs have been expensed in full and are included in operating expenses for the three- and nine-months ended September 30, 2018 and 2017.

In the normal course of business, amounts received pursuant to new and/or amended distribution agreements entered into with certain distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, are accounted for as deferred revenue and are recognized as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years. Revenue recognized was $11.1 million and $11.4 million for the three-months ended September 30, 2018 and 2017, respectively. Revenue recognized was $33.3 million and $31.6 million for the nine-months ended September 30, 2018 and 2017, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

11.                            COMMITMENTS AND CONTINGENCIES

The Company had purchase commitments aggregating approximately $33.8 million at September 30, 2018, which represented commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms, but are generally satisfied within one year.

The Company had contractual obligations aggregating approximately $180.8 million at September 30, 2018, which related primarily to sponsorships and other marketing activities.

The Company had operating lease commitments aggregating approximately $15.1 million at September 30, 2018, which related primarily to warehouse and office space.

In February 2018, the working capital line limit for the Company’s credit facility with HSBC Bank (China) Company Limited, Shanghai Branch was increased from $9.0 million to $15.0 million. At September 30, 2018, the interest rate on borrowings under the line of credit was 5.5%. As of September 30, 2018, the Company had $10.1 million outstanding on this line of credit, including interest, which is included in accounts payable in the condensed consolidated balance sheet.

Legal Proceedings

Litigation — The Company, TCCC and certain affiliates are parties to various agreements setting forth, among other things, provisions relating to TCCC’s 18.5% equity holding in the Company and the terms on which the Company’s energy products are distributed globally by members of TCCC’s distribution network.  Among other provisions, the agreements restrict TCCC from competing in the energy drink category, with certain exceptions including an exception relating to the Coca-Cola brand.

TCCC has developed two energy products that it believes it may market under the exception relating to the Coca-Cola brand.  The Company believes that the exception does not apply.  By mutual agreement to obtain clarification, the issue was submitted to AAA arbitration on October 31, 2018.  TCCC has indicated that it has suspended the proposed launch of such products until April 2019. As the relief sought is limited, no reasonably possible range of losses, if any, can be estimated.

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

Furthermore, from time to time in the normal course of business, the Company is named in other litigation, including consumer class actions, intellectual property litigation and claims from prior distributors. Although it is not possible to predict the ultimate outcome of such litigation, based on the facts known to the Company, management believes that such litigation in aggregate will likely not have a material adverse effect on the Company’s financial position or results of operations.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, or in the amount of any related insurance reimbursements recorded. As of September 30, 2018, the Company’s condensed consolidated balance sheet includes accrued loss contingencies of approximately $1.4 million.

12.                            ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the nine-months ended September 30, 2018 are as follows:

	Currency Translation Losses	Unrealized (Gains) Losses on Available-for- Sale Securities	Total
Balance at December 31, 2017	$15,818	$841	$16,659
Other comprehensive loss (income) before reclassifications	13,728	(610)	13,118
Amounts reclassified from accumulated other comprehensive loss (income)	-	-	-
Net current-period other comprehensive loss (income)	13,728	(610)	13,118
Balance at September 30, 2018	$29,546	$231	$29,777

13.                            TREASURY STOCK

On May 29, 2018, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “May 2018 Repurchase Program”). No shares were repurchased during the three-months ended September 30, 2018 under the May 2018 Repurchase Program. As of November 8, 2018, $196.7 million remained available for repurchase under the May 2018 Repurchase Program.

On August 7, 2018, the Company’s Board of Directors authorized a new repurchase program for the repurchase of up to an additional $500.0 million of the Company’s outstanding common stock (the “August 2018 Repurchase Program”). No shares were repurchased during the three-months ended September 30, 2018 under the August 2018 Repurchase Program. As of November 8, 2018, $500.0 million remained available for repurchase under the August 2018 Repurchase Program.

14.                            STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at September 30, 2018: the Monster Beverage Corporation 2011 Omnibus Incentive Plan, including the Monster Beverage Deferred Compensation Plan as a sub plan thereunder, and the Monster Beverage Corporation 2017 Compensation Plan for Non-Employee Directors, including the Monster Beverage Deferred Compensation Plan for Non-Employee Directors as a sub plan thereunder.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company recorded $14.1 million and $13.3 million of compensation expense relating to outstanding options and restricted stock units during the three-months ended September 30, 2018 and 2017, respectively. The Company recorded $42.4 million and $39.3 million of compensation expense relating to outstanding options and restricted stock units during the nine-months ended September 30, 2018 and 2017, respectively.

The excess tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options and vesting of restricted stock units for the three-months ended September 30, 2018 and 2017 was $3.1 million and $2.5 million, respectively. The excess tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options and vesting of restricted stock units for the nine-months ended September 30, 2018 and 2017 was $7.7 million and $13.8 million, respectively.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted as of September 30, 2018 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2018	2017	2018	2017
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	34.5%	35.3%	34.9%	36.6%
Risk-free interest rate	2.9%	1.7%	2.8%	2.1%
Expected term	6.1 years	5.9 years	6.1 years	6.1 years

Expected Volatility: The Company uses historical volatility as it provides a reasonable estimate of the expected volatility. Historical volatility is based on the most recent volatility of the stock price over a period of time equivalent to the expected term of the option.

Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. treasury zero-coupon yield curve in effect at the time of grant for the expected term of the option.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

Options	Number of Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	17,819	$29.62	6.1	$600,032
Granted 01/01/18 - 03/31/18	2,615	$58.76
Granted 04/01/18 - 06/30/18	360	$51.72
Granted 07/01/18 - 09/30/18	11	$58.77
Exercised	(1,308)	$18.71
Cancelled or forfeited	(495)	$43.71
Outstanding at September 30, 2018	19,002	$34.45	6.1	$454,476
Vested and expected to vest in the
future at September 30, 2018	18,061	$33.59	5.9	$447,291
Exercisable at September 30, 2018	10,179	$22.51	4.3	$364,103

The weighted-average grant-date fair value of options granted during the three-months ended September 30, 2018 and 2017 was $22.80 per share and $20.61 per share, respectively. The weighted-average grant-date fair value of options granted during the nine-months ended September 30, 2018 and 2017 was $22.51 per share and $18.04 per share, respectively. The total intrinsic value of options exercised during the three-months ended September 30, 2018 and 2017 was $19.2 million and $12.5 million, respectively. The total intrinsic value of options exercised during the nine-months ended September 30, 2018 and 2017 was $52.1 million and $53.4 million, respectively.

Cash received from option exercises under all plans for the three-months ended September 30, 2018 and 2017 was approximately $10.9 million and $7.7 million, respectively. Cash received from option exercises under all plans for the nine-months ended September 30, 2018 and 2017 was approximately $24.5 million and $26.8 million, respectively.

At September 30, 2018, there was $107.9 million of total unrecognized compensation expense related to non-vested options granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.8 years.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to non-vested restricted stock units as follows:

	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2018	530	$45.09
Granted 01/01/18- 03/31/18	221	$58.75
Granted 04/01/18- 06/30/18	48	$52.31
Granted 07/01/18 - 09/30/18	1	$58.72
Vested	(263)	$45.36
Forfeited/cancelled	(7)	$33.60
Non-vested at September 30, 2018	530	$51.48

The weighted-average grant-date fair value of restricted stock units granted during the three-months ended September 30, 2018 was $58.72 per share. No restricted stock units were granted during the three-months ended September 30, 2017. The weighted-average grant-date fair value of restricted stock units granted during the nine-months ended September 30, 2018 and 2017 was $57.59 per share and $46.65 per share, respectively.  As of September 30, 2018, 0.5 million of restricted stock units are expected to vest over their respective terms.

At September 30, 2018, total unrecognized compensation expense relating to non-vested restricted stock units was $19.0 million, which is expected to be recognized over a weighted-average period of 1.8 years.

15.                            INCOME TAXES

On December 22, 2017, the President of the United States signed into law the Tax Reform Act.  The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. A company may select between one of three scenarios to determine a reasonable estimate for certain income tax effects arising from the Tax Reform Act. Those scenarios are (i) a final estimate which effectively closes the measurement window; (ii) a reasonable estimate leaving the measurement window open for future revisions; and (iii) no estimate as the law is still being analyzed. The Company was able to provide a reasonable estimate for the revaluation of deferred taxes and the effects of the toll charge on undistributed foreign subsidiary earnings and profits (“E&P”). As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act, the Company revalued its net deferred tax assets at December 31, 2017, resulting in a provisional $39.8 million charge included in the provision for income taxes for the year ended December 31, 2017. The Tax Reform Act also provided for a one-time deemed mandatory repatriation of Post-1986 E&P through the year ended December 31, 2017.  As a result, the Company recognized a provisional $2.1 million charge in the provision for income taxes for the year ended December 31, 2017 related to such deemed mandatory repatriation. During the three-months ended September 30, 2018, the Company made an adjustment to the provisional amount and recognized an additional $1.8 million provision for income tax related to the deemed mandatory repatriation.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company has not made additional measurement window adjustments to these items during the three- and nine-months ended September 30, 2018. The Company continues to evaluate the various provisions of the Tax Reform Act, including, the global intangible low-taxed income (“GILTI”) and the foreign derived intangible income (“FDII”) provisions. The ultimate impact of the Tax Reform Act may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, as well as any related actions the Company may take. The measurement window begins in the reporting period that includes the enactment date and ends when an entity has obtained, prepared and analyzed the information needed in order to complete the accounting requirements under ASC Topic 740.

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the nine-months ended September 30, 2018:

Gross Unrecognized Tax Benefits
Balance at December 31, 2017	$6,540
Additions for tax positions related to the current year	210
Additions for tax positions related to the prior years	1,172
Decreases related to settlement with taxing authority	(2,665)
Balance at September 30, 2018	$5,257

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. As of September 30, 2018, the Company had approximately $1.0 million in accrued interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions, the resultant impact on the Company’s effective tax rate would not be significant. It is expected that any change in the amount of unrecognized tax benefits within the next 12 months will not be significant.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

16.                            EARNINGS PER SHARE

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations is presented below (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Weighted-average shares outstanding:
Basic	552,694	567,878	559,472	567,550
Dilutive	7,261	10,490	7,319	10,414
Diluted	559,955	578,368	566,791	577,964

For the three-months ended September 30, 2018 and 2017, options and awards outstanding totaling 3.2 million shares and 5.9 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive. For the nine-months ended September 30, 2018 and 2017, options and awards outstanding totaling 3.0 million shares and 8.4 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

17.                            SEGMENT INFORMATION

The Company has three operating and reportable segments, (i) Monster Energy® Drinks segment, which is primarily comprised of the Company’s Monster Energy® drinks, (ii) Strategic Brands segment, which is comprised of the various energy drink brands acquired from TCCC in 2015, and (iii) Other segment, which is comprised of certain products sold by American Fruits & Flavors LLC, a wholly-owned subsidiary of the Company, to independent third-party customers.

The Company’s Monster Energy® Drinks segment primarily generates net operating revenues by selling ready-to-drink packaged drinks primarily to bottlers and full service beverage distributors. In some cases, the Company sells directly to retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, foodservice customers and the military.

The Company’s Strategic Brands segment primarily generates net operating revenues by selling “concentrates” and/or “beverage bases” to authorized bottling and canning operations. Such bottlers generally combine the concentrates and/or beverage bases with sweeteners, water and other ingredients to produce ready-to-drink packaged energy drinks. The ready-to-drink packaged energy drinks are then sold to other bottlers, full service distributors or retailers, including, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, foodservice customers, drug stores and the military. To a lesser extent, the Company’s Strategic Brands segment generates net operating revenues by selling certain ready-to-drink packaged energy drinks to bottlers and full service beverage distributors.

Generally, the Monster Energy® Drinks segment generates higher per case net operating revenues, but lower per case gross profit margin percentages than the Strategic Brands segment.

Corporate and unallocated amounts that do not relate to a reportable segment have been allocated to “Corporate & Unallocated.” No asset information, other than goodwill and other intangible assets, has been provided in the Company’s reportable segments, as management does not measure or allocate such assets on a segment basis.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The net revenues derived from the Company’s reportable segments and other financial information related thereto for the three- and nine-months ended September 30, 2018 and 2017 are as follows:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales:
Monster Energy® Drinks(1)	$935,146	$827,690	$2,645,089	$2,311,521
Strategic Brands	74,441	76,586	220,011	230,255
Other	6,573	5,200	17,853	16,914
Corporate and unallocated	-	-	-	-
	$1,016,160	$909,476	$2,882,953	$2,558,690

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating Income:
Monster Energy® Drinks(1) (2)	$359,090	$333,210	$1,033,895	$968,864
Strategic Brands	41,661	42,663	135,054	137,945
Other	1,742	1,451	4,539	4,585
Corporate and unallocated	(62,920)	(59,952)	(196,380)	(179,719)
	$339,573	$317,372	$977,108	$931,675

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Income before tax:
Monster Energy® Drinks(1) (2)	$359,216	$333,065	$1,034,521	$968,716
Strategic Brands	41,659	42,663	135,075	137,931
Other	1,742	1,451	4,539	4,585
Corporate and unallocated	(60,056)	(55,811)	(191,758)	(177,454)
	$342,561	$321,368	$982,377	$933,778

(1)          Includes $11.1 million and $11.4 million for the three-months ended September 30, 2018 and 2017, respectively, related to the recognition of deferred revenue. Includes $33.3 million and $31.6 million for the nine-months ended September 30, 2018 and 2017, respectively, related to the recognition of deferred revenue.

(2)          Includes $14.1 million and $15.9 million for the three-months ended September 30, 2018 and 2017, respectively, related to distributor termination costs. Includes $26.6 million and $35.9 million for the nine-months ended September 30, 2018 and 2017, respectively, related to distributor termination costs.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Depreciation and amortization:
Monster Energy® Drinks	$9,157	$7,546	$26,926	$20,959
Strategic Brands	1,947	1,836	5,819	5,474
Other	1,167	1,152	3,493	3,458
Corporate and unallocated	2,014	1,795	6,231	5,213
	$14,285	$12,329	$42,469	$35,104

Corporate and unallocated expenses for the three-months ended September 30, 2018 include $42.1 million of payroll costs, of which $14.0 million was attributable to stock-based compensation expenses (see Note 14, “Stock-Based Compensation”), as well as $12.3 million attributable to professional service expenses, including accounting and legal costs, and $8.5 million of other operating expenses. Corporate and unallocated expenses for the three-months ended September 30, 2017 include $37.9 million of payroll costs, of which $13.3 million was attributable to stock-based compensation expenses (see Note 14, “Stock-Based Compensation”), as well as $11.9 million attributable to professional service expenses, including accounting and legal costs, and $10.1 million of other operating expenses.

Corporate and unallocated expenses for the nine-months ended September 30, 2018 include $129.9 million of payroll costs, of which $42.4 million was attributable to stock-based compensation expenses (see Note 14, “Stock-Based Compensation”), as well as $36.5 million attributable to professional service expenses, including accounting and legal costs, and $30.0 million of other operating expenses. Corporate and unallocated expenses for the nine-months ended September 30, 2017 include $114.0 million of payroll costs, of which $39.3 million was attributable to stock-based compensation expenses (see Note 14, “Stock-Based Compensation”), as well as $38.3 million attributable to professional service expenses, including accounting and legal costs, and $27.5 million of other operating expenses.

TCCC, through the TCCC Subsidiaries, accounted for approximately 4% and 14% of the Company’s net sales for the three-months ended September 30, 2018 and 2017, respectively. TCCC, through the TCCC Subsidiaries, accounted for approximately 4% and 21% of the Company’s net sales for the nine-months ended September 30, 2018 and 2017, respectively. As part of TCCC’s North America Refranchising initiative (the “North America Refranchising”), the territories of certain TCCC Subsidiaries have been transitioned to certain independent TCCC bottlers/distributors and/or TCCC Related Parties. Accordingly, the Company’s percentage of net sales classified as sales to the TCCC Subsidiaries significantly decreased for three- and nine-months ended September 30, 2018.

CCBCC Operations, LLC accounted for approximately 14% of the Company’s net sales for both the three-months ended September 30, 2018 and 2017. CCBCC Operations, LLC accounted for approximately 14% and 13% of the Company’s net sales for the nine-months ended September 30, 2018 and 2017, respectively.

Reyes Coca-Cola Bottling accounted for approximately 13% and 5% of the Company’s net sales for the three-months ended September 30, 2018 and 2017, respectively. Reyes Coca-Cola Bottling accounted for approximately 13% and 5% of the Company’s net sales for the nine-months ended September 30, 2018 and 2017, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Coca-Cola European Partners accounted for approximately 9% and 10% of the Company’s net sales for the three-months ended September 30, 2018 and 2017, respectively. Coca-Cola European Partners accounted for approximately 9% of the Company’s net sales for both the nine-months ended September 30, 2018 and 2017.

Net sales to customers outside the United States amounted to $283.0 million and $260.1 million for the three-months ended September 30, 2018 and 2017, respectively. Net sales to customers outside the United States amounted to $818.8 million and $698.9 million for the nine-months ended September 30, 2018 and 2017, respectively.

Goodwill and other intangible assets for the Company’s reportable segments as of September 30, 2018 and December 31, 2017 are as follows:

	September 30,	December 31,
	2018	2017
Goodwill and other intangible assets:
Monster Energy® Drinks	$1,362,448	$1,346,648
Strategic Brands	991,352	995,582
Other	20,091	23,498
Corporate and unallocated	-	-
	$2,373,891	$2,365,728

18.                            RELATED PARTY TRANSACTIONS

TCCC controls approximately 18.5% of the voting interests of the Company.  The TCCC Subsidiaries, the TCCC Related Parties and the TCCC Independent Bottlers, purchase and distribute certain of the Company’s products in certain domestic and international markets. The Company also pays TCCC a commission based on certain sales within the TCCC distribution network.

TCCC commissions, based on sales to the TCCC Subsidiaries and the TCCC Related Parties, for the three- and nine-months ended September 30, 2018 were $13.7 million and $38.1 million, respectively, and are included as a reduction to net sales. TCCC commissions, based on sales to the TCCC Independent Bottlers for the three- and nine-months ended September 30, 2018 were $4.3 million and $11.8 million, respectively, and are included in operating expenses.

TCCC commissions, based on sales to the TCCC Subsidiaries, for the three- and nine-months ended September 30, 2017 were $2.5 million and $8.2 million, respectively, and are included as a reduction to net sales. TCCC commissions, based on sales to the TCCC Related Parties and the TCCC Independent Bottlers, for the three- and nine-months ended September 30, 2017 were $12.7 million and $33.5 million, respectively, and are included in operating expenses.

Upon adoption of ASC 606, commissions paid to TCCC, based on sales to the TCCC Related Parties, are included as a reduction to net sales. Prior to January 1, 2018, such commissions, based on sales to the TCCC Related Parties, were included in operating expenses.

Net sales to the TCCC Subsidiaries for the three-months ended September 30, 2018 and 2017 were $42.3 million and $130.7 million, respectively.  Net sales to the TCCC Subsidiaries for the nine-months ended September 30, 2018 and 2017 were $117.0 million and $540.4 million, respectively. As part of the North America Refranchising, the territories of certain TCCC Subsidiaries have been transitioned to certain independent TCCC bottlers/distributors and/or TCCC Related Parties. Accordingly, the Company’s net sales classified as sales to the TCCC Subsidiaries significantly decreased for the three- and nine-months ended September 30, 2018.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company also purchases concentrates from TCCC which are then sold to certain of the Company’s bottlers/distributors. Concentrate purchases from TCCC were $7.4 million and $7.6 million for the three-months ended September 30, 2018 and 2017, respectively. Concentrate purchases from TCCC were $21.6 million and $20.2 million for the nine-months ended September 30, 2018 and 2017, respectively.

Certain TCCC Subsidiaries also contract manufacture certain of the Company’s Monster Energy® brand energy drinks. Such contract manufacturing expenses were $7.0 million and $3.6 million for the three-months ended September 30, 2018 and 2017, respectively. Such contract manufacturing expenses were $18.8 million and $8.7 million for the nine-months ended September 30, 2018 and 2017, respectively.

Accounts receivable, accounts payable and accrued promotional allowances related to the TCCC Subsidiaries are as follows at:

	September 30, 2018	December 31, 2017

Accounts receivable, net	$43,383	$32,607
Accounts payable	$(62,566)	$(45,465)
Accrued promotional allowances	$(12,790)	$(5,884)

Two directors and officers of the Company and their families are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the three-months ended September 30, 2018 and 2017 were $0.2 million and $0.6 million, respectively. Expenses incurred with such company in connection with promotional materials purchased during the nine-months ended September 30, 2018 and 2017 were $1.6 million and $2.0 million, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

When this report uses the words “the Company”, “we”, “us”, and “our”, these words refer to Monster Beverage Corporation and its subsidiaries, unless the context otherwise requires. Based in Corona, California, Monster Beverage Corporation is a holding company and conducts no operating business except through its consolidated subsidiaries. The Company’s subsidiaries primarily develop and market energy drinks.

Overview

We develop, market, sell and distribute energy drink beverages, sodas and/or concentrates for energy drink beverages, primarily under the following brand names:

• Monster Energy®	• NOS®
• Monster Energy Ultra®	• Full Throttle®
• Monster Rehab®	• Burn®
• Monster MAXXTM	• Mother®
• Java Monster®	• Nalu®
• Muscle Monster®	• Ultra Energy®
• Espresso MonsterTM	• Play® and Power Play (stylized)®
• Punch Monster®	• Relentless®
• Juice Monster®	• BPM®
• Übermonster®	• BU®
• Monster Hydro®	• Gladiator®
• Caffé Monster®	• Samurai®
• Monster MULETM	• Mutant®

Our Monster Energy® brand energy drinks represented 91.9% and 90.5% of our net sales for the three-months ended September 30, 2018 and 2017, respectively.

We have three operating and reportable segments, (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is primarily comprised of the Company’s Monster Energy® drinks, (ii) Strategic Brands segment (“Strategic Brands”), which is comprised of the various energy drink brands acquired from The Coca-Cola Company (“TCCC”) in 2015 and (iii) Other segment (“Other”), which is comprised of certain products sold by American Fruits and Flavors LLC (a wholly-owned subsidiary of the Company) to independent third-party customers (“AFF Third-Party Products”).

During the three-months ended September 30, 2018, we continued to expand our existing energy drink portfolio and further develop our distribution markets. During the three-months ended September 30, 2018, we introduced the following products:

•                 Play® Mango (September 2018)

•                 Juice Monster® Pacific Punch Energy + Juice (August 2018)

•                 Relentless® Mango (August 2018)

•                 Live+ Ascend (July 2018)

•                 Live+ Ignite (July 2018)

•                 Live+ Persist (July 2018)

In the normal course of business, we discontinue certain products and/or product lines. Those products or product lines discontinued in the three-months ended September 30, 2018, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Our net sales of $1.02 billion for the three-months ended September 30, 2018 represented record sales for our third fiscal quarter. The vast majority of our net sales are derived from our Monster Energy® brand energy drinks. Net sales of our Monster Energy® brand energy drinks were $933.5 million for the three-months ended September 30, 2018.  Net sales of our Strategic Brands were $74.4 million for the three-months ended September 30, 2018.

Net sales for the three-months ended September 30, 2018 were negatively impacted by approximately $11.6 million as a result of the adoption of Accounting Standards Codification (“ASC”) 606. Under ASC 606, commissions paid to TCCC, based on sales to certain of the Company’s TCCC bottlers/distributors that TCCC consolidates, or which TCCC accounts for under the equity method (the “TCCC Related Parties”), are included as a reduction to net sales. Prior to January 1, 2018, commissions based on sales to the TCCC Related Parties, were included in operating expenses.

Our net sales of $1.02 billion for the three-months ended September 30, 2018 were impacted by advance purchases made by our customers due to a pre-announced price increase that became effective on November 1, 2018 on certain of our Monster Energy® brand energy drinks. We estimate that net sales for the three-months ended September 30, 2018 were increased by approximately $16.0 million as a result of such advance purchases.

Our Monster Energy® Drinks segment represented 92.0% and 91.0% of our consolidated net sales for the three-months ended September 30, 2018 and 2017, respectively. Our Strategic Brands segment represented 7.3% and 8.4% of our consolidated net sales for the three-months ended September 30, 2018 and 2017, respectively. Our Other segment represented 0.7% and 0.6% of our consolidated net sales for the three-months ended September 30, 2018 and 2017, respectively.

Net changes in foreign currency exchange rates had an unfavorable impact on net sales in the Monster Energy® Drinks segment of approximately $3.9 million for the three-months ended September 30, 2018. Net changes in foreign currency exchange rates had an unfavorable impact on net sales in the Strategic Brands segment of approximately $1.4 million for the three-months ended September 30, 2018.

Our growth strategy includes expanding our international business. Net sales to customers outside the United States amounted to $283.0 million and $260.1 million for the three-months ended September 30, 2018 and 2017, respectively. Such sales were approximately 28% and 29% of net sales for the three-months ended September 30, 2018 and 2017, respectively. Net changes in foreign currency exchange rates had an unfavorable impact on net sales to customers outside the United States of approximately $5.3 million for the three-months ended September 30, 2018.

Our customers are primarily full service beverage bottlers/distributors, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, drug stores, foodservice customers and the military. Percentages of our gross sales to our various customer types for the three- and nine-months ended September 30, 2018 and 2017 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such bottlers’/distributors’ sales to their own customers.

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2018	2017	2018	2017
U.S. full service bottlers/distributors	62%	62%	62%	62%
International full service bottlers/distributors	30%	30%	30%	29%
Club stores and mass merchandisers	6%	7%	6%	7%
Retail grocery, specialty chains and wholesalers	1%	1%	1%	1%
Other	1%	0%	1%	1%

Our customers include Coca-Cola Refreshments USA, Inc., Coca-Cola Refreshments Canada Company, Coca-Cola Bottling Company, CCBCC Operations, LLC, United Bottling Contracts Company, LLC, Reyes Coca-Cola Bottling, Great Lakes Coca-Cola Bottling, Coca-Cola Southwest Beverages LLC, Coca-Cola of Northern New England, Swire Coca-Cola, USA, Liberty Coca-Cola Beverages, Coca-Cola European Partners, Coca-Cola Hellenic, Coca-Cola FEMSA, Coca-Cola Amatil, Swire Coca-Cola group in China, COFCO Coca-Cola group in China, Coca-Cola Beverages Africa, Coca-Cola İçecek and certain other TCCC network bottlers, Asahi Soft Drinks, Co., Ltd., Kalil Bottling Group, Wal-Mart, Inc. (including Sam’s Club), Costco Wholesale Corporation and Big Geyser, Inc.  A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations.

TCCC, through certain consolidated subsidiaries (the “TCCC Subsidiaries”), accounted for approximately 4% and 14% of our net sales for the three-months ended September 30, 2018 and 2017, respectively. The TCCC Subsidiaries accounted for approximately 4% and 21% of our net sales for the nine-months ended September 30, 2018 and 2017, respectively. As part of TCCC’s North America Refranchising initiative (the “North America Refranchising”), the territories of certain TCCC Subsidiaries have been transitioned to certain independent TCCC bottlers/distributors and/or TCCC Related Parties. Accordingly, our percentage of net sales to the TCCC Subsidiaries significantly decreased for the three- and nine-months ended September 30, 2018.

CCBCC Operations, LLC accounted for approximately 14% of our net sales for both the three-months ended September 30, 2018 and 2017.  CCBCC Operations, LLC accounted for approximately 14% and 13% of our net sales for the nine-months ended September 30, 2018 and 2017, respectively.

Reyes Coca-Cola Bottling accounted for approximately 13% and 5% of the Company’s net sales for the three-months ended September 30, 2018 and 2017, respectively. Reyes Coca-Cola Bottling accounted for approximately 13% and 5% of the Company’s net sales for the nine-months ended September 30, 2018 and 2017, respectively.

Coca-Cola European Partners accounted for approximately 9% and 10% of the Company’s net sales for the three-months ended September 30, 2018 and 2017, respectively. Coca-Cola European Partners accounted for approximately 9% of the Company’s net sales for both the nine-months ended September 30, 2018 and 2017.

Results of Operations

The following table sets forth key statistics for the three- and nine-months ended September 30, 2018 and 2017.

(In thousands, except per share amounts)	Three-Months Ended September 30,		Percentage Change	Nine-Months Ended September 30,		Percentage Change
	2018	2017	18 vs. 17	2018	2017	18 vs. 17
Net sales[1,2]	$1,016,160	$909,476	11.7%	$2,882,953	$2,558,690	12.7%

Cost of sales	408,501	339,767	20.2%	1,139,780	924,610	23.3%
Gross profit*[1,2]	607,659	569,709	6.7%	1,743,173	1,634,080	6.7%

Gross profit as a percentage of net sales[1]	59.8%	62.6%		60.5%	63.9%

Operating expenses[3,4]	268,086	252,337	6.2%	766,065	702,405	9.1%

Operating expenses as a percentage of net sales	26.4%	27.7%		26.6%	27.5%

Operating income[1,3]	339,573	317,372	7.0%	977,108	931,675	4.9%

Operating income as a percentage of net sales	33.4%	34.9%		33.9%	36.4%

Interest and other income (expense), net	2,988	3,996	(25.2%)	5,269	2,103	150.5%

Income before provision for income taxes[1,3]	342,561	321,368	6.6%	982,377	933,778	5.2%

Provision for income taxes	74,828	102,624	(27.1%)	228,480	314,422	(27.3%)

Income taxes as a percentage of income before taxes	21.8%	31.9%		23.3%	33.7%

Net income[1,3]	$267,733	$218,744	22.4%	$753,897	$619,356	21.7%
Net income as a percentage of net sales	26.3%	24.1%		26.2%	24.2%

Net income per common share:
Basic	$0.48	$0.39	25.8%	$1.35	$1.09	23.5%
Diluted	$0.48	$0.38	26.4%	$1.33	$1.07	24.1%

Case sales (in thousands)
(in 192-ounce case equivalents)	111,038	96,184	15.4%	313,410	273,409	14.6%

¹Includes $11.1 million and $11.4 million for the three-months ended September 30, 2018 and 2017, respectively, related to the recognition of deferred revenue. Includes $33.3 million and $31.6 million for the nine-months ended September 30, 2018 and 2017, respectively, related to the recognition of deferred revenue.

2Net sales were negatively impacted by approximately $11.6 million and $33.8 million for the three- and nine-months ended September 30, 2018, respectively, as a result of the adoption of ASC 606.

3Includes $14.1 million and $15.9 million for the three-months ended September 30, 2018 and 2017, respectively, of distributor termination costs. Includes $26.6 million and $35.9 million for the nine-months ended September 30, 2018 and 2017, respectively, of distributor termination costs.

4Without the adoption of ASC 606, an additional $11.6 million and $33.8 million of commissions would have been included in operating expenses for the three- and nine-months ended September 30, 2018, respectively (such commissions are included as a reduction to net sales).

*Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses. We include out-bound freight and warehouse costs in operating expenses rather than in cost of sales.

Results of Operations for the Three-Months Ended September 30, 2018 Compared to the Three-Months Ended September 30, 2017.

Net Sales. Net sales were $1.02 billion for the three-months ended September 30, 2018, an increase of approximately $106.7 million, or 11.7% higher than net sales of $909.5 million for the three-months ended September 30, 2017. Net sales for the three-months ended September 30, 2018 were negatively impacted by approximately $11.6 million as a result of the adoption of ASC 606. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $5.3 million for the three-months ended September 30, 2018. Our net sales of $1.02 billion for the three-months ended September 30, 2018 were impacted by advance purchases made by our customers due to a pre-announced price increase that became effective on November 1, 2018 on certain of our Monster Energy® brand energy drinks. We estimate that net sales for the three-months ended September 30, 2018 were increased by approximately $16.0 million as a result of such advance purchases.

Net sales for the Monster Energy® Drinks segment were $935.1 million for the three-months ended September 30, 2018, an increase of approximately $107.5 million, or 13.0% higher than net sales of $827.7 million for the three-months ended September 30, 2017. Net sales for the Monster Energy® Drinks segment for the three-months ended September 30, 2018 were negatively impacted by approximately $5.3 million as a result of the adoption of ASC 606. Net changes in foreign currency exchange rates had an unfavorable impact on net sales for the Monster Energy® Drinks segment of approximately $3.9 million for the three-months ended September 30, 2018. Net sales for the Monster Energy® Drinks segment increased primarily due to increased sales by volume of our Monster Energy® brand energy drinks as a result of increased domestic and international consumer demand.

Net sales for the Strategic Brands segment were $74.4 million for the three-months ended September 30, 2018, a decrease of approximately $2.1 million, or 2.8% lower than net sales of $76.6 million for the three-months ended September 30, 2017. Net sales for the Strategic Brands segment for the three-months ended September 30, 2018 were negatively impacted by approximately $6.3 million as a result of the adoption of ASC 606. Net changes in foreign currency exchange rates had an unfavorable impact on net sales for the Strategic Brands segment of approximately $1.4 million for the three-months ended September 30, 2018.

Net sales for the Other segment were $6.6 million for the three-months ended September 30, 2018, an increase of approximately $1.4 million, or 26.4% higher than net sales of $5.2 million for the three-months ended September 30, 2017.

Case sales, in 192-ounce case equivalents, were 111.0 million cases for the three-months ended September 30, 2018, an increase of approximately 14.9 million cases or 15.4% higher than case sales of 96.2 million cases for the three-months ended September 30, 2017. The overall average net sales per case (excluding net sales of AFF Third-Party Products of $6.6 million and $5.2 million for the three-months ended September 30, 2018 and 2017, respectively, as these sales do not have unit case equivalents) decreased to $9.09 for the three-months ended September 30, 2018, which was 3.3% lower than the average net sales per case of $9.40 for the three-months ended September 30, 2017, partially due to the adoption of ASC 606. Without the adoption of ASC 606, the overall average net sales per case (excluding net sales of AFF Third-Party Products of $6.6 million and $5.2 million for the three-months ended September 30, 2018 and 2017, respectively, as these sales do not have unit case equivalents) decreased to $9.20 for the three-months ended September 30, 2018, which was 2.2% lower than the average net sales per case of $9.40 for the three-months ended September 30, 2017.

Gross Profit.  Gross profit was $607.7 million for the three-months ended September 30, 2018, an increase of approximately $38.0 million, or 6.7% higher than the gross profit of $569.7 million for the three-months ended September 30, 2017. The increase in gross profit dollars was primarily the result of the $110.2 million increase in net sales of our Monster Energy® brand energy drinks for the three-months ended September 30, 2018.

Gross profit as a percentage of net sales decreased to 59.8% for the three-months ended September 30, 2018 from 62.6% for the three-months ended September 30, 2017. Gross profit as a percentage of net sales, excluding the impact of ASC 606, was 60.3% for the three-months ended September 30, 2018.

The decrease in gross profit as a percentage of net sales was primarily attributable to (i) increases in certain input costs such as aluminum cans, freight in and other input costs; (ii) the $11.6 million of commissions accounted for as a reduction to net sales due to the adoption of ASC 606; (iii) increases in promotional allowances as a percentage of gross sales; (iv) a change in domestic product sales mix; and (v) geographical gross profit mix.

Operating Expenses.  Total operating expenses were $268.1 million for the three-months ended September 30, 2018, an increase of approximately $15.7 million, or 6.2% higher than total operating expenses of $252.3 million for the three-months ended September 30, 2017. The increase in operating expenses was primarily due to increased out-bound freight and warehouse costs of $12.8 million, increased payroll expenses of $5.9 million (of which $0.8 million was related to an increase in stock-based compensation), increased expenditures of $4.9 million for advertising, and increased expenditures of $3.1 million for sponsorships and endorsements. Commissions included in operating expenses were $4.7 million, a decrease of $8.7 million, or 65.0% lower than commissions included in operating expenses of $13.4 million for the three-months ended September 30, 2017. Without the adoption of ASC 606, an additional $11.6 million of commissions would have been included in operating expenses for the three-months ended September 30, 2018 (such commissions are included as a reduction to net sales).

Operating Income.  Operating income was $339.6 million for the three-months ended September 30, 2018, an increase of approximately $22.2 million, or 7.0% higher than operating income of $317.4 million for the three-months ended September 30, 2017. Operating income as a percentage of net sales decreased to 33.4% for the three-months ended September 30, 2018 from 34.9% for the three-months ended September 30, 2017. Operating income was $43.8 million and $41.9 million for the three-months ended September 30, 2018 and 2017, respectively, in connection with our operations in Europe, Middle East and Africa (“EMEA”), Asia Pacific and South America.

Operating income for the Monster Energy® Drinks segment was $359.1 million for the three-months ended September 30, 2018, an increase of approximately $25.9 million, or 7.8% higher than operating income of $333.2 million for the three-months ended September 30, 2017. The increase in operating income for the Monster Energy® Drinks segment was primarily the result of the $110.2 million increase in net sales of our Monster Energy® brand energy drinks for the three-months ended September 30, 2018.

Operating income for the Strategic Brands segment was $41.7 million for the three-months ended September 30, 2018, a decrease of approximately $1.0 million, or 2.3% lower than operating income of $42.7 million for the three-months ended September 30, 2017.

Operating income for the Other segment was $1.7 million for the three-months ended September 30, 2018, an increase of approximately $0.3 million, or 20.0% higher than operating income of $1.5 million for the three-months ended September 30, 2017.

Interest and Other Income, net.  Interest and other non-operating income, net, was $3.0 million for the three-months ended September 30, 2018, as compared to interest and other non-operating income, net of $4.0 million for the three-months ended September 30, 2017. Foreign currency transaction (losses) gains were ($0.3) million and $1.8 million for the three-months ended September 30, 2018 and 2017, respectively. Interest income was $3.4 million and $2.3 million for the three-months ended September 30, 2018 and 2017, respectively.

Provision for Income Taxes.  Provision for income taxes was $74.8 million for the three-months ended September 30, 2018, a decrease of $27.8 million, or 27.1% lower than the provision for income taxes of $102.6 million for the three-months ended September 30, 2017. The effective combined federal, state and foreign tax rate decreased to 21.8% from 31.9% for the three-months ended September 30, 2018 and 2017, respectively. The decrease in the effective tax rate was primarily due to the reduction in the U.S. federal statutory tax rate as a result of the Tax Cuts and Jobs Act (the “Tax Reform Act”) signed into law on December 22, 2017 (before considering the potential impact of further clarification of certain matters related to the Tax Reform Act), and to a reduction in certain foreign income that is subject to U.S. taxation.  The decrease in the provision for income taxes was partially offset by the elimination of the domestic production deduction following the Tax Reform Act.

The recorded impact of the Tax Reform Act is provisional and the final amount may differ, possibly materially, due to, among other things, changes in estimates, interpretations and assumptions we have made, changes in IRS interpretations, the issuance of new guidance, legislative actions, changes in accounting standards or related interpretations in response to the Tax Reform Act, as well as any and future actions by certain states within the United States that have not currently adopted the Tax Reform Act.

Net Income.  Net income was $267.7 million for the three-months ended September 30, 2018, an increase of $49.0 million, or 22.4% higher than net income of $218.7 million for the three-months ended September 30, 2017. The increase in net income was primarily due to the $38.0 million increase in gross profit and the $27.8 million decrease in the provision for income taxes. The increase in net income was partially offset by the increase in operating expenses of $15.7 million.

Results of Operations for the Nine-Months Ended September 30, 2018 Compared to the Nine-Months Ended September 30, 2017.

Net Sales. Net sales were $2.88 billion for the nine-months ended September 30, 2018, an increase of approximately $324.3 million, or 12.7% higher than net sales of $2.56 billion for the nine-months ended September 30, 2017. Net sales for the nine-months ended September 30, 2018 were negatively impacted by approximately $33.8 million as a result of the adoption of ASC 606. Net changes in foreign currency exchange rates had a favorable impact on net sales of approximately $29.2 million for the nine-months ended September 30, 2018.

Net sales for the Monster Energy® Drinks segment were $2.65 billion for the nine-months ended September 30, 2018, an increase of approximately $333.6 million, or 14.4% higher than net sales of $2.31 billion for the nine-months ended September 30, 2017. Net sales for the Monster Energy® Drinks segment for the nine-months ended September 30, 2018 were negatively impacted by approximately $14.2 million as a result of the adoption of ASC 606. Net changes in foreign currency exchange rates had a favorable impact on net sales for the Monster Energy® Drinks segment of approximately $27.0 million for the nine-months ended September 30, 2018. Net sales for the Monster Energy® Drinks segment increased primarily due to increased sales by volume of our Monster Energy® brand energy drinks as a result of increased domestic and international consumer demand.

Net sales for the Strategic Brands segment were $220.0 million for the nine-months ended September 30, 2018, a decrease of approximately $10.2 million, or 4.4% lower than net sales of $230.3 million for the nine-months ended September 30, 2017. Net sales for the Strategic Brands segment for the nine-months ended September 30, 2018 were negatively impacted by approximately $19.5 million as a result of the adoption of ASC 606. Net changes in foreign currency exchange rates had a favorable impact on net sales for the Strategic Brands segment of approximately $2.2 million for the nine-months ended September 30, 2018.

Net sales for the Other segment were $17.9 million for the nine-months ended September 30, 2018, an increase of approximately $0.9 million, or 5.6% higher than net sales of $16.9 million for the nine-months ended September 30, 2017.

Case sales, in 192-ounce case equivalents, were 313.4 million cases for the nine-months ended September 30, 2018, an increase of approximately 40.0 million cases or 14.6% higher than case sales of 273.4 million cases for the nine-months ended September 30, 2017. The overall average net sales per case (excluding net sales of AFF Third-Party Products of $17.9 million and $16.9 million for the nine-months ended September 30, 2018 and 2017, respectively, as these sales do not have unit case equivalents) decreased to $9.14 for the nine-months ended September 30, 2018, which was 1.7% lower than the average net sales per case of $9.30 for the nine-months ended September 30, 2017, partially due to the adoption of ASC 606. Without the adoption of ASC 606, the overall average net sales per case (excluding net sales of AFF Third-Party Products of $17.9 million and $16.9 million for the nine-months ended September 30, 2018 and 2017, respectively, as these sales do not have unit case equivalents) decreased to $9.25 for the nine-months ended September 30, 2018, which was 0.5% lower than the average net sales per case of $9.30 for the nine-months ended September 30, 2017.

Gross Profit.  Gross profit was $1.74 billion for the nine-months ended September 30, 2018, an increase of approximately $109.1 million, or 6.7% higher than the gross profit of $1.63 billion for the nine-months ended September 30, 2017. The increase in gross profit dollars was primarily the result of the $335.4 million increase in net sales of our Monster Energy® brand energy drinks for the nine-months ended September 30, 2018.

Gross profit as a percentage of net sales decreased to 60.5% for the nine-months ended September 30, 2018 from 63.9% for the nine-months ended September 30, 2017. Gross profit as a percentage of net sales, excluding the impact of ASC 606, was 60.9% for the nine-months ended September 30, 2018.

The decrease in gross profit as a percentage of net sales was primarily attributable to (i) increases in certain input costs, principally aluminum cans, freight in and other input costs; (ii) domestic product sales mix; (iii) increases in promotional allowances as a percentage of gross sales; (iv) the $33.8 million of commissions accounted for as a reduction to net sales due to the adoption of ASC 606; and (v) geographical sales mix, as a result of our international sales increasing as a percentage of total net sales (our foreign operations generally have lower gross profit margins).

Operating Expenses.  Total operating expenses were $766.1 million for the nine-months ended September 30, 2018, an increase of approximately $63.7 million, or 9.1% higher than total operating expenses of $702.4 million for the nine-months ended September 30, 2017. The increase in operating expenses was primarily due to increased out-bound freight and warehouse costs of $33.4 million, increased payroll expenses of $23.7 million (of which $3.2 million was related to an increase in stock-based compensation), increased expenditures of $11.1 million for sponsorships and endorsements, increased expenditures of $7.1 million for advertising, increased expenditures of $5.4 million for other marketing expenses and increased expenditures of $3.2 million for allocated trade development.  The increase in operating expenses was partially offset by the $9.3 million decrease in costs associated with distributor terminations. Commissions included in operating expenses were $13.0 million, or 63.4% lower than commissions included in operating expenses of $35.5 million for the nine-months ended September 30, 2017. Without the adoption of ASC 606, an additional $33.8 million of commissions would have been included in operating expenses for the nine-months ended September 30, 2018 (such commissions are included as a reduction to net sales).

Operating Income.  Operating income was $977.1 million for the nine-months ended September 30, 2018, an increase of approximately $45.4 million, or 4.9% higher than operating income of $931.7 million for the nine-months ended September 30, 2017. Operating income as a percentage of net sales decreased to 33.9% for the nine-months ended September 30, 2018 from 36.4% for the nine-months ended September 30, 2017. Operating income was $135.0 million and $119.3 million for the nine-months ended September 30, 2018 and 2017, respectively, in connection with our operations in EMEA, Asia Pacific and South America.

Operating income for the Monster Energy® Drinks segment was $1.03 billion for the nine-months ended September 30, 2018, an increase of approximately $65.0 million, or 6.7% higher than operating income of $968.9 million for the nine-months ended September 30, 2017. The increase in operating income for the Monster Energy® Drinks segment was primarily the result of the $335.4 million increase in net sales of our Monster Energy® brand energy drinks for the nine-months ended September 30, 2018.

Operating income for the Strategic Brands segment was $135.1 million for the nine-months ended September 30, 2018, a decrease of approximately $2.9 million, or 2.1% lower than operating income of $137.9 million for the nine-months ended September 30, 2017.

Operating income for the Other segment was $4.5 million for the nine-months ended September 30, 2018, a decrease of approximately $0.05 million, or 1.0% lower than operating income of $4.6 million for the nine-months ended September 30, 2017.

Interest and Other Income, net.  Interest and other non-operating income, net, was $5.3 million for the nine-months ended September 30, 2018, as compared to interest and other non-operating income, net of $2.1 million for the nine-months ended September 30, 2017. Foreign currency transaction (losses) gains were ($3.6) million and ($2.0) million for the nine-months ended September 30, 2018 and 2017, respectively. Interest income was $9.1 million and $4.5 million for the nine-months ended September 30, 2018 and 2017, respectively.

Provision for Income Taxes.  Provision for income taxes was $228.5 million for the nine-months ended September 30, 2018, a decrease of $85.9 million, or 27.3% lower than the provision for income taxes of $314.4 million for the nine-months ended September 30, 2017. The effective combined federal, state and foreign tax rate decreased to 23.3% from 33.7% for the nine-months ended September 30, 2018 and 2017, respectively. The decrease in the effective tax rate was primarily due to the reduction in the U.S. federal statutory tax rate as a result of the Tax Reform Act signed into law on December 22, 2017 (before considering the potential impact of further clarification of certain matters related to the Tax Reform Act), and to reduction in certain foreign income that is subject to U.S. taxation.  The decrease in the provision for income taxes was partially offset by the elimination of the domestic production deduction following the Tax Reform Act as well as a decrease in the stock based compensation tax deduction.

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

Net Income.  Net income was $753.9 million for the nine-months ended September 30, 2018, an increase of $134.5 million, or 21.7% higher than net income of $619.4 million for the nine-months ended September 30, 2017. The increase in net income was primarily due to the $109.1 million increase in gross profit and the $85.9 million decrease in the provision for income taxes. The increase in net income was partially offset by the increase in operating expenses of $63.7 million.

Non-GAAP Financial Measures

Gross Sales**.  Gross sales were $1.18 billion for the three-months ended September 30, 2018, an increase of approximately $142.4 million, or 13.7% higher than gross sales of $1.04 billion for the three-months ended September 30, 2017. Gross sales of our Monster Energy® brand energy drinks were $1.08 billion for the three-months ended September 30, 2018, an increase of $139.1 million, or 14.8% higher than gross sales of $939.8 million for the three-months ended September 30, 2017. Gross sales of our Monster Energy® brand energy drinks increased partially due to increased sales by volume as a result of increased domestic and international consumer demand.  Gross sales of our Strategic Brands were $85.5 million for the three-months ended September 30, 2018, an increase of $4.7 million, or 5.8% higher than gross sales of $80.7 million for the three-months ended September 30, 2017. Gross sales of our AFF Third-Party Products were $6.6 million for the three-months ended September 30, 2018, an increase of $1.4 million, or 26.4% higher than gross sales of $5.2 million for the three-months ended September 30, 2017. No other individual product line contributed either a material increase or decrease to net sales for the three-months ended September 30, 2018. Promotional and other allowances, as described in the footnote below, were $168.3 million for the three-months ended September 30, 2018, an increase of $35.7 million, or 26.9% higher than promotional and other allowances of $132.6 million for the three-months ended September 30, 2017. Promotional and other allowances as a percentage of gross sales increased to 14.2% from 12.7% for the three-months ended September 30, 2018 and 2017, respectively, partially due to commissions of $11.6 million included in net sales related to the adoption of ASC 606 described above.

Our gross sales of $1.18 billion for the three-months ended September 30, 2018 were impacted by advance purchases made by our customers due to a pre-announced price increase that became effective on November 1, 2018 on certain of our Monster Energy® brand energy drinks. We estimate that gross sales for the three-months ended September 30, 2018 were increased by approximately $18.0 million as a result of such advance purchases.

Net changes in foreign currency exchange rates had an unfavorable impact on gross sales in the Monster Energy® Drinks segment of approximately $4.3 million for the three-months ended September 30, 2018. Net changes in foreign currency exchange rates had an unfavorable impact on gross sales in the Strategic Brands segment of approximately $1.4 million for the three-months ended September 30, 2018.

Gross Sales**.  Gross sales were $3.37 billion for the nine-months ended September 30, 2018, an increase of approximately $439.8 million, or 15.0% higher than gross sales of $2.93 billion for the nine-months ended September 30, 2017. Gross sales of our Monster Energy® brand energy drinks were $3.05 billion for the nine-months ended September 30, 2018, an increase of $428.5 million, or 16.3% higher than gross sales of $2.62 billion for the nine-months ended September 30, 2017. Gross sales of our Monster Energy® brand energy drinks increased partially due to increased sales by volume as a result of increased domestic and international consumer demand.  Gross sales of our Strategic Brands were $253.8 million for the nine-months ended September 30, 2018, an increase of $9.7 million, or 4.0% higher than gross sales of $244.0 million for the nine-months ended September 30, 2017. Gross sales of our AFF Third-Party Products were $17.9 million for the nine-months ended September 30, 2018, an increase of $0.9 million, or 5.6% higher than gross sales of $16.9 million for the nine-months ended September 30, 2017. No other individual product line contributed either a material increase or decrease to net sales for the nine-months ended September 30, 2018. Promotional and other allowances, as described in the footnote below, were $483.4 million for the nine-months ended September 30, 2018, an increase of $115.5 million, or 31.4% higher than promotional and other allowances of $367.9 million for the nine-months ended September 30, 2017. Promotional and other allowances as a percentage of gross sales increased to 14.4% from 12.6% for the nine-months ended September 30, 2018 and 2017, respectively, partially due to an increase in commissions of $33.8 million included in net sales related to the adoption of ASC 606 described above.

Net changes in foreign currency exchange rates had a favorable impact on gross sales in the Monster Energy® Drinks segment of approximately $35.8 million for the nine-months ended September 30, 2018. Net changes in foreign currency exchange rates had a favorable impact on gross sales in the Strategic Brands segment of approximately $2.2 million for the nine-months ended September 30, 2018.

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

The following table reconciles the non-GAAP financial measure of gross sales with the most directly comparable GAAP financial measure of net sales:

(In thousands)	Three-Months Ended September 30,		Percentage Change	Nine-Months Ended September 30,		Percentage Change
	2018	2017	18 vs. 17	2018	2017	18 vs. 17
Gross sales, net of discounts and returns	$1,184,444	$1,042,046	13.7%	$3,366,334	$2,926,564	15.0%
Less: Promotional and other allowances***	168,284	132,570	26.9%	483,381	367,874	31.4%
Net Sales	$1,016,160	$909,476	11.7%	$2,882,953	$2,558,690	12.7%

***Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the presentation thereof does not conform to GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances primarily include consideration given to our bottlers/distributors or retail customers including, but not limited to the following: (i) discounts granted off list prices to support price promotions to end-consumers by retailers; (ii) reimbursements given to our bottlers/distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (iii) our agreed share of fees given to bottlers/distributors and/or directly to retailers for advertising, in-store marketing and promotional activities; (iv) our agreed share of slotting, shelf space allowances and other fees given directly to retailers, club stores and/or wholesalers; (v) incentives given to our bottlers/distributors and/or retailers for achieving or exceeding certain predetermined sales goals; (vi) discounted or free products; (vii) contractual fees given to our bottlers/distributors related to sales made by us direct to certain customers that fall within the bottlers’/distributors’ sales territories; and (viii) certain commissions paid based on sales to our bottlers/distributors. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. Promotional and other allowances constitute a material portion of our marketing activities. Our promotional allowance programs with its numerous bottlers/distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year. The primary drivers of our promotional and other allowance activities for the three- and nine-months ended September 30, 2018 and 2017 were (i) to increase sales volume and trial, (ii) to address market conditions, and (iii) to secure shelf and display space at retail.

Sales

The table below discloses selected quarterly data regarding sales for the three- and nine-months ended September 30, 2018 and 2017, respectively. Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

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

(In thousands, except average net sales per case)	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2018	2017	2018	2017
Net sales[1]	$1,016,160	$909,476	$2,882,953	$2,558,690
Less: AFF third-party sales	(6,573)	(5,200)	(17,853)	(16,914)
Adjusted net sales[1,2]	$1,009,587	$904,276	$2,865,100	$2,541,776
Case sales by segment:
Monster Energy® Drinks	91,806	78,330	257,746	220,433
Strategic Brands	19,232	17,854	55,664	52,976
Other[2]	-	-	-	-
Total case sales	111,038	96,184	313,410	273,409
Average net sales per case[3]	$9.09	$9.40	$9.14	$9.30

1Includes $11.1 million and $11.4 million for the three-months ended September 30, 2018 and 2017, respectively, related to the recognition of deferred revenue. Includes $33.3 million and $31.6 million for the nine-months ended September 30, 2018 and 2017, respectively, related to the recognition of deferred revenue.

2Excludes Other segment net sales of $6.6 million and $5.2 million for the three-months ended September 30, 2018 and 2017, respectively, comprised of net sales of AFF Third-Party Products to independent third-party customers, as these sales do not have unit case equivalents. Excludes Other segment net sales of $17.9 million and $16.9 million for the nine-months ended September 30, 2018 and 2017, respectively, comprised of net sales of AFF Third-Party Products to independent third-party customers, as these sales do not have unit case equivalents.

3Without the adoption of ASC 606, the overall average net sales per case decreased to $9.20 for the three-months ended September 30, 2018, which was 2.2% lower than the average net sales per case of $9.40 for the three-months ended September 30, 2017. Without the adoption of ASC 606, the overall average net sales per case decreased to $9.25 for the nine-months ended September 30, 2018, which was 0.5% lower than the average net sales per case of $9.30 for the nine-months ended September 30, 2017.

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Our Business” for additional information related to the increase in sales.

Liquidity and Capital Resources

Cash flows provided by operating activities.  Cash provided by operating activities was $821.4 million for the nine-months ended September 30, 2018, as compared with cash provided by operating activities of $790.1 million for the nine-months ended September 30, 2017.

For the nine-months ended September 30, 2018, cash provided by operating activities was primarily attributable to net income earned of $753.9 million and adjustments for certain non-cash expenses, consisting of $42.4 million of stock-based compensation and $42.5 million of depreciation and other amortization. For the nine-months ended September 30, 2018, cash provided by operating activities also increased due to a $96.5 million decrease in prepaid income taxes, a $48.7 million increase in accrued promotional allowances, a $39.6 million increase in accounts payable, a $16.5 million increase in accrued liabilities, a $7.8 million decrease in distributor receivables and a $1.6 million increase in other liabilities. For the nine-months ended September 30, 2018, cash used in operating activities was primarily attributable to a $181.7 million increase in accounts receivable, a $16.5 million increase in prepaid expenses and other current assets, a $13.9 million decrease in deferred revenue, a $10.3 million increase in inventories, a $4.4 million decrease in accrued compensation and a $1.4 million decrease in income taxes payable.

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

Cash flows provided by (used in) investing activities. Cash provided by investing activities was $154.1 million for the nine-months ended September 30, 2018 as compared to cash used in investing activities of ($483.4) million for the nine-months ended September 30, 2017.

For both the nine-months ended September 30, 2018 and 2017, cash provided by investing activities was primarily attributable to sales of available-for-sale investments. For both the nine-months ended September 30, 2018 and 2017, cash used in investing activities was primarily attributable to purchases of available-for-sale investments. For both the nine-months ended September 30, 2018 and 2017, cash used in investing activities also included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software, equipment used for sales and administrative activities, certain leasehold improvements, as well as acquisitions of and/or improvements to real property. We expect to continue to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, leasehold improvements, the acquisition of capital equipment (specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products) to develop our brand in international markets and for other corporate purposes. From time to time, we may also use cash to purchase additional real property related to our beverage business and/or acquire compatible businesses.

Cash flows used in financing activities.  Cash used in financing activities was $782.2 million for the nine-months ended September 30, 2018 as compared to cash flows used in financing activities of $224.3 million for the nine-months ended September 30, 2017. The cash flows used in financing activities for both the nine-months ended September 30, 2018 and 2017 was primarily the result of the repurchases of our common stock. The cash flows provided by financing activities for both the nine-months ended September 30, 2018, and 2017 was primarily attributable to the issuance of our common stock under our stock-based compensation plans.

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

Cash and cash equivalents, short-term and long-term investments.  At September 30, 2018, we had $713.7 million in cash and cash equivalents and $457.9 million in short-term investments. We have historically invested these amounts in U.S. treasury bills, U.S. government agency securities and municipal securities, commercial paper, certificates of deposit, variable rate demand notes and money market funds meeting certain criteria. We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical organizations) in selecting and maintaining our investments. We regularly assess market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Of our $713.7 million of cash and cash equivalents held at September 30, 2018, $360.2 million was held by our foreign subsidiaries. No short-term or long-term investments were held by our foreign subsidiaries at September 30, 2018. We do not currently intend, nor do we foresee a need, to repatriate undistributed earnings of our foreign subsidiaries other than to repay certain intercompany debt owed to our U.S. operations.

We believe that cash available from operations, including our cash resources and access to credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of capital assets, purchases of equipment and properties, and purchases of shares of our common stock, through at least the next 12 months. Based on our current plans, at this time we estimate that capital expenditures are likely to be less than $100.0 million through September 30, 2019. However, future business opportunities may cause a change in this estimate.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of September 30, 2018:

	Payments due by period (in thousands)
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Contractual Obligations[1]	$180,845	$85,279	$75,910	$19,656	$-
Capital Leases	977	977	-	-	-
Operating Leases	15,126	2,350	3,458	2,630	6,688
Purchase Commitments[2]	33,781	33,781	-	-	-
	$230,729	$122,387	$79,368	$22,286	$6,688

1Contractual obligations include our obligations related to sponsorships and other commitments.

2Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms, but are generally satisfied within one year.

In addition, approximately $5.3 million of unrecognized tax benefits have been recorded as liabilities as of September 30, 2018. It is expected that the amount of unrecognized tax benefits will not significantly change within the next 12 months. As of September 30, 2018, we had $1.0 million of accrued interest and penalties related to unrecognized tax benefits.

Critical Accounting Policies

There have been no material changes to our critical accounting policies from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“Form 10-K”).

Cost of Sales - Cost of sales consists of the costs of flavors, concentrates and/or beverage bases, the costs of raw materials utilized in the manufacture of beverages, co-packing fees, repacking fees, in-bound freight charges, as well as certain internal transfer costs, warehouse expenses incurred prior to the manufacture of the Company’s finished products and certain quality control costs.  In addition, the Company includes in cost of sales certain costs such as depreciation, amortization and payroll costs that relate to the direct manufacture by the Company of certain flavors and concentrates.  Raw materials account for the largest portion of cost of sales.  Raw materials include cans, bottles, other containers, flavors, ingredients and packaging materials.

Recently issued accounting pronouncements not yet adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, “Intangibles–Goodwill and Other–Internal–Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU No. 2018-15 is effective for the Company on a prospective or retrospective basis beginning on January 1, 2020, with early adoption permitted. The Company is currently evaluating the impact of ASU No. 2018-15 on its financial position, results of operations and liquidity.

In August 2018, the FASB issued ASU No. 2018-14, “Compensation–Retirement Benefits–Defined Benefit Plans–General (Topic 715): Disclosure Framework–Changes to the Disclosure Requirements for Defined Benefit Plans.” ASU No. 2018-14 removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and requires certain additional disclosures. ASU No. 2018-14 is effective for the Company on a retrospective basis beginning in the year ending December 31, 2020, with early adoption permitted. The Company is currently evaluating the impact of ASU No. 2018-14 on its financial position, results of operations and liquidity.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” ASU No. 2018-13 removes certain disclosure requirements related to the fair value hierarchy, modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements. ASU No. 2018-13 disclosure requirements include disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU No. 2018-13 is effective for the Company beginning on January 1, 2020, with early adoption permitted. Certain disclosures in the new guidance will need to be applied on a retrospective basis and others on a prospective basis. The Company is currently evaluating the impact of ASU No. 2018-13 on its financial position, results of operations and liquidity.

In February 2018, the FASB issued ASU No. 2018-02 (ASU No. 2018-02), “Income Statement - Reporting Comprehensive Income (Topic 220)”, which amends the previous guidance to allow for certain tax effects “stranded” in accumulated other comprehensive income, which are impacted by the Tax Reform Act, to be reclassified from accumulated other comprehensive income into retained earnings. This amendment pertains only to those items impacted by the new tax law and will not apply to any future tax effects stranded in accumulated other comprehensive income. This standard is effective for fiscal years beginning after December 15, 2018, and allows for early adoption. The Company is currently evaluating the impact of ASU No. 2018-02 on its financial position, results of operations and liquidity.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. This update is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This update is effective for annual and interim reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company has completed its initial assessment of ASU No. 2016-02 and currently believes the adoption will not have a material impact on its financial position, results of operations and liquidity. The Company anticipates finalizing its assessment prior to December 31, 2018.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which superseded previous revenue recognition guidance. ASU No. 2014-09 and its amendments were included in ASC 606, “Revenue from Contracts with Customers”. ASC 606 requires that a company recognizes revenue at an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring goods or services to a customer. The Company adopted ASC 606 effective January 1, 2018, using the modified retrospective approach, with no impact to the opening retained earnings. Results for periods beginning on or after January 1, 2018 are presented under ASC 606, while prior periods are not adjusted and continue to be reported in accordance with the prior accounting guidance under ASC 605, “Revenue Recognition”.

Inflation

We believe inflation did not have a significant impact on our results of operations for the periods presented.

Forward-Looking Statements

Certain statements made in this report may constitute forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) regarding the expectations of management with respect to revenues, profitability, adequacy of funds from operations and our existing credit facility, among other things. All statements containing a projection of revenues, income (loss), earnings (loss) per share, capital expenditures, dividends, capital structure or other financial items, a statement of management’s plans and objectives for future operations, or a statement of future economic performance contained in management’s discussion and analysis of financial condition and results of operations, including statements related to new products, volume growth and statements encompassing general optimism about future operating results and non-historical information, are forward-looking statements within the meaning of the Exchange Act. Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements.

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside our control, and involve a number of risks, uncertainties and other factors, that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

•	Our ability to recognize any and/or all of the benefits from the TCCC transaction and the AFF transaction;
•	The effect of our extensive commercial arrangements with TCCC on our future performance;
•	The effects of our arbitration with TCCC regarding energy products developed by TCCC;
•	The effect of TCCC becoming one of our significant shareholders and the potential divergence of TCCC’s interests from those of our other shareholders;
•

The effect of TCCC’s refranchising initiative to transition from a TCCC owned system to an independent bottling system, including our ability to maintain relationships with TCCC system bottlers/distributors and manage their ongoing commitment to focus on our products;

•	Our ability to successfully enter into new distribution agreements with bottlers/distributors within the TCCC distribution system for new international territories;
•	The possible slowing of and/or decline in the sales growth rates of the energy drink category and/or the U.S. convenience store market generally;
•	Disruption in distribution or sales and/or decline in sales due to the termination and/or appointment of existing and/or new domestic and/or international distributors;
•	Lack of anticipated demand for our products in domestic and/or international markets;
•	Fluctuations in the inventory levels of our bottlers/distributors, planned or otherwise, and the resultant impact on our revenues;
•

Unfavorable regulations, including taxation requirements, age restrictions imposed on the sale, purchase, or consumption of our products, marketing restrictions, product registration requirements, tariffs, trade restrictions, container size limitations and/or ingredient restrictions;

•

The effect of inquiries from, and/or actions by, state attorneys general, the Federal Trade Commission (the “FTC”), the Food and Drug Administration (the “FDA”), municipalities, city attorneys, other government agencies, quasi-government agencies, government officials (including members of Congress) and/or analogous central and local agencies and other authorities in the foreign countries in which our products are manufactured and/or distributed, into the advertising, marketing, promotion, ingredients, sale and/or consumption of our energy drink products, including voluntary and/or required changes to our business practices;

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

•	Changes in accounting standards may affect our reported profitability;
•	Implications of the Tax Reform Act;
•	Any proceedings which may be brought against us by the Securities and Exchange Commission (the “SEC”), the FDA, the FTC or other governmental agencies or bodies;
•

The outcome and/or possibility of future shareholder derivative actions or shareholder securities litigation that may be filed against us and/or against certain of our officers and directors, and the possibility of other private shareholder litigation;

•

The outcome of product liability or consumer fraud litigation and/or class action litigation (or its analog in foreign jurisdictions) regarding the safety of our products and/or the ingredients in and/or claims made in connection with our products and/or alleging false advertising, marketing and/or promotion, and the possibility of future product liability and/or class action lawsuits;

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

•	Changes in demand that are weather related and/or for other reasons, including changes in product category consumption;
•	The impact on our business of competitive products and pricing pressures and our ability to gain or maintain our share of sales in the marketplace as a result of actions by competitors;
•	Our ability to introduce new products;
•	Our ability to implement and/or maintain price increases;
•	An inability to achieve volume growth through product and packaging initiatives;
•	Our ability to sustain the current level of sales and/or achieve growth for our Monster Energy® brand energy drinks and/or our other products, including the Strategic Brands acquired from TCCC;
•

The impact of criticism of our energy drink products and/or the energy drink market generally and/or legislation enacted (whether as a result of such criticism or otherwise) that restricts the marketing or sale of energy drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limits caffeine content in beverages, requires certain product labeling disclosures and/or warnings, imposes excise and/or sales taxes, limits product sizes and/or imposes age restrictions for the sale of energy drinks;

•

Our ability to comply with and/or resulting lower consumer demand for energy drinks due to proposed and/or future U.S. federal, state and local laws and regulations and/or proposed or existing laws and regulations in certain foreign jurisdictions and/or any changes therein, including changes in taxation requirements (including tax rate changes, new tax laws, new and/or increased excise, sales and/or other taxes on our products and revised tax law interpretations) and environmental laws, as well as the Federal Food, Drug and Cosmetic Act and regulations or rules made thereunder or in connection therewith by the FDA, as well as changes in any other food, drug or similar laws in the United States and internationally, especially those changes that may restrict the sale of energy drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limit caffeine content in beverages, require certain product labeling disclosures and/or warnings, impose excise taxes, impose sugar taxes, limit product sizes, or impose age restrictions for the sale of energy drinks, as well as laws and regulations or rules made or enforced by the Bureau of Alcohol, Tobacco, Firearms and Explosives and/or the FTC or their foreign counterparts;

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

•

Any shortages that may be experienced in the procurement of containers and/or other raw materials including, without limitation, PET containers used for our Monster Hydro® energy drinks and 24-ounce aluminum cap cans;

•	The impact on our cost of sales of corporate activity among the limited number of suppliers from whom we purchase certain raw materials;
•	Our ability to pass on to our customers all or a portion of any increases in the costs of raw materials, ingredients, commodities and/or other cost inputs affecting our business;
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

•	Our ability to make suitable arrangements for the timely procurement of non-defective raw materials;
•	Our inability to protect and/or the loss of our intellectual property rights and/or our inability to use our trademarks, trade names or designs and/or trade dress in certain countries;
•	Volatility of stock prices which may restrict stock sales, stock purchases or other opportunities as well as negatively impact the motivation of equity award grantees;
•	Provisions in our organizational documents and/or control by insiders which may prevent changes in control even if such changes would be beneficial to other stockholders;
•	The failure of our bottlers and/or contract packers to manufacture our products on a timely basis or at all;
•	Exposure to significant liabilities due to litigation, legal or regulatory proceedings;
•	Any disruption in and/or lack of effectiveness of our information technology systems, including a breach of cyber security, that disrupts our business or negatively impacts customer relationships; and
•	Recruitment and retention of senior management, other key employees and our employee base in general.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three-months ended September 30, 2018 compared with the disclosures in Part II, Item 7A of our Form 10-K.

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

Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101*

The following financial information from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Income for the three- and nine-months ended September 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Income for the three- and nine-months ended September 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the nine-months ended September 30, 2018 and 2017, and (v) the Notes to Condensed Consolidated Financial Statements.

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION
Registrant

Date: November 8, 2018	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors
and Chief Executive Officer