Form 10-K
period 2018-12-31
Monster Beverage Corp
filed 2019-02-28
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 001-18761

MONSTER BEVERAGE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	47-1809393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 Monster Way

Corona, California 92879

(Address of principal executive offices)  (Zip Code)

Registrant’s telephone number, including area code:  (951) 739 - 6200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.005 par value per share	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes☑  No☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes☐  No☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.).    Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $28,771,940,302 computed by reference to the closing sale price for such stock on the NASDAQ Global Select Market on June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock, $0.005 par value per share (being the only class of common stock of the registrant), outstanding on February 20, 2019 was 543,148,169 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Commission pursuant to Regulation 14A in connection with the registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2018.

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

Overview

We develop, market, sell and distribute energy drink beverages and concentrates for energy drink beverages, primarily under the following brand names:

•                 Monster Energy®

•                 Monster Energy Ultra®

•                 Monster Rehab®

•                 Monster MAXX®

•                 Java Monster®

•                 Muscle Monster®

•                 Espresso Monster®

•                 Punch Monster®

•                 Juice Monster®

•                 Monster Hydro®

•                 Caffé Monster®

•                 Predator®

•                 Live+

• NOS® • Full Throttle® • Burn® • Mother® • Nalu® • Ultra Energy® • Play® and Power Play(stylized)® • Relentless® • BPM® • BU® • Gladiator® • Samurai® • Mutant®

Our Monster Energy® brand energy drinks, which represented 91.7%, 90.1% and 90.1% of our net sales for the years ended December 31, 2018, 2017 and 2016, respectively, primarily include the following energy drinks1:

•                 Monster Energy®

•                 Lo-Carb Monster Energy®

•                 Monster Assault®

•                 Monster Energy Absolutely Zero®

•                 Juice Monster® Khaos®

•                 Juice Monster® Ripper®

•                 Juice Monster® Pipeline Punch®

•                 Juice Monster® Mango LocoTM

•                 Juice Monster® Pacific PunchTM

•                 Punch Monster® Baller’s Blend®

•                 Monster Cuba LibreTM

•                 Monster Energy® Import

•                 Monster Energy® Export

•                 Monster Rehab® Tea + Lemonade + Energy

•                 Monster Rehab® Raspberry Tea + Energy

•                 Monster Rehab® Tea + Orangeade + Energy

•                 Monster Rehab® Peach Tea + Energy

•                 Monster Rehab® White Dragon Tea + Energy

•                 Muscle Monster® Vanilla

•                 Java Monster® Kona Blend

•                 Java Monster® Loca Moca®

•                 Java Monster® Mean Bean®

•                 Java Monster® Vanilla Light

•                 Java Monster® Irish Blend®

•                 Java Monster® Salted Caramel

•                 Java Monster® Swiss Chocolate

•                 Monster MAXX® Super Dry

•                 Monster MAXX® Eclipse

•                 Monster MAXX® Solaris

•                 Monster Energy® Fury®

•                 M3(stylized)® Monster Energy® Super Concentrate

•                 Monster Energy Zero Ultra®

•                 Monster Energy Ultra Blue®

•                 Monster Energy Ultra Red®

•                 Monster Energy Ultra Black®

•                 Monster Energy Ultra Sunrise®

•                 Monster Energy Ultra Citron®

•                 Muscle Monster® Chocolate

•                 Monster Hydro® Mean Green®

•                 Monster Hydro® Manic Melon®

•                 Monster Hydro® Tropical Thunder®

•                 Monster Hydro® Purple Passion®

•                 Monster Hydro® Blue Ice®

•                 Monster Hydro® Zero Sugar®

•                 Monster Energy® Gronk

•                 Monster MuleTM

•                 Monster Energy Ultra Violet®

•                 Monster Energy® Valentino Rossi

•                 Monster Energy® Lewis Hamilton 44

•                 Caffé Monster® Vanilla

•                 Caffé Monster® Salted Caramel

•                 Caffé Monster® Mocha

•                 Espresso Monster® Espresso and Cream

•                 Espresso Monster® Vanilla Espresso

1Discontinued products have been omitted.

Industry Overview

The “alternative” beverage category combines non-carbonated, ready-to-drink iced teas, lemonades, juice cocktails, single-serve juices and fruit beverages, ready-to-drink dairy and coffee drinks, energy drinks, sports drinks and single-serve still waters (flavored, unflavored and enhanced) with “new age” beverages, including sodas that are considered natural, sparkling juices and flavored sparkling beverages. According to Beverage Marketing Corporation, domestic U.S. wholesale sales in 2018 for the “alternative” beverage category of the market are estimated at approximately $55.5 billion, representing an increase of approximately 6.7% over estimated domestic U.S. wholesale sales in 2017 of approximately $52.0 billion.

Reportable Segments

We have three operating and reportable segments: (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is comprised of our Monster Energy® drinks, (ii) Strategic Brands segment (“Strategic Brands”), which is comprised primarily of the various energy drink brands acquired from The Coca-Cola Company (“TCCC”) in 2015 as well as our Predator® energy drinks and (iii) Other segment (“Other”), which is comprised of certain products sold by American Fruits and Flavors LLC (“AFF”) (a wholly-owned subsidiary of the Company) to independent third-party customers (“AFF Third-Party Products”). Corporate and unallocated amounts that do not specifically relate to a reportable segment have been allocated to “Corporate and unallocated.”

Our Monster Energy® Drinks segment primarily generates net operating revenues by selling ready-to-drink packaged energy drinks primarily to bottlers and full service beverage distributors. In some cases, we sell directly to retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, drug stores, foodservice customers and the military.

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

Corporate History

In the 1930s, Hubert Hansen and his sons started a business selling fresh non-pasteurized juices in Los Angeles, California. In 1977, Tim Hansen, one of the grandsons of Hubert Hansen, perceived a demand for shelf stable pasteurized natural juices and juice blends and formed Hansen Foods, Inc. (“HFI”). HFI expanded its product line from juices to include Hansen’s Natural Soda® brand sodas. In 1990, California Co-Packers Corporation (d/b/a Hansen Beverage Company) (“CCC”) acquired certain assets of HFI, including the right to market the Hansen’s® brand name. In 1992, Hansen Natural Corporation acquired the Hansen’s® brand natural soda and apple juice business from CCC. Under our ownership, the Hansen’s® beverage business significantly expanded to include a wide range of beverages within the growing “alternative” beverage category including, in particular, energy drinks. In 2012, we changed our name from Hansen Natural Corporation to Monster Beverage Corporation. In 2015, we acquired the Strategic Brands from TCCC and disposed of our non-energy drink business. In 2016, we completed our acquisition of flavor supplier and long-time business partner AFF.

2018 Product Introductions

During 2018, we continued to expand our existing portfolio of drinks and further develop our distribution markets. During 2018, we introduced the following products:

•                 BPM® Zero Orange

•                 Burn® Mango

•                 Caffé Monster® Mocha

•                 Caffé Monster® Salted Caramel

•                 Caffé Monster® Vanilla

•                 Java Monster® Swiss Chocolate

•                 Juice Monster® Pacific Punch Energy + Juice

•                 Live+ Ascend®

•                 Live+ Ignite®

•                 Live+ Persist®

•                 Monster Cuba LibreTM (Japan)

•                 Monster Hydro® Blue Ice®

•                 Monster Hydro® Purple Passion®

•                 Monster Hydro® Zero Sugar

•                 Monster MAXX® Eclipse

•                 Monster MAXX® Solaris

•                 Monster MuleTM (limited distribution)

•                 Monster Rehab® White Dragon Tea + Energy

•                 Mother® Passion

•                 Mutant® Energy Drink

•                 Mutant® Energy Drink – Gold Strike®

•                 Mutant® Energy Drink – Red Dawn®

•                 Nalu® Passion

•                 Play® Mango

•                 Predator® Gold Strike®

•                 Relentless® Mango

•                 Ultra Energy® Mango

In the normal course of business, we discontinue certain products and/or product lines. Those products or product lines discontinued in 2018, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Products – Monster Energy® Drinks Segment

Monster Energy® Brand Energy Drinks:

Monster Energy® Drinks - a line of carbonated energy drinks. Our Monster Energy® drinks contain vitamins, minerals, nutrients, herbs and other dietary ingredients (collectively, “dietary ingredients”) and are marketed through our full service distributor network. We offer the following energy drinks under the Monster Energy® drink product line: Monster Energy®, Lo-Carb Monster Energy®, Monster Assault®, Monster Energy® Fury®, Juice Monster® Khaos®, Juice Monster® Ripper®, Juice Monster® Pipeline Punch®, Juice Monster® Mango LocoTM, Juice Monster® Pacific PunchTM, Monster Energy® Absolutely Zero, Monster Energy® Import, Monster Energy® Export, Punch Monster® Baller’s Blend®, Punch Monster® Mad Dog, M3(stylized)®, Monster Energy® Super Concentrate, Monster MuleTM, Monster Cuba LibreTM, Monster Energy Zero Ultra®, Monster Energy Ultra Blue®, Monster Energy Ultra Red®, Monster Energy Ultra Black®, Monster Energy Ultra Sunrise®, Monster Energy Ultra Citron®, Monster Energy Ultra Violet®, Monster Energy® Gronk, Monster Energy® Valentino Rossi and Monster Energy® Lewis Hamilton 44.

Caffé Monster® Energy Coffee Drinks – a line of non-carbonated, 100% Arabica coffee, reduced fat, dairy based energy coffee drinks. We offer the following energy coffee drinks under the Caffé Monster® product line: Vanilla, Salted Caramel and Mocha.

Espresso Monster® Espresso + Energy Drinks – a line of non-carbonated dairy based espresso + energy drinks. We offer the following espresso + energy drinks under the Espresso Monster® product line: Espresso and Cream and Vanilla Espresso.

Java Monster® Coffee + Energy Drinks – a line of non-carbonated dairy based coffee + energy drinks. We offer the following coffee + energy drinks under the Java Monster® product line: Java Monster® Kona Blend, Java Monster® Loca Moca®, Java Monster® Mean Bean®, Java Monster® Vanilla Light, Java Monster® Irish Blend®, Java Monster® Salted Caramel and Java Monster® Swiss Chocolate.

Muscle Monster® Energy Shakes – a line of non-carbonated energy shakes containing 25-grams of protein. We offer the following energy shakes under the Muscle Monster® Energy Shakes product line: Vanilla and Chocolate.

Monster MAXX® Energy Drinks – a line of carbonated energy drinks containing nitrous oxide. We offer the following energy drinks under the Monster MAXX® product line: Super Dry, Eclipse and Solaris.

Monster Rehab® Tea + Energy Drinks – a line of non-carbonated energy drinks with electrolytes. We offer the following tea + energy drinks under the Monster Rehab® drink line: Monster Rehab® Tea + Lemonade + Energy, Monster Rehab® Raspberry Tea + Energy, Monster Rehab® Tea + Orangeade + Energy, Monster Rehab® Peach Tea + Energy and Monster Rehab® White Dragon Tea + Energy.

Monster Hydro®:

Monster Hydro® – a line of non-carbonated, lightly sweetened refreshment + energy drinks. We offer the following refreshment + energy drinks under the Monster Hydro® product line: Tropical Thunder®, Mean Green®, Manic Melon®, Purple Passion®, Blue Ice® and Zero Sugar.

Mutant® Energy:

Mutant® Energy – a line of affordable carbonated energy drinks. We offer the following affordable energy drinks under the Mutant® Energy product line: Mutant® Energy Drink, Mutant® Energy Drink – Gold Strike® and Mutant® Energy Drink – Red Dawn®.

Products – Strategic Brands Segment

Strategic Brands Energy Drinks:

BPM® – a line of carbonated energy drinks.  We offer the following energy drinks under the BPM® product line: Focus Berry Red, Hydrate Citrus Green and Zero Orange.

BU® – a line of carbonated energy drinks.  We offer the following energy drinks under the BU® product line: Original.

Burn® – a line of carbonated energy drinks. We offer the following energy drinks under the Burn® product line: Original, Blue, Zero, Cherry, Lemon Ice, Apple Kiwi, Mango and Passion Punch.

Full Throttle® – a line of carbonated energy drinks.  We offer the following energy drinks under the Full Throttle® product line: Citrus and Blue Agave.

Gladiator® – a line of carbonated energy drinks.  We offer the following energy drinks under the Gladiator® product line: Original.

Live+ – a line of carbonated energy drinks.  We offer the following energy drinks under the Live+ product line:  Ascend®, Ignite® & Persist®.

Mother® – a line of carbonated energy drinks. We offer the following energy drinks under the Mother® product line: Original, Sugar Free, Frosty Berry, Passion, Tropical BlastTM and Kicked Apple®.

Nalu® – a line of carbonated energy drinks. We offer the following energy drinks under the Nalu® product line: Original, Exotic, Passion and Frost.

NOS® – a line of carbonated energy drinks. We offer the following energy drinks under the NOS® product line: Original, Sugar Free, Charged Citrus, GT Grape, Cherried Out, Power Punch and Nitro Mango.

Play® and Power Play(stylized)® – a line of carbonated energy drinks. We offer the following energy drinks under the Play® and Power Play(stylized)® product line: Original, Sugar Free, Apple Kiwi, Passion Fruit and Mango.

Predator® – a line of affordable carbonated energy drinks. We offer the following energy drinks under the Predator Energy product line: Gold Strike.

Relentless® – a line of carbonated energy drinks.  We offer the following energy drinks under the Relentless® product line: Origin, Zero, Apple Kiwi, Lemon Ice, Cherry, Passion Punch and Mango.

Samurai® – a line of carbonated energy drinks.  We offer the following energy drinks under the Samurai® product line: Strawberry and Fruity.

Ultra Energy® – a line of carbonated energy drinks.  We offer the following energy drinks under the Ultra Energy® product line: Original, Fury®, Passion Punch and Mango.

Products – Other Segment

AFF Third-Party Products:

AFF sells a limited number of products to independent third-party customers.

Other Products

We continue to evaluate and, where considered appropriate, introduce additional products, flavors and types of beverages to complement our existing product lines. We may also evaluate, and where considered appropriate, introduce additional types of consumer products we consider to be complementary to our existing products and/or to which our brand names are able to add value.

Products – Packaging

Our products are packaged in a variety of different package types and sizes including, but not limited to, aluminum cans, aluminum Cap Cans, sleek aluminum cans, aluminum cans with re-sealable ends as well as glass bottles and polyethylene terephthalate (PET) plastic bottles.

Manufacture and Distribution

We do not directly manufacture finished goods, but instead outsource the manufacturing process to third-party bottlers and contract packers.

AFF develops and manufactures the primary flavors for our Monster Energy® Drinks segment. We also purchase flavors, concentrates, sweeteners, juices, dietary ingredients, cans, bottles, caps, labels, trays, boxes and other ingredients for our beverage products from ingredient suppliers, which are delivered to our various third-party bottlers and co-packers. In some cases, certain common supplies may be purchased by our various third-party bottlers and co-packers. Depending on the product, the third-party bottlers or co-packers add filtered water and/or other ingredients (including dietary ingredients) for the manufacture and packaging of the finished products into our approved containers in accordance with our recipes and formulas. Depending on the beverage, the bottler/packer may also add carbonation to the products as part of the production process.

For our Strategic Brands segment, we primarily purchase concentrates and/or beverage bases from ingredient suppliers, which are then sold to certain of our various third-party bottlers/distributors. The third-party bottlers/distributors are responsible for the manufacture and packaging of the finished products, including the procurement of all other required ingredients and packaging materials. For certain limited products in the Strategic Brands segment, we may purchase flavors, concentrates, sweeteners, juices, dietary ingredients, cans, bottles, caps, labels, trays, boxes and other ingredients for our Strategic Brand products from our suppliers, which are delivered to our various third-party bottlers and co-packers. In some cases, certain common supplies may be purchased by our various third-party bottlers and co-packers. Depending on the product, the third-party bottlers or co-packers add filtered water and/or other ingredients (including dietary ingredients), for the manufacture and packaging of the finished products into our approved containers in accordance with our recipes and formulas. Depending on the beverage, the bottler/co-packer may also add carbonation to the products as part of the production process.

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

Our ability to estimate demand for our products is imprecise, particularly with new products, and may be less precise during periods of rapid growth, particularly in new markets. If we materially underestimate demand for our products and/or are unable to secure sufficient ingredients or raw materials including, but not limited to, aluminum cans, aluminum Cap Cans, sleek aluminum cans, aluminum cans with re-sealable ends, PET plastic bottles, caps, glass bottles, labels, flavors, juice concentrates, coffee, tea, dietary ingredients, other ingredients and certain sweeteners, and/or procure adequate packing arrangements and/or obtain adequate or timely shipment of our products, we might not be able to satisfy demand on a short-term basis. (See “Part I, Item 1A – Risk Factors”).

Our production arrangements are generally of short duration or are terminable upon request. For certain of our products, including certain of our Monster Energy® brand energy drinks, our Java Monster® product line, our Espresso Monster® product line, our Caffé Monster® product line, our Monster Hydro® product line, our Muscle Monster® product line, our Juice Monster® product line and certain of our other products, there are limited co-packing facilities in our domestic and international markets with adequate capacity and/or suitable equipment to package our products. We believe a short disruption or delay in production would not significantly affect our revenues; however, as alternative co-packing facilities in our domestic and international markets with adequate long-term capacity may not be available for such products, either at commercially reasonable rates and/or within a reasonably short time period, if at all, a lengthy disruption or delay in production of any of such products could significantly affect our revenues.

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

Distribution Agreements

During 2018, we continued to expand distribution of our products in both our domestic and international markets.

Distribution levels vary by product and geographic location. Net sales outside the United States were $1.09 billion, $909.3 million and $733.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Monster Energy® Distribution Agreements

We have entered into agreements with various bottlers/distributors providing for the distribution of our products during initial terms of up to twenty years, which may be renewed thereafter for additional terms ranging from one to five years, subject to certain terms and conditions which may vary depending on the form of the agreement.  Such agreements remain in effect for their then-current term as long as our products are being distributed, but are subject to specified termination rights held by each party, which may include by way of example, and depending on the form of agreement, termination upon: mutual agreement; material breach of the agreement by, or an insolvency of, either party; deadlock; change of control; changes in legal or regulatory conditions and termination of certain related agreements. Additionally, we are entitled to terminate certain distribution agreements at any time without cause upon payment of a termination fee, including a limited number of distribution agreements with TCCC network bottlers that were entered into prior to 2015.

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

(b)                 Amended and Restated Distribution Agreement with Coca-Cola Refreshments (“CCR”), pursuant to which CCR distributes, directly and through certain sub-distributors, our Monster Energy® brand energy drinks in a large portion of the United States. As of March 1, 2018, all of the territory previously falling under the Amended and Restated Distribution Agreement with CCR has been assigned by CCR to various TCCC network bottlers in the United States, including CCBCC Operations, LLC and Reyes Coca-Cola Bottling.

(c)                  Amended and Restated International Distribution Coordination Agreement with TCCC, pursuant to which we have designated, and in the future may designate, countries, or territories within countries, in which we wish to appoint TCCC network bottlers to distribute and sell our Monster Energy® brand energy drinks, subject to TCCC’s approval.

(d)                Additionally, we have entered into distribution agreements for certain of our Monster Energy® products with various TCCC network bottlers, both in the United States and internationally.

As of December 31, 2018, all distribution territories in the U.S. have been transitioned to TCCC network bottlers, except for those territories serviced by Big Geyser, Inc. and the Kalil Bottling Group.

Strategic Brands Distribution Agreements

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

Raw Materials and Suppliers

The principal raw materials used in the manufacturing of our products are aluminum cans, aluminum Cap Cans, sleek aluminum cans, aluminum cans with re-sealable ends, PET plastic bottles, glass bottles, caps, as well as flavors, juice concentrates, glucose, sugar, sucralose, milk, cream, protein, coffee, tea, dietary ingredients and other packaging materials, the costs of which are subject to fluctuations.

AFF is the primary flavor supplier for our Monster Energy® brand energy drinks. We also purchase flavors from other suppliers as well as juices, dietary ingredients, glucose, sugar, sucralose, other sweeteners and other ingredients from independent suppliers located in the United States and abroad.

For our Strategic Brands energy drinks, we purchase flavors, concentrates and/or beverage bases from flavor suppliers including TCCC in the United States and abroad, and may purchase certain other ingredients from independent suppliers located in the United States and abroad.

With regard to our Java Monster®, Espresso Monster®, Caffé Monster® and Muscle Monster® product lines, the dairy, protein and retort co-packing industries are subject to shortages and increased demand from time to time, which may result in production disruption and/or higher prices.

For certain flavors purchased from third-party suppliers and used in a limited number of our Monster Energy® brand energy drinks and/or our Strategic Brands energy drinks, these third-party flavor suppliers own the proprietary rights to certain of their flavor formulas. We do not have possession of the list of such flavor ingredients or formulas used in the production of certain of our products and certain of our blended concentrates, and we may be unable to obtain comparable flavors or concentrates from alternative suppliers on short notice. Our third-party flavor suppliers generally do not make such flavors and/or blended concentrates available to other third-party customers.

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

We continually endeavor to develop back-up sources of supply for certain of our flavors and concentrates purchased from third-party suppliers, as well as to negotiate arrangements with our existing suppliers, which would enable us to obtain access to certain of such concentrates or flavor formulas under certain circumstances. We have been partially successful in these endeavors. Additionally, in a limited number of cases, contractual restrictions and/or the necessity to obtain regulatory approvals and licenses may limit our ability to enter into agreements with alternative suppliers, manufacturers and/or distributors.

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

Important factors affecting our ability to compete successfully include brand and product image, taste and flavor of products, trade and consumer promotions, rapid and effective development of new and unique cutting edge products, attractive and different packaging, brand exposure and marketing as well as pricing. We also rely on our bottlers and full service beverage distributors to allocate more attention to our products than those of our competitors, provide stable and reliable distribution and secure adequate shelf space in retail outlets. Competitive pressures in the “alternative,” energy, coffee and “functional” beverage categories could cause our products to maintain or to lose market share or we could experience price erosion, which could have a material adverse effect on our business and results of operations.

We have experienced and continue to experience competition from new entrants in the energy drink and energy shot categories. A number of companies who market and distribute iced teas, coffees, juice cocktails and enhanced waters in larger volume packages, such as 16- and 20-ounce glass and plastic bottles (including Bai, Sobe Life Water, BODYARMOR, Vitamin Water, CORE, Snapple, Arizona, Fuse, Ocean Spray, Honest Tea, Gold Peak Tea, Starbucks) and 12- and 16-ounce cans (such as Mountain Dew Kickstart), have added dietary supplements to their products with a view to marketing their products as “functional” or energy beverages or as having “functional” benefits. We believe that many of those products contain lower levels of dietary ingredients, principally deliver refreshment and are positioned differently from our energy or “functional” drinks.

We are also subject to increasing levels of regulatory issues including in relation to the registration and/or taxation of our products in certain new international markets, which may put us at a competitive disadvantage. (See “Government Regulation” below for additional information).

We compete not only for consumer preference, but also for maximum marketing and sales efforts by multi-brand licensed bottlers, brokers and distributors, many of which have a principal affiliation with competing companies and brands. Our products compete with all liquid refreshments and in many cases with products of much larger and in some cases better financed competitors, including the products of numerous nationally and internationally known producers such as TCCC, PepsiCo, Inc. (“PepsiCo”), Keurig Dr. Pepper Inc. (“KDP”) and Red Bull GmbH. We also compete with companies that are smaller or primarily local in operation. Our products also compete with private-label brands such as those carried by grocery store chains, convenience store chains and club stores.

Domestically, our energy drinks compete directly with Red Bull, Rockstar, Amp, Venom, VPX Redline, Rip It, Xenergy, 5-Hour Energy Shots, MiO Energy, Stacker 2, VPX Bang, V8 + Energy, Uptime, hi*ball, CELSIUS, C4 and many other brands. PepsiCo also markets and/or distributes additional products in that market segment such as Pepsi Max, Mountain Dew and Mountain Dew Kickstart. Internationally, our energy drinks compete with Red Bull, Rockstar, V-Energy, Lucozade and numerous local and private-label brands that usually differ from country to country, such as HELL, Shock, Tiger, Boost, TNT, Shark, Dragon, Score, Sting, Hot 6, Battery, Bullit, Flash Up, Black, Non-Stop, Bomba, Semtex, Vive 100, Dark Dog, Speed, Guarana, M-150, Lipovitan, Bacchus, Volt, Bolt, Mr. Big, Boom, Raptor, Amp, Fusion, Hi-Tiger, Eastroc Super Drink, Carabao, Power Horse, XL, Crazy Tiger, Effect, Missile, Nocco, Adrenaline Rush and a host of other international brands.

Our Java Monster®, Caffé Monster® and Espresso Monster® product lines compete directly with Starbucks Frappuccino, Starbucks Doubleshot, Starbucks Doubleshot Energy Plus Coffee and other Starbucks coffee drinks, Rockstar Roasted, Dunkin Donuts, Gold Peak, Stok, High Brew, McCafé, hi*ball and International Delight.

Our Muscle Monster® product line competes directly with Muscle Milk, Core Power, Premier Protein, Kellogg’s Special K Protein, Bolthouse Farms Protein, EAS AdvantEDGE, EAS Myoplex, and Gatorade G Series 03 Recover.

Our Monster Hydro® product line competes directly with Vitamin Water, Sparkling Ice, Bai, Propel, Vita Coco, Lucozade and BODYARMOR.

Sales and Marketing

Our sales and marketing strategy for all our beverages is to focus our efforts on developing brand awareness through image-enhancing programs and product sampling. We use our branded vehicles and other promotional vehicles at events where we offer samples of our products to consumers. We utilize “push-pull” methods to enhance shelf and display space exposure in sales outlets (including racks, coolers and barrel coolers), advertising, in-store promotions and in-store placement of point-of-sale materials to encourage demand from consumers for our products. We also support our brands with prize promotions, price promotions, competitions, endorsements from selected public and sports figures, sports personality endorsements, sampling and sponsorship of selected athletes, teams, series, bands, esports, causes and events. In-store posters, outdoor posters, social media, concerts, print, radio and television advertising (directly and through our sponsorships and endorsements) and coupons may also be used to promote our brands.

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

We increased expenditures for our sales and marketing programs by approximately 1.1% in 2018 compared to 2017. As of December 31, 2018, we employed 2,203 employees in sales and marketing activities, of which 1,424 were employed on a full-time basis.

Customers

Our customers are primarily full service beverage bottlers/distributors, retail grocery, drug and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, foodservice customers and the military. Percentages of our gross sales to our various customer types for the years ended December 31, 2018, 2017 and 2016 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such bottlers/distributors’ sales to their own customers.

	2018	2017	2016
U.S. full service bottlers/distributors	61%	63%	65%
International full service bottlers/distributors	31%	28%	25%
Club stores and mass merchandisers	6%	7%	8%
Retail grocery, specialty chains and wholesalers	1%	1%	1%
Other	1%	1%	1%

Our customers include Coca-Cola Refreshments USA, Inc., Coca-Cola Refreshments Canada Company (Coca-Cola Canada Bottling Limited from September 28, 2018), Coca-Cola Bottling Company, CCBCC Operations, LLC, United Bottling Contracts Company, LLC, Reyes Coca-Cola Bottling, Great Lakes Coca-Cola Bottling, Coca-Cola Southwest Beverages LLC, Coca-Cola of Northern New England, Swire Coca-Cola (USA), Liberty Coca-Cola Beverages and certain other TCCC independent bottlers (collectively the “TCCC North American Bottlers”), Coca-Cola European Partners, Coca-Cola Hellenic, Coca-Cola FEMSA, Coca-Cola Amatil, Swire Coca-Cola (China), COFCO Coca-Cola, Coca-Cola Beverages Africa, Coca-Cola İçecek and certain other TCCC network bottlers, Asahi Soft Drinks, Co., Ltd., Kalil Bottling Group, Wal-Mart, Inc. (including Sam’s Club), Costco Wholesale Corporation and Big Geyser, Inc.  A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations.

TCCC, through certain consolidated subsidiaries (the “TCCC Subsidiaries”), accounted for approximately 3%, 18% and 41% of our net sales for the years ended December 31, 2018, 2017 and 2016, respectively. As part of TCCC’s North America Refranchising initiative (the “North America Refranchising”), the territories of certain TCCC Subsidiaries have been transitioned to certain independent TCCC bottlers/distributors and bottlers/distributors which TCCC accounts for under the equity method (the “TCCC Related Parties”). Accordingly, our percentage of net sales to the TCCC Subsidiaries significantly decreased for the year ended December 31, 2018.

CCBCC Operations, LLC accounted for approximately 13%, 13% and 9% of our net sales for the years ended December 31, 2018, 2017 and 2016, respectively.

Reyes Coca-Cola Bottling accounted for approximately 12%, 6% and 2% of the Company’s net sales for the years ended December 31, 2018, 2017 and 2016, respectively.

Coca-Cola European Partners accounted for approximately 10%, 9% and 9% of the Company’s net sales for the years ended December 31, 2018, 2017 and 2016, respectively.

Seasonality

Sales of ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. We believe that the volume of sales in the beverage industry is affected by weather conditions. However, the energy drink category appears to be less seasonal than traditional beverages. Quarterly fluctuations may also be affected by other factors including the introduction of new products, the opening of new markets, particularly internationally, where temperature fluctuations may be more pronounced, the addition of new bottlers and distributors, changes in the mix of the sales of our finished products and increased or decreased advertising and promotional expenses.

Intellectual Property

We presently have more than 10,400 registered trademarks and pending applications in various countries worldwide, and we apply for new trademarks on an ongoing basis. We regard our trademarks, service marks, copyrights, domain names, trade dress and other intellectual property as very important to our business. We consider Monster® (registered outside of the United States in certain jurisdictions), Monster Energy®, ®, Monster Energy Ultra®, Unleash the Beast!®, Mutant®, Monster Rehab®, Java Monster®, Muscle Monster®, Punch Monster®, Juice Monster®, Monster Hydro®, Espresso Monster®, Caffé Monster®, Monster Energy MAXX®, BU®, Nalu®, NOS®, Full Throttle®, Burn®, Mother®, Ultra Energy®, Play® and Power Play(stylized)®, Relentless®, Predator® and BPM® to be our core trademarks. We also own the intellectual property of our most important flavors for certain of our Monster Energy® Brand energy drinks in perpetuity.

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

Government Regulation

The production, distribution and sale in the United States of many of our products are subject to various U.S. federal and state regulations, including but not limited to: the Federal Food, Drug and Cosmetic Act (“FD&C Act”); the Occupational Safety and Health Act; various environmental statutes; the Safe Drinking Water and Toxic Enforcement Act of 1986 (“California Proposition 65”) and a number of other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, marketing, labeling and ingredients of such products. Outside the United States, the production, distribution and sale of many of our products are also subject to numerous statutes and regulations.

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

Product Formulation, Labeling and Advertising. Globally, we are subject to a number of regulations applicable to the formulation, labeling and advertising of our products. In California, we are subject to California Proposition 65, a law which requires that a specified warning be provided before exposing California consumers to any product that contains in excess of threshold amounts of a substance listed by California as having been found to cause cancer or reproductive toxicity. California Proposition 65 does not require a warning if the manufacturer of a product can demonstrate that the use of the product in question exposes consumers to an average daily quantity of a listed substance that is below that threshold amount, which is determined either by scientific criteria set forth in applicable regulations or via a “safe harbor” threshold that may be established by the state, or the substance is naturally occurring, is the result of necessary cooking, or is subject to another applicable exception. If we are required to add warning labels to any of our products or place warnings in certain locations where our products are sold, it will be difficult to predict whether, or to what extent, such a warning would have an adverse impact on sales of our products in those locations or elsewhere.

In addition, in May 2016, the U.S. Food and Drug Administration (the “FDA”) revised regulations with respect to serving size information and nutrition labeling on food and beverage products, including a new requirement to disclose the amount of added sugars in such products. These changes will go into effect on January 1, 2020. Further, in December 2018, the U.S. Department of Agriculture promulgated regulations requiring that, by January 1, 2022, the labels of certain bioengineered foods must include a disclosure that the food is bioengineered. We may incur significant costs to alter our existing packaging materials to comply with these and other new regulations. Additionally, these new regulations may impact, reduce and/or otherwise affect the purchase and consumption of our products by consumers.

Further, the City of San Francisco enacted an ordinance that would require health warnings on advertisements for certain sugar-sweetened beverages, though enforcement has been delayed due to a lawsuit challenging the ordinance. In January 2019, the U.S. Court of Appeals for the Ninth Circuit, sitting en banc, granted a preliminary injunction blocking enforcement of the ordinance, concluding that a First Amendment challenge to the ordinance was likely to succeed on the merits.

In July 2012, we received a subpoena from the Attorney General for the State of New York in connection with an investigation relating to the advertising, marketing, promotion, ingredients, usage and sale of our Monster Energy® brand energy drinks. We cannot predict the outcome of this inquiry and what effect, if any, it may have on our business, financial condition or results of operations.

Other countries, such as the member states of the Gulf Cooperation Council, Yemen, Colombia, Brazil, and the Dominican Republic, are also considering new labeling requirements, which may require us to amend our labels and warning statements. The United Kingdom Government has also suggested that it may review food labeling laws following the United Kingdom’s departure from the European Union (“Brexit”).

Age and Other Restrictions on Energy Drink Products. Proposals to limit or restrict the sale and/or advertising of energy drinks to minors and/or persons below a specified age, and/or restrict the venues in which energy drinks can be sold, and/or to restrict the use of the Supplemental Nutrition Assistance Program (formerly food stamps) to purchase energy drinks have been raised and/or enacted in certain U.S. states, counties, municipalities and/or in certain foreign countries. For example, Latvia, Lithuania and Turkey prohibit the sale of energy drinks to persons under the age of 18; Canada prohibits the promotion of energy drinks to children 12 years and under; Latvia and Scotland prohibit the sale of energy drinks in educational establishments; and Turkey prohibits the sale or advertising of energy drinks in “collective consumption areas.” Latin American countries such as Chile, Colombia, and Brazil are considering age and other sales restrictions on energy drinks, as are other European countries such as the United Kingdom, Sweden, Norway, Romania and Bulgaria.

Excise Taxes on Energy Drinks. Legislation that would impose an excise tax on sweetened beverages has been proposed in the U.S. Congress, in some state legislatures, and by some local governments, with excise taxes generally ranging between $0.01 and $0.02 per ounce of sweetened beverage.  Berkeley, California became the first jurisdiction to pass such a measure, and a general tax of $0.01 per ounce on certain sweetened drinks, including energy drinks, became effective on January 1, 2015. Other U.S. jurisdictions (including Albany, Oakland and San Francisco, California; Boulder, Colorado; and Philadelphia, Pennsylvania and Seattle, Washington) have passed similar measures, some of which have been challenged in litigation. The imposition of such taxes on our products would increase the cost of certain of our products or, to the extent levied directly on consumers, make certain of our products less affordable. Excise taxes on sweetened beverages already are in effect in certain foreign countries where we do business, such as France and Mexico. Similar measures have been enacted but are not yet enforced in, for example, Ireland, South Africa and the United Kingdom. Other countries, including Brazil, are considering similar measures. In addition, legislation has been proposed in certain jurisdictions that would specifically impose excise taxes on energy drinks. For example, Estonia and Ukraine are considering proposals that would impose an excise tax on energy drinks. Such targeted legislation has been passed in other countries. For instance, Hungary has instituted an excise tax to which our products are subject. Bahrain, Saudi Arabia and the United Arab Emirates began applying a selective tax of 100% on energy drinks in 2017, and there are indications that similar measures may be enacted in other Gulf Cooperation Council countries.

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

Limitations on Container Size.  We package our products in a variety of different package types and sizes including, for certain of our Monster Energy® brand energy drinks, aluminum cans larger than 16 fluid ounces. Certain jurisdictions, such as the member states of the Gulf Cooperation Council, Yemen, Costa Rica and the Dominican Republic, are considering container size limitations on energy drinks and other beverages which may require us to change the size of our products sold in these countries.  Other countries, like England, have considered and rejected proposed can size limitations although it is open to such markets to revisit these and other similar proposals.

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

Employees

As of December 31, 2018, we employed a total of 3,142 employees, of which 2,354 were employed on a full-time basis. Of our 3,142 employees, we employed 939 in administrative and operational capacities and 2,203 persons in sales and marketing capacities.

Available Information

As a public company, we are required to file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A and other information (including any amendments) with the Securities and Exchange Commission (the “SEC”).  You can find the Company’s SEC filings at the SEC’s website, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

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

We have transitioned certain third parties’ rights to distribute the Company’s products in most territories in the U.S. to members of TCCC’s distribution network, which largely consists of independent bottlers/distributors. In addition, TCCC has become our preferred distribution partner globally with members of TCCC’s network distributing our products internationally, including in Africa, Asia, Canada, Central and South America, Europe, Mexico and the Middle East. As we continue our international expansion, we expect TCCC’s distribution network to continue as our preferred distribution partner globally. As a result, we have reduced our distributor diversification and are now substantially dependent on TCCC’s domestic and international distribution platforms.

TCCC has a substantial equity investment in the Company. The Company, TCCC and certain affiliates are parties to various agreements in which TCCC and certain affiliates have agreed, subject to certain exceptions, not to compete in the energy drink category in certain territories prior to the termination of the applicable distribution coordination agreement with TCCC. The Company’s distribution agreements with TCCC distributors also provide, subject to certain exceptions, that the applicable distributor will not distribute competitive energy drink products. While we believe that these agreements incentivize TCCC to take steps to ensure that our products receive the appropriate attention in the TCCC distribution system, there can be no assurance of this as disagreements as to the interpretation of the provisions in such agreements may arise and TCCC is a much larger company with many strategic priorities. In addition, TCCC does not control all members of its distribution system, many of which are independent companies that make their own business decisions that may not always align with TCCC’s interests. Moreover, it is possible that we may fail to recognize the expected benefits of the new distribution arrangements regardless of TCCC’s priorities or the priorities of the members of TCCC’s distribution system. In any such case, our operating results could suffer and the value of the Company’s common shares could be adversely affected.

On October 31, 2018, the Company and TCCC mutually agreed to submit an issue to the American Arbitration Association (“AAA”) in order to obtain clarification of an exception to a provision under various agreements preventing TCCC from competing in the energy drink category. TCCC has developed three energy products that it believes it may market under such exception, relating to the Coca-Cola brand.  We expect a decision will be reached during the second quarter of 2019.  In addition, TCCC has indicated that it has suspended the proposed launch of such products until April 2019. While we believe that the exception does not apply to this situation, there can be no assurances that the arbitration will resolve in our favor. As the relief sought is limited, no reasonable possible range of losses, if any, can be estimated. In addition, if TCCC proceeds with the launch of such products, there can be no assurances that we will not encounter difficulties in maintaining our current revenues, market share or position in the energy drink category in such territories, which could adversely affect our business and operating results.

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

Virtually all of our sales are derived from our energy drinks, including our Monster Energy® brand energy drinks and our Strategic Brand energy drinks acquired from TCCC in 2015. Our Monster Energy® brand energy drinks and Strategic Brands represented 91.7% and 7.5% of net sales, respectively, for the year ended December 31, 2018. Any decrease in the sales of our Monster Energy® brand and other energy drinks could significantly adversely affect our future revenues and net income. Historically, we have experienced substantial competition from new entrants in the energy drink category as well as from the energy shot category. Domestically, our energy drinks compete directly with Red Bull, Rockstar, Amp, Venom, VPX Redline, Xenergy, MiO Energy, Rip It, Starbucks Doubleshot, Starbucks Doubleshot Energy Plus Coffee, Rockstar Roasted, 5-Hour Energy Shots, Stacker 2, VPX Bang, V8+ Energy, UPTIME, hi*ball, CELSIUS, C4 and many other brands.  In addition, certain large companies, such as PepsiCo, market and/or distribute products in that market segment, such as Pepsi Max, Mountain Dew and Mountain Dew Kickstart. Internationally, our energy drinks compete with Red Bull, Rockstar, V-Energy, Lucozade and numerous local and private-label brands that usually differ from country to country, such as HELL, Shock, Tiger, Boost, Speed, TNT, Shark, Hot 6, Shark Energy, Dragon, Score, Sting, Battery, Bullit, Flash Up, Black, Non-Stop, Bomba, Semtex, Vive 100, Dark Dog, Guaraná, M-150, Lipovitan, Bacchus, Volt, Bolt, Mr. Big, Boom, Raptor, Amp, Fusion, Hi-Tiger,

Eastroc Super Drink, Carabao, Power Horse, XL, Crazy Tiger, Effect, Missile, NOCCO, Adrenaline Rush and a host of other international brands. Our Java Monster®, Espresso Monster® and Caffé Monster® product lines compete directly with Starbucks Frappuccino, Starbucks Doubleshot, Starbucks Doubleshot Energy Plus Coffee and other Starbucks coffee drinks, Rockstar Roasted, Dunkin Donuts, Gold Peak Tea, Stok, High Brew, McCafé, hi*ball and International Delight. Our Muscle Monster® product line competes directly with Muscle Milk, Core Power, Premier Protein, Kellogg’s Special K Protein, Bolthouse Farms Protein, EAS AdvantEDGE, EAS Myoplex, Gatorade G Series 03 Recover, 5-Hour and PowerBar. Our Monster Hydro® product line competes directly with Vitamin Water, Sparkling Ice, Bai, Propel, Vita Coco, Lucozade and BODYARMOR. Competitive pressures in the energy drink category could impact our revenues, cause price erosion and/or lower market share, any of which could have a material adverse effect on our business and results of operations.

The Company, in several markets, owns multiple potentially competing brands in the energy drink category.

The Strategic Brands acquired from TCCC in 2015 represented 7.5% of consolidated net sales for the year ended December 31, 2018. In several markets our Monster Energy® brand energy drinks and Strategic Brands compete with each other. Although we continue to integrate the Strategic Brands with our broader energy drink portfolio, we may encounter difficulties managing different and potentially competing brands in such shared markets, which could adversely impact our business and results of operations.

TCCC is a significant shareholder of the Company and may have interests that are different from the Company’s other shareholders (including current shareholders of the Company).

As of February 20, 2019, TCCC owned common shares of the Company representing approximately 19% of the total number of the Company’s outstanding common shares. TCCC has also nominated two directors to the Company’s board of directors. The number of directors that TCCC is entitled to nominate is subject to reduction in certain circumstances. In March 2018, we entered into an agreement extending TCCC’s right to nominate two directors to serve until June 2019.

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

Legislation has been proposed and/or adopted at the U.S. federal, state and/or municipal level and proposed and/or adopted in certain foreign jurisdictions to restrict the sale of energy drinks (including, prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limit the content of caffeine and other ingredients in beverages, require certain product labeling disclosures and/or warnings, impose excise taxes, limit product size or impose age restrictions for the sale of energy drinks. For a discussion of certain of such legislation, see “Part I, Item 1 – Business – Government Regulation.” Furthermore, additional legislation may be introduced in the United States and other countries at the federal, state, local and municipal level in respect of each of the foregoing subject areas.  Public health officials and health advocates are increasingly focused on the public health consequences associated with obesity, especially as it affects children, and are seeking legislative change to reduce the consumption of sweetened beverages.  There also has been an increased focus on caffeine content in beverages. To the extent any such legislation is enacted in one or more jurisdictions where a significant amount of our products are sold, individually or in the aggregate, it could result in a reduction in demand for, or availability of, our energy drinks, and adversely affect our business, financial condition and results of operations.

The production, distribution and sale in the United States of many of our products are also currently subject to various federal and state regulations, including, but not limited to: the FD&C Act; the Occupational Safety and Health Act; various environmental statutes; data privacy laws; California Proposition 65; and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling and ingredients of such products. Outside the United States, the production, distribution and sale of many of our products are also subject to numerous statutes and regulations.  If a regulatory authority finds that a current or future product, its label, or a production run is not in compliance with any of these regulations, we may be fined, or such products may have to be recalled, reformulated and/or have the packaging changed, which could adversely affect our business, financial condition and results of operations.

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

Important factors affecting our ability to compete successfully include the taste and flavor of our products, trade and consumer promotions, rapid and effective development of new and unique cutting edge products, attractive and different packaging, branded product advertising and pricing. Our products compete with all liquid refreshments and in some cases with products of much larger and substantially better financed competitors, including the products of numerous nationally and internationally known producers such as TCCC, PepsiCo, Red Bull GmbH and KDP. We also compete with companies that are smaller or primarily national or local in operations. Our products also compete with private-label brands such as those carried by grocery store chains, convenience store chains and club stores. The rapid growth in sales through e-commerce retailers, e-commerce websites, mobile commerce applications and subscription services, may result in a shift away from physical retail operations to digital channels.

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

Global economic uncertainties, including foreign currency exchange rates, affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. There can be no assurance that economic improvements will occur, or that they would be sustainable, or that they would enhance conditions in markets relevant to us. In addition, we cannot predict the duration and severity of disruptions in any of our markets or the impact they may have on our customers or business, as our expansion outside of the United States has increased our exposure to any developments or crises in African, Asian, European and other international markets. Unfavorable economic conditions and financial uncertainties in our major international markets, including uncertainties surrounding the United Kingdom’s impending withdrawal from the European Union, commonly referred to as “Brexit,” and increases in tariffs that may result, and unstable political conditions, including civil unrest and governmental changes, in certain of our other international markets could undermine global consumer confidence and reduce consumers’ purchasing power, thereby reducing demand for our products.

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

Consumers are seeking greater variety in their beverages. Our future success will depend, in part, upon our continued ability to develop and introduce different and innovative beverages that appeal to consumers. In order to retain and expand our market share, we must continue to develop and introduce different and innovative beverages and be competitive in the areas of taste, quality and price, although there can be no assurance of our ability to do so. There is no assurance that consumers will continue to purchase our products in the future. Product lifecycles for some beverage brands, products and/or packages may be limited to a few years before consumers’ preferences change. The beverages we currently market are in varying stages of their product lifecycles, and there can be no assurance that such beverages will become or remain profitable for us. We may be unable to achieve volume growth through product and packaging initiatives. We may also be unable to penetrate new markets. Additionally, as shopping patterns are being affected by the digital evolution, with customers embracing shopping by way of mobile device applications, e-commerce retailers and e-commerce websites or platforms, we may be unable to address or anticipate changes in consumer shopping preferences. If our revenues decline, our business, financial condition and results of operations could be adversely affected.

Our continued expansion outside of the United States exposes us to uncertain conditions and other risks in international markets.

We have continued expanding our operations internationally into a variety of new markets, including launches in China and various African and Middle Eastern countries. Our gross sales to customers outside of the United States were approximately 31%, 28% and 25% of consolidated gross sales for the years ended December 31, 2018, 2017 and 2016, respectively. As our growth strategy includes further expanding our international business, if we are unable to continue to expand distribution of our products outside the United States, our growth rate could be adversely affected. In many international markets, we have limited operating experience and in some areas we have no operating experience. It is costly to establish, develop and maintain international operations and develop and promote our brands in international markets. Our percentage gross profit margins in many international markets are expected to be less than the comparable percentage gross profit margins obtained in the United States. We face and will continue to face substantial risks associated with having foreign operations, including: economic and/or political instability in our international markets; unfavorable foreign currency exchange rates; restrictions on or costs relating to the repatriation of foreign profits to the United States, including possible taxes and/or withholding obligations on any repatriations; and tariffs and/or trade restrictions. These risks could have a significant impact on our ability to sell our products on a competitive basis in international markets and could have a material adverse effect on our business, financial condition and results of operations. Also, our operations outside of the United States are subject to risks relating to appropriate compliance with legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, higher product damages, particularly when products are shipped long distances, potentially higher incidence of fraud and/or corruption, credit risk of local customers and distributors and potentially adverse tax consequences.

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

We are exposed to foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities denominated in currencies other than the U.S. dollar. We may enter into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. We have not used instruments to hedge against all foreign currency risks and are therefore not protected against all foreign currency fluctuations. As a result, our reported earnings may be affected by changes in foreign currency exchange rates. Moreover, any favorable impacts to profit margins or financial results from fluctuations in foreign currency exchange rates are likely to be unsustainable over time. Foreign currency transaction losses were $4.0 million, $3.3 million and $9.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Default by or failure of one or more of our counterparty financial institutions could cause us to incur significant losses.

As part of any hedging activities that we may conduct, we may enter into transactions involving derivative financial instruments, including forward contracts, commodity futures contracts, option contracts, collars and swaps, with various financial institutions. We also have significant amounts of cash, cash equivalents and other investments on deposit or in accounts with banks or other financial institutions both in the United States and abroad, exposing us to risk of default by or failure of such counterparty financial institutions. This risk of counterparty default or failure is greater during periods of economic downturn or uncertainty in financial markets. If one of our counterparties became insolvent or filed for bankruptcy, our ability to recover losses incurred due to the default or to retrieve assets deposited or held in accounts with such counterparty may be limited by the counterparty’s liquidity or applicable laws governing insolvency and bankruptcy proceedings. Default by or failure of one or more of our counterparties could cause us to incur significant losses and negatively impact our results of operations and financial condition.

We rely on bottlers and other contract packers to manufacture our products. If we are unable to maintain good relationships with our bottlers and contract packers and/or their ability to manufacture our products becomes constrained or unavailable to us, our business could suffer.

Our acquisition of AFF in 2016 brought our primary flavor supplier in-house for the majority of our Monster Energy® brand energy drinks. However, we also procure flavors from other independent flavor suppliers. We do not manufacture finished goods, but instead outsource manufacturing of our finished goods to bottlers and other contract packers. As a result, in the event of a disruption and/or delay, we may be unable to procure alternative packing facilities at commercially reasonable rates and/or within a reasonably short time period. In addition, there are limited alternative packing facilities in our domestic and international markets with adequate capacity and/or suitable equipment for many of our products, including certain of our Monster Energy® brand energy drinks, our Muscle Monster® product line, our Java Monster® product line, our Espresso Monster® product line, our Monster Hydro® product line and certain of our other products. For example, in the second half of 2016 and into the fourth quarter of 2017, sales of our Java Monster® and Muscle Monster® product lines were adversely impacted by production capacity constraints resulting from production and maintenance issues with certain of our co-packers. While this short-term disruption in production did not significantly affect our revenues, a lengthy disruption or delay in the production of any of our products could significantly adversely affect our revenues from such products because alternative co-packing facilities in the United States and abroad with adequate long-term capacity may not be available for such products either at commercially reasonable rates and/or costs and/or within a reasonably short time period, if at all. In addition, recently there has been a consolidation of co-packers.  If we are unable to maintain good relationships with our largest co-packers, or if our costs of co-packing increase, our business, financial condition and results of operations could be adversely affected.

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

Unilateral decisions could be taken by our bottlers/distributors, convenience and gas chains, grocery chains, specialty chain stores, club stores and other customers to discontinue carrying certain or all of our products that they are carrying at any time, which could cause our business to suffer.

The TCCC North American Bottlers, Coca-Cola European Partners, Coca-Cola Hellenic, Coca-Cola FEMSA, Coca-Cola Amatil, Swire Coca-Cola (China), COFCO Coca-Cola, Coca-Cola Beverages Africa and Coca-Cola İçecek are our primary domestic and international distributors of our products. As a result, if we are unable to maintain good relationships with the TCCC North American Bottlers, Coca-Cola European Partners, Coca-Cola Hellenic, Coca-Cola FEMSA, Coca-Cola Amatil, Swire Coca-Cola (China), COFCO Coca-Cola, Coca-Cola Beverages Africa and/or Coca-Cola İçecek, or if the TCCC North American Bottlers, Coca-Cola European Partners, Coca-Cola Hellenic, Coca-Cola FEMSA, Coca-Cola Amatil, Swire Coca-Cola (China), COFCO Coca-Cola, Coca-Cola Beverages Africa and/or Coca-Cola İçecek do not effectively focus on marketing, promoting, selling and distributing our products, sales of our products could be adversely affected.

TCCC, through the TCCC Subsidiaries, accounted for approximately 3%, 18% and 41% of our net sales for the years ended December 31, 2018, 2017 and 2016, respectively. A decision by certain TCCC North American Bottlers (including CCBCC Operations, LLC and Reyes Coca-Cola Bottling), Coca-Cola European Partners, Coca-Cola Hellenic, Coca-Cola FEMSA, Coca-Cola Amatil, Swire Coca-Cola (China), COFCO Coca-Cola, Coca-Cola Beverages Africa, Coca-Cola İçecek, Wal-Mart, Inc. (including Sam’s Club), or any other large customer to decrease the amount purchased from us or to cease carrying our products could have a material adverse effect on our financial condition and consolidated results of operations.

The marketing efforts of our distributors are important for our success. If our brands prove to be less attractive to our existing bottlers and distributors, if we fail to attract additional bottlers and distributors, and/or our bottlers/distributors do not market, promote and distribute our products effectively, our business, financial condition and results of operations could be adversely affected.

Increases in costs and/or shortages of raw materials and/or ingredients and/or fuel and/or costs of co-packing could harm our business.

The principal raw materials used by us are aluminum cans, sleek aluminum cans, aluminum Cap Cans, aluminum cans with re-sealable ends, PET plastic bottles, glass bottles, caps, flavors, juice concentrates, glucose, sugar, sucralose, milk, cream, protein, coffee, tea, dietary ingredients and other packaging materials, the costs and availability of which are subject to fluctuations. For certain flavors purchased from third-party suppliers and used in a limited number of our Monster Energy® brand energy drinks and/or our Strategic Brands energy drinks, these third-party flavor suppliers own the proprietary rights to certain of their flavor formulas. We do not have possession of the list of such flavor ingredients or formulas used in the production of certain of our products and certain of our blended concentrates, and we may be unable to obtain comparable flavors or concentrates from alternative suppliers on short notice. Our third-party flavor suppliers generally do not make such flavors and/or blended concentrates available to other third party customers. We have identified alternative suppliers for certain of the ingredients contained in many of our beverages. However, industry-wide shortages of certain flavors, fruits and fruit juices, coffee, tea, dairy-based products, dietary ingredients and sweeteners have been, and could from time to time in the future be, encountered, which could interfere with and/or delay production of certain of our products. In addition, certain of our co-packing arrangements allow such co-packers to increase their fees based on certain of their own cost increases. We are uncertain whether the prices of any of the above or any other raw materials or ingredients, certain of which have recently risen, will continue to rise or may rise in the future. We are unsure whether we will be able to pass any of such increases on to our customers. Although we generally do not use hedging agreements or alternative instruments to manage the risks associated with securing sufficient ingredients or raw materials, from time to time, we, through our aluminum can suppliers, enter into purchase agreements for the purchase of aluminum, as well as enter into purchase agreements for portions of our annual anticipated requirements for certain of our other raw materials such as glucose, sugar and sucralose. In 2018, the United States imposed tariffs on steel and aluminum as well as on goods imported from China and certain other countries.  Additional tariffs imposed by the United States on a broader range of imports, or further retaliatory trade measures taken by China or other countries in response, could result in an increase in supply chain costs.

In addition, some of these raw materials, including certain sizes of cans, are available from limited suppliers.

Our failure to accurately estimate demand for our products could adversely affect our business and financial results.

We may not correctly estimate demand for our existing products and/or new products. Our ability to estimate demand for our products is imprecise, particularly with regard to new products, and may be less precise during periods of rapid growth, particularly in new markets. If we materially underestimate demand for our products or are unable to secure sufficient ingredients or raw materials including, but not limited to, aluminum cans, aluminum Cap Cans, sleek aluminum cans, aluminum cans with re-sealable ends, PET plastic bottles, glass bottles, caps, labels, sucralose, flavors, dietary ingredients, juice concentrates, certain sweeteners, coffee, tea, protein and packaging materials or experience difficulties with our co-packing arrangements, including production shortages or quality issues, we might not be able to satisfy demand on a short-term basis. Moreover, industry-wide shortages of certain juice concentrates, dietary ingredients and sweeteners have been and could, from time to time in the future, be experienced, resulting in production fluctuations and/or product shortages. We generally do not use hedging agreements or alternative instruments to manage this risk. Such shortages could interfere with and/or delay production of certain of our products and could have a material adverse effect on our business and financial results.

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

We own numerous trademarks that are very important to our business. We also own the copyright in, and to, a portion of the content on the packaging of our products. We regard our trademarks, copyrights and similar intellectual property as critical to our success and attempt to protect such intellectual property through registration and enforcement actions. However, there can be no assurance that other parties will not infringe or misappropriate our trademarks, copyrights and similar proprietary rights. If we lose some or all of our intellectual property rights, our business may be materially adversely affected.

Negative publicity (whether or not warranted) concerning product safety or quality, human and workplace rights, obesity or other issues could damage our brand image and corporate reputation, and may cause our business to suffer.

Our success depends on our ability to build and maintain the brand image for our existing products, new products and brand extensions and maintain our corporate reputation. There can be no assurance that our advertising, marketing and promotional programs and our commitment to product safety and quality and human rights will have the desired impact on our products’ brand image and on consumer preference and demand. Product safety, quality and/or ingredient content issues, efficacy or lack thereof (real or imagined), or allegations of product contamination, even if false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products. Furthermore, our brand image or perceived product quality could be adversely affected by litigation, unfavorable reports in the media (internet or elsewhere), studies in general and regulatory or other governmental inquiries (in each case whether involving our products or those of our competitors) and proposed or new legislation affecting our industry. In addition, from time to time, there are public policy endeavors that are either directly related to our products and packaging or to our business. These public policy debates can occasionally be the subject of backlash from advocacy groups that have a differing point of view and could result in adverse media and consumer reaction, including product boycotts. Similarly, our sponsorship relationships could subject us to negative publicity as a result of actual or alleged misconduct by individuals or entities associated with organizations we sponsor or support.  Likewise, campaigns by activists connecting us, or our supply chain, with human and workplace rights issues could adversely impact our corporate image and reputation. We have made a number of commitments to respect human rights, including through our Human Rights Policy, Supplier Code of Conduct, Code of Business Conduct and Ethics and our grievance procedures. Allegations, even if untrue, that we are not respecting one or more of the 30 human rights found in the United Nations Universal Declaration of Human Rights; actual or perceived failure by our suppliers or other business partners to comply with applicable labor and workplace rights laws, including child labor laws, or their actual or perceived abuse or misuse of migrant workers; and adverse publicity surrounding obesity and health concerns related to our products, water usage, environmental impact, labor relations or the like could negatively affect our Company’s overall reputation and brand image, which in turn could have a negative impact on our products’ acceptance by consumers.

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

If we are not able to retain the full-time services of senior management, there may be an adverse effect on our operations and/or our operating performance until we find suitable replacements.

Our business is dependent, to a large extent, upon the services of our senior management. We do not maintain key person life insurance on any members of our senior management. The loss of services of either Rodney Sacks, Chairman and Chief Executive Officer, Hilton Schlosberg, Vice-Chairman, President and Chief Financial Officer, or any other key members of our senior management could adversely affect our business until suitable replacements can be found. There may be a limited number of personnel with the requisite skills to serve in these positions, and we may be unable to locate or employ such qualified personnel on acceptable terms.

Climate change may negatively affect our business.

There is concern that a gradual increase in global average temperatures due to increased carbon dioxide and other greenhouse gases in the atmosphere could cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. While warmer weather has historically been associated with increased sales of our products, changing weather patterns could result in decreased agricultural productivity in certain regions, which may limit availability and/or increase the cost of certain key ingredients, juice concentrates, and dietary and other ingredients used in our products and could impact the food security of communities around the world. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain (including, without limitation, the availability of, and/or result in higher prices for, juice concentrates, natural flavors and dietary and other ingredients) and/or impact demand for our products. Natural disasters and extreme weather conditions, such as hurricanes, wildfires, earthquakes or floods, may affect our operations and the operation of our supply chain and unfavorably impact the demand for, or our consumers’ ability to purchase, our products. The predicted effects of climate change may also result in challenges regarding availability and quality of water, or less favorable pricing for water, which could adversely impact our business and results of operations. In addition, public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs, and may require us to make additional investments in facilities and equipment. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations. Sales of our products may also be influenced to some extent by weather conditions in the markets in which we operate. Weather conditions may influence consumer demand for certain of our beverages, which could have an effect on our operations, either positively or negatively.

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

We are subject to income and other taxes in both the U.S. and certain foreign jurisdictions. Therefore, we may be subjected to audits for multiple tax years in various jurisdictions at once. At any given time, events may occur which change our expectation about how any such tax audits will be resolved and thus, there could be variability in our quarterly and/or annual tax rates, because these events may change our plans for uncertain tax positions. On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Reform Act”) which imposes broad and complex changes to the U.S. tax code. We completed our analysis of the Tax Reform Act during 2018 and adjusted the 2017 provisional estimate to the final amounts in accordance with Staff Accounting Bulletin No. 118.

Volatility of stock price may restrict sale opportunities.

Our stock price is affected by a number of factors, including stockholder expectations, financial results, the introduction of new products by us and our competitors, general economic and market conditions, estimates and projections by the investment community and public comments by other parties as well as many other factors including litigation, many of which are beyond our control. We do not provide guidance on our future performance, including, but not limited to, our revenues, margins, product mix, operating expenses or net income. We may be unable to achieve analysts’ net revenue and/or earnings forecasts, which are based on their own projected revenues, sales volumes and sales mix of many product types and/or new products, certain of which are more profitable than others, as well as their own estimates of gross margin and operating expenses. There can be no assurance that we will achieve any such projected levels or mixes of product sales, revenues, gross margins, operating profits and/or net income. As a result, our stock price is subject to significant volatility, and stockholders may not be able to sell our stock at attractive prices. In addition, periods of volatility in the market price of our stock could result in the initiation of securities class action litigation against us. During the fiscal year ended December 31, 2018, the high of our stock price was $70.22 and the low was $47.61.

Provisions in our organizational documents and control by insiders may prevent changes in control even if such changes would be beneficial to other stockholders.

Our organizational documents may limit changes in control. Furthermore, as of February 20, 2019, Mr. Sacks and Mr. Schlosberg together may be deemed to beneficially own and/or exercise voting control over approximately 9.8% of our outstanding common stock. As of February 20, 2019, TCCC owned approximately 19% of our common stock. Consequently, Mr. Sacks, Mr. Schlosberg and TCCC could exercise significant control over matters submitted to a vote of our stockholders, including electing directors, amending organizational documents and disapproving extraordinary transactions such as a takeover attempt, even though such actions may be favorable to the other common stockholders.

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

At December 31, 2018, we had $637.5 million in cash and cash equivalents and $320.7 million in short-term investments. We have historically invested these amounts in U.S. treasuries, certificates of deposit, commercial paper, government agencies and municipal securities (which may have an auction reset feature), variable rate demand notes and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. These risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

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

We may be required to record a significant charge to earnings in our financial statements during the period in which we determine that our intangible assets have been impaired. Any such charge would adversely impact our results of operations. As of December 31, 2018, our goodwill totaled approximately $1.33 billion and other intangible assets totaled approximately $1.05 billion.

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

Litigation, legal proceedings, arbitrations, government and regulatory inquiries and/or proceedings could expose us to significant liabilities and thus negatively affect our financial results.

We are a party, from time to time, to various litigation claims and legal proceedings, arbitrations, government and regulatory inquiries and/or proceedings, including, but not limited to, intellectual property, fraud, unfair business practices, false advertising, product liability, breach of contract claims, securities actions and shareholder derivative actions. Material legal proceedings are described more fully in, “Part I, Item 3 – Legal Proceedings” and in “Part II, Item 8, Note 11” to our consolidated financial statements contained in this Form 10-K.

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

Our owned corporate headquarters are located at 1 Monster Way, Corona, California 92879, consisting of (i) an approximately 141,000 square-foot, free-standing, six-story building (ENERGY STAR certified), (ii) an approximately 147,625 square-foot three-story parking structure and storage facility, which houses our approximately 14,000 square-foot quality control laboratory, and (iii) an adjacent approximately 75,426 square foot, free-standing, three-story building (pursuing ENERGY STAR certification).

Our owned Southern California warehouse is located in Rialto, California, consisting of an approximately 1,000,000 square-foot building which is LEED certified.

In addition, we lease many smaller office and/or warehouse spaces, both domestically and in certain international locations.

ITEM 3.                                        LEGAL PROCEEDINGS

The Company, TCCC and certain affiliates are parties to various agreements setting forth, among other things, provisions relating to TCCC’s equity holding in the Company and the terms on which the Company’s energy products are distributed globally by members of TCCC’s distribution network. Among other provisions, the agreements restrict TCCC from competing in the energy drink category in certain territories prior to the termination of the applicable distribution coordination agreement with TCCC, with certain exceptions.

TCCC has developed three energy products that it believes it may market under the exception relating to the Coca-Cola brand.  The Company believes that the exception does not apply to this situation.  By mutual agreement to obtain clarification, the issue was submitted to AAA arbitration on October 31, 2018. We expect a decision will be reached during the second quarter of 2019. TCCC has indicated that it has suspended the proposed launch of such products until April 2019. As the relief sought is limited, no reasonable possible range of losses, if any, can be estimated.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, or in the amount of any related insurance reimbursements recorded. As of December 31, 2018, the Company’s consolidated balance sheet includes accrued loss contingencies of approximately $0.06 million.

ITEM 4.                                        MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                                        MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

The Company’s common stock trades on the Nasdaq Global Select Market under the same symbol, “MNST”.  As of February 20, 2019, there were 543,148,169 shares of the Company’s common stock outstanding held by approximately 198 holders of record. The holders of record do not include those stockholders whose shares are held of record by banks, brokers and other financial institutions.

Stock Price and Dividend Information

We have not paid cash dividends to our stockholders since our inception and do not anticipate paying cash dividends in the foreseeable future.

On February 28, 2017, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “February 2017 Repurchase Plan”). During the year ended December 31, 2018, the Company purchased 4.3 million shares of common stock at an average purchase price of $57.74 per share, for a total amount of $249.9 million (excluding broker commissions), under the February 2017 Repurchase Plan, which exhausted the availability under the February 2017 Repurchase Plan. Such shares are included in common stock in treasury in the accompanying consolidated balance sheet at December 31, 2018.

On February 27, 2018, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to $250.0 million of the Company’s outstanding common stock (the “February 2018 Repurchase Program”). During the year ended December 31, 2018, the Company purchased 5.0 million shares of common stock at an average purchase price of $49.81 per share, for a total amount of $249.9 million (excluding broker commissions), which exhausted the availability under the February 2018 Repurchase Program. Such shares are included in common stock in treasury in the accompanying consolidated balance sheet at December 31, 2018.

On May 29, 2018, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “May 2018 Repurchase Plan”). During the year ended December 31, 2018, the Company purchased 9.0 million shares of common stock at an average purchase price of $55.55 per share, for a total amount of $499.9 million (excluding broker commissions), under the May 2018 Repurchase Plan, which exhausted the availability under the May 2018 Repurchase Plan.  Such shares are included in the common stock in treasury in the accompanying consolidated balance sheet at December 31, 2018.

On August 7, 2018, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “August 2018 Repurchase Plan”). During the year ended December 31, 2018, the Company purchased 6.0 million shares of common stock at an average purchase price of $57.11 per share, for a total amount of $340.3 million (excluding broker commissions), under the August 2018 Repurchase Plan.  Such shares are included in the common stock in treasury in the accompanying consolidated balance sheet at December 31, 2018.  As a result of purchases of our common stock in January 2019 and February 2019, as of February 26, 2019, $20.6 million remained available for repurchase under the August 2018 Repurchase Plan.

During the year ended December 31, 2018, 34,976 shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $2.1 million. While such purchases are considered common stock repurchases, they are not counted as purchases against our authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying consolidated balance sheet at December 31, 2018.

The following tabular summary reflects the Company’s repurchase activity during the quarter ended December 31, 2018:

Period	Total Number of Shares Purchased	Average Price per Share¹	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands)²
Nov 1 – Nov 30, 2018	4,812,896	$57.41	4,812,896	$420,288
Dec 1 – Dec 31, 2018	4,607,630	$56.56	4,607,630	$159,612

¹Excluding broker commissions paid.

²Net of broker commissions paid.

Performance Graph

The following graph shows a five-year comparison of cumulative total returns:1

1Annual return assumes reinvestment of dividends.  Cumulative total return assumes an initial investment of $100 on December 31, 2013. The Company’s self-selected peer group is comprised of TCCC, Dr Pepper Snapple Group, Inc. (through July 9, 2018), National Beverage Corporation, Jones Soda Company and PepsiCo.

ITEM 6.                                        SELECTED FINANCIAL DATA

The consolidated statements of operations data set forth below with respect to each of the fiscal years ended December 31, 2016 through 2018 and the balance sheet data as of December 31, 2018 and 2017, are derived from our audited consolidated financial statements included herein, and should be read in conjunction with those financial statements and notes thereto, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Part II, Item 7 of this Annual Report on Form 10-K. The consolidated statements of operations data for the fiscal years ended December 31, 2015 and 2014 and the balance sheet data as of December 31, 2016, 2015 and 2014 are derived from the Company’s audited consolidated financial statements not included herein.

(in thousands, except per share information)	2018	2017	2016	2015	2014
Net sales[1,2]	$3,807,183	$3,369,045	$3,049,393	$2,722,564	$2,464,867
Gross profit[1,2]	$2,295,375	$2,137,690	$1,942,000	$1,632,301	$1,339,810
Gross profit as a percentage to net sales	60.3%	63.5%	63.7%	60.0%	54.4%
Operating income[1,3]	$1,283,619	$1,198,787	$1,085,338	$893,653	$747,505
Net income[1,3]	$993,004	$820,678	$712,685	$546,733	$483,185
Net income per common share:
Basic	$1.78	$1.45	$1.21	$0.97	$0.96
Diluted	$1.76	$1.42	$1.19	$0.95	$0.92
Cash, cash equivalents and investments	$958,163	$1,203,921	$600,530	$2,935,375	$1,194,397
Total assets	$4,526,891	$4,791,012	$4,153,471	$5,571,277	$1,938,875
Stockholders’ equity	$3,610,901	$3,895,212	$3,329,709	$4,809,410	$1,515,150

¹ Includes $44.3 million, $43.4 million, $40.3 million, $62.8 million and $15.0 million for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, respectively, related to the recognition of deferred revenue.

2 Net sales and gross profit were negatively impacted by approximately $42.2 million for the year ended December 31, 2018 as a result of the adoption of ASC 606.

3 Includes $26.6 million, $35.4 million, $79.8 million, $224.0 million and ($0.2) million for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, respectively, related to expenditures attributable to the costs associated with terminating existing distributors.

ITEM 7.                                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to – and should be read in conjunction with – our financial statements and the accompanying notes (“Notes”) included in Part II, Item 8 of this Form 10-K. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements. See “Forward-Looking Statements” and “Part I, Item 1A – Risk Factors.”

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

Our Business

Overview

We develop, market, sell and distribute energy drink beverages and concentrates for energy drink beverages, primarily under the following brand names:

•                 Monster Energy®

•                 Monster Energy Ultra®

•                 Monster Rehab®

•                 Monster MAXX®

•                 Java Monster®

•                 Muscle Monster®

•                 Espresso Monster®

•                 Punch Monster®

•                 Juice Monster®

•                 Monster Hydro®

•                 Caffé Monster®

•                 Predator®

•                 Live+

• NOS® • Full Throttle® • Burn® • Mother® • Nalu® • Ultra Energy® • Play® and Power Play(stylized)® • Relentless® • BPM® • BU® • Gladiator® • Samurai® • Mutant®

Our net sales of $3.81 billion for the year ended December 31, 2018 represented record annual net sales. Net sales of our Monster Energy® brand energy drinks were $3.49 billion for the year ended December 31, 2018. Net sales of our Strategic Brands were $285.8 million for the year ended December 31, 2018.

Net sales for the year ended December 31, 2018 were negatively impacted by approximately $42.2 million as a result of the adoption of Accounting Standards Codification (“ASC”) 606. Under ASC 606, commissions paid to TCCC, based on sales to certain of the Company’s TCCC bottlers/distributors that TCCC consolidates, or to the TCCC Related Parties, are included as a reduction to net sales. Prior to January 1, 2018, commissions based on sales to the TCCC Related Parties, were included in operating expenses.

Net changes in foreign currency exchange rates had a favorable impact on net sales in the Monster Energy® Drinks segment of approximately $14.6 million for the year ended December 31, 2018. Net changes in foreign currency exchange rates had a favorable impact on net sales in the Strategic Brands segment of approximately $0.2 million for the year ended December 31, 2018.

Our growth strategy includes expanding our international business. Gross sales to customers outside the United States amounted to $1.36 billion, $1.09 billion and $888.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. Such sales were approximately 31%, 28% and 25% of gross sales for the years ended December 31, 2018, 2017 and 2016, respectively.

Our customers are primarily full service beverage bottlers/distributors, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, foodservice customers and the military. Percentages of our gross sales to our various customer types for the years ended December 31, 2018, 2017 and 2016 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such bottlers/distributors’ sales to their own customers.

	2018	2017	2016
U.S. full service bottlers/distributors	61%	63%	65%
International full service bottlers/distributors	31%	28%	25%
Club stores and mass merchandisers	6%	7%	8%
Retail grocery, specialty chains and wholesalers	1%	1%	1%
Other	1%	1%	1%

Our customers include Coca-Cola Refreshments USA, Inc., Coca-Cola Refreshments Canada Company (Coca-Cola Canada Bottling Limited from September 28, 2018), Coca-Cola Bottling Company, CCBCC Operations, LLC, United Bottling Contracts Company, LLC, Reyes Coca-Cola Bottling, Great Lakes Coca-Cola Bottling, Coca-Cola Southwest Beverages LLC, Coca-Cola of Northern New England, Swire Coca-Cola, USA, Liberty Coca-Cola Beverages, Coca-Cola European Partners, Coca-Cola Hellenic, Coca-Cola FEMSA, Coca-Cola Amatil, Swire Coca-Cola (China), COFCO Coca-Cola, Coca-Cola Beverages Africa, Coca-Cola İçecek and certain other TCCC network bottlers, Asahi Soft Drinks, Co., Ltd., Kalil Bottling Group, Wal-Mart, Inc. (including Sam’s Club), Costco Wholesale Corporation and Big Geyser, Inc.  A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations.

TCCC, through certain consolidated subsidiaries (the “TCCC Subsidiaries”), accounted for approximately 3%, 18% and 41% of our net sales for the years ended December 31, 2018, 2017 and 2016, respectively. As part of TCCC’s North America Refranchising initiative (the “North America Refranchising”), the territories of certain TCCC Subsidiaries have been transitioned to certain independent TCCC bottlers/distributors and/or TCCC Related Parties. Accordingly, our percentage of net sales to the TCCC Subsidiaries significantly decreased for the year ended December 31, 2018.

CCBCC Operations, LLC accounted for approximately 13%, 13% and 9% of our net sales for the years ended December 31, 2018, 2017 and 2016, respectively.

Reyes Coca-Cola Bottling accounted for approximately 12%, 6% and 2% of the Company’s net sales for the years ended December 31, 2018, 2017 and 2016, respectively.

Coca-Cola European Partners accounted for approximately 10%, 9% and 9% of the Company’s net sales for the years ended December 31, 2018, 2017 and 2016, respectively.

We continue to incur expenditures in connection with the development and introduction of new products and flavors.

Value Drivers of our Business

We believe that the key value drivers of our business include the following:

•                  International Growth – The introduction, development and sustained profitability of our Monster Energy® brand internationally remains a key value driver for our corporate growth. One or more of our products are distributed in approximately 155 countries and territories worldwide.

•                  Profitable Growth – We believe “functional” value-added brands supported by marketing and innovation and targeted to a diverse consumer base, drive profitable growth.  We continue to broaden our family of products to provide more alternatives to consumers.  We are focused on increasing the profit margins for both our Monster Energy® Drinks segment and our Strategic Brands segment, and believe that tailored branding, packaging, pricing and distribution channel strategies help achieve profitable growth. We are implementing these strategies with a view to continuing profitable growth.

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

Gross and net sales, gross profit, operating income, net income and net income per share represent key measurements of the above value drivers. These measurements will continue to be a key management focus in 2019 and beyond (See “Part II, Item 7 – Results of Operations – Results of Operations for the Year Ended December 31, 2018, Compared to the Year Ended December 31, 2017”).

As of December 31, 2018, the Company had working capital of $1.20 billion compared to $1.53 billion as of December 31, 2017. The decrease in working capital was primarily the result of the $1.34 billion of repurchases of our common stock during the year ended December 31, 2018. For the year ended December 31, 2018, our net cash provided by operating activities was approximately $1.16 billion as compared to $987.7 million for the year ended December 31, 2017. Principal uses of cash flows in 2018, were purchases of investments, repurchase of our common stock, development of our Monster Energy® brand internationally and acquisitions of property and equipment. These principal uses of cash flows are expected to be and remain our principal recurring use of cash and working capital funds in the future (See “Part II, Item 7 – Liquidity and Capital Resources”).

Opportunities, Challenges and Risks

Looking forward, our management has identified certain challenges and risks for the beverage industry and the Company, including our significant commercial relationship with TCCC and TCCC’s status as a significant shareholder of the Company, in each case as described above under “Part I, Item 1A – Risk Factors.”

In addition, legislation has been proposed and/or adopted at the U.S., state, county and/or municipal level and proposed and/or adopted in certain foreign jurisdictions to restrict the sale of energy drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limit caffeine content, require certain product labeling disclosures and/or warnings, impose taxes, limit product sizes or impose age restrictions for the sale of energy drinks.  In addition, articles critical of the caffeine content in energy drinks and their perceived benefits and articles indicating certain health risks of energy drinks have been published. The proposal and/or adoption of such legislation and the publication of such articles, or the future proposal and/or adoption of similar legislation or publication of similar articles, may adversely affect our Company. In addition, uncertainty and/or volatility in our domestic and/or our international economic markets could negatively affect both the stability of our industry and our Company. Furthermore, our growth strategy includes expanding our international business, which exposes us to risks inherent in conducting international operations, including the risks associated with foreign currency exchange rate fluctuations. Consumer discretionary spending also represents a challenge to the successful marketing and sale of our products. Increases in consumer and regulatory awareness of the health problems arising from obesity and inactive lifestyles continue to represent a challenge. We recognize that obesity is a complex and serious public health problem. Our commitment to consumers begins with our broad product line and a wide selection of diet, light and low calorie beverages within our energy drink product lines. We continuously strive to meet changing consumer needs through beverage innovation, choice and variety. (See “Part I, Item 1A – Risk Factors”).

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

In addition, other key challenges and risks that could impact our Company’s future financial results include, but are not limited to:

•                 the risks associated with the realization of benefits from our relationship with TCCC;

•                 the relationship risks associated with the arbitration with TCCC;

•             the outcome of our arbitration proceedings with TCCC, including TCCC developing and distributing additional energy products;

•                 changes in consumer preferences and demand for our products;

•                 economic uncertainty in the United States, Europe and other countries in which we operate;

•                 the risks associated with foreign currency exchange rate fluctuations;

•                 maintenance of our brand image, product quality and corporate reputation;

•                 increasing concern over various environmental, human rights and health matters, including obesity, caffeine consumption and energy drinks generally, and changes in regulation and consumer preferences in response to those concerns;

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

•                 limitations on available quantities of certain package containers such as the aluminum 24-ounce Cap Can;

•                 limitations on co-packing availability, particularly for retort production;

•                 the impact of Brexit on our business in Europe and the United Kingdom; and

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

•                 domestic and international growth potential of our products;

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

•                 launching and/or relaunching our products and new products into new domestic and international markets and channels; and

•                 continued focus on reducing our cost base.

Results of Operations

The following table sets forth key statistics for the years ended December 31, 2018, 2017 and 2016, respectively.

(In thousands, except per share amounts)				Percentage Change	Percentage Change
	2018	2017	2016	18 vs. 17	17 vs. 16
Net sales[1,2]	$3,807,183	$3,369,045	$3,049,393	13.0%	10.5%
Cost of sales	1,511,808	1,231,355	1,107,393	22.8%	11.2%
Gross profit*[1,2]	2,295,375	2,137,690	1,942,000	7.4%	10.1%
Gross profit as a percentage of net sales[1,2]	60.3%	63.5%	63.7%

Operating expenses[3,4]	1,011,756	938,903	856,662	7.8%	9.6%
Operating expenses as a percentage of net sales	26.6%	27.9%	28.1%

Operating income[1,3]	1,283,619	1,198,787	1,085,338	7.1%	10.5%
Operating income as a percentage of net sales	33.7%	35.6%	35.6%

Other income (expense), net	9,653	2,836	(5,653)	240.4%	150.2%

Income before provision for income taxes[1,3]	1,293,272	1,201,623	1,079,685	7.6%	11.3%

Provision for income taxes	300,268	380,945	367,000	(21.2%)	3.8%

Income taxes as a percentage of income before taxes	23.2%	31.7%	34.0%

Net income[1,3]	$993,004	$820,678	$712,685	21.0%	15.2%
Net income as a percentage of net sales	26.1%	24.4%	23.4%

Net income per common share:
Basic	$1.78	$1.45	$1.21	23.1%	19.4%
Diluted	$1.76	$1.42	$1.19	23.8%	19.7%

Case sales (in thousands)
(in 192-ounce case equivalents)	410,886	359,957	320,960	14.1%	12.2%

¹ Includes $44.3 million, $43.4 million and $40.3 million for the years ended December 31, 2018, 2017 and 2016, respectively, related to the recognition of deferred revenue.

2 Net sales were negatively impacted by approximately $42.2 million for the year ended December 31, 2018 as a result of the adoption of ASC 606.

3 Includes $26.6 million, $35.4 million and $79.8 million for the years ended December 31, 2018, 2017 and 2016, respectively, related to distributor termination costs.

4 Without the adoption of ASC 606, an additional $42.2 million of commissions would have been included in operating expenses for the year ended December 31, 2018 (such commissions are included as a reduction to net sales).

*Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses. We include out-bound freight and warehouse costs in operating expenses rather than in cost of sales.

Results of Operations for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017.

Net Sales. Net sales were $3.81 billion for the year ended December 31, 2018, an increase of approximately $438.1 million, or 13.0% higher than net sales of $3.37 billion for the year ended December 31, 2017. Net sales for the year ended December 31, 2018 were negatively impacted by approximately $42.2 million as a result of the adoption of ASC 606. Net changes in foreign currency exchange rates had a favorable impact on net sales of approximately $14.8 million for the year ended December 31, 2018.

Net sales for the Monster Energy® Drinks segment were $3.50 billion for the year ended December 31, 2018, an increase of approximately $450.8 million, or 14.8% higher than net sales of $3.05 billion for the year ended December 31, 2017. Net sales for the Monster Energy® Drinks segment for the year ended December 31, 2018 were negatively impacted by approximately $17.4 million as a result of the adoption of ASC 606. Net changes in foreign currency exchange rates had a favorable impact on net sales for the Monster Energy® Drinks segment of approximately $14.6 million for the year ended December 31, 2018. Net sales for the Monster Energy® Drinks segment increased primarily due to increased sales by volume of our Monster Energy® brand energy drinks as a result of increased domestic and international consumer demand.

Net sales for the Strategic Brands segment were $285.8 million for the year ended December 31, 2018, a decrease of approximately $14.0 million, or 4.7% lower than net sales of $299.8 million for the year ended December 31, 2017. Net sales for the Strategic Brands segment for the year ended December 31, 2018 were negatively impacted by approximately $24.9 million as a result of the adoption of ASC 606. Net changes in foreign currency exchange rates had a favorable impact on net sales for the Strategic Brands segment of approximately $0.2 million for the year ended December 31, 2018.

Net sales for the Other segment were $22.9 million for the year ended December 31, 2018, an increase of approximately $1.3 million, or 6.1% higher than net sales of $21.6 million for the year ended December 31, 2017.

Case sales, in 192-ounce case equivalents, were 410.9 million cases for the year ended December 31, 2018, an increase of approximately 50.9 million cases or 14.1% higher than case sales of 360.0 million cases for the year ended December 31, 2017. The overall average net sales per case (excluding net sales of AFF Third-Party Products of $22.9 million and $21.6 million for the years ended December 31, 2018 and 2017, respectively, as these sales do not have unit case equivalents) decreased to $9.21 for the year ended December 31, 2018, which was 1.0% lower than the average net sales per case of $9.30 for the year ended December 31, 2017, due to the adoption of ASC 606. Without the adoption of ASC 606, the overall average net sales per case increased to $9.31 for the year ended December 31, 2018, as compared to average net sales per case of $9.30 for the year ended December 31, 2017.

Gross Profit.  Gross profit was $2.30 billion for the year ended December 31, 2018, an increase of approximately $157.7 million, or 7.4% higher than the gross profit of $2.14 billion for the year ended December 31, 2017. The increase in gross profit dollars was primarily the result of the $455.1 million increase in net sales of our Monster Energy® brand energy drinks for the year ended December 31, 2018.

Gross profit as a percentage of net sales decreased to 60.3% for the year ended December 31, 2018 from 63.5% for the year ended December 31, 2017. Gross profit as a percentage of net sales, excluding the impact of ASC 606, was 60.7% for the year ended December 31, 2018.

The decrease in gross profit as a percentage of net sales was primarily attributable to (i) increases in certain input costs, principally aluminum cans, freight in and other input costs; (ii) domestic product sales mix (iii) geographical sales mix, as a result of our international sales increasing as a percentage of total net sales (our foreign operations generally have lower gross profit margins); (iv) the $42.2 million of commissions accounted for as a reduction to net sales due to the adoption of ASC 606; and (v) increases in promotional allowances as a percentage of gross sales.

Operating Expenses.  Total operating expenses were $1.01 billion for the year ended December 31, 2018, an increase of approximately $72.9 million, or 7.8% higher than total operating expenses of $938.9 million for the year ended December 31, 2017. The increase in operating expenses was primarily due to increased out-bound freight and warehouse costs of $38.5 million, increased payroll expenses of $28.6 million (of which $4.8 million was related to an increase in stock-based compensation), increased expenditures of $14.8 million for sponsorships and endorsements, and increased expenditures of $12.1 million for other marketing expenses.  The increase in operating expenses was partially offset by the $8.8 million decrease in costs associated with distributor terminations. Commissions included in operating expenses were $16.7 million, or 65.1% lower than commissions included in operating expenses of $47.7 million for the year ended December 31, 2017. Without the adoption of ASC 606, an additional $42.2 million of commissions would have been included in operating expenses for the year ended December 31, 2018 (such commissions are included as a reduction to net sales).

Operating Income.  Operating income was $1.28 billion for the year ended December 31, 2018, an increase of approximately $84.8 million, or 7.1% higher than operating income of $1.20 billion for the year ended December 31, 2017. Operating income as a percentage of net sales decreased to 33.7% for the year ended December 31, 2018 from 35.6% for the year ended December 31, 2017. Operating income was $180.8 million and $139.3 million for the years ended December 31, 2018 and 2017, respectively, in connection with our operations in EMEA, Asia Pacific and South America.

Operating income for the Monster Energy® Drinks segment was $1.37 billion for the year ended December 31, 2018, an increase of approximately $106.5 million, or 8.4% higher than operating income of $1.26 billion for the year ended December 31, 2017. The increase in operating income for the Monster Energy® Drinks segment was primarily the result of the $455.1 million increase in net sales of our Monster Energy® brand energy drinks for the year ended December 31, 2018.

Operating income for the Strategic Brands segment was $176.5 million for the year ended December 31, 2018, an increase of approximately $2.1 million, or 1.2% higher than operating income of $174.5 million for the year ended December 31, 2017.

Operating income for the Other segment was $5.4 million for the year ended December 31, 2018, a decrease of approximately $0.2 million, or 4.0% lower than operating income of $5.6 million for the year ended December 31, 2017.

Other Income (expense), net.  Other non-operating income, net, was $9.7 million for the year ended December 31, 2018, as compared to other non-operating income, net, of $2.8 million for the year ended December 31, 2017. Foreign currency transaction (losses)/gains were ($4.0) million and ($3.3) million for the years ended December 31, 2018 and 2017, respectively. Interest income was $13.8 million and $6.8 million for the years ended December 31, 2018 and 2017, respectively.

Provision for Income Taxes.  Provision for income taxes was $300.3 million for the year ended December 31, 2018, a decrease of $80.7 million, or 21.2% lower than the provision for income taxes of $380.9 million for the year ended December 31, 2017. The effective combined federal, state and foreign tax rate decreased to 23.2% from 31.7% for the years ended December 31, 2018 and 2017, respectively. The decrease in the effective tax rate was primarily due to the reduction in the U.S. federal statutory tax rate as a result of the Tax Reform Act signed into law on December 22, 2017 (before considering the potential impact of further clarification of certain matters related to the Tax Reform Act), and to a reduction in certain foreign income that is subject to U.S. taxation.  The decrease in the provision for income taxes was partially offset by the elimination of the domestic production deduction following the Tax Reform Act as well as a decrease in the stock based compensation tax deduction.

Net Income.  Net income was $993.0 million for the year ended December 31, 2018, an increase of $172.3 million, or 21.0% higher than net income of $820.7 million for the year ended December 31, 2017. The increase in net income was primarily due to the $157.7 million increase in gross profit and the $80.7 million decrease in the provision for income taxes. The increase in net income was partially offset by the increase in operating expenses of $72.9 million.

Results of Operations for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016.

Net Sales. Net sales were $3.37 billion for the year ended December 31, 2017, an increase of approximately $319.7 million, or 10.5% higher than net sales of $3.05 billion for the year ended December 31, 2016. The increase in net sales of our Monster Energy® brand energy drinks represented approximately $287.4 million of the overall increase in net sales. Net sales of our Monster Energy® brand energy drinks increased partially due to increased sales by volume as a result of increased domestic and international consumer demand. Net sales of our Strategic Brands were $299.8 million for the year ended December 31, 2017, an increase of $27.3 million, or 10.0% higher than net sales of $272.5 million for the year ended December 31, 2016. Net sales of our AFF Third-Party Products were $21.6 million for the year ended December 31, 2017, an increase of $4.6 million, or 27.0% higher than net sales of $17.0 million (effectively from April 1, 2016 to December 31, 2016) for the year ended December 31, 2016. No other individual product line contributed either a material increase or decrease to net sales for the year ended December 31, 2017.

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

Net sales for the Monster Energy® Drinks segment were $3.05 billion for the year ended December 31, 2017, an increase of approximately $287.7 million, or 10.4% higher than net sales of $2.76 billion for the year ended December 31, 2016.

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

Gross Profit.  Gross profit was $2.14 billion for the year ended December 31, 2017, an increase of approximately $195.7 million, or 10.1% higher than the gross profit of $1.94 billion for the year ended December 31, 2016. Gross profit as a percentage of net sales decreased to 63.5% for the year ended December 31, 2017 from 63.7% for the year ended December 31, 2016.  The increase in gross profit dollars was primarily the result of the $287.4 million increase in net sales of our Monster Energy® brand energy drinks as well as an approximately $58.3 million increase in raw material cost savings for the year ended December 31, 2017 from our acquisition of AFF in 2016 (the “AFF Transaction”). The decrease in gross profit as a percentage of net sales was primarily attributable to geographical sales mix (our foreign operations generally have lower gross profit margins) and to certain increases in other costs, which were partially offset by raw material cost savings from the AFF Transaction and changes in domestic product sales mix.

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

Operating Income.  Operating income was $1.20 billion for the year ended December 31, 2017, an increase of approximately $113.4 million, or 10.5% higher than operating income of $1.09 billion for the year ended December 31, 2016. Operating income as a percentage of net sales was 35.6% for both the years ended December 31, 2017 and 2016. Operating income was $139.3 million and $101.7 million for the years ended December 31, 2017 and 2016, respectively, in connection with our operations in Africa, Asia, Australia, Europe, the Middle East and South America.

Operating income for the Monster Energy® Drinks segment was $1.26 billion for the year ended December 31, 2017, an increase of approximately $116.2 million, or 10.1% higher than operating income of $1.15 billion for the year ended December 31, 2016. The increase in operating income for the Monster Energy® Drinks segment was primarily the result of the $287.4 million increase in net sales of our Monster Energy® brand energy drinks as well an approximately $58.3 million increase in raw material cost savings for the year ended December 31, 2017 from the AFF Transaction.

Operating income for the Strategic Brands segment was $174.5 million for the year ended December 31, 2017, an increase of approximately $11.3 million, or 7.0% higher than operating income of $163.1 million for the year ended December 31, 2016. The increase in operating income for the Strategic Brands segment was primarily due to an increase in net sales.

Operating income for the Other segment was $5.6 million for the year ended December 31, 2017, an increase of approximately $3.3 million, or 143.3% higher than operating income of $2.3 million for the year ended December 31, 2016.

Other Income (Expense), net.  Other non-operating income (expense), net, was $2.8 million for the year ended December 31, 2017, as compared to other non-operating income (expense), net, of ($5.7) million for the year ended December 31, 2016. Foreign currency transaction losses were $3.3 million and $9.7 million for the years ended December 31, 2017 and 2016, respectively. Interest income, net, was $6.8 million and $4.0 million for the years ended December 31, 2017 and 2016, respectively.

Provision for Income Taxes.  Provision for income taxes was $380.9 million for the year ended December 31, 2017, an increase of $13.9 million, or 3.8% higher than the provision for income taxes of $367.0 million for the year ended December 31, 2016. The effective combined federal, state and foreign tax rate decreased to 31.7% from 34.0% for the years ended December 31, 2017 and 2016, respectively. The decrease in the effective tax rate was primarily due to the increase in profits earned by foreign subsidiaries in lower tax jurisdictions relative to the United States as well as to the increase in equity compensation deductions, due in part to the increase in the related excess tax benefits recorded in net income. The decrease in the effective tax rate was partially offset by the recognition of $39.8 million of tax expense related to the revaluation of the U.S. net deferred tax asset at December 31, 2017, from 35% to the newly enacted U.S. corporate income tax rate of 21% due to the Tax Reform Act enacted on December 22, 2017.

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

Non-GAAP Financial Measures

Gross Sales**.  Gross sales were $4.43 billion for the year ended December 31, 2018, an increase of approximately $568.2 million, or 14.7% higher than gross sales of $3.86 billion for the year ended December 31, 2017.

Gross sales of our Monster Energy® brand energy drinks were $4.02 billion for the year ended December 31, 2018, an increase of $560.9 million, or 16.2% higher than gross sales of $3.46 billion for the year ended December 31, 2017. Gross sales of our Monster Energy® brand energy drinks increased partially due to increased sales by volume as a result of increased domestic and international consumer demand.

Gross sales of our Strategic Brands were $327.1 million for the year ended December 31, 2018, an increase of $8.6 million, or 2.7% higher than gross sales of $318.5 million for the year ended December 31, 2017.

Gross sales of our AFF Third-Party Products were $22.9 million for the year ended December 31, 2018, an increase of $1.3 million, or 6.1% higher than gross sales of $21.6 million for the year ended December 31, 2017.

No other individual product line contributed either a material increase or decrease to gross sales for the year ended December 31, 2018.

Promotional and other allowances, as described in the footnote below, were $622.3 million for the year ended December 31, 2018, an increase of $130.0 million, or 26.4% higher than promotional and other allowances of $492.3 million for the year ended December 31, 2017. Promotional and other allowances as a percentage of gross sales increased to 14.0% from 12.7% for the years ended December 31, 2018 and 2017, respectively, partially due to an increase in commissions of $42.2 million included in net sales, related to the adoption of ASC 606 described above.

Net changes in foreign currency exchange rates had a favorable impact on gross sales in the Monster Energy® Drinks segment of approximately $21.6 million for the year ended December 31, 2018. Net changes in foreign currency exchange rates had a favorable impact on gross sales in the Strategic Brands segment of approximately $0.2 million for the year ended December 31, 2018.

Gross Sales**.  Gross sales were $3.86 billion for the year ended December 31, 2017, an increase of approximately $375.9 million, or 10.8% higher than gross sales of $3.49 billion for the year ended December 31, 2016. The increase in gross sales of our Monster Energy® brand energy drinks represented approximately $345.1 million of the overall increase in gross sales. Gross sales of our Monster Energy® brand energy drinks increased partially due to increased sales by volume as a result of increased domestic and international consumer demand.

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

No other individual product line contributed either a material increase or decrease to gross sales for the year ended December 31, 2017.

Promotional and other allowances, as described in the footnote below, were $492.3 million for the year ended December 31, 2017, an increase of $56.3 million, or 12.9% higher than promotional and other allowances of $436.1 million for the year ended December 31, 2016. Promotional and other allowances as a percentage of gross sales increased to 12.7% from 12.5% for the years ended December 31, 2017 and 2016, respectively.

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

The following table reconciles the non-GAAP financial measure of gross sales with the most directly comparable GAAP financial measure of net sales:

In thousands				Percentage Change	Percentage Change
	2018	2017	2016	18 vs. 17	17 vs. 16
Gross sales, net of discounts and returns	$4,429,522	$3,861,368	$3,485,463	14.7%	10.8%
Less: Promotional and other allowances***	622,339	492,323	436,070	26.4%	12.9%
Net Sales	$3,807,183	$3,369,045	$3,049,393	13.0%	10.5%

***Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the presentation thereof does not conform to GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances primarily include consideration given to our bottlers/distributors or retail customers including, but not limited to the following: (i) discounts granted off list prices to support price promotions to end-consumers by retailers; (ii) reimbursements given to our bottlers/distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (iii) our agreed share of fees given to bottlers/distributors and/or directly to retailers for advertising, in-store marketing and promotional activities; (iv) our agreed share of slotting, shelf space allowances and other fees given directly to retailers, club stores and/or wholesalers; (v) incentives given to our bottlers/distributors and/or retailers for achieving or exceeding certain predetermined sales goals; (vi) discounted or free products; (vii) contractual fees given to our bottlers/distributors related to sales made by us direct to certain customers that fall within the bottlers’/distributors’ sales territories; and (viii) certain commissions paid based on sales to our bottlers/distributors. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. Promotional and other allowances constitute a material portion of our marketing activities. Our promotional allowance programs with our numerous bottlers/distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year. The primary drivers of our promotional and other allowance activities for the years ended December 31, 2018, 2017 and 2016 were (i) to increase sales volume and trial, (ii) to address market conditions, and (iii) to secure shelf and display space at retail.

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

Our quarterly results of operations reflect seasonal trends that are primarily the result of increased demand in the warmer months of the year. It has been our experience that beverage sales tend to be lower during the first and fourth quarters of each calendar year. In addition, our experience with our energy drink products suggests they are less seasonal than the seasonality expected from traditional beverages. Quarterly fluctuations may also be affected by other factors including the introduction of new products, the opening of new markets where temperature fluctuations are more pronounced, the addition of new bottlers/distributors and customers, changes in the sales mix of our products and changes in and/or increased advertising and promotional expenses.  (See “Part I, Item 1 – Business – Seasonality”).

	2018	2017	2016	2015	2014
Net Sales (in Thousands)
Quarter 1	$850,921	$742,146	$680,186	$626,791	$536,129
Quarter 2	1,015,873	907,068	827,488	693,722	687,199
Quarter 3	1,016,160	909,476	787,954	756,619	635,972
Quarter 4	924,229	810,355	753,765	645,432	605,567
Total	$3,807,183	$3,369,045	$3,049,393	$2,722,564	$2,464,867

Less: AFF third party net sales (in Thousands)
Quarter 1	$(4,657)	$(5,539)	$-	$-	$-
Quarter 2	(6,623)	(6,174)	(6,635)	-	-
Quarter 3	(6,573)	(5,200)	(5,686)	-	-
Quarter 4	(5,067)	(4,692)	(4,690)	-	-
Total	$(22,920)	$(21,605)	$(17,011)	$-	$-

Adjusted Net Sales (in Thousands)¹
Quarter 1	$846,264	$736,607	$680,186	$626,791	$536,129
Quarter 2	1,009,250	900,894	820,853	693,722	687,199
Quarter 3	1,009,587	904,276	782,268	756,619	635,972
Quarter 4	919,162	805,663	749,075	645,432	605,567
Total	$3,784,263	$3,347,440	$3,032,382	$2,722,564	$2,464,867

Unit Case Volume / Sales (in Thousands)
Quarter 1	92,315	79,992	72,653	57,779	51,926
Quarter 2	110,057	97,233	87,574	68,037	65,587
Quarter 3	111,038	96,184	82,767	81,274	62,204
Quarter 4	97,476	86,548	77,966	67,531	58,563
Total	410,886	359,957	320,960	274,621	238,280

Adjusted Average Net Sales Per Case
Quarter 1	$9.17	$9.21	$9.36	$10.85	$10.32
Quarter 2	9.17	9.27	9.37	10.20	10.48
Quarter 3	9.09	9.40	9.45	9.31	10.22
Quarter 4	9.43	9.31	9.61	9.56	10.34
Total	$9.21	$9.30	$9.45	$9.91	$10.34

1Excludes Other segment net sales of $22.9 million, $21.6 million and $17.0 million for the years ended December 31, 2018, 2017 and 2016, respectively, comprised of sales of our AFF Third-Party Products to independent third parties as these sales do not have unit case equivalents.

The following represents case sales by segment for the years ended December 31:

(In thousands, except average net sales per case)
	2018	2017	2016	2015	2014
Net sales	$3,807,183	$3,369,045	$3,049,393	$2,722,564	$2,464,867
Less: AFF third-party sales	(22,920)	(21,605)	(17,011)	-	-
Adjusted net sales¹	$3,784,263	$3,347,440	$3,032,382	$2,722,564	$2,464,867

Case sales by segment:
Monster Energy® Drinks	338,880	289,105	256,323	228,628	210,444
Strategic Brands	72,006	70,852	64,637	34,791	-
Other	-	-	-	11,202	27,836
Total case sales	410,886	359,957	320,960	274,621	238,280
Average net sales per case[2]	$9.21	$9.30	$9.45	$9.91	$10.34

1Excludes Other segment net sales of $22.9 million, $21.6 million and $17.0 million for the years ended December 31, 2018, 2017 and 2016, respectively, comprised of sales of our AFF Third-Party Products to independent third parties as these sales do not have unit case equivalents.

2Without the adoption of ASC 606, the overall average net sales per case increased to $9.31 for year ended December 31, 2018, as compared to average net sales per case of $9.30 for the year ended December 31, 2017.

Inflation

We do not believe that inflation had a significant impact on our results of operations for the years ended December 31, 2018, 2017 or 2016.

Liquidity and Capital Resources

Cash flows provided by operating activities.  Cash provided by operating activities was $1.16 billion for the year ended December 31, 2018, as compared with cash provided by operating activities of $987.7 million for the year ended December 31, 2017.

For the year ended December 31, 2018, cash provided by operating activities was primarily attributable to net income earned of $993.0 million and adjustments for certain non-cash expenses, consisting of $57.1 million of stock-based compensation and $57.0 million of depreciation and other amortization. For the year ended December 31, 2018, cash provided by operating activities also increased due to a $98.7 million decrease in prepaid income taxes, an $11.7 million increase in accrued promotional allowances, an $18.1 million increase in accrued liabilities, a $10.0 million decrease in distributor receivables, a $9.9 million increase in accounts payable, a $5.5 million increase in accrued compensation and a $1.9 million increase in income taxes payable. For the year ended December 31, 2018, cash used in operating activities was primarily attributable to a $48.4 million increase in accounts receivable, a $26.1 million increase in inventories, a $20.0 million decrease in deferred revenue and a $6.7 million increase in prepaid expenses and other current assets.

For the year ended December 31, 2017, cash provided by operating activities was primarily attributable to net income earned of $820.7 million and adjustments for certain non-cash expenses, consisting of $52.3 million of stock-based compensation and $48.9 million of depreciation and other amortization. For the year ended December 31, 2017, cash provided by operating activities also increased due to a $125.0 million decrease in the TCCC Transaction receivables, a $67.9 million decrease in deferred income taxes, a $29.6 million increase in accounts payable, a $21.1 million increase in accrued promotional allowances, an $11.8 million decrease in accounts receivable, a $4.5 million increase in accrued compensation and a $4.7 million decrease in distributor receivables. For the year ended December 31, 2017, cash used in operating activities was primarily attributable to a $71.3 million increase in prepaid income taxes, an $88.9 million increase in inventories, a $19.9 million decrease in deferred revenue, a $8.2 million decrease in accrued distributor terminations, a $4.5 million decrease in accrued liabilities, a $3.6 million decrease in income taxes payable and a $2.4 million increase in prepaid expenses and other current assets.

Cash flows provided by (used in) investing activities. Net cash provided by investing activities was $273.0 million for the year ended December 31, 2018 as compared to cash used in investing activities of $531.5 million for the year ended December 31, 2017.

For both the years ended December 31, 2018 and 2017, cash provided by investing activities was primarily attributable to sales of available-for-sale investments. For both the years ended December 31, 2018 and 2017, cash used in investing activities was primarily attributable to purchases of available-for-sale investments. For both the years ended December 31, 2018 and 2017, cash used in investing activities also included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, real property, computer software, equipment used for sales and administrative activities, certain leasehold improvements, improvements to real property and acquisition, defense and maintenance of trademarks. We expect to continue to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, leasehold improvements, the acquisition of capital equipment (specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products and to develop our brand in international markets) and for other corporate purposes. From time to time, we may also use cash to purchase additional real property related to our beverage business and/or acquire compatible businesses.

Cash flows used in financing activities.  Cash used in financing activities was $1.32 billion for the year ended December 31, 2018 as compared to cash used in financing activities of $311.1 million for the year ended December 31, 2017. The cash flows used in financing activities for both the years ended December 31, 2018 and 2017 was primarily the result of the repurchases of our common stock. The cash flows provided by financing activities for both the years ended December 31, 2018, and 2017 was primarily attributable to the issuance of our common stock.

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

Cash and cash equivalents, short-term and long-term investments – As of December 31, 2018, we had $637.5 million in cash and cash equivalents and $320.7 million in short-term investments. We have historically invested these amounts in U.S. treasuries, U.S. government agency securities and municipal securities (which may have an auction reset feature), certificates of deposit, commercial paper, variable rate demand notes and money market funds meeting certain criteria. We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical rating organizations) in selecting and maintaining our investments. We regularly assess market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Of our $637.5 million of cash and cash equivalents held at December 31, 2018, $341.8 million was held by our foreign subsidiaries. No short-term or long-term investments were held by our foreign subsidiaries at December 31, 2018. We do not currently intend, nor do we foresee a need, to repatriate undistributed earnings of our foreign subsidiaries, other than to repay certain intercompany debt owed to our U.S. operations.

We believe that cash available from operations, including our cash resources and our revolving line of credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of shares of our common stock, as well as purchases of capital assets, equipment and properties, through at least the next 12 months. Based on our current plans, at this time we estimate that capital expenditures (exclusive of common stock repurchases) are likely to be approximately $100.0 million through December 31, 2019. However, future business opportunities may cause a change in this estimate.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of December 31, 2018:

	Payments due by period (in thousands)
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Contractual Obligations¹	$190,186	$99,004	$75,149	$16,033	$-
Capital Leases	836	836	-	-	-
Operating Leases	27,968	3,954	5,359	3,795	14,860
Purchase Commitments²	49,777	49,777	-	-	-
	$268,767	$153,571	$80,508	$19,828	$14,860

¹Contractual obligations include our obligations related to sponsorships and other commitments.

²Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms, but are generally satisfied within one year.

In addition, $5.0 million of unrecognized tax benefits have been recorded as liabilities as of December 31, 2018.  It is expected that any change in the amount of unrecognized tax benefit within the next 12 months will not be significant.  In addition, $0.9 million of potential penalties and interest have been recorded as liabilities as of December 31, 2018.

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

Goodwill – The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not amortized; instead goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If the Company determines that the fair value is less than the carrying value, the Company will use a two-step process to determine the amount of goodwill impairment. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process, performed only if a potential impairment exists, involves determining the difference between the fair value of the reporting unit’s net assets, other than goodwill, and the fair value of the reporting unit. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value. For the years ended December 31, 2018, 2017 and 2016 there were no impairments recorded.

Other Intangibles – Other Intangibles are comprised of trademarks that represent the Company’s exclusive ownership of the Monster Energy®, ®, Monster Energy Ultra®, Unleash the Beast!®, Monster Rehab®, Mutant®, Java Monster®, Monster Hydro®, Espresso Monster®, Caffé Monster®, Monster Energy Extra Strength Nitrous Technology®, Muscle Monster®, Punch Monster®, Juice Monster®, M3(stylized)®, BU®, Nalu®, NOS®, Full Throttle®, Burn®, Mother®, Ultra Energy®, Play® and Power Play(stylized)®, Gladiator®, Relentless®, Samurai®, Predator® and BPM® trademarks, all used in connection with the manufacture, sale and distribution of beverages. The Company also owns in its own right a number of other trademarks, flavors and formulas in the United States, as well as in a number of countries around the world. In addition, in 2016, we secured the intellectual property of our most important flavors for certain of our Monster Energy® Brand energy drinks in perpetuity. In accordance with FASB ASC 350, intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of its indefinite-lived assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. The Company amortizes its intangibles with finite useful lives over their respective useful lives. For the years ended December 31, 2018, 2017 and 2016 there were no impairments recorded.

Long-Lived Assets – Management regularly reviews property and equipment and other long-lived assets, including certain definite-lived intangible assets, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  If there is indication of impairment, management then prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated using the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. For the years ended December 31, 2018, 2017 and 2016, there were no impairment indicators identified. Long-lived assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell.

Foreign Currency Translation and Transactions – The accounts of the Company’s foreign subsidiaries are translated in accordance with FASB ASC 830. Foreign currency transaction gains and losses are recognized in other expense, net, at the time they occur. Net foreign currency exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries whose functional currency is not the U.S. dollar are recorded as a part of accumulated other comprehensive loss in stockholders’ equity. Unrealized foreign currency exchange gains and losses on certain intercompany transactions that are of a long-term investment nature (i.e., settlement is not planned or anticipated in the foreseeable future) are also recorded in accumulated other comprehensive loss in stockholders’ equity. During the years ended December 31, 2018, 2017 and 2016, we entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries non-functional currency denominated assets and liabilities. All foreign currency exchange contracts outstanding as of December 31, 2018 have terms of three months or less. We do not enter into forward currency exchange contracts for speculation or trading purposes.

Revenue Recognition – The Company’s Monster Energy® Drinks segment generates net operating revenues by selling ready-to-drink packaged energy drinks primarily to bottlers and full service beverage distributors. In some cases, the Company sells directly to retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, drug stores, foodservice customers and the military.

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

The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. Certain of the Company’s bottlers/distributors may also perform a separate function as a co-packer on the Company’s behalf. In such cases, control of the Company’s products passes to such bottlers/distributors when they notify the Company that they have taken possession or transferred the relevant portion of the Company’s finished goods. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of December 31, 2018 or December 31, 2017.

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

•     discounted or free products;

•     contractual fees given to the Company’s bottlers/distributors related to sales made directly by the Company to certain customers that fall within the bottlers’/distributors’ sales territories; and

•     commissions paid to TCCC based on our sales to the TCCC Subsidiaries and/or the TCCC Related Parties.

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

Amounts received pursuant to new and/or amended distribution agreements entered into with certain distributors, relating to the costs associated with terminating the Company’s prior distributors, are accounted for as revenue ratably over the anticipated life of the respective distribution agreements, generally 20 years.

The Company also enters into license agreements that generate revenues associated with third-party sales of non-beverage products bearing our trademarks including, but not limited to, clothing, hats, t-shirts, jackets, helmets and automotive wheels.

Management believes that adequate provision has been made for cash discounts, returns and spoilage based on the Company’s historical experience.

Cost of Sales – Cost of sales consists of the costs of flavors, concentrates and/or beverage bases, the costs of raw materials utilized in the manufacture of beverages, co-packing fees, repacking fees, in-bound freight charges, as well as internal transfer costs, warehouse expenses incurred prior to the manufacture of the Company’s finished products and certain quality control costs.  In addition, the

Company includes in costs of sales certain costs such as depreciation, amortization and payroll costs that relate to the direct manufacture by the Company of certain flavors and concentrates.  Raw materials account for the largest portion of cost of sales.  Raw materials include cans, bottles, other containers, flavors, ingredients and packaging materials.

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

•     The relationship risks associated with the arbitration with TCCC;

•     The outcome of our arbitration proceedings with TCCC, including TCCC developing and distributing additional energy products;

•     The effect of TCCC being one of our significant shareholders and the potential divergence of TCCC’s interests from those of our other shareholders;

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

•     The effect of inquiries from, and/or actions by, state attorneys general, the Federal Trade Commission (the “FTC”), the Food and Drug Administration (the “FDA”), municipalities, city attorneys, other government agencies, quasi-government agencies, government officials (including members of U.S. Congress) and/or analogous central and local agencies and other authorities in the foreign countries in which our products are manufactured and/or distributed, into the advertising, marketing, promotion, ingredients, sale and/or consumption of our energy drink products, including voluntary and/or required changes to our business practices;

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

•     Our ability to absorb, reduce, or pass on to our bottlers/distributors increases in freight costs;

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

•     Uncertainty and volatility in the domestic and global economies, including risk of counterparty default or failure;

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

•     Adverse publicity surrounding obesity and health concerns related to our products, water usage, environmental impact, human rights and labor and workplace laws;

•     Changes in demand that are weather related and/or for other reasons, including changes in product category consumption;

•     Changes in cost and availability of certain key ingredients, as well as disruptions to the supply chain, as a result of climate change and extreme weather conditions;

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

•     Our ability to comply with and/or resulting lower consumer demand for energy drinks due to proposed and/or future U.S. federal, state and local laws and regulations and/or proposed or existing laws and regulations in certain foreign jurisdictions and/or any changes therein, including changes in taxation requirements (including tax rate changes, new tax laws, new and/or increased excise, sales and/or other taxes on our products and revised tax law interpretations) and environmental laws, as well as the FD&C Act and regulations or rules made thereunder or in connection therewith by the FDA, as well as changes in any other food, drug or similar laws in the United States and internationally, especially those changes that may restrict the sale of energy drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limit caffeine content in beverages, require certain product labeling disclosures and/or warnings, impose excise taxes, impose sugar taxes, limit product sizes, or impose age restrictions for the sale of energy drinks, as well as laws and regulations or rules made or enforced by the Bureau of Alcohol, Tobacco, Firearms and Explosives and/or the FTC or their foreign counterparts;

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

•     Our ability to make suitable arrangements and/or procure sufficient capacity for the co-packing of any of our products both domestically and internationally, the timely replacement of discontinued co-packing arrangements and/or limitations on co-packing availability, including for retort production;

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

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business our financial position is routinely subject to a variety of risks.  The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are fluctuations in commodity and other input prices affecting the costs of our raw materials (including, but not limited to, increases in the costs of juice concentrates, increases in the price of aluminum for cans, as well as sugar and other sweeteners, glucose, sucrose, milk, cream, protein, coffee and tea, all of which are used in some or many of our products), fluctuations in energy and fuel prices, and limited availability of certain raw materials. We generally do not use hedging agreements or alternative instruments to manage the risks associated with securing sufficient ingredients or raw materials. We are also subject to market risks with respect to the cost of commodities and other inputs because our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate.

We do not use derivative financial instruments to protect ourselves from fluctuations in interest rates and generally do not hedge against fluctuations in commodity prices.

Our gross sales to customers outside of the United States were approximately 31% and 28% of consolidated gross sales for the years ended December 31, 2018 and 2017, respectively. Our growth strategy includes expanding our international business. As a result, we are subject to risks from changes in foreign currency exchange rates. During the year ended December 31, 2018, we entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts entered into by us as of December 31, 2018 have terms of three months or less. We do not enter into forward currency exchange contracts for speculation or trading purposes.

We have not designated our foreign currency exchange contracts as hedge transactions under FASB ASC 815. Therefore, gains and losses on our foreign currency exchange contracts are recognized in other expense, net, in the consolidated statements of income, and are largely offset by the changes in the fair value of the underlying economically hedged item. We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates as of December 31, 2018 to be significant.

As of December 31, 2018, we had $637.5 million in cash and cash equivalents and $320.7 million in short-term investments including certificates of deposit, commercial paper, U.S. government agency securities, U.S. treasuries, variable rate demand notes and municipal securities (which may have an auction reset feature). Certain of these investments are subject to general credit, liquidity, market and interest rate risks.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required to be furnished in response to this Item 8 follows the signature page and Index to Exhibits hereto at pages 72 through 115.

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

Management’s Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our management’s evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Our internal control over financial reporting as of December 31, 2018, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Monster Beverage Corporation

Corona, California

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Monster Beverage Corporation and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2018, of the Company and our report dated February 28, 2019, expressed an unqualified opinion on those financial statements and financial statement schedule.

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

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

February 28, 2019

ITEM 9B.        OTHER INFORMATION

On February 26, 2019, our Board of Directors authorized a new share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “February 2019 Repurchase Plan”). As of February 26, 2019, $20.6 million remained available for grant under the August 2018 Repurchase Plan. The aggregate amount available to repurchase the Company’s common stock is currently $520.6 million.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding our directors is included under the caption “Proposal One – Election of Directors” in our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018 (the “2019 Proxy Statement”) and is incorporated herein by reference.

Information concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2019 Proxy Statement and is incorporated herein by reference.

Information concerning the Audit Committee and the Audit Committee Financial Expert is reported under the caption “Audit Committee; Report of the Audit Committee; Duties and Responsibilities” in our 2019 Proxy Statement and is incorporated herein by reference.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer and controllers) and employees. The Code of Business Conduct and Ethics and any amendment thereto, as well as any waivers that are required to be disclosed by the rules of the SEC or NASDAQ, may be obtained at http://investors.monsterbevcorp.com/governance.cfm or at no cost to you by writing or telephoning us at the following address or telephone number:

Monster Beverage Corporation

1 Monster Way

Corona, CA 92879

(951) 739-6200

(800) 426-7367

ITEM 11.        EXECUTIVE COMPENSATION

Information concerning the compensation of our directors and executive officers and Compensation Committee Interlocks and Insider Participation is reported under the captions “Compensation Discussion and Analysis,” and “Compensation Committee,” respectively, in our 2019 Proxy Statement and is incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The disclosure set forth in Item 5, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities”, of this report is incorporated herein.

Information concerning the beneficial ownership of the Company’s Common Stock of (a) those persons known to the Company to be the beneficial owners of more than 5% of the Company’s common stock; (b) each of the Company’s directors and nominees for director; and (c) the Company’s executive officers and all of the Company’s current directors and executive officers as a group is reported under the caption “Principal Stockholders and Security Ownership of Management” in our 2019 Proxy Statement and is incorporated herein by reference.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is reported under the caption “Certain Relationships and Related Transactions and Director Independence” in our 2019 Proxy Statement and is incorporated herein by reference.

ITEM 14.             PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning our accountant fees and our Audit Committee’s pre-approval of audit and permissible non-audit services of independent auditors is reported under the captions “Principal Accounting Firm Fees” and “Pre-Approval of Audit and Non-Audit Services,” respectively, in our 2019 Proxy Statement and is incorporated herein by reference.

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

2.1.1

Amendment to Transaction Agreement, dated as of March 16, 2018, by and among Monster Beverage Corporation, New Laser Corporation, New Laser Merger Corp., The Coca-Cola Company and European Refreshments (incorporated by reference to Exhibit 2.1 to our Form 8-K dated March 20, 2018).

2.2

Asset Transfer Agreement, dated as of August 14, 2014, by and among Monster Beverage Corporation, New Laser Corporation and The Coca-Cola Company Refreshments (incorporated by reference to Exhibit 2.2 to our Form 8-K dated August 18, 2014).

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to our Form 10-Q dated November 7, 2016).
3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to our Form 8-K dated April 16, 2018).
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
10.5+

Form of Restricted Stock Unit Agreement pursuant to the 2009 Hansen Natural Corporation Stock Incentive Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to our Form 10-Q dated August 5, 2016).

10.6+	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to our Form 10-Q dated August 9, 2011).
10.7+	Monster Beverage Corporation 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K dated May 24, 2011).
10.8+	Employment Agreement between Monster Beverage Corporation and Rodney C. Sacks (incorporated by reference to Exhibit 10.1 to our Form 8-K dated March 19, 2014).
10.9+	Employment Agreement between Monster Beverage Corporation and Hilton H. Schlosberg (incorporated by reference to Exhibit 10.2 to our Form 8-K dated March 19, 2014).
10.10+	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.10 to our Form 10-K dated March 1, 2018).

10.11+	Form of Stock Option Agreement of Chief Executive Officer and President and Chief Financial Officer (incorporated by reference to Exhibit 10.11 to our Form 10-K dated March 1, 2018).
10.12+	Monster Beverage Corporation 2017 Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.1 to our Form S-8 dated June 21, 2017).
10.13+	Monster Beverage Corporation Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.2 to our Form S-8 dated June 21, 2017).
10.14+	Amended and Restated Monster Beverage Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.14 to our Form 10-K dated March 1, 2018).
21*	Subsidiaries
23*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification by CEO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2*	Certification by CFO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1*	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2*	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101*

The following materials from Monster Beverage Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2018 and 2017, (ii) the Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (iv) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, and (vi) the Notes to Consolidated Financial Statements.

*     Filed herewith.

+     Management contract or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION

/s/ RODNEY C. SACKS	Rodney C. Sacks	Date: February 28, 2019
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RODNEY C. SACKS	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	February 28, 2019
Rodney C. Sacks

/s/ HILTON H. SCHLOSBERG	Vice Chairman of the Board of Directors, President, Chief Operating Officer, Chief Financial Officer and Secretary (principal financial officer, controller and principal accounting officer)	February 28, 2019
Hilton H. Schlosberg

/s/ NORMAN C. EPSTEIN	Director	February 28, 2019
Norman C. Epstein

/s/ MARK J. HALL	Director	February 28, 2019
Mark J. Hall

/s/ GARY P. FAYARD	Director	February 28, 2019
Gary P. Fayard

/s/ BENJAMIN M. POLK	Director	February 28, 2019
Benjamin M. Polk

/s/ SYDNEY SELATI	Director	February 28, 2019
Sydney Selati

/s/ HAROLD C. TABER, JR.	Director	February 28, 2019
Harold C. Taber, Jr.

/s/ MARK S. VIDERGAUZ	Director	February 28, 2019
Mark S. Vidergauz

/s/ KATHY N. WALLER	Director	February 28, 2019
Kathy N. Waller

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Monster Beverage Corporation

Corona, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Monster Beverage Corporation and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

February 28, 2019

We have served as the Company’s auditor since 1991.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2018 AND 2017 (In Thousands, Except Par Value)

	December 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$637,513	$528,622
Short-term investments	320,650	672,933
Accounts receivable, net	484,562	449,476
Inventories	277,705	255,745
Prepaid expenses and other current assets	44,909	40,877
Prepaid income taxes	38,831	138,724
Total current assets	1,804,170	2,086,377

INVESTMENTS	-	2,366
PROPERTY AND EQUIPMENT, net	243,051	230,276
DEFERRED INCOME TAXES	85,687	92,333
GOODWILL	1,331,643	1,331,643
OTHER INTANGIBLE ASSETS, net	1,045,878	1,034,085
OTHER ASSETS	16,462	13,932
Total Assets	$4,526,891	$4,791,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$248,760	$245,910
Accrued liabilities	112,507	87,475
Accrued promotional allowances	145,741	137,998
Accrued distributor terminations	-	91
Deferred revenue	44,045	43,236
Accrued compensation	39,903	34,996
Income taxes payable	10,189	10,645
Total current liabilities	601,145	560,351

DEFERRED REVENUE	312,224	334,354

OTHER LIABILITIES	2,621	1,095

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 1,250,000 shares authorized; 630,970 shares issued and 543,676 shares outstanding as of December 31, 2018; 629,255 shares issued and 566,298 shares outstanding as of December 31, 2017	3,155	3,146
Additional paid-in capital	4,238,170	4,150,628
Retained earnings	3,914,645	2,928,226
Accumulated other comprehensive loss	(32,864)	(16,659)
Common stock in treasury, at cost; 87,294 shares and 62,957 shares as of December 31, 2018 and December 31, 2017, respectively	(4,512,205)	(3,170,129)
Total stockholders’ equity	3,610,901	3,895,212
Total Liabilities and Stockholders’ Equity	$4,526,891	$4,791,012

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(In Thousands, Except Per Share Amounts)

	2018	2017	2016

NET SALES	$3,807,183	$3,369,045	$3,049,393

COST OF SALES	1,511,808	1,231,355	1,107,393

GROSS PROFIT	2,295,375	2,137,690	1,942,000

OPERATING EXPENSES	1,011,756	938,903	856,662

OPERATING INCOME	1,283,619	1,198,787	1,085,338

OTHER INCOME (EXPENSE), NET	9,653	2,836	(5,653)

INCOME BEFORE PROVISION FOR INCOME TAXES	1,293,272	1,201,623	1,079,685

PROVISION FOR INCOME TAXES	300,268	380,945	367,000

NET INCOME	$993,004	$820,678	$712,685

NET INCOME PER COMMON SHARE:
Basic	$1.78	$1.45	$1.21
Diluted	$1.76	$1.42	$1.19

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	557,166	566,782	587,874
Diluted	564,254	577,141	599,819

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016 (In Thousands)

	2018	2017	2016
Net income, as reported	$993,004	$820,678	$712,685
Other comprehensive (loss) income:
Change in foreign currency translation adjustment, net of tax	(16,957)	7,238	(1,178)
Available-for-sale investments:
Change in net unrealized gains (losses)	752	(648)	(193)
Reclassification adjustment for net gains included in net income	-	-	-
Net change in available-for-sale investments	752	(648)	(193)
Other comprehensive (loss) income	(16,205)	6,590	(1,371)
Comprehensive income	$976,799	$827,268	$711,314

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016 (In Thousands)

	Common stock		Additional	Retained	Accumulated Other Comprehensive	Treasury stock		Total Stockholders’
	Shares	Amount	Paid-in Capital	Earnings	Loss	Shares	Amount	Equity

Balance, January 1, 2016	621,057	$3,105	$3,989,787	$1,394,863	$(21,878)	(12,357)	$(556,467)	$4,809,410

Stock-based compensation	-	-	45,848	-	-	-	-	45,848

Exercise of stock options	2,144	11	16,441	-	-	-	-	16,452

Unrealized loss on available-for- sale securities	-	-	-	-	(193)	-	-	(193)

Excess tax benefits from share based payment arrangements	-	-	(831)	-	-	-	-	(831)

Repurchase of common stock	-	-	-	-	-	(44,278)	(2,252,484)	(2,252,484)

Foreign currency translation	-	-	-	-	(1,178)	-	-	(1,178)

Net income	-	-	-	712,685	-	-	-	712,685

Balance, December 31, 2016	623,201	$3,116	$4,051,245	$2,107,548	$(23,249)	(56,635)	$(2,808,951)	$3,329,709

Stock-based compensation	-	-	52,282	-	-	-	-	52,282

Exercise of stock options	6,054	30	52,596	-	-	-	-	52,626

Unrealized loss on available-for- sale securities	-	-	-	-	(648)	-	-	(648)

Reversal of excess tax benefits from share based payment arrangements	-	-	(5,495)	-	-	-	-	(5,495)

Repurchase of common stock	-	-	-	-	-	(6,322)	(361,178)	(361,178)

Foreign currency translation	-	-	-	-	7,238	-	-	7,238

Net income	-	-	-	820,678	-	-	-	820,678

Balance, December 31, 2017	629,255	$3,146	$4,150,628	$2,928,226	$(16,659)	(62,957)	$(3,170,129)	$3,895,212

Stock-based compensation	-	-	57,111	-	-	-	-	57,111

Exercise of stock options	1,715	9	27,843	-	-	-	-	27,852

Unrealized gain on available-for- sale securities	-	-	-	-	752	-	-	752

Adjustment to excess tax benefits from prior periods	-	-	2,588	-	-	-	-	2,588

ASU No. 2016-16 adoption	-	-	-	(6,585)	-	-	-	(6,585)

Repurchase of common stock	-	-	-	-	-	(24,337)	(1,342,076)	(1,342,076)

Foreign currency translation	-	-	-	-	(16,957)	-	-	(16,957)

Net income	-	-	-	993,004	-	-	-	993,004

Balance, December 31, 2018	630,970	$3,155	$4,238,170	$3,914,645	$(32,864)	(87,294)	$(4,512,205)	$3,610,901

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016 (In Thousands)

	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$993,004	$820,678	$712,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,979	48,887	40,845
Gain on disposal of property and equipment	(783)	(1,161)	(204)
Stock-based compensation	57,111	52,282	45,848
Deferred income taxes	(510)	67,935	(19,092)
Effect on cash of changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(48,370)	11,822	(86,382)
TCCC Transaction receivable	-	125,000	-
Distributor receivables	9,958	4,716	(19,981)
Inventories	(26,146)	(88,867)	20,875
Prepaid expenses and other current assets	(6,682)	(2,396)	(6,682)
Prepaid income taxes	98,716	(71,332)	(48,023)
Accounts payable	9,852	29,579	45,340
Accrued liabilities	18,145	(4,499)	(2,852)
Accrued promotional allowances	11,719	21,135	(3,939)
Accrued distributor terminations	(91)	(8,172)	(3,328)
Accrued compensation	5,477	4,491	8,051
Income taxes payable	1,943	(3,590)	4,375
Other liabilities	1,526	1,095	-
Deferred revenue	(19,967)	(19,872)	13,819
Net cash provided by operating activities	1,161,881	987,731	701,355

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of held-to-maturity investments	-	-	868,304
Sales of available-for-sale investments	1,181,484	533,183	120,987
Purchase of AFF assets, net	-	-	(688,485)
Proceeds from sale of property and equipment	4,295	1,416	807
Purchases of held-to-maturity investments	-	-	(152,050)
Purchases of available-for-sale investments	(826,084)	(971,813)	(300,426)
Purchases of property and equipment	(61,941)	(83,435)	(99,819)
Additions to intangibles	(12,984)	(9,693)	(5,518)
(Increase) decrease in other assets	(11,814)	(1,199)	7
Net cash provided by (used in) investing activities	272,956	(531,541)	(256,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(1,886)	(2,583)	(2,359)
Issuance of common stock	27,851	52,626	16,405
Purchases of common stock held in treasury	(1,342,076)	(361,178)	(2,252,437)
Net cash used in financing activities	(1,316,111)	(311,135)	(2,238,391)

Effect of exchange rate changes on cash and cash equivalents	(9,835)	5,985	(4,606)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	108,891	151,040	(1,797,835)
CASH AND CASH EQUIVALENTS, beginning of year	528,622	377,582	2,175,417
CASH AND CASH EQUIVALENTS, end of year	$637,513	$528,622	$377,582

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$60	$75	$68
Income taxes	$200,767	$389,490	$431,273

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS:

During the years ended December 31, 2018, 2017 and 2016, the Company entered into capital leases of $1.5 million, $2.7 million and $2.6 million, respectively, for the acquisition of promotional vehicles.

Accounts payable included equipment purchases of $0.7 million, $2.3 million and $0.1 million as of December 31, 2018, 2017 and 2016, respectively.

Accrued liabilities included equipment purchases of $0.0 million, $3.8 million and $4.6 million as of December 31, 2018, 2017 and 2016, respectively.

Accrued liabilities included additions to intangibles of $10.8 million, $3.7 million and $3.8 million as of December 31, 2018, 2017 and 2016, respectively.

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

Nature of Operations – The Company develops, markets, sells and distributes energy drink beverages and concentrates for energy drink beverages, primarily under the following brand names: Monster Energy®, Monster Energy Ultra®, Monster Rehab®, Monster MAXX®, Java Monster®, Muscle Monster®, Punch Monster®, Juice Monster®,  Monster Hydro®, Espresso Monster®, Caffé Monster®, Nalu®, NOS®, Full Throttle®, Burn®, Mother®, Ultra Energy®, Play® and Power Play(stylized)®, Relentless®, BPM®, Predator®, Mutant®, BU® and Live+.

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

Goodwill – The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not amortized; instead goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If the Company determines that the fair value is less than the carrying value,

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

the Company will use a two-step process to determine the amount of goodwill impairment. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process, performed only if a potential impairment exists, involves determining the difference between the fair value of the reporting unit’s net assets, other than goodwill, and the fair value of the reporting unit. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value. For the years ended December 31, 2018, 2017 and 2016 there were no impairments recorded.

Other Intangibles – Other Intangibles are comprised primarily of trademarks that represent the Company’s exclusive ownership of the Monster Energy®, ®, Monster Energy Ultra®, Unleash the Beast!®, Monster Rehab®, Mutant®, Java Monster®, Monster Hydro®, Monster MAXX®, Muscle Monster®, Punch Monster®, Juice Monster®, Espresso Monster®, Caffé Monster®, M3(stylized)®, BU®, Nalu®, NOS®, Full Throttle®, Burn®, Mother®, Ultra Energy®, Play® and Power Play(stylized)®, Predator®, Gladiator®, Relentless®, Samurai® and BPM® trademarks, all used in connection with the manufacture, sale and distribution of beverages. The Company also owns a number of other trademarks, flavors and formulas in the United States, as well as in a number of countries around the world. In accordance with FASB ASC 350, intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of its indefinite-lived assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. The Company amortizes its trademarks with finite useful lives over their respective useful lives. For the years ended December 31, 2018, 2017 and 2016 there were no impairments recorded.

Long-Lived Assets – Management regularly reviews property and equipment and other long-lived assets, including certain definite-lived intangible assets, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  If there is indication of impairment, management then prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated using the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. For the years ended December 31, 2018, 2017 and 2016, there were no impairment indicators identified. Long-lived assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell.

Foreign Currency Translation and Transactions – The accounts of the Company’s foreign subsidiaries are translated in accordance with FASB ASC 830. Foreign currency transaction gains and losses are recognized in other expense, net, at the time they occur. Net foreign currency exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries whose functional currency is not the U.S. dollar are recorded as a part of accumulated other comprehensive loss in stockholders’ equity. Unrealized foreign currency exchange gains and losses on certain intercompany transactions that are of a long-term investment nature (i.e., settlement is not planned or anticipated in the foreseeable future) are also recorded in accumulated other comprehensive loss in stockholders’ equity. During the years ended December 31, 2018, 2017 and 2016, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries non-

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

functional currency denominated assets and liabilities. All foreign currency exchange contracts outstanding as of December 31, 2018 have terms of three months or less. The Company does not enter into forward currency exchange contracts for speculation or trading purposes.

The Company has not designated its foreign currency exchange contracts as hedge transactions under FASB ASC 815. Therefore, gains and losses on the Company’s foreign currency exchange contracts are recognized in other expense, net, in the consolidated statements of income, and are largely offset by the changes in the fair value of the underlying economically hedged item. For the years ended December 31, 2018, 2017 and 2016, aggregate foreign currency transaction losses, including the gains or losses on forward currency exchange contracts, amounted to $4.0 million, $3.3 million and $9.7 million, respectively, and have been recorded in other income (expense), net, in the accompanying consolidated statements of income.

Revenue Recognition – The Company has three operating and reportable segments, (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is primarily comprised of the Company’s Monster Energy® drinks, (ii) Strategic Brands segment (“Strategic Brands”), which is primarily comprised of the various energy drink brands acquired from TCCC in 2015 as well as the Company’s Predator® energy drinks, and (iii) Other segment (“Other”), which is comprised of certain products sold by American Fruits & Flavors LLC, a wholly-owned subsidiary of the Company, to independent third-party customers.

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

The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. Certain of the Company’s bottlers/distributors may also perform a separate function as a co-packer on the Company’s behalf. In such cases, control of the Company’s products passes to such bottlers/distributors when they notify the Company that they have taken possession or transferred the relevant portion of the Company’s finished goods. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of December 31, 2018 or December 31, 2017.

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

•     discounted or free products;

•     contractual fees given to the Company’s bottlers/distributors related to sales made directly by the Company to certain customers that fall within the bottlers’/distributors’ sales territories; and

•     commissions paid to TCCC based on the Company’s sales to the TCCC Subsidiaries and/or the TCCC Related Parties.

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

Amounts received pursuant to new and/or amended distribution agreements entered into with certain distributors, relating to the costs associated with terminating the Company’s prior distributors, are accounted for as revenue ratably over the anticipated life of the respective distribution agreements, generally 20 years.

The Company also enters into license agreements that generate revenues associated with third-party sales of non-beverage products bearing our trademarks including, but not limited to, clothing, hats, t-shirts, jackets, helmets and automotive wheels.

Management believes that adequate provision has been made for cash discounts, returns and spoilage based on the Company’s historical experience.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Cost of Sales – Cost of sales consists of the costs of flavors, concentrates and/or beverage bases, the costs of raw materials utilized in the manufacture of beverages, co-packing fees, repacking fees, in-bound freight charges, as well as internal transfer costs, warehouse expenses incurred prior to the manufacture of the Company’s finished products and certain quality control costs.  In addition, the Company includes in costs of sales certain costs such as depreciation, amortization and payroll costs that relate to the direct manufacture by the Company of certain flavors and concentrates.  Raw materials account for the largest portion of cost of sales.  Raw materials include cans, bottles, other containers, flavors, ingredients and packaging materials.

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

Freight-Out Costs – For the years ended December 31, 2018, 2017 and 2016, freight-out costs amounted to $128.5 million, $91.9 million and $83.6 million, respectively, and have been recorded in operating expenses in the accompanying consolidated statements of income.

Advertising and Promotional Expenses – The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. A significant amount of the Company’s promotional expenses result from payments under endorsement and sponsorship contracts. Accounting for endorsement and sponsorship payments is based upon specific contract provisions. Generally, endorsement and sponsorship payments are expensed on a straight-line basis over the term of the contract after giving recognition to the periodic performance compliance provisions of the contracts. Advertising and promotional expenses, including, but not limited to, production costs amounted to $353.9 million, $324.0 million and $270.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. Advertising and promotional expenses are included in operating expenses in the accompanying consolidated statements of income.

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

The Coca-Cola Company (“TCCC”), through certain wholly-owned subsidiaries (the “TCCC Subsidiaries”), accounted for approximately 3%, 18% and 41% of the Company’s net sales for the years ended December 31, 2018, 2017 and 2016, respectively. As part of TCCC’s North America Refranchising initiative (the “North America Refranchising”), the territories of certain TCCC Subsidiaries have been transitioned to certain independent/non wholly-owned TCCC bottlers/distributors. Accordingly, the Company’s percentage of net sales classified as sales to the TCCC Subsidiaries decreased for the years ended December 31, 2018 and 2017.

CCBCC Operations, LLC accounted for approximately 13%, 13% and 9% of the Company’s net sales for the years ended December 31, 2018, 2017 and 2016, respectively.

Reyes Coca-Cola Bottling accounted for approximately 12%, 6% and 2% of the Company’s net sales for the years ended December 31, 2018, 2017 and 2016, respectively.

Coca-Cola European Partners accounted for approximately 10%, 9% and 9% of the Company’s net sales for the years ended December 31, 2018, 2017 and 2016, respectively.

Credit Risk – The Company sells its products nationally and internationally, primarily to full service beverage distributors, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains and foodservice customers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for estimated credit losses, and historically, such losses have been within management’s expectations.

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

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles–Goodwill and Other–Internal–Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU No. 2018-15 is effective for the Company on a prospective or retrospective basis beginning on January 1, 2020, with early adoption permitted. The Company is currently evaluating the impact of ASU No. 2018-15 on its financial position, results of operations and liquidity.

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

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220)”, which amends the previous guidance to allow for certain tax effects “stranded” in accumulated other comprehensive income, which are impacted by the Tax Cuts and Jobs Act (the “Tax Reform Act”), to be reclassified from accumulated other comprehensive income into retained earnings. This amendment pertains only to those items impacted by the new tax law and will not apply to any future tax effects stranded in accumulated other comprehensive income. This standard is

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

effective for fiscal years beginning after December 15, 2018, and allows for early adoption. The Company has completed its evaluation of the impact of ASU No. 2018-02  and determined that there are no “stranded” tax effects in accumulated other comprehensive income to be reclassified.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. This update is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This update is effective for annual and interim reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company will adopt ASU No. 2016-02 in the first quarter of 2019 utilizing the modified retrospective transition method. In July 2018, the FASB further amended ASU No. 2016-02 and the Company will elect the transition provision permitting it to record existing operating leases on the Consolidated Balance Sheet without adjusting comparative periods. Further, the Company intends to elect the package of practical expedients allowing it to not reassess prior conclusions related to expired or existing contracts that are or that contain leases, lease classification and the accounting for initial direct costs. These practical expedients must be elected as a package and applied consistently. Operating leases with a term of 12 months or less will not be recorded on the Consolidated Balance Sheet. The Company does not expect that the adoption of ASU No. 2016-02 will have a material impact on its financial position, results of operations and liquidity. In conjunction with the adoption of ASU No. 2016-02, the Company is implementing a software solution to manage and account for leases as well as updating business processes and internal controls.

Recently adopted accounting pronouncements

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory”, in an effort to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Previous GAAP prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset had been sold to an outside party. FASB ASU No. 2016-16 established the requirement that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU No. 2016-16 was effective for financial statements issued for annual periods beginning after December 15, 2017 and interim periods within those annual periods. The Company adopted ASU No. 2016-16 effective January 1, 2018 on a modified retrospective basis, resulting in a $6.6 million reclassification of the unrecognized income tax effects related to assets transfers that occurred prior to the adoption from deferred income taxes to opening retained earnings.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which superseded previous revenue recognition guidance. ASU No. 2014-09 and its amendments were included in Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. ASC 606 requires that a company recognizes revenue at an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring goods or services to a customer. The Company adopted ASC 606 effective January 1, 2018, using the modified retrospective approach, with no impact to the opening retained earnings. Results for periods beginning on or after January 1, 2018 are presented under ASC 606, while prior periods are not adjusted and continue to be reported in accordance with the prior accounting guidance under ASC 605, “Revenue Recognition”. See Note 2.

2.                                    REVENUE RECOGNITION

Upon adoption of ASC 606, commissions paid to TCCC based on sales to certain of the Company’s bottlers/distributors who are (i) consolidated subsidiaries of TCCC (the “TCCC Subsidiaries”), (ii) accounted for under the equity method by TCCC (the “TCCC Related Parties”) and (iii) those not included in (i) or (ii) (the “TCCC Independent Bottlers”) are accounted for as follows:

Year Ended December 31, 2018
Commissions Related To:	As Reported	Without Adoption of ASC 606
TCCC Subsidiaries	Reduction to net sales	Reduction to net sales
TCCC Related Parties	Reduction to net sales	Operating expenses
TCCC Independent Bottlers	Operating expenses	Operating expenses

The impact of the adoption of ASC 606 on the Company’s consolidated statement of income for the year ended December 31, 2018 was as follows:

	Year Ended December 31, 2018

	As Reported	Without Adoption of ASC 606	Decrease due to Adoption of ASC 606
Net Sales	$3,807,183	$3,849,424	$(42,241)	[1]
Operating Expenses	$1,011,756	$1,053,997	$(42,241)	[1]

1 TCCC commissions based on sales to the TCCC Related Parties. There were no other identified changes to our revenue recognition policies as a result of the adoption of ASC 606.

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by geographical markets and reportable segments:

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

	Year Ended December 31, 2018
Net Sales	U.S. and Canada	EMEA[2]	Asia Pacific	Latin America and Caribbean	Total
Monster Energy® Drinks	$2,627,000	$500,826	$225,172	$145,429	$3,498,427
Strategic Brands	179,677	77,841	26,254	2,064	285,836
Other	22,920	-	-	-	22,920
Total Net Sales	$2,829,597	$578,667	$251,426	$147,493	$3,807,183

2Europe, Middle East and Africa (“EMEA”)

Contract Liabilities

Amounts received from certain bottlers/distributors at inception of their distribution contracts or at the inception of certain sales/marketing programs are accounted for as deferred revenue. As of December 31, 2018, the Company had $356.3 million of deferred revenue, which is included in current and long-term deferred revenue in the Company’s consolidated balance sheet. As of December 31, 2017, the Company had $377.6 million of deferred revenue, which is included in current and long-term deferred revenue in the Company’s consolidated balance sheet. During the years ended December 31, 2018 and 2017, $44.3 million and $43.4 million, respectively, of deferred revenue, was recognized in net sales. See Note 18.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

3.                                    INVESTMENTS

The following table summarizes the Company’s investments at:

December 31, 2018	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Available-for-sale
Short-term:
Commercial paper	$52,838	$-	$-	$52,838	$-	$-
Certificates of deposit	14,075	-	-	14,075	-	-
Municipal securities	151,690	16	62	151,644	62	-
U.S. government agency securities	19,943	-	12	19,931	12	-
U.S. treasuries	78,189	-	32	78,157	32	-
Variable rate demand notes	4,005	-	-	4,005	-	-
Total	$320,740	$16	$106	$320,650	$106	$-

December 31, 2017	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Available-for-sale
Short-term:
Commercial paper	$81,026	$-	$-	$81,026	$-	$-
Certificates of deposit	11,869	-	-	11,869	-	-
Municipal securities	469,604	1	740	468,865	740	-
U.S. government agency securities	61,307	-	88	61,219	88	-
Variable rate demand notes	49,954	-	-	49,954	-	-
Long-term:
U.S. government agency securities	2,369	-	3	2,366	3	-
Total	$676,129	$1	$831	$675,299	$831	$-

During the years ended December 31, 2018 and 2017, realized gains or losses recognized on the sale of investments were not significant.

The Company’s investments at December 31, 2018 and 2017 in commercial paper, certificates of deposit, municipal securities, U.S. government agency securities, U.S. treasuries and/or variable rate demand notes (“VRDNs”) carried investment grade credit ratings. VRDNs are floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. While they are classified as marketable investment securities, the put option allows the VRDNs to be liquidated at par on a same day, or more generally, on a seven-day settlement basis.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	December 31, 2018		December 31, 2017

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
Commercial paper	$52,838	$52,838	$81,026	$81,026
Municipal securities	151,690	151,644	469,604	468,865
U.S. government agency securities	19,943	19,931	61,307	61,219
Certificates of deposit	14,075	14,075	11,869	11,869
U.S. treasuries	78,189	78,157	-	-
Due 1 -10 years:
U.S. government agency securities	-	-	2,369	2,366
Variable rate demand notes	-	-	6,366	6,366
Due 11 - 20 years:
Variable rate demand notes	-	-	28,377	28,377
Due 21 - 30 years:
Variable rate demand notes	4,005	4,005	15,211	15,211
Total	$320,740	$320,650	$676,129	$675,299

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following tables present the Company’s financial assets that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

December 31, 2018	Level 1	Level 2	Level 3	Total
Cash	$393,936	$-	$-	$393,936
Money market funds	191,358	-	-	191,358
Certificates of deposit	-	14,075	-	14,075
Commercial paper	-	60,422	-	60,422
Variable rate demand notes	-	4,005	-	4,005
Municipal securities	-	177,118	-	177,118
U.S. government agency securities	-	39,092	-	39,092
U.S. treasuries	-	78,157	-	78,157
Foreign currency derivatives	-	(492)	-	(492)
Total	$585,294	$372,377	$-	$957,671

Amounts included in:
Cash and cash equivalents	$585,294	$52,219	$-	$637,513
Short-term investments	-	320,650	-	320,650
Accounts receivable, net	-	43	-	43
Investments	-	-	-	-
Accrued liabilities	-	(535)	-	(535)
Total	$585,294	$372,377	$-	$957,671

December 31, 2017	Level 1	Level 2	Level 3	Total
Cash	$310,885	$-	$-	$310,885
Money market funds	112,848	-	-	112,848
Certificates of deposit	-	15,720	-	15,720
Commercial paper	-	99,903	-	99,903
Variable rate demand notes	-	49,954	-	49,954
Municipal securities	-	529,984	-	529,984
U.S. government agency securities	-	81,230	-	81,230
U.S. treasuries	-	3,397	-	3,397
Foreign currency derivatives	-	(1,484)	-	(1,484)
Total	$423,733	$778,704	$-	$1,202,437

Amounts included in:
Cash and cash equivalents	$423,733	$104,889	$-	$528,622
Short-term investments	-	672,933	-	672,933
Accounts receivable, net	-	95	-	95
Investments	-	2,366	-	2,366
Accrued liabilities	-	(1,579)	-	(1,579)
Total	$423,733	$778,704	$-	$1,202,437

All of the Company’s short-term investments are classified within Level 1 or Level 2 within the fair value hierarchy.  The Company’s valuation of its Level 1 investments, which include money market funds, is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments, which include municipal securities, commercial paper, U.S. treasuries, certificates of deposit, VRDNs and U.S. government agency securities, is based on other observable inputs, specifically a market approach which utilizes valuation models, pricing systems, mathematical tools and other relevant information for the same or similar securities. The Company’s valuation of its Level 2 foreign currency exchange contracts is based on quoted market prices of the same or similar instruments, adjusted for counterparty risk. There were no transfers between Level 1 and Level 2 measurements during the years ended December 31, 2018 and 2017, and there were no changes in the Company’s valuation techniques.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

5.                                    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to foreign currency exchange rate risks related primarily to its foreign business operations. During the years ended December 31, 2018, 2017 and 2016, respectively, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts entered into by the Company that were outstanding as of December 31, 2018 have terms of three months or less. The Company does not enter into forward currency exchange contracts for speculation or trading purposes.

The Company has not designated its foreign currency exchange contracts as hedge transactions under FASB ASC 815. Therefore, gains and losses on the Company’s foreign currency exchange contracts are recognized in other income (expense), net, in the consolidated statements of income, and are largely offset by the changes in the fair value of the underlying economically hedged item.

The notional amount and fair value of all outstanding foreign currency derivative instruments in the consolidated balance sheets consist of the following at:

December 31, 2018
Derivatives not designated as hedging instruments under FASB ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets:
Foreign currency exchange contracts:
Receive SGD/pay USD	$8,341	$30	Accounts receivable, net
Receive NOK/pay USD	902	13	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive USD/pay GBP	$40,648	$(323)	Accrued liabilities
Receive USD/pay AUD	15,124	(105)	Accrued liabilities
Receive USD/pay ZAR	8,618	(68)	Accrued liabilities
Receive USD/pay COP	2,931	(33)	Accrued liabilities
Receive USD/pay NZD	2,952	(4)	Accrued liabilities
Receive USD/pay EUR	6,894	(2)	Accrued liabilities

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

December 31, 2017
Derivatives not designated as hedging instruments under FASB ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location
Assets:
Foreign currency exchange contracts:
Receive CAD/pay USD	$4,892	$61	Accounts receivable, net
Receive SGD/pay USD	223	2	Accounts receivable, net
Receive NOK/pay USD	1,534	18	Accounts receivable, net
Receive USD/pay BRL	1,806	1	Accounts receivable, net
Receive USD/pay COP	2,803	13	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive USD/pay GBP	$31,342	$(334)	Accrued liabilities
Receive USD/pay EUR	65,131	(642)	Accrued liabilities
Receive USD/pay AUD	17,238	(177)	Accrued liabilities
Receive USD/pay ZAR	21,311	(222)	Accrued liabilities
Receive USD/pay MXN	7,720	(126)	Accrued liabilities
Receive USD/pay NZD	1,826	(18)	Accrued liabilities
Receive USD/pay TRY	5,483	(52)	Accrued liabilities
Receive USD/pay CLP	1,112	(8)	Accrued liabilities

The net gain (loss) on derivative instruments in the consolidated statements of income were as follows:

		Amount of gain (loss) recognized in income on derivatives
		Year ended
Derivatives not designated as hedging instruments under FASB ASC 815-20	Location of gain (loss) recognized in income on derivatives	December 31, 2018	December 31, 2017	December 31, 2016
Foreign currency exchange contracts	Other income (expense), net	$9,737	$(13,733)	$1,819

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

6.                                    INVENTORIES

Inventories consist of the following at December 31:

	2018	2017
Raw materials	$94,421	$78,834
Finished goods	183,284	176,911
	$277,705	$255,745

7.                                    PROPERTY AND EQUIPMENT, Net

Property and equipment consist of the following at December 31:

	2018	2017
Land	$44,261	$47,373
Leasehold improvements	5,909	3,109
Furniture and fixtures	6,932	6,461
Office and computer equipment	18,717	14,506
Computer software	3,278	3,650
Equipment	183,727	148,434
Building	115,242	107,374
Vehicles	39,026	38,179
	417,092	369,086
Less: accumulated depreciation and amortization	(174,041)	(138,810)
	$243,051	$230,276

Total depreciation and amortization expense recorded was $45.0 million, $37.0 million and $30.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

8.                                    GOODWILL AND OTHER INTANGIBLE ASSETS

The following is a roll-forward of goodwill for the years ended December 31, 2018 and 2017 by reportable segment:

	Monster Energy® Drinks	Strategic Brands	Other	Total
Balance at December 31, 2017	$693,644	$637,999	$-	$1,331,643
Acquisitions	-	-	-	-
Balance at December 31, 2018	$693,644	$637,999	$-	$1,331,643

	Monster Energy® Drinks	Strategic Brands	Other	Total
Balance at December 31, 2016	$693,644	$637,999	$-	$1,331,643
Acquisitions	-	-	-	-
Balance at December 31, 2017	$693,644	$637,999	$-	$1,331,643

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Intangible assets consist of the following at:

	December 31, 2018	December 31, 2017
Amortizing intangibles	$71,350	$71,400
Accumulated amortization	(38,311)	(26,383)
	33,039	45,017
Non-amortizing intangibles	1,012,839	989,068
	$1,045,878	$1,034,085

Amortizing intangibles primarily consist of customer relationships. All amortizing intangibles have been assigned an estimated finite useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives, generally five to seven years. Total amortization expense recorded was $11.9 million, $11.9 million and $10.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The following is the future estimated amortization expense related to amortizing intangibles as of December 31, 2018:

Year Ending December 31:

2019	$11,847
2020	7,965
2021	4,722
2022	4,697
2023	1,404
2024 and thereafter	2,404
$33,039

At December 31, 2018, non-amortizing intangibles primarily consist of indefinite-lived tradenames, flavors and formulas.

9.                                    DISTRIBUTION AGREEMENTS

In accordance with FASB ASC No. 420 “Exit or Disposal Cost Obligations”, the Company expenses distributor termination costs in the period in which the written notification of termination occurs.  As a result, the Company incurred termination costs of $26.6 million, $35.4 million and $79.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. Such termination costs have been expensed in full and are included in operating expenses for the years ended December 31, 2018, 2017 and 2016, respectively.

In the normal course of business, amounts received pursuant to new and/or amended distribution agreements entered into with certain distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, are accounted for as deferred revenue and are recognized as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years. Revenue recognized was $21.9 million, $22.3 million and $26.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

10.                            DEBT

The Company entered into a credit facility with Comerica Bank (“Comerica”) consisting of a revolving line of credit, which was amended in June 2017, under which the Company may borrow up to $10.0 million of non-collateralized debt.  The revolving line of credit is effective through June 1, 2020. Interest on borrowings under the line of credit is based on Comerica’s base (prime) rate minus 1% to 1.5%, or London Interbank Offered Rates plus an additional percentage of 1.25% to 1.75%, depending upon certain financial ratios maintained by the Company. The Company had no outstanding borrowings on this line of credit at December 31, 2018. Under this revolving line of credit, the Company may also issue standby Letters of Credit with an aggregate amount of up to $4.0 million.  The fee on the standby Letters of Credit ranges from 1.00% to 1.50% depending upon certain financial ratios maintained by the Company.  The Company had no outstanding standby Letters of Credit at December 31, 2018.

In December 2016, the Company entered into a credit facility with HSBC Bank (China) Company Limited, Shanghai Branch consisting of a non-collateralized working capital line of credit. In February 2018, the working capital line limit was increased to $15.0 million. At December 31, 2018, the interest rate on borrowings under the line of credit was 5.5%. As of December 31, 2018, the Company had $11.7 million outstanding on this line of credit, including interest, which is included in accounts payable in the consolidated balance sheet.

The Company’s debt of $0.8 million and $1.3 million at December 31, 2018 and 2017, respectively, consisted of capital leases, collateralized by vehicles, payable over 12 months in monthly installments at various effective interest rates, with final payments ending on or before December 31, 2018.

At December 31, 2018 and 2017, the assets acquired under capital leases had a net book value of $4.9 million and $5.3 million, net of accumulated depreciation of $4.6 million and $4.2 million, respectively.

Interest expense for capital lease obligations amounted to $0.06 million, $0.08 million and $0.07 million for the years ended December 31, 2018, 2017 and 2016, respectively.

11.                            COMMITMENTS AND CONTINGENCIES

The Company is obligated under various non-cancellable lease agreements providing for office space, warehouse space, and automobiles that expire at various dates through the year 2033.

Rent expense under operating leases was $6.1 million, $10.7 million and $9.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Future minimum rental payments at December 31, 2018 under the operating leases referred to above are as follows:

Year Ending December 31:

2019	$3,954
2020	2,949
2021	2,410
2022	2,114
2023	1,681
2024 and thereafter	14,860
$27,968

Contractual obligations – The Company has the following contractual obligations related primarily to sponsorships and other commitments as of December 31, 2018:

Year Ending December 31:

2019	$99,004
2020	51,572
2021	23,577
2022	12,628
2023	3,405
2024 and thereafter	-
$190,186

Purchase Commitments – The Company has purchase commitments aggregating approximately $49.8 million at December 31, 2018, which represent commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms, but are generally satisfied within one year.

The Company purchases various raw material items, including, but not limited to, flavors, ingredients, dietary ingredients, containers, milk, glucose, sucralose, cream and protein, from a limited number of suppliers.  An interruption in supply from any of such resources could result in the Company’s inability to produce certain products for limited or possibly extended periods of time. The aggregate value of purchases from suppliers of such limited resources described above for the years ended December 31, 2018, 2017 and 2016 was $289.6 million, $273.6 million and $205.9 million, respectively.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Litigation – The Company, TCCC and certain affiliates are parties to various agreements setting forth, among other things, provisions relating to TCCC’s equity holding in the Company and the terms on which the Company’s energy products are distributed globally by members of TCCC’s distribution network. Among other provisions, the agreements restrict TCCC from competing in the energy drink category in certain territories prior to the termination of the applicable distribution coordination agreement with TCCC, with certain exceptions.

TCCC has developed three energy products that it believes it may market under the exception relating to the Coca-Cola brand.  The Company believes that the exception does not apply to this situation.  By mutual agreement to obtain clarification, the issue was submitted to the American Arbitration Association on October 31, 2018. We expect a decision will be reached during the second quarter of 2019. TCCC has indicated that it has suspended the proposed launch of such products until April 2019. As the relief sought is limited, no reasonable possible range of losses, if any, can be estimated.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, or in the amount of any related insurance reimbursements recorded. As of December 31, 2018, the Company’s consolidated balance sheet includes accrued loss contingencies of approximately $0.06 million.

12.                            ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows at December 31:

	2018	2017
Accumulated net unrealized loss on available-for-sale securities	$89	$841
Foreign currency translation adjustments, net of tax	32,775	15,818
Total accumulated other comprehensive loss	$32,864	$16,659

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

13.                            TREASURY STOCK PURCHASE

On February 28, 2017, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “February 2017 Repurchase Plan”). During the year ended December 31, 2018, the Company purchased 4.3 million shares of common stock at an average purchase price of $57.74 per share, for a total amount of $249.9 million (excluding broker commissions), under the February 2017 Repurchase Plan, which exhausted the availability under the February 2017 Repurchase Plan. Such shares are included in common stock in treasury in the accompanying consolidated balance sheet at December 31, 2018.

On February 27, 2018, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to $250.0 million of the Company’s outstanding common stock (the “February 2018 Repurchase Program”). During the year ended December 31, 2018, the Company purchased 5.0 million shares of common stock at an average purchase price of $49.81 per share, for a total amount of $249.9 million (excluding broker commissions), which exhausted the availability under the February 2018 Repurchase Program. Such shares are included in common stock in treasury in the accompanying consolidated balance sheet at December 31, 2018.

On May 29, 2018, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “May 2018 Repurchase Plan”). During the year ended December 31, 2018, the Company purchased 9.0 million shares of common stock at an average purchase price of $55.55 per share, for a total amount of $499.9 million (excluding broker commissions), under the May 2018 Repurchase Plan, which exhausted the availability under the May 2018 Repurchase Plan.  Such shares are included in the common stock in treasury in the accompanying consolidated balance sheet at December 31, 2018.

On August 7, 2018, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “August 2018 Repurchase Plan”). During the year ended December 31, 2018, the Company purchased 6.0 million shares of common stock at an average purchase price of $57.11 per share, for a total amount of $340.3 million (excluding broker commissions), under the August 2018 Repurchase Plan.  Such shares are included in the common stock in treasury in the accompanying consolidated balance sheet at December 31, 2018.  As of February 26, 2019, $20.6 million remained available for repurchase under the August 2018 Repurchase Plan.

During the year ended December 31, 2018, 34,976 shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $2.1 million. While such purchases are considered common stock repurchases, they are not counted as purchases against our authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying consolidated balance sheet at December 31, 2018.

14.                            STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at December 31, 2018: the Monster Beverage Corporation 2011 Omnibus Incentive Plan (the “2011 Omnibus Incentive Plan”), including the Monster Beverage Deferred Compensation Plan (the “Deferred Compensation Plan”) as a sub plan thereunder, and the Monster Beverage Corporation 2017 Compensation Plan for Non-Employee Directors (the “2017 Directors Plan”), including the Monster Beverage Deferred Compensation Plan for Non-Employee Directors as a sub plan thereunder.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The 2011 Omnibus Incentive Plan permits the granting of options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards up to an aggregate of 43,500,000 shares of the common stock of the Company to employees or consultants of the Company and its subsidiaries. Shares authorized under the 2011 Omnibus Incentive Plan are reduced by 2.16 shares for each share granted or issued with respect to a Full Value Award. A Full Value Award is an award other than an incentive stock option, a non-qualified stock option, or a stock appreciation right, which is settled by the issuance of shares. Options granted under the 2011 Omnibus Incentive Plan may be incentive stock options under Section 422 of the Internal Revenue Code, as amended, or non-qualified stock options. The Compensation Committee of the Board of Directors (the “Compensation Committee”) has sole and exclusive authority to grant stock awards to all employees who are not new hires and to all new hires who are subject to Section 16 of the Exchange Act. The Compensation Committee and the Executive Committee of the Board of Directors (the “Executive Committee”) each independently has the authority to grant stock awards to new hires who are not Section 16 employees. Awards granted by the Executive Committee are not subject to approval or ratification by the Board of Directors or the Compensation Committee. Options granted under the 2011 Omnibus Incentive Plan generally vest over a five-year period from the grant date and are generally exercisable up to 10 years after the grant date. As of December 31, 2018, 22,740,597 shares of the Company’s common stock have been granted, net of cancellations, and 16,611,623 shares (as adjusted for Full Value Awards) of the Company’s common stock remain available for grant under the 2011 Omnibus Incentive Plan.

In 2016, the Company adopted the Deferred Compensation Plan (as a sub plan to the 2011 Omnibus Incentive Plan), pursuant to which eligible employees may elect to defer cash and/or equity based compensation and to receive the deferred amounts, together with an investment return (positive or negative), either at a pre-determined time in the future or upon termination of their employment with the Company or its subsidiaries or affiliates that are participating employers under the Deferred Compensation Plan, as provided under the Deferred Compensation Plan and in relevant deferral elections.  Deferrals under the Deferred Compensation Plan are unfunded and unsecured. As of December 31, 2018, deferrals under the Deferred Compensation Plan are solely comprised of cash compensation and equity compensation. Future amounts due are not material in the aggregate.

In 2017, the Company adopted the 2017 Directors Plan, a successor plan to the 2009 Monster Beverage Corporation Stock Incentive Plan for Non-Employee Directors. The 2017 Directors Plan permits the granting of stock options, stock appreciation rights, restricted shares or restricted stock units, deferred awards, dividend equivalents, and other share based-awards up to an aggregate of 1,250,000 shares of common stock of the Company to non-employee directors of the Company.

Each calendar year, a non-employee director will receive an annual retainer and annual equity award, as provided for in the 2017 Directors Plan, which may be modified from time to time.  Currently, with respect to equity awards, each non-employee director receives an award of restricted stock units at each annual meeting of the Company’s stockholders or promptly thereafter. A non-employee director’s annual award of restricted stock units will generally vest on the earliest to occur of: (a) the last business day immediately preceding the annual meeting of the Company’s stockholders in the calendar year following the calendar year in which the grant date occurs, (b) a Change of Control (as defined in the 2017 Directors Plan), (c) the non-employee director’s death, or (d) the date of the non-employee director’s separation from service due to disability, so long as the non-employee director remains a non-employee director through such date. The Board of Directors may in its discretion award non-employee directors stock options, stock appreciation rights, restricted stock, and other share-based awards in lieu of or in addition to restricted stock units.  The Board of Directors may amend or terminate the 2017 Directors Plan at any time, subject to certain limitations set forth in the 2017 Directors Plan. As of December 31, 2018, 47,880 shares of the Company’s common stock had been granted under the 2017 Directors Plan, and 1,202,120 shares of the Company’s common stock remain available for grant.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

In 2017, the Company adopted the Deferred Compensation Plan for Non-Employee Directors (as a sub plan to the 2017 Directors Plan), pursuant to which the Board of Directors may permit non-employee directors to elect, at such times and in accordance with rules and procedures (or sub-plan) adopted by the Board of Directors (which are intended to comply with Code Section 409A, as applicable), to receive all or any portion of such non-employee director’s compensation, whether payable in cash or in equity, on a deferred basis. Deferrals under the Deferred Compensation Plan for Non-Employee Directors are unfunded and unsecured. As of December 31, 2018, deferrals under the Deferred Compensation Plan for Non-Employee Directors are solely comprised of cash compensation and equity compensation. Future amounts due are not material in the aggregate. The 2017 Directors Plan was adopted to effectuate any such deferrals.  The 2017 Directors Plan is administered by the Board of Directors.  Each award granted under the 2017 Directors Plan will be evidenced by a written agreement and will contain the terms and conditions that the Board of Directors deems appropriate.

Under the 2017 Directors Plan, the Board of Directors requires each non-employee director to satisfy the share ownership guidelines set forth below, as may be amended by the Board of Directors from time to time. The current share ownership guidelines provide that non-employee directors of the Company must:

•                Hold at least 9,000 shares of Company common stock. For this purpose, deferred shares or deferred restricted stock units will be deemed held, to the extent vested.

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

The Company recorded $57.1 million, $52.3 million and $45.8 million of compensation expense relating to stock options, restricted stock awards and restricted stock units during the years ended December 31, 2018, 2017 and 2016, respectively.

The excess tax benefit realized for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options and vesting of restricted stock units for the years ended December 31, 2018, 2017 and 2016 was $8.5 million, $96.7 million and $20.8 million, respectively.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted through December 31, 2018 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	2018	2017	2016
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	34.7%	36.5%	36.2%
Risk-free interest rate	2.81%	2.11%	1.57%
Expected term	6.0 Years	6.1 Years	6.3 Years

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

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

Options	Number of Shares (In thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	17,819	$29.62	6.1	$600,032
Granted 01/01/18 - 03/31/18	2,615	$58.76
Granted 04/01/18 - 06/30/18	360	$51.72
Granted 07/01/18 - 09/30/18	11	$58.77
Granted 10/01/18 - 12/31/18	194	$55.91
Exercised	(1,450)	$19.20
Cancelled or forfeited	(659)	$45.22
Outstanding at December 31, 2018	18,890	$34.61	5.8	$303,627
Vested and expected to vest in the future at December 31, 2018	18,052	$33.83	5.7	$301,723
Exercisable at December 31, 2018	10,432	$23.10	4.1	$272,636

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2018:

			Options Outstanding			Options Exercisable

Range of Exercise Prices ($)			Number Outstanding (In Thousands)	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price ($)	Number Exercisable (In Thousands)	Weighted Average Exercise Price ($)
$5.94	-	$5.94	3,086	0.9	$5.94	3,086	$5.94
$6.02	-	$17.99	2,109	4.0	$16.13	2,109	$16.13
$18.64	-	$23.68	2,227	5.0	$22.77	1,970	$22.71
$36.05	-	$43.64	1,932	7.2	$41.59	683	$40.41
$43.99	-	$43.99	2,325	7.2	$43.99	856	$43.99
$44.73	-	$45.01	623	7.1	$44.94	225	$44.94
$45.16	-	$45.16	1,998	6.1	$45.16	1,183	$45.16
$45.55	-	$55.20	1,899	8.4	$48.24	313	$46.81
$56.08	-	$57.36	81	9.6	$57.16	1	$56.08
$58.73	-	$67.93	2,610	9.1	$58.89	6	$62.92
			18,890	5.8	$34.61	10,432	$23.10

The weighted-average grant-date fair value of options granted during the years ended December 31, 2018, 2017 and 2016 was $22.37 per share, $18.29 per share and $16.90 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $56.8 million, $285.8 million and $70.6 million, respectively.

Cash received from option exercises under all plans for the years ended December 31, 2018, 2017 and 2016 was $25.9 million, $52.6 million and $16.4 million, respectively.

At December 31, 2018, there was $98.7 million of total unrecognized compensation expense related to non-vested options granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.

Restricted Stock Units

Stock-based compensation cost for restricted stock units is measured based on the closing fair market value of the Company’s common stock at the date of grant. In the event that the Company has the option and intent to settle a restricted stock unit in cash, the award is classified as a liability and revalued at each balance sheet date.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following table summarizes the Company’s activities with respect to non-vested restricted stock units as follows:

	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2018	530	$45.09
Granted 01/01/18- 03/31/18	221	$58.75
Granted 04/01/18- 06/30/18	48	$52.31
Granted 07/01/18- 09/30/18	1	$58.72
Granted 10/01/18- 12/31/18	1	$56.19
Vested	(265)	$45.26
Forfeited/cancelled	(7)	$33.60
Non-vested at December 31, 2018	529	$51.55

The weighted-average grant-date fair value of restricted stock units granted during the years ended December 31, 2018, 2017 and 2016 was $57.59, $46.74 and $44.71 per share, respectively. As of December 31, 2018, 0.5 million of restricted stock units are expected to vest.

At December 31, 2018, total unrecognized compensation expense relating to non-vested restricted stock units was $15.7 million, which is expected to be recognized over a weighted-average period of 1.6 years.

Employee and Non-Employee Share-Based Compensation Expense

The table below shows the amounts recognized in the consolidated financial statements for the years ended December 31, 2018, 2017 and 2016 for share-based compensation related to employees and non-employees. Employee and non-employee share-based compensation expense of $57.1 million for the year ended December 31, 2018 is comprised of $10.0 million relating to incentive stock options and $47.1 million relating to non-qualified stock options and restricted units. Employee and non-employee share-based compensation expense of $52.3 million for the year ended December 31, 2017 is comprised of $8.7 million relating to incentive stock options and $43.6 million relating to non-qualified stock options and restricted units. Employee and non-employee share-based compensation expense of $45.8 million for the year ended December 31, 2016 is comprised of $8.0 million relating to incentive stock options and $37.8 million relating to non-qualified stock options and restricted units.

	2018	2017	2016
Operating expenses	$57,111	$52,282	$45,848
Total employee and non-employee share-based compensation expense included in income, before income tax	57,111	52,282	45,848
Less: Amount of income tax benefit recognized in earnings	(14,892)	(100,635)	(34,909)
Amount charged against net income	$42,219	$(48,353)	$10,939

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

15.                            INCOME TAXES

On December 22, 2017, the President of the United States signed into law the Tax Reform Act.  The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. A company may select between one of three scenarios to determine a reasonable estimate for certain income tax effects arising from the Tax Reform Act. Those scenarios are (i) a final estimate which effectively closes the measurement window; (ii) a reasonable estimate leaving the measurement window open for future revisions; and (iii) no estimate as the law is still being analyzed. The Company was able to provide a reasonable estimate for the revaluation of deferred taxes and the effects of the toll charge on undistributed foreign subsidiary earnings and profits (“E&P”). As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act, the Company revalued its net deferred tax assets at December 31, 2017, resulting in a provisional $39.8 million charge included in the provision for income taxes for the year ended December 31, 2017. The Tax Reform Act also provided for a one-time deemed mandatory repatriation of post-1986 E&P through the year ended December 31, 2017.  As a result, the Company recognized a provisional $2.1 million charge in the provision for income taxes for the year ended December 31, 2017 related to such deemed mandatory repatriation. The Company completed its analysis of the Tax Reform Act during 2018 and adjusted the 2017 provisional estimate to the final amounts in accordance with Staff Accounting Bulletin No. 118. The measurement window begins in the reporting period that includes the enactment date and ends when an entity has obtained, prepared and analyzed the information needed in order to complete the accounting requirements under ASC 740.  For the year ended December 31, 2018, the Company made an adjustment to the provisional amount and recognized an additional $1.8 million provision for income tax related to the deemed mandatory repatriation.

The Company has not made additional measurement window adjustments to these items during the year ended December 31, 2018.

The Company evaluated the various provisions of the Tax Reform Act, including, the global intangible low-taxed income (“GILTI”) and the foreign derived intangible income provisions. The Company will treat any U.S. tax on foreign earnings under GILTI as a current period expense when incurred.

The domestic and foreign components of the Company’s income before provision for income taxes are as follows:

	Year Ended December 31,
	2018	2017	2016
Domestic*	$1,100,487	$1,062,713	$1,029,763
Foreign*	192,785	138,910	49,922
Income before provision for income taxes	$1,293,272	$1,201,623	$1,079,685

*After intercompany royalties, management fees and interest charges from the Company’s domestic to foreign entities of $40.5 million, $42.5 million and $25.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Components of the provision for income taxes are as follows:

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$209,147	$243,127	$212,283
State	41,934	43,252	35,756
Foreign	42,541	27,522	17,171
	293,622	313,901	265,210

Deferred:
Federal	9,804	61,797	87,360
State	1,644	3,062	15,254
Foreign	(8,778)	(4,579)	(9,709)
	2,670	60,280	92,905

Valuation allowance	3,976	6,764	8,885
	$300,268	$380,945	$367,000

A reconciliation of the total provision for income taxes after applying the U.S. federal statutory rate of 21% for 2018 and 35% for 2017 and 2016 to income before provision for income taxes to the reported provision for income taxes are as follows:

	Year Ended December 31,
	2018	2017	2016
U.S. Federal tax expense at statutory rates	$271,587	$420,568	$377,599
State income taxes, net of federal tax benefit	36,312	27,569	33,148
Permanent differences	3,606	10,356	954
Stock based compensation	(370)	(79,687)	(13,654)
Domestic production deduction	-	(22,229)	(21,447)
Deferred tax asset reduction (Tax Reform Act)	-	39,763	-
Other	(8,438)	3,736	(8,765)
Foreign rate differential	(6,405)	(25,895)	(9,720)
Valuation allowance	3,976	6,764	8,885
	$300,268	$380,945	$367,000

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Major components of the Company’s deferred tax assets (liabilities) at December 31, 2018 and 2017 are as follows:

	2018	2017
Deferred Tax Assets:
Reserve for sales returns	$137	$159
Reserve for inventory obsolescence	2,836	522
Reserve for marketing development fund	4,666	6,360
Capitalization of inventory costs	1,210	1,598
State franchise tax - current	2,663	2,050
Accrued compensation	574	1,473
Accrued other liabilities	5,276	3,917
Deferred revenue	87,573	93,321
Stock-based compensation	25,439	21,119
Foreign net operating loss carryforward	28,030	28,965
Prepaid supplies	7,476	7,273
Termination payments	71,918	70,637
Gain on intercompany transfer	-	6,793
Other deferred tax assets	11,010	3,449
Total gross deferred tax assets	$248,808	$247,636

Deferred Tax Liabilities:
Amortization of trademarks	$(31,445)	$(21,657)
Intangibles	(82,544)	(84,867)
State franchise tax - deferred	(7,093)	(7,617)
Other deferred tax liabilities	(99)	(62)
Depreciation	(5,123)	(8,260)
Total gross deferred tax liabilities	(126,304)	(122,463)

Valuation Allowance	(36,816)	(32,840)

Net deferred tax assets	$85,688	$92,333

During the years ended December 31, 2018, 2017 and 2016, the Company established full valuation allowances against certain deferred tax assets, resulting from cumulative net operating losses incurred by certain foreign subsidiaries of the Company. The effect of the valuation allowances and the subsequent related impact on the Company’s overall tax rate was to increase the Company’s provision for income taxes by $4.0 million, $6.8 million and $8.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018, the Company had net operating loss carryforwards of approximately $102.6 million. Of this amount, $74.7 million may be carried forward indefinitely. The remaining $27.9 million of net operating loss carryforwards will begin to expire in 2019.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the years ended December 31, 2018, 2017 and 2016:

Gross Unrealized Tax Benefits
Balance at January 1, 2016	$471
Additions for tax positions related to the current year	-
Additions for tax positions related to the prior year	-
Decreases for tax positions related to prior years	(462)
Balance at December 31, 2016	$9
Additions for tax positions related to the current year	-
Additions for tax positions related to the prior year	6,540
Decreases for tax positions related to prior years	(9)
Balance at December 31, 2017	$6,540
Additions for tax positions related to the current year	-
Additions for tax positions related to the prior year	1,159
Decreases for tax positions related to prior years	(2,664)
Balance at December 31, 2018	$5,035

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s consolidated financial statements. As of December 31, 2018, the Company had accrued approximately $0.9 million in interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions it would not have a significant impact on the Company’s effective tax rate.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

16.                            EARNINGS PER SHARE

A reconciliation of the weighted average shares used in the basic and diluted earnings per common share computations for the years ended December 31, 2018, 2017 and 2016 is presented below (in thousands):

	2018	2017	2016
Weighted-average shares outstanding:
Basic	557,166	566,782	587,874
Dilutive securities	7,088	10,359	11,945
Diluted	564,254	577,141	599,819

For the years ended December 31, 2018, 2017 and 2016, options and awards outstanding totaling 3.2 million shares, 7.9 million shares and 5.7 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

17.       EMPLOYEE BENEFIT PLAN

Employees of the Company may participate in the Monster Beverage Corporation 401(k) Plan, a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code.  Participating employees may contribute up to 15% of their pretax salary up to statutory limits. The Company contributes 50% of the employee contribution, up to 6% of each employee’s earnings, which vest 25% each year for four years after the first anniversary date. Matching contributions were $2.9 million, $2.5 million and $2.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

18.                            SEGMENT INFORMATION

The Company has three operating and reportable segments, (i) Monster Energy® Drinks segment, which is primarily comprised of the Company’s Monster Energy® drinks, (ii) Strategic Brands segment, which is primarily comprised of the various energy drink brands acquired from TCCC in 2015 as well as the Company’s Predator® energy drinks, and (iii) Other segment, which is comprised of certain products sold by AFF, a wholly-owned subsidiary of the Company, to independent third-party customers.

The Company’s Monster Energy® Drinks segment generates net operating revenues by selling ready-to-drink packaged drinks primarily to bottlers and full service beverage distributors. In some cases, the Company sells directly to retail grocery and specialty chains, wholesalers, club stores, drug stores, mass merchandisers, convenience chains, foodservice customers and the military.

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

Corporate and unallocated amounts that do not relate to a reportable segment have been allocated to “Corporate and unallocated.” No asset information, other than goodwill and other intangible assets, has been provided for in the Company’s reportable segments as management does not measure or allocate such assets on a segment basis.

The net revenues derived from the Company’s reportable segments and other financial information related thereto for the years ended December 31, 2018, 2017 and 2016 are as follows:

	2018	2017	2016
Net sales:
Monster Energy® Drinks(1)	$3,498,427	$3,047,596	$2,759,862
Strategic Brands	285,836	299,844	272,520
Other	22,920	21,605	17,011
Corporate and unallocated	-	-	-
	$3,807,183	$3,369,045	$3,049,393

	2018	2017	2016
Operating Income:
Monster Energy® Drinks(1) (2)	$1,371,062	$1,264,579	$1,148,427
Strategic Brands	176,520	174,458	163,121
Other	5,362	5,583	2,295
Corporate and unallocated	(269,325)	(245,833)	(228,505)
	$1,283,619	$1,198,787	$1,085,338

	2018	2017	2016
Income before tax:
Monster Energy® Drinks(1) (2)	$1,372,001	$1,264,555	$1,148,640
Strategic Brands	176,540	174,442	163,084
Other	5,362	5,583	2,295
Corporate and unallocated	(260,631)	(242,957)	(234,334)
	$1,293,272	$1,201,623	$1,079,685

(1)    Includes $44.3 million, $43.4 million and $40.3 million for the years ended December 31, 2018, 2017 and 2016, respectively, related to the recognition of deferred revenue.

(2)    Includes $26.6 million, $35.4 million and $79.8 million for the years ended December 31, 2018, 2017 and 2016, respectively, related to distributor termination costs.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

	2018	2017	2016
Depreciation and amortization:
Monster Energy® Drinks	$36,387	$29,591	$24,048
Stategic Brands	7,774	7,443	7,113
Other	4,657	4,608	3,457
Corporate and unallocated	8,161	7,245	6,227
	$56,979	$48,887	$40,845

Corporate and unallocated expenses were $269.3 million for the year ended December 31, 2018 and included $174.9 million of payroll costs, of which $57.1 million was attributable to stock-based compensation expense (See Note 14, “Stock-Based Compensation”), $53.6 million of professional service expenses, including accounting and legal costs, $6.0 million of insurance costs and $34.8 million of other operating expenses.

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

TCCC, through the TCCC Subsidiaries, accounted for approximately 3%, 18% and 41% of the Company’s net sales for the years ended December 31, 2018, 2017 and 2016, respectively. As part of the North America Refranchising, the territories of certain TCCC Subsidiaries have been transitioned to certain independent/non wholly-owned TCCC bottlers/distributors. Accordingly, the Company’s percentage of net sales classified as sales to the TCCC Subsidiaries decreased for the years ended December 31, 2018 and 2017.

CCBCC Operations, LLC accounted for approximately 13%, 13% and 9% of the Company’s net sales for the years ended December 31, 2018, 2017 and 2016, respectively.

Reyes Coca-Cola Bottling accounted for approximately 12%, 6% and 2% of the Company’s net sales for the years ended December 31, 2018, 2017 and 2016, respectively.

Coca-Cola European Partners accounted for approximately 10%, 9% and 9% of the Company’s net sales for the years ended December 31, 2018, 2017 and 2016, respectively.

Net sales to customers outside the United States amounted to $1.09 billion, $909.3 million and $733.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.  Such sales were approximately 29%, 27% and 24% of net sales for the years ended December 31, 2018, 2017 and 2016, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Goodwill and other intangible assets for the Company’s reportable segments as of December 31, 2018 and 2017 are as follows:

	2018	2017
Goodwill and other intangible assets:
Monster Energy® Drinks	$1,368,620	$1,346,648
Strategic Brands	989,944	995,582
Other	18,957	23,498
Corporate and unallocated	-	-
	$2,377,521	$2,365,728

19.                            RELATED PARTY TRANSACTIONS

TCCC controls approximately 19% of the voting interests of the Company.  The TCCC Subsidiaries, the TCCC Related Parties and the TCCC Independent Bottlers, purchase and distribute certain of the Company’s products in certain domestic and international markets. The Company also pays TCCC a commission based on certain sales within the TCCC distribution network.

TCCC commissions, based on sales to the TCCC Subsidiaries and the TCCC Related Parties, for the year ended December 31, 2018 were $48.0 million, and are included as a reduction to net sales. TCCC commissions, based on sales to the TCCC Independent Bottlers for the year ended December 31, 2018 were $14.8 million, and are included in operating expenses.

TCCC commissions, based on sales to the TCCC Subsidiaries, for the year ended December 31, 2017 were $9.8 million, and are included as a reduction to net sales. TCCC commissions, based on sales to the TCCC Related Parties and the TCCC Independent Bottlers, for the year ended December 31, 2017 were $45.0 million, and are included in operating expenses.

Upon adoption of ASC 606, commissions paid to TCCC, based on sales to the TCCC Related Parties, are included as a reduction to net sales. Prior to January 1, 2018, such commissions, based on sales to the TCCC Related Parties, were included in operating expenses.

Net sales to the TCCC Subsidiaries for the years ended December 31, 2018 and 2017 were $132.5 million and $594.1 million, respectively. As part of the North America Refranchising, the territories of certain TCCC Subsidiaries have been transitioned to certain independent TCCC bottlers/distributors and/or TCCC Related Parties. Accordingly, the Company’s net sales classified as sales to the TCCC Subsidiaries significantly decreased for the year ended December 31, 2018.

The Company also purchases concentrates from TCCC which are then sold to certain of the Company’s bottlers/distributors. Concentrate purchases from TCCC were $27.5 million, $26.2 million and $26.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Certain TCCC Subsidiaries also contract manufacture certain of the Company’s Monster Energy® brand energy drinks. Such contract manufacturing expenses were $22.8 million, $11.8 million and $9.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Accounts receivable, accounts payable and accrued promotional allowances related to the TCCC Subsidiaries are as follows at:

	December 31, 2018	December 31, 2017

Accounts receivable, net	$25,312	$32,607
Accounts payable	$(54,430)	$(45,465)
Accrued promotional allowances	$(4,044)	$(5,884)

Two directors and officers of the Company and their families are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the years ended December 31, 2018, 2017 and 2016 were $1.8 million, $2.2 million and $1.5 million, respectively.

In December 2018, the Company and a director of the Company entered into a 50-50 partnership that purchased land in Kona, Hawaii for the purpose producing coffee products. The Company’s $1.9 million 50% contribution is accounted for as an equity investment and is included in other long-term assets in the accompanying consolidated balance sheet at December 31, 2018.

20.                            SUBSEQUENT EVENTS

On February 26, 2019, the Company’s Board of Directors authorized a new share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock. As of February 26, 2019 $20.6 million remained available for grant under the August 2018 Repurchase Plan. The aggregate amount available to repurchase the Company’s common stock is currently $520.6 million.

21.                            QUARTERLY FINANCIAL DATA (Unaudited)

				Net Income per Common Share
	Net Sales	Gross Profit	Net Income	Basic	Diluted
Quarter ended:
March 31, 2018	$850,921	$515,257	$216,050	$0.38	$0.38
June 30, 2018	1,015,873	620,258	270,116	$0.48	$0.48
September 30, 2018	1,016,160	607,659	267,733	$0.48	$0.48
December 31, 2018	924,229	552,201	239,105	$0.43	$0.43
	$3,807,183	$2,295,375	$993,004

Quarter ended:
March 31, 2017	$742,146	$480,874	$177,980	$0.31	$0.31
June 30, 2017	907,068	583,497	222,633	$0.39	$0.39
September 30, 2017	909,476	569,709	218,744	$0.39	$0.38
December 31, 2017	810,355	503,610	201,321	$0.36	$0.35
	$3,369,045	$2,137,690	$820,678

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016 (Dollars in Thousands)

Certain of the figures reported above may differ from previously reported figures for individual quarters due to rounding.

Description	Balance at beginning of period	Charged to cost and expenses	Deductions	Balance at end of period

Allowance for doubtful accounts, sales returns and cash discounts:

2018	$1,105	$7,890	$(7,406)	$1,589
2017	$1,121	$8,364	$(8,380)	$1,105
2016	$1,248	$7,389	$(7,516)	$1,121

Allowance on Deferred Tax Assets and Unrecognized Tax Benefits:

2018	$40,680	$2,068	$-	$42,748
2017	$26,086	$14,594	$-	$40,680
2016	$17,846	$8,240	$-	$26,086