Form 10-Q
period 2019-03-31
Monster Beverage Corp
filed 2019-05-03
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019	Commission File Number 001-18761

MONSTER BEVERAGE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	47-1809393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes X     No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___    No  X

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	MNST	Nasdaq Global Select Market

The registrant had 543,576,196 shares of common stock, par value $0.005 per share, outstanding as of April 17, 2019.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

MARCH 31, 2019

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2019 AND DECEMBER 31, 2018

(In Thousands, Except Par Value) (Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$618,344	$637,513
Short-term investments	263,697	320,650
Accounts receivable, net	596,661	484,562
Inventories	300,780	277,705
Prepaid expenses and other current assets	63,685	44,909
Prepaid income taxes	64,133	38,831
Total current assets	1,907,300	1,804,170

PROPERTY AND EQUIPMENT, net	241,232	243,051
DEFERRED INCOME TAXES	85,215	85,687
GOODWILL	1,331,643	1,331,643
OTHER INTANGIBLE ASSETS, net	1,042,839	1,045,878
OTHER ASSETS	47,622	16,462
Total Assets	$4,655,851	$4,526,891

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$267,735	$248,760
Accrued liabilities	117,350	112,507
Accrued promotional allowances	167,700	145,741
Accrued distributor terminations	10,272	-
Deferred revenue	43,591	44,045
Accrued compensation	18,211	39,903
Income taxes payable	6,113	10,189
Total current liabilities	630,972	601,145

DEFERRED REVENUE	303,241	312,224

OTHER LIABILITIES	22,818	2,621

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 1,250,000 shares authorized; 634,841 shares issued and 543,547 shares outstanding as of March 31, 2019; 630,970 shares issued and 543,676 shares outstanding as of December 31, 2018	3,174	3,155
Additional paid-in capital	4,288,638	4,238,170
Retained earnings	4,176,130	3,914,645
Accumulated other comprehensive loss	(34,125)	(32,864)
Common stock in treasury, at cost; 91,294 shares and 87,294 shares as of March 31, 2019 and December 31, 2018, respectively	(4,734,997)	(4,512,205)
Total stockholders’ equity	3,698,820	3,610,901
Total Liabilities and Stockholders’ Equity	$4,655,851	$4,526,891

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE-MONTHS ENDED MARCH 31, 2019 AND 2018

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended
	March 31,
	2019	2018

NET SALES	$945,991	$850,921

COST OF SALES	372,459	335,664

GROSS PROFIT	573,532	515,257

OPERATING EXPENSES	262,071	235,342

OPERATING INCOME	311,461	279,915

INTEREST and OTHER INCOME, net	2,742	1,805

INCOME BEFORE PROVISION FOR INCOME TAXES	314,203	281,720

PROVISION FOR INCOME TAXES	52,718	65,670

NET INCOME	$261,485	$216,050

NET INCOME PER COMMON SHARE:
Basic	$0.48	$0.38
Diluted	$0.48	$0.38

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	542,768	566,000
Diluted	548,273	574,129

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE-MONTHS ENDED MARCH 31, 2019 AND 2018

(In Thousands) (Unaudited)

	Three-Months Ended March 31,
	2019	2018
Net income, as reported	$261,485	$216,050
Other comprehensive income:
Change in foreign currency translation adjustment	(1,381)	2,723
Available-for-sale investments:
Change in net unrealized gains	120	215
Reclassification adjustment for net gains included in net income	-	-
Net change in available-for-sale investments	120	215
Other comprehensive (loss) income	(1,261)	2,938
Comprehensive income	$260,224	$218,988

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE-MONTHS ENDED MARCH 31, 2019 AND 2018 (In Thousands) (Unaudited)

					Accumulated
					Other			Total
	Common stock		Additional	Retained	Comprehensive	Treasury stock		Stockholders’
	Shares	Amount	Paid-in Capital	Earnings	Loss	Shares	Amount	Equity

Balance, December 31, 2018	630,970	$3,155	$4,238,170	$3,914,645	$(32,864)	(87,294)	$(4,512,205)	$3,610,901

Stock-based compensation	-	-	15,324	-	-	-	-	15,324

Exercise of stock options	3,871	19	35,144	-	-	-	-	35,163

Unrealized gain on available-for-sale securities	-	-	-	-	120	-	-	120

Repurchase of common stock	-	-	-	-	-	(4,000)	(222,792)	(222,792)

Foreign currency translation	-	-	-	-	(1,381)	-	-	(1,381)

Net income	-	-	-	261,485	-	-	-	261,485

Balance, March 31, 2019	634,841	$3,174	$4,288,638	$4,176,130	$(34,125)	(91,294)	$(4,734,997)	$3,698,820

					Accumulated
					Other			Total
	Common stock		Additional	Retained	Comprehensive	Treasury stock		Stockholders’
	Shares	Amount	Paid-in Capital	Earnings	Loss	Shares	Amount	Equity

Balance, December 31, 2017	629,255	$3,146	$4,150,628	$2,928,226	$(16,659)	(62,957)	$(3,170,129)	$3,895,212

Stock-based compensation	-	-	13,439	-	-	-	-	13,439

Exercise of stock options	669	4	6,498	-	-	-	-	6,502

Unrealized gain on available-for-sale securities	-	-	-	-	215	-	-	215

ASU No. 2016-16 adoption	-	-	-	(6,585)	-	-	-	(6,585)

Repurchase of common stock	-	-	-	-	-	(4,362)	(251,949)	(251,949)

Foreign currency translation	-	-	-	-	2,723	-	-	2,723

Net income	-	-	-	216,050	-	-	-	216,050

Balance, March 31, 2018	629,924	$3,150	$4,170,565	$3,137,691	$(13,721)	(67,319)	$(3,422,078)	$3,875,607

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTHS ENDED MARCH 31, 2019 AND 2018

(In Thousands) (Unaudited)

	Three-Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$261,485	$216,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,870	13,991
Gain on disposal of property and equipment	(115)	(187)
Stock-based compensation	15,324	13,439
Deferred income taxes	472	-
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(116,426)	(72,699)
Distributor receivables	2,923	3,279
Inventories	(24,004)	(11,274)
Prepaid expenses and other current assets	(21,492)	(19,646)
Prepaid income taxes	(25,224)	52,410
Accounts payable	18,565	(22,616)
Accrued liabilities	(2,262)	(14,985)
Accrued promotional allowances	23,103	15,971
Accrued distributor terminations	10,272	71
Accrued compensation	(21,832)	(18,350)
Income taxes payable	(4,125)	(1,059)
Other liabilities	1,338	1,108
Deferred revenue	(9,476)	(6,592)
Net cash provided by operating activities	123,396	148,911

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of available-for-sale investments	232,387	334,216
Purchases of available-for-sale investments	(175,314)	(247,421)
Purchases of property and equipment	(8,485)	(13,049)
Proceeds from sale of property and equipment	184	3,397
Decrease in intangibles	298	280
Increase in other assets	(2,291)	(1,549)
Net cash provided by investing activities	46,779	75,874

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(393)	(543)
Issuance of common stock	35,163	6,501
Purchases of common stock held in treasury	(222,792)	(251,950)
Net cash used in financing activities	(188,022)	(245,992)

Effect of exchange rate changes on cash and cash equivalents	(1,322)	3,945

NET DECREASE IN CASH AND CASH EQUIVALENTS	(19,169)	(17,262)
CASH AND CASH EQUIVALENTS, beginning of period	637,513	528,622
CASH AND CASH EQUIVALENTS, end of period	$618,344	$511,360

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$15	$16
Income taxes	$82,002	$15,223

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTHS ENDED MARCH 31, 2019 AND 2018

(In Thousands) (Unaudited) (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

Included in accrued liabilities as of March 31, 2019 and 2018 were $12.3 million and $8.3 million, respectively, related to additions to other intangible assets.

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

1.                                    BASIS OF PRESENTATION

Reference is made to the Notes to Consolidated Financial Statements, in Monster Beverage Corporation and Subsidiaries (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2018 (“Form 10-K”) for a summary of significant accounting policies utilized by the Company and its consolidated subsidiaries and other disclosures, which should be read in conjunction with this Quarterly Report on Form 10-Q (“Form 10-Q”).

The Company’s condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting. They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP. The information set forth in these interim condensed consolidated financial statements for the three-months ended March 31, 2019 and 2018, respectively, is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading. Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to calculate the implied fair value of goodwill, but rather requires an entity to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of ASU No. 2017-04 on its financial position and results of operations.

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

Recently adopted accounting pronouncements

In February 2018, the FASB issued ASU No. 2018-02 (ASU No. 2018-02), “Income Statement - Reporting Comprehensive Income (Topic 220)”, which amended the previous guidance to allow for certain tax effects “stranded” in accumulated other comprehensive income, which are impacted by the Tax Reform Act signed into law on December 22, 2017, to be reclassified from accumulated other comprehensive income into retained earnings. This amendment pertains only to those items impacted by the new tax law and does not apply to any future tax effects stranded in accumulated other comprehensive income. This standard was effective for fiscal years beginning after December 15, 2018, and allowed for early adoption. The adoption of ASU No. 2018-02 did not have an impact on the Company’s financial position, results of operations and liquidity.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. This update requires the recognition of lease assets and lease liabilities on the balance sheet for leases classified as operating leases under previous guidance. The accounting for finance leases (capital leases) was substantially unchanged. The original guidance required application on a modified retrospective basis with adjustments to the earliest comparative period presented. In August 2018, the FASB issued ASU No. 2018-11, “Targeted Improvements to ASC 842,” which included an option to not restate comparative periods in transition and elect to use the effective date of ASU No. 2016-02 as the date of initial application, which the Company elected. As a result, the consolidated balance sheet prior to January 1, 2019 was not restated, and continues to be reported under previous guidance that did not require the recognition of operating lease liabilities and corresponding lease assets on the consolidated balance sheet. As a result of the adoption of ASU No. 2016-02 on January 1, 2019, the Company recorded operating lease right-of-use assets of $26.3 million and operating lease liabilities of $22.6 million. The adoption of ASU No. 2016-02 had an immaterial impact on the Company’s condensed consolidated statement of income and condensed consolidated statement of cash flows for the three-month period ended March 31, 2019. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carry forward the historical lease classification, not reassess prior conclusions related to expired or existing contracts that are or that contain leases, and not reassess the accounting for initial direct costs. Additional information and disclosures required by ASU No. 2016-02 are contained in Note 4.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

3.                                    REVENUE RECOGNITION

The Company has three operating and reportable segments, (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is primarily comprised of the Company’s Monster Energy® drinks and Reign Total Body FuelTM high performance energy drinks, (ii) Strategic Brands segment (“Strategic Brands”), which is comprised primarily of the various energy drink brands acquired from The Coca-Cola Company (“TCCC”) in 2015 as well as the Company’s affordable energy brands, and (iii) Other segment (“Other”), which is comprised of certain products sold by American Fruits and Flavors LLC, a wholly-owned subsidiary of the Company, to independent third-party customers (the “AFF Third-Party Products”).

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

The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. Certain of the Company’s bottlers/distributors may also perform a separate function as a co-packer on the Company’s behalf. In such cases, control of the Company’s products passes to such bottlers/distributors when they notify the Company that they have taken possession or transferred the relevant portion of the Company’s finished goods. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of March 31, 2019 or December 31, 2018.

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

•     discounted or free products;

•     contractual fees given to the Company’s bottlers/distributors related to sales made directly by the Company to certain customers that fall within the bottlers’/distributors’ sales territories; and

•     commissions paid to TCCC based on the Company’s sales to certain wholly-owned subsidiaries of TCCC (the “TCCC Subsidiaries”) and/or to certain companies accounted for by TCCC under the equity method (“the TCCC Related Parties”).

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

Amounts received pursuant to new and/or amended distribution agreements entered into with certain distributors relating to the costs associated with terminating the Company’s prior distributors, are accounted for as revenue ratably over the anticipated life of the respective distribution agreements, generally over 20 years.

The Company also enters into license agreements that generate revenues associated with third-party sales of non-beverage products bearing the Company’s trademarks including, but not limited to, clothing, hats, t-shirts, jackets, helmets and automotive wheels.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Disaggregation of Revenue

The following tables disaggregate the Company’s revenue by geographical markets and reportable segments:

	Three-Months Ended March 31, 2019
Net Sales	U.S. and Canada	EMEA[1]	Asia Pacific	Latin America and Caribbean	Total
Monster Energy® Drinks	$642,826	$124,637	$62,456	$40,465	$870,384
Strategic Brands	41,750	21,908	6,225	403	70,286
Other	5,321	-	-	-	5,321
Total Net Sales	$689,897	$146,545	$68,681	$40,868	$945,991

	Three-Months Ended March 31, 2018
Net Sales	U.S. and Canada	EMEA[1]	Asia Pacific	Latin America and Caribbean	Total
Monster Energy® Drinks	$588,817	$110,929	$47,431	$33,328	$780,505
Strategic Brands	39,724	19,313	5,548	1,174	65,759
Other	4,657	-	-	-	4,657
Total Net Sales	$633,198	$130,242	$52,979	$34,502	$850,921

1Europe, Middle East and Africa (“EMEA”)

Contract Liabilities

Amounts received from certain bottlers/distributors at inception of their distribution contracts or at the inception of certain sales/marketing programs are accounted for as deferred revenue. As of March 31, 2019, the Company had $346.8 million of deferred revenue, which is included in current and long-term deferred revenue in the Company’s condensed consolidated balance sheet. As of December 31, 2018, the Company had $356.3 million of deferred revenue, which is included in current and long-term deferred revenue in the Company’s condensed consolidated balance sheet. During the three-months ended March 31, 2019 and 2018, $14.2 million and $11.2 million, respectively, of deferred revenue was recognized in net sales. See Note 11.

4.                                    LEASES

The Company leases identified assets comprising real estate and equipment.  Real estate leases consist primarily of office and warehouse space and equipment leases consist of vehicles and warehouse equipment. At the inception of a contract, the Company assesses whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the term, and (3) whether the Company has the right to direct the use of the asset. At inception of a lease, the Company allocates the consideration in the contract to each lease and non-lease component based on the component’s relative stand-alone price to determine the lease payments. Lease and non-lease components are accounted for separately.

Leases are classified as either finance leases or operating leases based on criteria in Accounting Standards Codification (“ASC”) 842. The Company’s operating leases are generally comprised of real estate and warehouse equipment, and the Company’s finance leases are generally comprised of vehicles. Operating leases are included in Other Assets, Accrued Liabilities and Other Liabilities in the condensed consolidated balance sheet. Finance leases are included in Property and Equipment and Accrued Liabilities in the condensed consolidated balance sheet.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Right-of-use (“ROU”) assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As the Company’s leases generally do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the implicit rate cannot be determined. ROU assets also include any lease payments made and exclude lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

Certain of the Company’s real estate leases contain variable lease payments, including payments based on an index or rate. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at the lease commencement date. Additional payments based on the change in an index or rate, or payments based on a change in the Company’s portion of the operating expenses, including real estate taxes and insurance, are recorded as a period expense when incurred.

Lease expense for operating leases, consisting of lease payments, is recognized on a straight-line basis over the lease term. Included in lease expense are any variable lease payments incurred in the period that were not included in the initial lease liability. Lease expense for finance leases consists of the amortization of the ROU asset on a straight-line basis over the asset’s estimated useful life and interest expense calculated using the amortized cost basis.

The Company’s leases have remaining lease terms of less than one year to 15 years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year.  The Company has elected not to recognize ROU assets and lease liabilities for short-term operating leases that have a term of 12 months or less. The effect of short-term leases on the Company’s ROU assets and lease liabilities was not material.

The components of lease cost for the three-months ended March 31, 2019 was as follows:

Operating leases:
Lease cost	$1,115
Variable Lease cost	165
Operating Lease cost	1,280

Short term Lease cost	1,082

Finance Leases:
Amortization of ROU assets	80
Interest on finance Lease liabilities	15
Finance Lease cost	95

Total Lease cost	$2,457

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Supplemental cash flow information for leases for the three-months ended March 31, 2019 was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$889
Operating cash flows from finance leases	15
Financing cash flows from finance leases	393

Right-of-use assets obtained in exchange for lease obligations:
Finance leases	415
Operating leases	26,429

ROU assets for operating and finance leases at March 31, 2019 were comprised of the following:

	Real Estate	Equipment	Total
Operating leases	$25,072	$509	$25,581
Finance leases	-	1,646	1,646

The weighted-average remaining lease term and weighted-average discount rate for operating and finance leases at March 31, 2019 was as follows:

	Operating Leases	Finance Leases
Weighted-average remaining least term (years)	10.7	0.7
Weighted-average discount rate	3.6%	6.2%

The following table reconciles the undiscounted future lease payments for operating and finance leases to the operating and finance leases recorded in the condensed consolidated balance sheet at March 31, 2019:

	Undiscounted Future Lease Payments
	Operating Leases	Finance Leases
2019 (excluding the three months ended March 31, 2019)	$2,847	$814
2020	3,187	64
2021	2,586	-
2022	2,187	-
2023	1,733	-
2024 and thereafter	14,572	-
Total lease payments	27,112	878
Less interest	(5,001)	(18)
Total	$22,111	$860

Accrued liabilities	$3,028	$860
Other liabilities	19,083	-

As of March 31, 2019, the Company did not have any significant additional operating or finance leases that have not yet commenced.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company’s future minimum operating lease commitments, as of December 31, 2018, under ASC 840, the predecessor to ASC 842, were as follows:

Year Ending December 31:

2019	$3,954
2020	2,949
2021	2,410
2022	2,114
2023	1,681
2024 and thereafter	14,860
$27,968

Rent expense under operating leases was $6.1 million for the year ended December 31, 2018.

The Company’s capital lease commitments of $0.8 million as of December 31, 2018, collateralized by vehicles, is payable over 12 months in monthly installments at various effective interest rates, with final payments ending on or before December 31, 2019.

Interest expense for capital lease obligations amounted to $0.06 million for the year ended December 31, 2018.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

5.                                    INVESTMENTS

The following table summarizes the Company’s investments at:

March 31, 2019	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Available-for-sale
Short-term:
Commercial paper	$38,964	$-	$-	$38,964	$-	$-
Certificates of deposit	5,024	-	-	5,024	-	-
Municipal securities	103,664	30	4	103,690	4	-
U.S. government agency securities	19,940	7	2	19,945	2	-
U.S. treasuries	89,267	13	12	89,268	12	-
Variable rate demand notes	6,806	-	-	6,806	-	-
Total	$263,665	$50	$18	$263,697	$18	$-

December 31, 2018	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Continuous Unrealized Loss Position less than 12 Months	Continuous Unrealized Loss Position greater than 12 Months
Available-for-sale
Short-term:
Commercial paper	$52,838	$-	$-	$52,838	$-	$-
Certificates of deposit	14,075	-	-	14,075	-	-
Municipal securities	151,690	16	62	151,644	62	-
U.S. government agency securities	19,943	-	12	19,931	12	-
U.S. treasuries	78,189	-	32	78,157	32	-
Variable rate demand notes	4,005	-	-	4,005	-	-
Total	$320,740	$16	$106	$320,650	$106	$-

During the three-months ended March 31, 2019 and 2018, realized gains or losses recognized on the sale of investments were not significant.

The Company’s investments at March 31, 2019 and December 31, 2018 in commercial paper, certificates of deposit, municipal securities, U.S. government agency securities, U.S. treasuries and/or variable rate demand notes (“VRDNs”) carried investment grade credit ratings. VRDNs are floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. While they are classified as marketable investment securities, the put option allows the VRDNs to be liquidated at par on a same day, or more generally, on a seven-day settlement basis.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	March 31, 2019		December 31, 2018

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
Commercial paper	$38,964	$38,964	$52,838	$52,838
Municipal securities	103,664	103,690	151,690	151,644
U.S. government agency securities	19,940	19,945	19,943	19,931
Certificates of deposit	5,024	5,024	14,075	14,075
U.S. treasuries	89,267	89,268	78,189	78,157
Due 21 - 30 years:
Variable rate demand notes	5,805	5,805	4,005	4,005
Due 31 - 40 years:
Variable rate demand notes	1,001	1,001	-	-
Total	$263,665	$263,697	$320,740	$320,650

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following tables present the fair value of the Company’s financial assets and liabilities that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

March 31, 2019	Level 1	Level 2	Level 3	Total
Cash	$444,489	$-	$-	$444,489
Money market funds	79,611	-	-	79,611
Certificates of deposit	-	21,929	-	21,929
Commercial paper	-	63,920	-	63,920
Variable rate demand notes	-	6,806	-	6,806
Municipal securities	-	117,521	-	117,521
U.S. government agency securities	-	50,505	-	50,505
U.S. treasuries	-	97,260	-	97,260
Foreign currency derivatives	-	(133)	-	(133)
Total	$524,100	$357,808	$-	$881,908

Amounts included in:
Cash and cash equivalents	$524,100	$94,244	$-	$618,344
Short-term investments	-	263,697	-	263,697
Accounts receivable, net	-	181	-	181
Accrued liabilities	-	(314)	-	(314)
Total	$524,100	$357,808	$-	$881,908

December 31, 2018	Level 1	Level 2	Level 3	Total
Cash	$393,936	$-	$-	$393,936
Money market funds	191,358	-	-	191,358
Certificates of deposit	-	14,075	-	14,075
Commercial paper	-	60,422	-	60,422
Variable rate demand notes	-	4,005	-	4,005
Municipal securities	-	177,118	-	177,118
U.S. government agency securities	-	39,092	-	39,092
U.S. treasuries	-	78,157	-	78,157
Foreign currency derivatives	-	(492)	-	(492)
Total	$585,294	$372,377	$-	$957,671

Amounts included in:
Cash and cash equivalents	$585,294	$52,219	$-	$637,513
Short-term investments	-	320,650	-	320,650
Accounts receivable, net	-	43	-	43
Accrued liabilities	-	(535)	-	(535)
Total	$585,294	$372,377	$-	$957,671

All of the Company’s short-term investments are classified within Level 1 or Level 2 of the fair value hierarchy.  The Company’s valuation of its Level 1 investments, which include money market funds, is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments, which include municipal securities, commercial paper, certificates of deposit, VRDNs, U.S. treasuries and U.S. government agency securities, is based on other observable inputs, specifically a market approach which utilizes valuation models, pricing systems, mathematical tools and other relevant information for the same or similar securities. The Company’s valuation of its Level 2 foreign currency exchange contracts is based on quoted market prices of the same or similar instruments, adjusted for counterparty risk. There were no transfers between Level 1 and Level 2 measurements during the three-months ended March 31, 2019 or the year-ended December 31, 2018, and there were no changes in the Company’s valuation techniques.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

7.                                    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to foreign currency exchange rate risks related primarily to its foreign business operations. During the three-months ended March 31, 2019 and the year-ended December 31, 2018, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts of the Company that were outstanding as of March 31, 2019 have terms of one month or less. The Company does not enter into forward currency exchange contracts for speculation or trading purposes.

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

The notional amount and fair value of all outstanding foreign currency derivative instruments in the condensed consolidated balance sheets consist of the following at:

March 31, 2019
Derivatives not designated as hedging instruments under ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location

Assets:
Foreign currency exchange contracts:
Receive USD/pay GBP	$43,540	$176	Accounts receivable, net
Receive USD/pay COP	3,445	5	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive USD/pay ZAR	$12,030	$(138)	Accrued liabilities
Receive USD/pay AUD	16,025	(99)	Accrued liabilities
Receive EUR/pay USD	25,470	(61)	Accrued liabilities
Receive SGD/pay USD	9,389	(12)	Accrued liabilities
Receive USD/pay NZD	2,106	(4)	Accrued liabilities

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

December 31, 2018
Derivatives not designated as hedging instruments under ASC 815-20	Notional Amount	Fair Value	Balance Sheet Location

Assets:
Foreign currency exchange contracts:
Receive SGD/pay USD	$8,341	$30	Accounts receivable, net
Receive NOK/pay USD	902	13	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive USD/pay GBP	$40,648	$(323)	Accrued liabilities
Receive USD/pay AUD	15,124	(105)	Accrued liabilities
Receive USD/pay ZAR	8,618	(68)	Accrued liabilities
Receive USD/pay COP	2,931	(33)	Accrued liabilities
Receive USD/pay NZD	2,952	(4)	Accrued liabilities
Receive USD/pay EUR	6,894	(2)	Accrued liabilities

The net losses on derivative instruments in the condensed consolidated statements of income were as follows:

		Amount of loss recognized in income on derivatives
		Three-months ended
Derivatives not designated as hedging instruments under ASC 815-20	Location of loss recognized in income on derivatives	March 31, 2019	March 31, 2018

Foreign currency exchange contracts	Interest and other income, net	$1,087	$4,659

8.                                    INVENTORIES

Inventories consist of the following at:

	March 31, 2019	December 31, 2018
Raw materials	$109,938	$94,421
Finished goods	190,842	183,284
	$300,780	$277,705

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

9.                                    PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at:

	March 31, 2019	December 31, 2018
Land	$44,261	$44,261
Leasehold improvements	6,648	5,909
Furniture and fixtures	7,314	6,932
Office and computer equipment	19,568	18,717
Computer software	3,171	3,278
Equipment	188,426	183,727
Buildings	116,496	115,242
Vehicles	39,683	39,026
	425,567	417,092
Less: accumulated depreciation and amortization	(184,335)	(174,041)
	$241,232	$243,051

Total depreciation and amortization expense recorded was $12.0 million and $10.9 million for the three-months ended March 31, 2019 and 2018, respectively.

10.                            GOODWILL AND OTHER INTANGIBLE ASSETS

The following is a roll-forward of goodwill for the three-months ended March 31, 2019 and 2018 by reportable segment:

	Monster Energy® Drinks	Strategic Brands	Other	Total
Balance at December 31, 2018	$693,644	$637,999	$-	$1,331,643
Acquisitions	-	-	-	-
Balance at March 31, 2019	$693,644	$637,999	$-	$1,331,643

	Monster Energy® Drinks	Strategic Brands	Other	Total
Balance at December 31, 2017	$693,644	$637,999	$-	$1,331,643
Acquisitions	-	-	-	-
Balance at March 31, 2018	$693,644	$637,999	$-	$1,331,643

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Intangible assets consist of the following at:

	March 31, 2019	December 31, 2018
Amortizing intangibles	$66,870	$71,350
Accumulated amortization	(40,377)	(38,311)
	26,493	33,039
Non-amortizing intangibles	1,016,346	1,012,839
	$1,042,839	$1,045,878

Amortizing intangibles primarily consist of customer relationships. All amortizing intangibles have been assigned an estimated finite useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives, generally five to seven years. Total amortization expense recorded was $2.9 million and $3.1 million for the three-months ended March 31, 2019 and 2018, respectively.

11.                            DISTRIBUTION AGREEMENTS

In accordance with ASC 420, the Company expenses distributor termination costs in the period in which the written notification of termination occurs. The Company incurred termination costs of $10.7 million and $7.0 million for the three-months ended March 31, 2019 and 2018, respectively.

In the normal course of business, amounts received pursuant to new and/or amended distribution agreements entered into with certain distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, are accounted for as deferred revenue and are recognized as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years. Revenue recognized was $14.2 million and $11.2 million for the three-months ended March 31, 2019 and 2018, respectively.

During the three-months ended March 31, 2019, the Company agreed to the assignment of Kalil Bottling Group’s distribution territories to TCCC network bottlers. The Company incurred no distributor termination costs and received no deferred revenue in connection with this assignment. As of April 6, 2019, with the transition of Big Geyser Inc.’s distribution territory to TCCC network bottlers, all distribution territories in the U.S. have been transitioned to TCCC network bottlers.

12.                            COMMITMENTS AND CONTINGENCIES

The Company had purchase commitments aggregating approximately $37.0 million at March 31, 2019, which represented commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms, but are generally satisfied within one year.

The Company had contractual obligations aggregating approximately $178.4 million at March 31, 2019, which related primarily to sponsorships and other marketing activities.

In February 2018, the working capital line limit for the Company’s credit facility with HSBC Bank (China) Company Limited, Shanghai Branch was increased from $9.0 million to $15.0 million. At March 31, 2019, the interest rate on borrowings under the line of credit was 5.5%. As of March 31, 2019, the Company had $9.8 million outstanding on this line of credit, including interest, which is included in accounts payable in the condensed consolidated balance sheet.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Legal Proceedings

Litigation — The Company, certain affiliates of the Company and TCCC are parties to various agreements setting forth, among other things, provisions relating to TCCC’s 18.8% equity holding in the Company and the terms on which the Company’s energy drink products are distributed globally by members of TCCC’s distribution network.  Among other provisions, the agreements restrict TCCC from competing in the energy drink category, with certain exceptions including an exception relating to the Coca-Cola brand.

TCCC has developed three energy drink products that it believes it may market under the exception relating to the Coca-Cola brand. The Company believes that the exception does not apply. By mutual agreement, the issue was submitted to AAA arbitration on October 31, 2018 for a determination of whether TCCC is permitted to manufacture, market, sell or distribute these products. The matter has since proceeded to a hearing before the arbitrators. Due to the nature of the relief sought, no reasonably possible range of losses, if any, can be estimated.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, or in the amount of any related insurance reimbursements recorded. As of March 31, 2019, the Company’s condensed consolidated balance sheet includes accrued loss contingencies of approximately $0.02 million.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

13.                            ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the three-months ended March 31, 2019 and 2018 are as follows:

	Currency Translation Losses	Unrealized (Gains) Losses on Available-for- Sale Securities	Total
Balance at December 31, 2018	$32,775	$89	$32,864
Other comprehensive loss (income) before reclassifications	1,381	(120)	1,261
Amounts reclassified from accumulated other comprehensive loss (income)	-	-	-
Net current-period other comprehensive loss (income)	1,381	(120)	1,261
Balance at March 31, 2019	$34,156	$(31)	$34,125

	Currency Translation Losses	Unrealized (Gains) Losses on Available-for- Sale Securities	Total
Balance at December 31, 2017	$15,818	$841	$16,659
Other comprehensive loss (income) before reclassifications	(2,723)	(215)	(2,938)
Amounts reclassified from accumulated other comprehensive loss (income)	-	-	-
Net current-period other comprehensive loss (income)	(2,723)	(215)	(2,938)
Balance at March 31, 2018	$13,095	$626	$13,721

14.                            TREASURY STOCK

On August 7, 2018, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “August 2018 Repurchase Plan”). During the three-months ended March 31, 2019, the Company purchased 2.6 million shares of common stock at an average purchase price of $54.18 per share, for a total amount of $139.0 million (excluding broker commissions), under the August 2018 Repurchase Plan. Such shares are included in the common stock in treasury in the accompanying condensed consolidated balance sheet at March 31, 2019. As of May 3, 2019, $20.6 million remained available for repurchase under the August 2018 Repurchase Plan.

On February 26, 2019, the Company’s Board of Directors authorized a new share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “February 2019 Repurchase Plan”). During the three-months ended March 31, 2019, no shares were repurchased under the February 2019 Repurchase Plan.

As of May 3, 2019, the aggregate amount available under such authorizations to repurchase the Company’s common stock was $520.6 million.

During the three-months ended March 31, 2019, 1.4 million shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $83.8 million. While such purchases are considered common stock repurchases, they are not counted as purchases against our authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying condensed consolidated balance sheet at March 31, 2019.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

15.                            STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at March 31, 2019: the Monster Beverage Corporation 2011 Omnibus Incentive Plan, including the Monster Beverage Deferred Compensation Plan as a sub plan thereunder, and the Monster Beverage Corporation 2017 Compensation Plan for Non-Employee Directors, including the Monster Beverage Deferred Compensation Plan for Non-Employee Directors as a sub plan thereunder.

The Company recorded $15.3 million and $13.4 million of compensation expense relating to outstanding options and restricted stock units during the three-months ended March 31, 2019 and 2018, respectively.

The tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options and vesting of restricted stock units for the three-months ended March 31, 2019 and 2018 was $22.4 million and $2.8 million, respectively.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted as of March 31, 2019 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	Three-Months Ended March 31,
	2019	2018
Dividend yield	0.0%	0.0%
Expected volatility	30.2%	34.9%
Risk-free interest rate	2.4%	2.8%
Expected term	6.0 years	6.0 years

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

Options	Number of Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	18,890	$34.61	5.8	$303,627
Granted 01/01/19 - 03/31/19	1,570	$59.52
Exercised	(3,627)	$9.69
Cancelled or forfeited	(158)	$50.86
Outstanding at March 31, 2019	16,675	$42.23	6.9	$224,846
Vested and expected to vest in the
future at March 31, 2019	15,564	$41.40	6.8	$221,040
Exercisable at March 31, 2019	8,680	$33.49	5.6	$184,608

The weighted-average grant-date fair value of options granted during the three-months ended March 31, 2019 and 2018 was $20.30 per share and $22.82 per share, respectively. The total intrinsic value of options exercised during the three-months ended March 31, 2019 and 2018 was $178.5 million and $18.2 million, respectively.

Cash received from option exercises under all plans for the three-months ended March 31, 2019 and 2018 was $35.2 million and $6.5 million, respectively.

At March 31, 2019, there was $112.8 million of total unrecognized compensation expense related to non-vested options granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.9 years.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to non-vested restricted stock units as follows:

	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2019	529	$51.55
Granted 01/01/19 - 03/31/19	548	$59.66
Vested	(244)	$49.91
Forfeited/cancelled	-	$-
Non-vested at March 31, 2019	833	$57.36

The weighted-average grant-date fair value of restricted stock units granted during the three-months ended March 31, 2019 and 2018 was $59.66 per share and $58.75 per share, respectively.  As of March 31, 2019, 0.7 million of restricted stock units are expected to vest over their respective terms.

At March 31, 2019, total unrecognized compensation expense relating to non-vested restricted stock units was $40.4 million, which is expected to be recognized over a weighted-average period of 3.3 years.

16.                            INCOME TAXES

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the three-months ended March 31, 2019:

Gross Unrecognized Tax Benefits
Balance at December 31, 2018	$5,035
Additions for tax positions related to the current year	-
Additions for tax positions related to the prior years	-
Decreases related to settlement with taxing authority	-
Balance at March 31, 2019	$5,035

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. As of March 31, 2019, the Company had approximately $1.0 million in accrued interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions, the resultant impact on the Company’s effective tax rate would not be significant. It is expected that any change in the amount of unrecognized tax benefits within the next 12 months will not be significant.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company is in various stages of examination with certain states and certain foreign jurisdictions. The Company’s 2014 through 2018 U.S. federal income tax returns are subject to examination by the IRS. The Company’s state income tax returns are subject to examination for the 2014 through 2018 tax years.

17.                            EARNINGS PER SHARE

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations is presented below (in thousands):

	Three-Months Ended
	March 31,
	2019	2018
Weighted-average shares outstanding:
Basic	542,768	566,000
Dilutive	5,505	8,129
Diluted	548,273	574,129

For the three-months ended March 31, 2019 and 2018, options and awards outstanding totaling 4.3 million shares and 0.7 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

18.                            SEGMENT INFORMATION

The Company has three operating and reportable segments, (i) Monster Energy® Drinks segment, which is primarily comprised of the Company’s Monster Energy® drinks and Reign Total Body FuelTM high performance energy drinks, (ii) Strategic Brands segment, which is comprised primarily of the various energy drink brands acquired from TCCC in 2015 as well as the Company’s affordable energy brands, and (iii) Other segment, which is comprised of the AFF Third-Party Products.

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

The net revenues derived from the Company’s reportable segments and other financial information related thereto for the three-months ended March 31, 2019 and 2018 are as follows:

	Three-Months Ended
	March 31,
	2019	2018
Net sales:
Monster Energy® Drinks(1)	$870,384	$780,505
Strategic Brands	70,286	65,759
Other	5,321	4,657
Corporate and unallocated	-	-
	$945,991	$850,921

	Three-Months Ended
	March 31,
	2019	2018
Operating Income:
Monster Energy® Drinks(1) (2)	$342,999	$301,702
Strategic Brands	45,581	42,602
Other	902	971
Corporate and unallocated	(78,021)	(65,360)
	$311,461	$279,915

	Three-Months Ended
	March 31,
	2019	2018
Income before tax:
Monster Energy® Drinks(1) (2)	$343,016	$301,964
Strategic Brands	45,577	42,583
Other	902	971
Corporate and unallocated	(75,292)	(63,798)
	$314,203	$281,720

(1)          Includes $14.2 million and $11.2 million for the three-months ended March 31, 2019 and 2018, respectively, related to the recognition of deferred revenue.

(2)          Includes $10.7 million and $7.0 million for the three-months ended March 31, 2019 and 2018, respectively, related to distributor termination costs.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended
	March 31,
	2019	2018
Depreciation and amortization:
Monster Energy® Drinks	$9,798	$8,809
Strategic Brands	1,963	1,926
Other	1,155	1,159
Corporate and unallocated	1,954	2,097
	$14,870	$13,991

Corporate and unallocated expenses for the three-months ended March 31, 2019 include $50.4 million of payroll costs, of which $15.3 million was attributable to stock-based compensation expenses (see Note 15 “Stock-Based Compensation”), as well as $17.5 million attributable to professional service expenses, including accounting and legal costs, and $10.1 million of other operating expenses. Corporate and unallocated expenses for the three-months ended March 31, 2018 include $43.1 million of payroll costs, of which $13.4 million was attributable to stock-based compensation expenses (see Note 15, “Stock-Based Compensation”), as well as $12.4 million attributable to professional service expenses, including accounting and legal costs, and $9.9 million of other operating expenses.

CCBCC Operations, LLC accounted for approximately 13% and 14% of the Company’s net sales for the three-months ended March 31, 2019 and 2018, respectively.

Reyes Coca-Cola Bottling accounted for approximately 12% and 13% of the Company’s net sales for the three-months ended March 31, 2019 and 2018, respectively.

Coca-Cola European Partners accounted for approximately 9% and 10% of the Company’s net sales for the three-months ended March 31, 2019 and 2018, respectively.

Net sales to customers outside the United States amounted to $284.1 million and $242.1 million for the three-months ended March 31, 2019 and 2018, respectively. Such sales were approximately 30% and 28% of net sales for the three-months ended March 31, 2019 and 2018, respectively.

Goodwill and other intangible assets for the Company’s reportable segments as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
Goodwill and other intangible assets:
Monster Energy® Drinks	$1,368,115	$1,368,620
Strategic Brands	988,545	989,944
Other	17,822	18,957
Corporate and unallocated	-	-
	$2,374,482	$2,377,521

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

TCCC commissions, based on sales to the TCCC Subsidiaries and the TCCC Related Parties, for the three-months ended March 31, 2019 were $12.1 million, and are included as a reduction to net sales. TCCC commissions, based on sales to TCCC independent bottlers/distributors for the three-months ended March 31, 2019 were $3.8 million, and are included in operating expenses.

TCCC commissions, based on sales to the TCCC Subsidiaries and the TCCC Related Parties, for the three-months ended March 31, 2018 were $11.3 million, and are included as a reduction to net sales. TCCC commissions, based on sales to TCCC independent bottlers/distributors for the three-months ended March 31, 2018 were $3.1 million, and are included in operating expenses.

Net sales to the TCCC Subsidiaries for the three-months ended March 31, 2019 and 2018 were $17.3 million and $35.0 million, respectively. As part of TCCC’s North America refranchising, the territories of certain TCCC Subsidiaries have been transitioned to certain independent TCCC bottlers/distributors and/or TCCC Related Parties. Accordingly, the Company’s net sales classified as sales to the TCCC Subsidiaries significantly decreased for the three-months ended March 31, 2019.

The Company also purchases concentrates from TCCC which are then sold to certain of the Company’s bottlers/distributors. Concentrate purchases from TCCC were $6.6 million and $2.9 million for the three-months ended March 31, 2019 and 2018, respectively.

Certain TCCC Subsidiaries also contract manufacture certain of the Company’s Monster Energy® brand energy drinks. Such contract manufacturing expenses were $4.5 million and $5.4 million for the three-months ended March 31, 2019 and 2018, respectively.

Accounts receivable, accounts payable and accrued promotional allowances related to the TCCC Subsidiaries are as follows at:

	March 31, 2019	December 31, 2018

Accounts receivable, net	$18,305	$25,312
Accounts payable	$(35,016)	$(54,430)
Accrued promotional allowances	$(4,837)	$(4,044)

Two directors and officers of the Company and their families are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the three-months ended March 31, 2019 and 2018 were $0.3 million and $0.8 million, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

In December 2018, the Company and a director of the Company entered into a 50-50 partnership that purchased land, and real property thereon, in Kona, Hawaii for the purpose of producing coffee products. The Company’s initial 50% contribution of $1.9 million was accounted for as an equity investment and is included in other assets (non-current) in the accompanying condensed consolidated balance sheet at December 31, 2018.  During the three-months ended March 31, 2019, the Company made an additional $0.05 million capital contribution and recorded an equity loss of $0.02 million.  As of March 31, 2019, the Company’s equity investment is $1.9 million and is included in other assets (non-current) in the accompanying condensed consolidated balance sheet at March 31, 2019.

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

Overview

We develop, market, sell and distribute energy drink beverages and concentrates for energy drink beverages, primarily under the following brand names:

•                 Monster Energy®

•                 Monster Energy Ultra®

•                 Monster Rehab®

•                 Monster MAXX®

•                 Java Monster®

•                 Muscle Monster®

•                 Espresso Monster®

•                 Punch Monster®

•                 Juice Monster®

•                 Monster Hydro®

•                 Caffé Monster®

•                 Predator®

•                 Live+TM

•                 Reign Total Body FuelTM

• NOS® • Full Throttle® • Burn® • Mother® • Nalu® • Ultra Energy® • Play® and Power Play(stylized)® • Relentless® • BPM® • BU® • Gladiator® • Samurai® • Mutant® • Predator®

Our Monster Energy® brand energy drinks represented 89.6% and 91.6% of our net sales for the three-months ended March 31, 2019 and 2018, respectively.

We have three operating and reportable segments, (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is primarily comprised of our Monster Energy® drinks and Reign Total Body FuelTM high performance energy drinks, (ii) Strategic Brands segment (“Strategic Brands”), which is comprised primarily of the various energy drink brands acquired from The Coca-Cola Company (“TCCC”) in 2015 as well as our affordable energy brands, and (iii) Other segment (“Other”), which is comprised of certain products sold by American Fruits and Flavors LLC, a wholly-owned subsidiary, to independent third-party customers (the “AFF Third-Party Products”).

During the three-months ended March 31, 2019, we continued to expand our existing energy drink portfolio and further develop our distribution markets. During the three-months ended March 31, 2019, we introduced the following products:

•                 Burn® Sour Twist

•                 Monster Dragon TeaTM Green Tea

•                 Monster Dragon TeaTM Yerba Mate

•                 Monster Energy Ultra Paradise®

•                 Mother® Tropical Blast

•                 NOS® Power Punch

•                 NOS® Sonic Sour

•                 Predator® Red Dawn

•                 Reign Total Body FuelTM Carnival Candy

•                 Reign Total Body FuelTM Lemon Hdz

•                 Reign Total Body FuelTM Peach Fizz

•                 Reign Total Body FuelTM Melon Mania

•                 Reign Total Body FuelTM Razzle Berry

•                 Reign Total Body FuelTM Sour Apple

In the normal course of business, we discontinue certain products and/or product lines. Those products or product lines discontinued in the three-months ended March 31, 2019, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Our net sales of $946.0 million for the three-months ended March 31, 2019 represented record sales for our first fiscal quarter. Net sales for the three-months ended March 31, 2019 were positively impacted by approximately $28.2 million as a result of a price increase that was effective on November 1, 2018, on certain of our Monster Energy® brand energy drinks in the United States and Canada. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $22.0 million for the three-months ended March 31, 2019.

The vast majority of our net sales are derived from our Monster Energy® Drinks segment. Net sales of our Monster Energy® Drinks segment were $870.4 million for the three-months ended March 31, 2019.  Net sales of our Strategic Brands segment were $70.3 million for the three-months ended March 31, 2019. Our Monster Energy® Drinks segment represented 92.0% and 91.7% of our net sales for the three-months ended March 31, 2019 and 2018, respectively. Our Strategic Brands segment represented 7.4% and 7.7% of our net sales for the three-months ended March 31, 2019 and 2018, respectively. Our Other segment represented 0.6% and 0.5% of our net sales for the three-months ended March 31, 2019 and 2018, respectively.

Our growth strategy includes expanding our international business. Net sales to customers outside the United States amounted to $284.1 million and $242.1 million for the three-months ended March 31, 2019 and 2018, respectively. Such sales were approximately 30% and 28% of net sales for the three-months ended March 31, 2019 and 2018, respectively.

Our customers are primarily full service beverage bottlers/distributors, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, drug stores, foodservice customers and the military. Percentages of our gross sales to our various customer types for the three-months ended March 31, 2019 and 2018 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such bottlers’/distributors’ sales to their own customers.

	Three-Months Ended March 31,
	2019	2018
U.S. full service bottlers/distributors	59%	62%
International full service bottlers/distributors	32%	30%
Club stores and mass merchandisers	8%	6%
Retail grocery, specialty chains and wholesalers	1%	1%
Other	0%	1%

Our customers include Coca-Cola Refreshments USA, Inc., Coca-Cola Refreshments Canada Company (Coca-Cola Canada Bottling Limited from September 28, 2018), Coca-Cola Bottling Company, CCBCC Operations, LLC, United Bottling Contracts Company, LLC, Reyes Coca-Cola Bottling, Great Lakes Coca-Cola Bottling, Coca-Cola Southwest Beverages LLC, Coca-Cola of Northern New England, Swire Coca-Cola (USA), Liberty Coca-Cola Beverages and certain other TCCC independent bottlers, Coca-Cola European Partners, Coca-Cola Hellenic, Coca-Cola FEMSA, Coca-Cola Amatil, Swire Coca-Cola (China), COFCO Coca-Cola, Coca-Cola Beverages Africa, Coca-Cola İçecek and certain other TCCC network bottlers, Asahi Soft Drinks, Co., Ltd., Kalil Bottling Group (until March 5, 2019), Wal-Mart, Inc. (including Sam’s Club), Costco Wholesale Corporation and Big Geyser, Inc. (until April 5, 2019).  A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations.

CCBCC Operations, LLC accounted for approximately 13% and 14% of our net sales for the three-months ended March 31, 2019 and 2018, respectively.

Reyes Coca-Cola Bottling accounted for approximately 12% and 13% of our net sales for the three-months ended March 31, 2019 and 2018, respectively.

Coca-Cola European Partners accounted for approximately 9% and 10% of our net sales for the three-months ended March 31, 2019 and 2018, respectively.

Results of Operations

The following table sets forth key statistics for the three-months ended March 31, 2019 and 2018.

(In thousands, except per share amounts)	Three-Months Ended March 31,		Percentage Change
	2019	2018	19 vs. 18
Net sales[1]	$945,991	$850,921	11.2%

Cost of sales	372,459	335,664	11.0%
Gross profit*[1]	573,532	515,257	11.3%

Gross profit as a percentage of net sales[1]	60.6%	60.6%

Operating expenses[2]	262,071	235,342	11.4%

Operating expenses as a percentage of net sales	27.7%	27.7%

Operating income[1,2]	311,461	279,915	11.3%

Operating income as a percentage of net sales	32.9%	32.9%

Interest and other income, net	2,742	1,805	51.9%

Income before provision for income taxes[1,2]	314,203	281,720	11.5%

Provision for income taxes	52,718	65,670	(19.7%)

Income taxes as a percentage of income before taxes	16.8%	23.3%

Net income[1,2]	$261,485	$216,050	21.0%
Net income as a percentage of net sales	27.6%	25.4%

Net income per common share:
Basic	$0.48	$0.38	26.2%
Diluted	$0.48	$0.38	26.7%

Case sales (in thousands)
(in 192-ounce case equivalents)	101,284	92,315	9.7%

¹Includes $14.2 million and $11.2 million for the three-months ended March 31, 2019 and 2018, respectively, related to the recognition of deferred revenue.

2Includes $10.7 million and $7.0 million for the three-months ended March 31, 2019 and 2018, respectively, of distributor termination costs.

*Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses. We include out-bound freight and warehouse costs in operating expenses rather than in cost of sales.

Results of Operations for the Three-Months Ended March 31, 2019 Compared to the Three-Months Ended March 31, 2018.

Net Sales. Net sales were $946.0 million for the three-months ended March 31, 2019, an increase of approximately $95.1 million, or 11.2% higher than net sales of $850.9 million for the three-months ended March 31, 2018. Net sales for the three-months ended March 31, 2019 were positively impacted by approximately $28.2 million as a result of a price increase that became effective on November 1, 2018 on certain of our Monster Energy® brand energy drinks in the United States and Canada. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $22.0 million for the three-months ended March 31, 2019.

Net sales for the Monster Energy® Drinks segment were $870.4 million for the three-months ended March 31, 2019, an increase of approximately $89.9 million, or 11.5% higher than net sales of $780.5 million for the three-months ended March 31, 2018. Net sales for the Monster Energy® Drinks segment increased primarily due to increased sales by volume of our Monster Energy® brand energy drinks as a result of increased domestic and international consumer demand and sales of our Reign Total Body FuelTM brand high performance energy drinks, introduced in March 2019. Net changes in foreign currency exchange rates had an unfavorable impact on net sales for the Monster Energy® Drinks segment of approximately $18.2 million for the three-months ended March 31, 2019.

Net sales for the Strategic Brands segment were $70.3 million for the three-months ended March 31, 2019, an increase of approximately $4.5 million, or 6.9% higher than net sales of $65.8 million for the three-months ended March 31, 2018. Net changes in foreign currency exchange rates had an unfavorable impact on net sales for the Strategic Brands segment of approximately $3.8 million for the three-months ended March 31, 2019.

Net sales for the Other segment were $5.3 million for the three-months ended March 31, 2019, an increase of approximately $0.7 million, or 14.3% higher than net sales of $4.7 million for the three-months ended March 31, 2018.

Case sales, in 192-ounce case equivalents, were 101.3 million cases for the three-months ended March 31, 2019, an increase of approximately 9.0 million cases or 9.7% higher than case sales of 92.3 million cases for the three-months ended March 31, 2018. The overall average net sales per case (excluding net sales of AFF Third-Party Products of $5.3 million and $4.7 million for the three-months ended March 31, 2019 and 2018, respectively, as these sales do not have unit case equivalents) increased to $9.29 for the three-months ended March 31, 2019, which was 1.3% higher than the average net sales per case of $9.17 for the three-months ended March 31, 2018.  The increase in the average net sales per case was primarily attributable to a price increase that became effective on November 1, 2018 on certain of our Monster Energy® brand energy drinks in the United States.

Gross Profit.  Gross profit was $573.5 million for the three-months ended March 31, 2019, an increase of approximately $58.3 million, or 11.3% higher than the gross profit of $515.3 million for the three-months ended March 31, 2018. The increase in gross profit dollars was primarily the result of the $89.9 million increase in net sales of our Monster Energy® Drinks segment for the three-months ended March 31, 2019.

Gross profit as a percentage of net sales was 60.6% for both the three-months ended March 31, 2019 and March 31, 2018. During the three-months ended March 31, 2019, gross profit as a percentage of net sales was positively impacted by the sales price increase discussed above, which was offset by geographical sales mix and an increase in certain input costs.

Operating Expenses.  Total operating expenses were $262.1 million for the three-months ended March 31, 2019, an increase of approximately $26.7 million, or 11.4% higher than total operating expenses of $235.3 million for the three-months ended March 31, 2018. The increase in operating expenses was primarily due to increased payroll expenses of $8.6 million (of which $1.9 million was related to an increase in stock-based compensation), increased expenditures of $6.0 million for sponsorships and endorsements, increased expenditures of $5.3 million for professional service fees, including legal and accounting costs, and increased expenditures of $3.7 million in costs associated with distributor terminations.

Operating Income.  Operating income was $311.5 million for the three-months ended March 31, 2019, an increase of approximately $31.5 million, or 11.3% higher than operating income of $279.9 million for the three-months ended March 31, 2018. Operating income as a percentage of net sales was 32.9% for both the three-months ended March 31, 2019 and March 31, 2018. Operating income was $52.0 million and $42.5 million for the three-months ended March 31, 2019 and 2018, respectively, in connection with our operations in Europe, Middle East and Africa (“EMEA”), Asia Pacific and South America.

Operating income for the Monster Energy® Drinks segment was $343.0 million for the three-months ended March 31, 2019, an increase of approximately $41.3 million, or 13.7% higher than operating income of $301.7 million for the three-months ended March 31, 2018. The increase in operating income for the Monster Energy® Drinks segment was primarily the result of the $89.9 million increase in net sales of our Monster Energy® Drinks segment for the three-months ended March 31, 2019.

Operating income for the Strategic Brands segment was $45.6 million for the three-months ended March 31, 2019, an increase of approximately $3.0 million, or 7.0% higher than operating income of $42.6 million for the three-months ended March 31, 2018.

Operating income for the Other segment was $0.9 million for the three-months ended March 31, 2019, a decrease of approximately $0.1 million, or 7.3% lower than operating income of $1.0 million for the three-months ended March 31, 2018.

Interest and Other Income, net.  Interest and other non-operating income, net, was $2.7 million for the three-months ended March 31, 2019, as compared to interest and other non-operating income, net of $1.8 million for the three-months ended March 31, 2018. Foreign currency transaction losses were $0.2 million and $1.4 million for the three-months ended March 31, 2019 and 2018, respectively. Interest income was $3.3 million and $3.0 million for the three-months ended March 31, 2019 and 2018, respectively.

Provision for Income Taxes.  Provision for income taxes was $52.7 million for the three-months ended March 31, 2019, a decrease of $13.0 million, or 19.7% lower than the provision for income taxes of $65.7 million for the three-months ended March 31, 2018. The effective combined federal, state and foreign tax rate decreased to 16.8% from 23.3% for the three-months ended March 31, 2019 and 2018, respectively. The decrease in the effective tax rate was primarily attributable to an increase in the deductions for equity compensation, as well as the increase in profits earned by certain foreign subsidiaries in lower tax jurisdictions than the United States.

Net Income.  Net income was $261.5 million for the three-months ended March 31, 2019, an increase of $45.4 million, or 21.0% higher than net income of $216.1 million for the three-months ended March 31, 2018. The increase in net income was primarily due to the $58.3 million increase in gross profit and the $13.0 million decrease in the provision for income taxes. The increase in net income was partially offset by the increase in operating expenses of $26.7 million.

Non-GAAP Financial Measures

Gross Sales**.  Gross sales were $1.09 billion for the three-months ended March 31, 2019, an increase of approximately $99.8 million, or 10.1% higher than gross sales of $990.6 million for the three-months ended March 31, 2018. Net changes in foreign currency exchange rates had an unfavorable impact on gross sales of approximately $25.9 million for the three-months ended March 31, 2019.

Gross sales for the Monster Energy® Drinks segment were $1.01 billion for the three-months ended March 31, 2019, an increase of approximately $95.6 million, or 10.5% higher than gross sales of $910.0 million for the three-months ended March 31, 2018. Gross sales for the Monster Energy® Drinks segment increased primarily due to increased sales by volume of our Monster Energy® brand energy drinks as a result of increased domestic and international consumer demand and sales of our Reign Total Body FuelTM brand high performance energy drinks, introduced in March 2019. Net changes in foreign currency exchange rates had an unfavorable impact on gross sales for the Monster Energy® Drinks segment of approximately $22.1 million for the three-months ended March 31, 2019.

Gross sales of our Strategic Brands segment were $79.5 million for the three-months ended March 31, 2019, an increase of $3.5 million, or 4.6% higher than gross sales of $76.0 million for the three-months ended March 31, 2018. Net changes in foreign currency exchange rates had an unfavorable impact on gross sales in the Strategic Brands segment of approximately $3.8 million for the three-months ended March 31, 2019.

Gross sales of our Other Segment were $5.3 million for the three-months ended March 31, 2019, an increase of $0.7 million, or 14.3% higher than gross sales of $4.7 million for the three-months ended March 31, 2018.

Promotional and other allowances, as described in the footnote below, were $144.4 million for the three-months ended March 31, 2019, an increase of $4.7 million, or 3.4% higher than promotional and other allowances of $139.7 million for the three-months ended March 31, 2018. Promotional and other allowances as a percentage of gross sales decreased to 13.2% from 14.1% for the three-months ended March 31, 2019 and 2018, respectively.

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

The following table reconciles the non-GAAP financial measure of gross sales with the most directly comparable GAAP financial measure of net sales:

(In thousands)	Three-Months Ended March 31,		Percentage Change
	2019	2018	19 vs. 18
Gross sales, net of discounts and returns	$1,090,426	$990,639	10.1%
Less: Promotional and other allowances***	144,435	139,718	3.4%
Net Sales	$945,991	$850,921	11.2%

***Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the presentation thereof does not conform to GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances primarily include consideration given to our bottlers/distributors or retail customers including, but not limited to the following: (i) discounts granted off list prices to support price promotions to end-consumers by retailers; (ii) reimbursements given to our bottlers/distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (iii) our agreed share of fees given to bottlers/distributors and/or directly to retailers for advertising, in-store marketing and promotional activities; (iv) our agreed share of slotting, shelf space allowances and other fees given directly to retailers, club stores and/or wholesalers; (v) incentives given to our bottlers/distributors and/or retailers for achieving or exceeding certain predetermined sales goals; (vi) discounted or free products; (vii) contractual fees given to our bottlers/distributors related to sales made by us direct to certain customers that fall within the bottlers’/distributors’ sales territories; and (viii) certain commissions paid based on sales to our bottlers/distributors. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. Promotional and other allowances constitute a material portion of our marketing activities. Our promotional allowance programs with our numerous bottlers/distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year. The primary drivers of our promotional and other allowance activities for the three-months ended March 31, 2019 and 2018 were (i) to increase sales volume and trial, (ii) to address market conditions, and (iii) to secure shelf and display space at retail.

Sales

The table below discloses selected quarterly data regarding sales for the three-months ended March 31, 2019 and 2018, respectively. Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

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

(In thousands, except average net sales per case)	Three-Months Ended March 31,
	2019	2018
Net sales	$945,991	$850,921
Less: AFF third-party sales	(5,321)	(4,657)
Adjusted net sales[1]	$940,670	$846,264
Case sales by segment:
Monster Energy® Drinks	83,475	75,112
Strategic Brands	17,809	17,203
Other	-	-
Total case sales	101,284	92,315
Average net sales per case	$9.29	$9.17

1Excludes Other segment net sales of $5.3 million and $4.7 million for the three-months ended March 31, 2019 and 2018, respectively, comprised of net sales of AFF Third-Party Products to independent third-party customers, as these sales do not have unit case equivalents.

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Our Business” for additional information related to the increase in sales.

Liquidity and Capital Resources

Cash flows provided by operating activities.  Cash provided by operating activities was $123.4 million for the three-months ended March 31, 2019, as compared with cash provided by operating activities of $148.9 million for the three-months ended March 31, 2018.

For the three-months ended March 31, 2019, cash provided by operating activities was primarily attributable to net income earned of $261.5 million and adjustments for certain non-cash expenses, consisting of $15.3 million of stock-based compensation and $14.9 million of depreciation and other amortization. For the three-months ended March 31, 2019, cash provided by operating activities also increased due to a $23.1 million increase in accrued promotional allowances, an $18.6 million increase in accounts payable, a $10.3 million increase in accrued distributor terminations, a $2.9 million decrease in distributor receivables and a $1.3 million increase in other liabilities. For the three-months ended March 31, 2019, cash used in operating activities was primarily attributable to a $116.4 million increase in accounts receivable, a $25.2 million increase in prepaid income taxes, a $24.0 million increase in inventories, a $21.8 million decrease in accrued compensation, a $21.5 million increase in prepaid expenses and other current assets, a $9.5 million decrease in deferred revenue, a $4.1 million decrease in income taxes payable and a $2.3 million decrease in accrued liabilities.

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

Cash flows provided by investing activities. Cash provided by investing activities was $46.8 million for the three-months ended March 31, 2019 as compared to cash provided by investing activities of $75.9 million for the three-months ended March 31, 2018.

For both the three-months ended March 31, 2019 and 2018, cash provided by investing activities was primarily attributable to sales of available-for-sale investments. For both the three-months ended March 31, 2019 and 2018, cash used in investing activities was primarily attributable to purchases of available-for-sale investments. For both the three-months ended March 31, 2019 and 2018, cash used in investing activities also included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software, equipment used for sales and administrative activities, certain leasehold improvements, as well as acquisitions of and/or improvements to real property. We expect to continue to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, leasehold improvements, the acquisition of capital equipment (specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products) to develop our brand in international markets and for other corporate purposes. From time to time, we may also use cash to purchase additional real property related to our beverage business and/or acquire compatible businesses.

Cash flows used in financing activities.  Cash used in financing activities was $188.0 million for the three-months ended March 31, 2019 as compared to cash flows used in financing activities of $246.0 million for the three-months ended March 31, 2018. The cash flows used in financing activities for both the three-months ended March 31, 2019 and 2018 was primarily the result of the repurchases of our common stock. The cash flows provided by financing activities for both the three-months ended March 31, 2019, and 2018 was primarily attributable to the issuance of our common stock under our stock-based compensation plans.

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

Cash and cash equivalents, short-term and long-term investments.  At March 31, 2019, we had $618.3 million in cash and cash equivalents and $263.7 million in short-term investments. We have historically invested these amounts in U.S. treasury bills, U.S. government agency securities and municipal securities, commercial paper, certificates of deposit, variable rate demand notes and money market funds meeting certain criteria. We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical organizations) in selecting and maintaining our investments. We regularly assess market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Of our $618.3 million of cash and cash equivalents held at March 31, 2019, $368.0 million was held by our foreign subsidiaries. No short-term or long-term investments were held by our foreign subsidiaries at March 31, 2019. We do not currently intend, nor do we foresee a need, to repatriate undistributed earnings of our foreign subsidiaries other than to repay certain intercompany debt owed to our U.S. operations.

We believe that cash available from operations, including our cash resources and access to credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of capital assets, purchases of equipment, purchases of real property and purchases of shares of our common stock, through at least the next 12 months. Based on our current plans, at this time we estimate that capital expenditures are likely to be less than $100.0 million through March 31, 2020. However, future business opportunities may cause a change in this estimate.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of March 31, 2019:

	Payments due by period (in thousands)
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Contractual Obligations[1]	$178,431	$96,599	$69,214	$12,618	$-
Finance Leases	860	860	-	-	-
Operating Leases	22,111	3,038	4,273	2,709	12,091
Purchase Commitments[2]	36,989	36,989	-	-	-
	$238,391	$137,486	$73,487	$15,327	$12,091

1Contractual obligations include our obligations related to sponsorships and other commitments.

2Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms, but are generally satisfied within one year.

In addition, approximately $5.0 million of unrecognized tax benefits have been recorded as liabilities as of March 31, 2019. It is expected that the amount of unrecognized tax benefits will not significantly change within the next 12 months. As of March 31, 2019, we had $1.0 million of accrued interest and penalties related to unrecognized tax benefits.

Critical Accounting Policies

There have been no material changes to our critical accounting policies from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (“Form 10-K”).

Recent Accounting Pronouncements

The information required by this Item is incorporated herein by reference to the Notes to Condensed Consolidated Financial Statements - Note 2. Recent Accounting Pronouncements, in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside our control, and involve a number of risks, uncertainties and other factors, that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

•	The effect of our extensive commercial arrangements with TCCC on our future performance;
•	The relationship risks associated with the arbitration with TCCC;
•	The outcome of our arbitration proceedings with TCCC, including TCCC developing, marketing and selling Coca-Cola brand energy drinks;
•	The impact of TCCC’s bottlers/distributors distributing Coca-Cola brand energy drinks;
•	The effect of TCCC being one of our significant shareholders and the potential divergence of TCCC’s interests from those of our other shareholders;
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

•	The impact of Brexit on our business in the United Kingdom and in Continental Europe;
•	Changes in accounting standards may affect our reported profitability;
•	Implications of the Tax Reform Act;
•	Any proceedings which may be brought against us by the Securities and Exchange Commission (the “SEC”), the FDA, the FTC or other governmental agencies or bodies;
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
•

The impact on our business of competitive products and pricing pressures and our ability to gain or maintain our share of sales in the marketplace as a result of actions by competitors, including unsubstantiated and/or misleading claims, false advertising claims and tortious interference, as well as competitors selling misbranded products;

•	The impact on our business of trademark and trade dress infringement proceedings brought against us relating to our Reign Total Body FuelTM brand high performance energy drinks;
•	Our ability to introduce new products;
•	Our ability to implement and/or maintain price increases;
•	An inability to achieve volume growth through product and packaging initiatives;
•	Our ability to sustain the current level of sales and/or achieve growth for our Monster Energy® brand energy drinks and/or our other products, including the Strategic Brands acquired from TCCC;
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

•

Our ability to comply with and/or resulting lower consumer demand for energy drinks due to proposed and/or future U.S. federal, state and local laws and regulations and/or proposed or existing laws and regulations in certain foreign jurisdictions and/or any changes therein, including changes in taxation requirements (including tax rate changes, new tax laws, new and/or increased excise, sales and/or other taxes on our products and revised tax law interpretations) and environmental laws, as well as the Federal Food, Drug, and Cosmetic Act and regulations or rules made thereunder or in connection therewith by the FDA, as well as changes in any other food, drug or similar laws in the United States and internationally, especially those changes that may restrict the sale of energy drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limit caffeine content in beverages, require certain product labeling disclosures and/or warnings, impose excise taxes, impose sugar taxes, limit product sizes, or impose age restrictions for the sale of energy drinks, as well as laws and regulations or rules made or enforced by the Bureau of Alcohol, Tobacco, Firearms and Explosives and/or the FTC or their foreign counterparts;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three-months ended March 31, 2019 compared with the disclosures in Part II, Item 7A of our Form 10-K.

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

Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to the Notes to Condensed Consolidated Financial Statements - Note 12. Commitments and Contingencies: Legal Proceedings in Part I, Item 1, of this Quarterly Report on Form 10-Q.

ITEM 1A.       RISK FACTORS

Our risk factors are discussed in our Form 10-K.  There have been no material changes with respect to the risk factors disclosed in our Form 10-K.

ITEM 2.                                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 7, 2018, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “August 2018 Repurchase Plan”). During the three-months ended March 31, 2019, the Company purchased 2.6 million shares of common stock at an average purchase price of $54.18 per share, for a total amount of $139.0 million (excluding broker commissions), under the August 2018 Repurchase Plan. As of May 3, 2019, $20.6 million remained available for repurchase under the August 2018 Repurchase Plan.

On February 26, 2019, the Company’s Board of Directors authorized a new share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “February 2019 Repurchase Plan”). During the three-months ended March 31, 2019, no shares were repurchased under the February 2019 Repurchase Plan.

As of May 3, 2019, the aggregate amount available under such authorizations to repurchase the Company’s common stock was $520.6 million.

The following tabular summary reflects the Company’s repurchase activity during the quarter ended March 31, 2019:

Period	Total Number of Shares Purchased	Average Price per Share¹	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands)²
Jan 1 – Jan 31, 2019	2,181,000	$53.62	2,181,000	$42,625
Feb 1 – Feb 28, 2019	383,639	$57.37	383,639	$20,610
February 26, 2019 Authorization				$520,610

¹Excluding broker commissions paid.

²Net of broker commissions paid.

During the three-months ended March 31, 2019, 1.4 million shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $83.8 million. While such purchases are considered common stock repurchases, they are not counted as purchases against our authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying condensed consolidated balance sheet at March 31, 2019.

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

101*

The following financial information from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Income for the three-months ended March 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Income for the three-months ended March 31, 2019 and 2018, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three-months ended March 31, 2019 and 2018, (v) Condensed Consolidated Statements of Cash Flows for the three-months ended March 31, 2019 and 2018, and (vi) the Notes to Condensed Consolidated Financial Statements.

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION
Registrant

Date: May 3, 2019	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors
and Chief Executive Officer