Form 10-Q
period 2019-06-30
Monster Beverage Corp
filed 2019-08-08
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019	Commission File Number 001-18761

MONSTER BEVERAGE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	47-1809393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 Monster Way

Corona, California 92879

(Address of principal executive offices) (Zip code)

(951) 739 - 6200

(Registrant’s telephone number, including area code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No   X

The registrant had 544,879,342 shares of common stock, par value $0.005 per share, outstanding as of July 29, 2019.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

JUNE 30, 2019

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2019 AND DECEMBER 31, 2018

(In Thousands, Except Par Value) (Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$888,247	$637,513
Short-term investments	357,988	320,650
Accounts receivable, net	688,197	484,562
Inventories	299,529	277,705
Prepaid expenses and other current assets	58,477	44,909
Prepaid income taxes	34,330	38,831
Total current assets	2,326,768	1,804,170

INVESTMENTS	7,006	-
PROPERTY AND EQUIPMENT, net	240,165	243,051
DEFERRED INCOME TAXES	85,148	85,687
GOODWILL	1,331,643	1,331,643
OTHER INTANGIBLE ASSETS, net	1,045,810	1,045,878
OTHER ASSETS	47,792	16,462
Total Assets	$5,084,332	$4,526,891

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$292,627	$248,760
Accrued liabilities	124,659	112,507
Accrued promotional allowances	199,324	145,741
Accrued distributor terminations	427	-
Deferred revenue	43,839	44,045
Accrued compensation	29,445	39,903
Income taxes payable	15,179	10,189
Total current liabilities	705,500	601,145

DEFERRED REVENUE	298,375	312,224

OTHER LIABILITIES	22,871	2,621

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY:
Common stock - $0.005 par value; 1,250,000 shares authorized; 636,129 shares issued and 544,825 shares outstanding as of June 30, 2019; 630,970 shares issued and 543,676 shares outstanding as of December 31, 2018	3,180	3,155
Additional paid-in capital	4,350,177	4,238,170
Retained earnings	4,468,603	3,914,645
Accumulated other comprehensive loss	(28,756)	(32,864)
Common stock in treasury, at cost; 91,304 shares and 87,294 shares as of June 30, 2019 and December 31, 2018, respectively	(4,735,618)	(4,512,205)
Total stockholders’ equity	4,057,586	3,610,901
Total Liabilities and Stockholders’ Equity	$5,084,332	$4,526,891

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND SIX-MONTHS ENDED JUNE 30, 2019 AND 2018

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
NET SALES	$1,104,045	$1,015,873	$2,050,037	$1,866,793

COST OF SALES	442,762	395,615	815,221	731,279

GROSS PROFIT	661,283	620,258	1,234,816	1,135,514

OPERATING EXPENSES	282,293	262,637	544,364	497,979

OPERATING INCOME	378,990	357,621	690,452	637,535

INTEREST and OTHER INCOME, net	2,973	476	5,714	2,281

INCOME BEFORE PROVISION FOR INCOME TAXES	381,963	358,097	696,166	639,816

PROVISION FOR INCOME TAXES	89,490	87,981	142,208	153,651

NET INCOME	$292,473	$270,116	$553,958	$486,165

NET INCOME PER COMMON SHARE:
Basic	$0.54	$0.48	$1.02	$0.86
Diluted	$0.53	$0.48	$1.01	$0.85

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	544,156	559,867	543,466	562,917
Diluted	548,218	566,352	548,299	570,231

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE- AND SIX-MONTHS ENDED JUNE 30, 2019 AND 2018

(In Thousands) (Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income, as reported	$292,473	$270,116	$553,958	$486,165
Other comprehensive income:
Change in foreign currency translation adjustment	5,154	(11,988)	3,773	(9,265)
Available-for-sale investments:
Change in net unrealized gains	215	513	335	728
Reclassification adjustment for net gains included in net income	-	-	-	-
Net change in available-for-sale investments	215	513	335	728
Other comprehensive income (loss)	5,369	(11,475)	4,108	(8,537)
Comprehensive income	$297,842	$258,641	$558,066	$477,628

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE- AND SIX-MONTHS ENDED JUNE 30, 2019 AND 2018 (In Thousands) (Unaudited)

					Accumulated
			Additional		Other			Total
	Common stock		Paid-in	Retained	Comprehensive	Treasury stock		Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance, December 31, 2018	630,970	$3,155	$4,238,170	$3,914,645	$(32,864)	(87,294)	$(4,512,205)	$3,610,901

Stock-based compensation	-	-	15,324	-	-	-	-	15,324

Exercise of stock options	3,871	19	35,144	-	-	-	-	35,163

Unrealized gain on available-for-sale securities	-	-	-	-	120	-	-	120

Repurchase of common stock	-	-	-	-	-	(4,000)	(222,792)	(222,792)

Foreign currency translation	-	-	-	-	(1,381)	-	-	(1,381)

Net income	-	-	-	261,485	-	-	-	261,485

Balance, March 31, 2019	634,841	$3,174	$4,288,638	$4,176,130	$(34,125)	(91,294)	$(4,734,997)	$3,698,820

Stock-based compensation	-	-	15,575	-	-	-	-	15,575

Exercise of stock options	1,288	6	45,964	-	-	-	-	45,970

Unrealized gain on available-for-sale securities	-	-	-	-	215	-	-	215

Repurchase of common stock	-	-	-	-	-	(10)	(621)	(621)

Foreign currency translation	-	-	-	-	5,154	-	-	5,154

Net income	-	-	-	292,473	-	-	-	292,473

Balance, June 30, 2019	636,129	$3,180	$4,350,177	$4,468,603	$(28,756)	(91,304)	$(4,735,618)	$4,057,586

					Accumulated
			Additional		Other			Total
	Common stock		Paid-in	Retained	Comprehensive	Treasury stock		Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance, December 31, 2017	629,255	$3,146	$4,150,628	$2,928,226	$(16,659)	(62,957)	$(3,170,129)	$3,895,212

Stock-based compensation	-	-	13,439	-	-	-	-	13,439

Exercise of stock options	669	4	6,498	-	-	-	-	6,502

Unrealized gain on available-for-sale securities	-	-	-	-	215	-	-	215

ASU No. 2016-16 adoption	-	-	-	(6,585)	-	-	-	(6,585)

Repurchase of common stock	-	-	-	-	-	(4,362)	(251,949)	(251,949)

Foreign currency translation	-	-	-	-	2,723	-	-	2,723

Net income	-	-	-	216,050	-	-	-	216,050

Balance, March 31, 2018	629,924	$3,150	$4,170,565	$3,137,691	$(13,721)	(67,319)	$(3,422,078)	$3,875,607

Stock-based compensation	-	-	14,906	-	-	-	-	14,906

Exercise of stock options	406	2	7,112	-	-	-	-	7,114

Unrealized gain on available-for-sale securities	-	-	-	-	513	-	-	513

Adjustment to excess tax from prior periods	-	-	2,093	-	-	-	-	2,093

Repurchase of common stock	-	-	-	-	-	(10,554)	(553,200)	(553,200)

Foreign currency translation	-	-	-	-	(11,988)	-	-	(11,988)

Net income	-	-	-	270,116	-	-	-	270,116

Balance, June 30, 2018	630,330	$3,152	$4,194,676	$3,407,807	$(25,196)	(77,873)	$(3,975,278)	$3,605,161

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTHS ENDED JUNE 30, 2019 AND 2018

(In Thousands) (Unaudited)

	Six-Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$553,958	$486,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,444	28,185
(Gain) loss on disposal of property and equipment	1,269	(308)
Stock-based compensation	30,899	28,345
Deferred income taxes	539	(76)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(204,393)	(154,369)
Distributor receivables	4,527	5,826
Inventories	(21,505)	(22,753)
Prepaid expenses and other assets	(16,804)	(15,977)
Prepaid income taxes	4,554	104,969
Accounts payable	36,850	24,684
Accrued liabilities	(1,412)	(15,617)
Accrued promotional allowances	53,568	43,196
Accrued distributor terminations	427	398
Accrued compensation	(10,508)	(8,413)
Income taxes payable	4,959	8,043
Other liabilities	(169)	1,344
Deferred revenue	(14,418)	(12,342)
Net cash provided by operating activities	454,785	501,300

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of available-for-sale investments	346,464	807,396
Purchases of available-for-sale investments	(380,851)	(342,463)
Purchases of property and equipment	(21,077)	(34,619)
Proceeds from sale of property and equipment	441	3,590
Increase in intangibles	-	(42)
Increase in other assets	(1,019)	(7,684)
Net cash (used in) provided by investing activities	(56,042)	426,178

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(9,075)	(972)
Issuance of common stock	81,134	13,616
Purchases of common stock held in treasury	(223,413)	(805,149)
Net cash used in financing activities	(151,354)	(792,505)

Effect of exchange rate changes on cash and cash equivalents	3,345	(3,908)

NET INCREASE IN CASH AND CASH EQUIVALENTS	250,734	131,065
CASH AND CASH EQUIVALENTS, beginning of period	637,513	528,622
CASH AND CASH EQUIVALENTS, end of period	$888,247	$659,687

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$253	$28
Income taxes	$133,122	$41,780

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTHS ENDED JUNE 30, 2019 AND 2018

(In Thousands) (Unaudited) (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

Included in accrued liabilities as of June 30, 2019 and 2018 were $10.6 million and $9.5 million, respectively, related to additions to other intangible assets.

Included in accounts payable as of June 30, 2019 were available-for-sale short-term investment purchases of $13.6 million.

Included in accounts receivable as of June 30, 2019 were available-for-sale short-term investment sales of $4.0 million.

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

The Company’s condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting.  They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP.  The information set forth in these interim condensed consolidated financial statements for the three- and six-months ended June 30, 2019 and 2018, respectively, is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading.  Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment", which eliminates the requirement to calculate the implied fair value of goodwill, but rather requires an entity to record an impairment charge based on the excess of a reporting unit's carrying value over its fair value. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of ASU No. 2017-04 on its financial position and results of operations.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments". The accounting standard changes the methodology for measuring credit losses on financial instruments and the timing when such losses are recorded. ASU No. 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company is currently evaluating the impact of ASU No. 2016-13 on its financial position, results of operations and liquidity.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. ASU No. 2016-02 requires the recognition of lease assets and lease liabilities on the balance sheet for leases classified as operating leases under previous guidance. The accounting for finance leases (capital leases) was substantially unchanged. The original guidance required application on a modified retrospective basis with adjustments to the earliest comparative period presented. In August 2018, the FASB issued ASU No. 2018-11, “Targeted Improvements to ASC 842,” which included an option to not restate comparative periods in transition and elect to use the effective date of ASU No. 2016-02 as the date of initial application, which the Company elected. As a result, the consolidated balance sheet prior to January 1, 2019 was not restated, and continues to be reported under previous guidance that did not require the recognition of operating lease liabilities and corresponding lease assets on the consolidated balance sheet. With the adoption of ASU No. 2016-02 on January 1, 2019, the Company recorded operating lease right-of-use assets of $26.3 million and operating lease liabilities of $22.6 million. The adoption of ASU No. 2016-02 had an immaterial impact on the Company’s condensed consolidated statement of income and condensed consolidated statement of cash flows for the six-month period ended June 30, 2019. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carry forward the historical lease classification, not reassess prior conclusions related to expired or existing contracts that are or that contain leases, and not reassess the accounting for initial direct costs. Additional information and disclosures required by ASU No. 2016-02 are contained in Note 4.

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

The Company's Monster Energy® Drinks segment generates net operating revenues by selling ready-to-drink packaged energy drinks primarily to bottlers and full service beverage distributors. In some cases, the Company sells directly to retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, drug stores, foodservice customers and the military.

The Company's Strategic Brands segment primarily generates net operating revenues by selling "concentrates" and/or "beverage bases" to authorized bottling and canning operations. Such bottlers generally combine the concentrates and/or beverage bases with sweeteners, water and other ingredients to produce ready-to-drink packaged energy drinks. The ready-to-drink packaged energy drinks are then sold by such bottlers to other bottlers and full service distributors and to retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, foodservice customers, drug stores and the military. To a lesser extent, the Strategic Brands segment generates net operating revenues by selling certain ready-to-drink packaged energy drinks to bottlers and full service beverage distributors.

The majority of the Company's revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company's products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. Certain of the Company's bottlers/distributors may also perform a separate function as a co-packer on the Company's behalf. In such cases, control of the Company's products passes to such bottlers/distributors when they notify the Company that they have taken possession or transferred the relevant portion of the Company's finished goods. The Company's general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of June 30, 2019 or December 31, 2018.

The Company excludes from revenues all taxes assessed by a governmental authority that are imposed on the sale of its products and collected from customers.

Distribution expenses to transport the Company's products, where applicable, and warehousing expense after manufacture are accounted for within operating expenses.

Promotional and other allowances (variable consideration) recorded as a reduction to net sales, primarily include consideration given to the Company's bottlers/distributors or retail customers including, but not limited to the following:

●	discounts granted off list prices to support price promotions to end-consumers by retailers;
●	reimbursements given to the Company's bottlers/distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products;
●	the Company's agreed share of fees given to bottlers/distributors and/or directly to retailers for advertising, in-store marketing and promotional activities;
●	the Company's agreed share of slotting, shelf space allowances and other fees given directly to retailers;
●	incentives given to the Company's bottlers/distributors and/or retailers for achieving or exceeding certain predetermined sales goals;
●	discounted or free products;
●	contractual fees given to the Company's bottlers/distributors related to sales made directly by the Company to certain customers that fall within the bottlers’/distributors' sales territories; and
●	commissions paid to TCCC based on the Company’s sales to certain wholly-owned subsidiaries of TCCC (the “TCCC Subsidiaries”) and/or to certain companies accounted for by TCCC under the equity method (“the TCCC Related Parties”).

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company's promotional allowance programs with its bottlers/distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, typically ranging from one week to one year. The Company's promotional and other allowances are calculated based on various programs with bottlers/distributors and retail customers, and accruals are established at the time of initial product sale for the Company's anticipated liabilities. These accruals are based on agreed upon terms as well as the Company's historical experience with similar programs and require management's judgment with respect to estimating consumer participation and/or distributor and retail customer performance levels. Differences between such estimated expenses and actual expenses for promotional and other allowance costs have historically been insignificant and are recognized in earnings in the period such differences are determined.

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

Disaggregation of Revenue

The following tables disaggregate the Company's revenue by geographical markets and reportable segments:

	Three-Months Ended June 30, 2019
				Latin
				America
	U.S. and			and
Net Sales	Canada	EMEA[1]	Asia Pacific	Caribbean	Total
Monster Energy® Drinks	$738,554	$155,448	$82,952	$42,156	$1,019,110
Strategic Brands	47,420	23,793	7,555	376	79,144
Other	5,791	-	-	-	5,791
Total Net Sales	$791,765	$179,241	$90,507	$42,532	$1,104,045

	Three-Months Ended June 30, 2018
				Latin
				America
	U.S. and			and
Net Sales	Canada	EMEA[1]	Asia Pacific	Caribbean	Total
Monster Energy® Drinks	$695,963	$138,608	$60,606	$34,262	$929,439
Strategic Brands	50,133	22,967	6,368	343	79,811
Other	6,623	-	-	-	6,623
Total Net Sales	$752,719	$161,575	$66,974	$34,605	$1,015,873

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Six-Months Ended June 30, 2019
				Latin
				America
	U.S. and			and
Net Sales	Canada	EMEA[1]	Asia Pacific	Caribbean	Total
Monster Energy® Drinks	$1,381,380	$280,086	$145,408	$82,621	$1,889,495
Strategic Brands	89,171	45,701	13,780	778	149,430
Other	11,112	-	-	-	11,112
Total Net Sales	$1,481,663	$325,787	$159,188	$83,399	$2,050,037

	Six-Months Ended June 30, 2018
				Latin
				America
	U.S. and			and
Net Sales	Canada	EMEA[1]	Asia Pacific	Caribbean	Total
Monster Energy® Drinks	$1,284,778	$249,538	$108,037	$67,590	$1,709,943
Strategic Brands	89,857	42,280	11,916	1,517	145,570
Other	11,280	-	-	-	11,280
Total Net Sales	$1,385,915	$291,818	$119,953	$69,107	$1,866,793

1Europe, Middle East and Africa (“EMEA”)

Contract Liabilities

Amounts received from certain bottlers/distributors at inception of their distribution contracts or at the inception of certain sales/marketing programs are accounted for as deferred revenue. As of June 30, 2019, the Company had $342.2 million of deferred revenue, which is included in current and long-term deferred revenue in the Company’s condensed consolidated balance sheet. As of December 31, 2018, the Company had $356.3 million of deferred revenue, which is included in current and long-term deferred revenue in the Company’s condensed consolidated balance sheet. During the three-months ended June 30, 2019 and 2018, $10.6 million and $11.0 million, respectively, of deferred revenue was recognized in net sales. During the six-months ended June 30, 2019 and 2018, $24.8 million and $22.2 million, respectively, of deferred revenue was recognized in net sales. See Note 11.

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

Lease expense for operating leases, consisting of lease payments, is recognized on a straight-line basis over the lease term. Included in lease expense are any variable lease payments incurred in the period that were not included in the initial lease liability. Lease expense for finance leases consists of the amortization of the ROU asset on a straight-line basis over the asset’s estimated useful life and interest expense is calculated using the amortized cost basis.

The Company’s leases have remaining lease terms of less than one year to 15 years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year.  The Company has elected not to recognize ROU assets and lease liabilities for short-term operating leases that have a term of 12 months or less.

The components of lease cost for the three- and six-months ended June 30, 2019 was as follows:

	Three-Months	Six-Months
	Ended June 30,	Ended June 30,
	2019	2019
Operating leases:
Lease cost	$1,210	$2,325
Variable lease cost	170	335
Operating lease cost	1,380	2,660

Short term lease cost	477	1,559

Finance leases:
Amortization of ROU assets	94	174
Interest on finance lease liabilities	15	30
Finance lease cost	109	204

Total lease cost	$1,966	$4,423

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Supplemental cash flow information for leases for the six-months ended June 30, 2019 was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,032
Operating cash flows from finance leases	30
Financing cash flows from finance leases	932

ROU assets obtained in exchange for lease obligations:
Finance leases	1,252
Operating leases	27,224

ROU assets for operating and finance leases at June 30, 2019 were comprised of the following:

	Real Estate	Equipment	Total
Operating leases	$24,714	$578	$25,292
Finance leases	-	2,360	2,360

The weighted-average remaining lease term and weighted-average discount rate for operating and finance leases at June 30, 2019 was as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	10.5	0.7
Weighted-average discount rate	3.6%	4.3%

The following table reconciles the undiscounted future lease payments for operating and finance leases to the operating and finance leases recorded in the condensed consolidated balance sheet at June 30, 2019:

	Undiscounted Future Lease Payments
	Operating Leases	Finance Leases
2019 (excluding the six-months ended June 30, 2019)	$1,978	$821
2020	3,405	358
2021	2,765	-
2022	2,217	-
2023	1,753	-
2024 and thereafter	14,585	-
Total lease payments	26,703	1,179
Less interest	(4,826)	(18)
Total	$21,877	$1,161

Accrued liabilities	$3,111	$1,161
Other liabilities	18,766	-

As of June 30, 2019, the Company did not have any significant additional operating or finance leases that have not yet commenced.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company’s future minimum operating lease commitments, as of December 31, 2018, under ASC 840, the predecessor to ASC 842, were as follows:

Year Ending December 31:

2019	$3,954
2020	2,949
2021	2,410
2022	2,114
2023	1,681
2024 and thereafter	14,860
$27,968

5.	INVESTMENTS

The following table summarizes the Company’s investments at:

					Continuous	Continuous
		Gross	Gross		Unrealized	Unrealized
		Unrealized	Unrealized		Loss Position	Loss Position
	Amortized	Holding	Holding	Fair	less than 12	greater than 12
June 30, 2019	Cost	Gains	Losses	Value	Months	Months
Available-for-sale
Short-term:
Commercial paper	$63,286	$-	$-	$63,286	$-	$-
Certificates of deposit	15,026	-	-	15,026	-	-
Municipal securities	104,230	80	3	104,307	3	-
U.S. government agency securities	20,430	17	-	20,447	-	-
U.S. treasuries	131,508	141	2	131,647	2	-
Variable rate demand notes	23,275	-	-	23,275	-	-
Long-term:
Municipal securities	6,992	14	-	7,006	-	-
Total	$364,747	$252	$5	$364,994	$5	$-

					Continuous	Continuous
		Gross	Gross		Unrealized	Unrealized
		Unrealized	Unrealized		Loss Position	Loss Position
	Amortized	Holding	Holding	Fair	less than 12	greater than 12
December 31, 2018	Cost	Gains	Losses	Value	Months	Months
Available-for-sale
Short-term:
Commercial paper	$52,838	$-	$-	$52,838	$-	$-
Certificates of deposit	14,075	-	-	14,075	-	-
Municipal securities	151,690	16	62	151,644	62	-
U.S. government agency securities	19,943	-	12	19,931	12	-
U.S. treasuries	78,189	-	32	78,157	32	-
Variable rate demand notes	4,005	-	-	4,005	-	-
Total	$320,740	$16	$106	$320,650	$106	$-

During the six-months ended June 30, 2019 and 2018, realized gains or losses recognized on the sale of investments were not significant.

The Company’s investments at June 30, 2019 and December 31, 2018 in commercial paper, certificates of deposit, municipal securities, U.S. government agency securities, U.S. treasuries and/or variable rate demand notes (“VRDNs”) carried investment grade credit ratings. VRDNs are floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

source. While they are classified as marketable investment securities, the put option allows the VRDNs to be liquidated at par on a same day, or more generally, on a seven-day settlement basis.

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	June 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
Commercial paper	$63,286	$63,286	$52,838	$52,838
Municipal securities	104,230	104,307	151,690	151,644
U.S. government agency securities	20,430	20,447	19,943	19,931
Certificates of deposit	15,026	15,026	14,075	14,075
U.S. treasuries	131,508	131,647	78,189	78,157
Due 1 - 10 years:
Municipal securities	6,992	7,006	-	-
Variable rate demand notes	2,442	2,442	-	-
Due 11 - 20 years:
Variable rate demand notes	17,924	17,924	-	-
Due 21 - 30 years:
Variable rate demand notes	2,909	2,909	4,005	4,005
Total	$364,747	$364,994	$320,740	$320,650

6.	FAIR VALUE OF CERTAIN FINANCIAL ASSETS AND LIABILITIES

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

●	Level 1: Quoted prices in active markets for identical assets or liabilities.

●	Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

●	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following tables present the fair value of the Company’s financial assets and liabilities that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

June 30, 2019	Level 1	Level 2	Level 3	Total
Cash	$506,563	$-	$-	$506,563
Money market funds	268,831	-	-	268,831
Certificates of deposit	-	57,552	-	57,552
Commercial paper	-	77,178	-	77,178
Variable rate demand notes	-	23,275	-	23,275
Municipal securities	-	143,063	-	143,063
U.S. government agency securities	-	41,122	-	41,122
U.S. treasuries	-	135,657	-	135,657
Foreign currency derivatives	-	(115)	-	(115)
Total	$775,394	$477,732	$-	$1,253,126
Amounts included in:
Cash and cash equivalents	$775,394	$112,853	$-	$888,247
Short-term investments	-	357,988	-	357,988
Accounts receivable, net	-	32	-	32
Investments	-	7,006	-	7,006
Accrued liabilities	-	(147)	-	(147)
Total	$775,394	$477,732	$-	$1,253,126

December 31, 2018	Level 1	Level 2	Level 3	Total
Cash	$393,936	$-	$-	$393,936
Money market funds	191,358	-	-	191,358
Certificates of deposit	-	14,075	-	14,075
Commercial paper	-	60,422	-	60,422
Variable rate demand notes	-	4,005	-	4,005
Municipal securities	-	177,118	-	177,118
U.S. government agency securities	-	39,092	-	39,092
U.S. treasuries	-	78,157	-	78,157
Foreign currency derivatives	-	(492)	-	(492)
Total	$585,294	$372,377	$-	$957,671
Amounts included in:
Cash and cash equivalents	$585,294	$52,219	$-	$637,513
Short-term investments	-	320,650	-	320,650
Accounts receivable, net	-	43	-	43
Accrued liabilities	-	(535)	-	(535)
Total	$585,294	$372,377	$-	$957,671

All of the Company’s short-term investments are classified within Level 1 or Level 2 of the fair value hierarchy.  The Company’s valuation of its Level 1 investments, which include money market funds, is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments, which include municipal securities, commercial paper, certificates of deposit, VRDNs, U.S. treasuries and U.S. government agency securities, is based on other observable inputs, specifically a market approach which utilizes valuation models, pricing systems, mathematical tools and other relevant information for the same or similar securities. The Company’s valuation of its Level 2 foreign currency exchange contracts is based on quoted market prices of the same or similar instruments, adjusted for counterparty risk. There were no transfers between Level 1 and Level 2 measurements during the six-months ended June 30, 2019 or during the year-ended December 31, 2018, and there were no changes in the Company’s valuation techniques.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

7.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to foreign currency exchange rate risks related primarily to its foreign business operations. During the three- and six-months ended June 30, 2019 and the year-ended December 31, 2018, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts of the Company that were outstanding as of June 30, 2019 have terms of one month or less. The Company does not enter into forward currency exchange contracts for speculation or trading purposes.

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

The notional amount and fair value of all outstanding foreign currency derivative instruments in the condensed consolidated balance sheets consist of the following at:

June 30, 2019
Derivatives not designated as
hedging instruments under	Notional	Fair
ASC 815-20	Amount	Value	Balance Sheet Location
Assets:
Foreign currency exchange contracts:
Receive USD/pay COP	$3,767	$25	Accounts receivable, net
Receive USD/pay GBP	25,696	6	Accounts receivable, net
Receive EUR/pay USD	12,995	1	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive USD/pay AUD	$14,784	$(107)	Accrued liabilities
Receive USD/pay ZAR	1,819	(18)	Accrued liabilities
Receive SGD/pay USD	5,337	(14)	Accrued liabilities
Receive USD/pay NZD	2,409	(8)	Accrued liabilities

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

December 31, 2018
Derivatives not designated as
hedging instruments under	Notional	Fair
ASC 815-20	Amount	Value	Balance Sheet Location
Assets:
Foreign currency exchange contracts:
Receive SGD/pay USD	$8,341	$30	Accounts receivable, net
Receive NOK/pay USD	902	13	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive USD/pay GBP	$40,648	$(323)	Accrued liabilities
Receive USD/pay AUD	15,124	(105)	Accrued liabilities
Receive USD/pay ZAR	8,618	(68)	Accrued liabilities
Receive USD/pay COP	2,931	(33)	Accrued liabilities
Receive USD/pay NZD	2,952	(4)	Accrued liabilities
Receive USD/pay EUR	6,894	(2)	Accrued liabilities

The net losses on derivative instruments in the condensed consolidated statements of income were as follows:

		Amount of gain
		recognized in income on
		derivatives
Derivatives not designated as	Location of gain	Three-months ended
hedging instruments under	recognized in income on	June 30,	June 30,
ASC 815-20	derivatives	2019	2018
Foreign currency exchange contracts	Interest and other income, net	$935	$10,393

		Amount of (loss) gain
		recognized in income on
		derivatives
Derivatives not designated as	Location of (loss) gain	Six-months ended
hedging instruments under	recognized in income on	June 30,	June 30,
ASC 815-20	derivatives	2019	2018
Foreign currency exchange contracts	Interest and other income, net	$(153)	$5,734

8.	INVENTORIES

Inventories consist of the following at:

	June 30,	December 31,
	2019	2018
Raw materials	$126,976	$94,421
Finished goods	172,553	183,284
	$299,529	$277,705

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

9.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at:

	June 30,	December 31,
	2019	2018
Land	$44,261	$44,261
Leasehold improvements	6,916	5,909
Furniture and fixtures	7,377	6,932
Office and computer equipment	20,041	18,717
Computer software	3,940	3,278
Equipment	184,345	183,727
Buildings	117,475	115,242
Vehicles	40,210	39,026
	424,565	417,092
Less: accumulated depreciation and amortization	(184,400)	(174,041)
	$240,165	$243,051

Total depreciation and amortization expense recorded was $12.7 million and $11.2 million for the three-months ended June 30, 2019 and 2018, respectively. Total depreciation and amortization expense recorded was $24.6 million and $22.2 million for the six-months ended June 30, 2019 and 2018, respectively.

10.         GOODWILL AND OTHER INTANGIBLE ASSETS

The following is a roll-forward of goodwill for the six-months ended June 30, 2019 and June 30, 2018 by reportable segment:

	Monster
	Energy®	Strategic
	Drinks	Brands	Other	Total
Balance at December 31, 2018	$693,644	$637,999	$-	$1,331,643
Acquisitions	-	-	-	-
Balance at June 30, 2019	$693,644	$637,999	$-	$1,331,643

	Monster
	Energy®	Strategic
	Drinks	Brands	Other	Total
Balance at December 31, 2017	$693,644	$637,999	$-	$1,331,643
Acquisitions	-	-	-	-
Balance at June 30, 2018	$693,644	$637,999	$-	$1,331,643

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Intangible assets consist of the following at:

	June 30,	December 31,
	2019	2018
Amortizing intangibles	$66,946	$71,350
Accumulated amortization	(43,340)	(38,311)
	23,606	33,039
Non-amortizing intangibles	1,022,204	1,012,839
	$1,045,810	$1,045,878

Amortizing intangibles primarily consist of customer relationships. All amortizing intangibles have been assigned an estimated finite useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives, generally five to seven years. Total amortization expense recorded was $3.0 million for both the three-months ended June 30, 2019 and 2018. Total amortization expense recorded was $5.9 million and $6.0 million for the six-months ended June 30, 2019 and 2018, respectively.

11.         DISTRIBUTION AGREEMENTS

In accordance with ASC 420, the Company expenses distributor termination costs in the period in which the written notification of termination occurs.  The Company incurred termination costs of $0.3 million and $5.5 million for the three-months ended June 30, 2019 and 2018, respectively. The Company incurred termination costs of $11.0 million and $12.5 million for the six-months ended June 30, 2019 and 2018, respectively.

In the normal course of business, amounts received pursuant to new and/or amended distribution agreements entered into with certain distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, are accounted for as deferred revenue and are recognized as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years. Revenue recognized was $10.6 million and $11.0 million for the three-months ended June 30, 2019 and 2018, respectively. Revenue recognized was $24.8 million and $22.2 million for the six-months ended June 30, 2019 and 2018, respectively.

12.         COMMITMENTS AND CONTINGENCIES

The Company had purchase commitments aggregating approximately $43.1 million at June 30, 2019, which represented commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms, but are generally satisfied within one year.

The Company had contractual obligations aggregating approximately $175.0 million at June 30, 2019, which related primarily to sponsorships and other marketing activities.

In February 2018, the working capital line limit for the Company's credit facility with HSBC Bank (China) Company Limited, Shanghai Branch was increased from $9.0 million to $15.0 million. At June 30, 2019, the interest rate on borrowings under the line of credit was 5.5%. As of June 30, 2019, the Company had $3.4 million outstanding on this line of credit, including interest, which is included in accounts payable in the condensed consolidated balance sheet.

Legal Proceedings

Litigation - The Company, certain affiliates of the Company and TCCC are parties to various agreements setting forth, among other things, provisions relating to TCCC's 18.7% equity holding in the Company and the terms on which the Company’s energy drink products are distributed globally by members of TCCC’s distribution network.  Among other provisions, the agreements contain a non-compete provision restricting TCCC from marketing certain energy beverages.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

On October 31, 2018, by mutual agreement, the parties submitted to AAA arbitration a dispute regarding whether three energy drink products developed by TCCC fall under an exception to the non-compete provision relating to the Coca-Cola brand.  The matter proceeded to a hearing before the arbitrators. On June 28, 2019, the arbitration panel issued its ruling, agreeing with TCCC that the energy drink products do fall under the exception relating to the Coca-Cola brand, and thus may be marketed and sold by TCCC.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, or in the amount of any related insurance reimbursements recorded. As of June 30, 2019, the Company’s condensed consolidated balance sheet included accrued loss contingencies of approximately $2.3 million.

13.         ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the six-months ended June 30, 2019 and 2018 are as follows:

		Unrealized
	Currency	(Gains) Losses
	Translation	on Available-for-
	Losses	Sale Securities	Total
Balance at December 31, 2018	$32,775	$89	$32,864
Other comprehensive income before reclassifications	(3,773)	(335)	(4,108)
Amounts reclassified from accumulated other comprehensive loss (income)	-	-	-
Net current-period other comprehensive (income) loss	(3,773)	(335)	(4,108)
Balance at June 30, 2019	$29,002	$(246)	$28,756

		Unrealized
	Currency	(Gains) Losses
	Translation	on Available-for-
	Losses	Sale Securities	Total
Balance at December 31, 2017	$15,818	$841	$16,659
Other comprehensive loss (income) before reclassifications	9,265	(728)	8,537
Amounts reclassified from accumulated other comprehensive loss (income)	-	-	-
Net current-period other comprehensive loss (income)	9,265	(728)	8,537
Balance at June 30, 2018	$25,083	$113	$25,196

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

14.         TREASURY STOCK

On August 7, 2018, the Company's Board of Directors authorized a share repurchase program for the purchase of up to $500.0 million of the Company's outstanding common stock (the “August 2018 Repurchase Plan”). During the three-months ended June 30, 2019, no shares were purchased under the August 2018 Repurchase Plan. As of August 7, 2019, $20.6 million remained available for repurchase under the August 2018 Repurchase Plan.

On February 26, 2019, the Company’s Board of Directors authorized a new share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “February 2019 Repurchase Plan”). During the three-months ended June 30, 2019, no shares were repurchased under the February 2019 Repurchase Plan. As of August 7, 2019, $500.0 million remained available for repurchase under the February 2019 Repurchase Plan.

As of August 7, 2019, the aggregate amount available under such authorizations to repurchase the Company’s common stock was $520.6 million.

During the three-months ended June 30, 2019, 9,846 shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $0.6 million. While such purchases are considered common stock repurchases, they are not counted as purchases against our authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying condensed consolidated balance sheet at June 30, 2019.

15.         STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at June 30, 2019: the Monster Beverage Corporation 2011 Omnibus Incentive Plan, including the Monster Beverage Corporation Deferred Compensation Plan as a sub plan thereunder, and the Monster Beverage Corporation 2017 Compensation Plan for Non-Employee Directors, including the Monster Beverage Corporation Deferred Compensation Plan for Non-Employee Directors as a sub plan thereunder.

The Company recorded $15.6 million and $14.9 million of compensation expense relating to outstanding options and restricted stock units during the three-months ended June 30, 2019 and 2018, respectively. The Company recorded $30.9 million and $28.3 million of compensation expense relating to outstanding options and restricted stock units during the six-months ended June 30, 2019 and 2018, respectively.

The tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options and vesting of restricted stock units for the three-months ended June 30, 2019 and 2018 was $3.8 million and $1.7 million, respectively. The tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options and vesting of restricted stock units for the six-months ended June 30, 2019 and 2018 was $26.2 million and $4.5 million, respectively.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted as of June 30, 2019 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	Three-Months Ended June 30,			Six-Months Ended June 30,
	2019*	2018		2019		2018
Dividend yield	-	0.0%		0.0%		0.0%
Expected volatility	-	34.9%		30.2%		34.9%
Risk-free interest rate	-	2.7%		2.4%		2.8%
Expected term	-	6.1	years	6.0	years	6.1	years

*No options were granted during the three-months ended June 30, 2019.

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

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares (in	Price Per	Term (In	Aggregate
Options	thousands)	Share	years)	Intrinsic Value
Outstanding at January 1, 2019	18,890	$34.61	5.8	$303,627
Granted 01/01/19 - 03/31/19	1,570	$59.52
Granted 04/01/19 - 06/30/19	-	$-
Exercised	(4,894)	$16.58
Cancelled or forfeited	(284)	$50.69
Outstanding at June 30, 2019	15,282	$42.65	6.8	$323,637
Vested and expected to vest in the future at June 30, 2019	14,310	$41.87	6.7	$314,240
Exercisable at June 30, 2019	7,619	$33.14	5.4	$233,803

No options were granted during the three-months ended June 30, 2019. The weighted-average grant-date fair value of options granted during the three-months ended June 30, 2018 was $20.20 per share. The weighted-average grant-date fair value of options granted during the six-months ended June 30, 2019 and 2018 was $20.30 per share and $22.51 per share, respectively.

The total intrinsic value of options exercised during the three-months ended June 30, 2019 and 2018 was $32.9 million and $14.7 million, respectively. The total intrinsic value of options exercised during the six-months ended June 30, 2019 and 2018 was $211.3 million and $32.9 million, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Cash received from option exercises under all plans for the three-months ended June 30, 2019 and 2018 was $46.0 million and $7.1 million, respectively. Cash received from option exercises under all plans for the six-months ended June 30, 2019 and 2018 was $81.1 million and $13.6 million, respectively.

At June 30, 2019, there was $101.1 million of total unrecognized compensation expense related to non-vested options granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.7 years.

Restricted Stock Units

The cost of stock-based compensation for restricted stock units is measured based on the closing fair market value of the Company’s common stock at the date of grant. In the event that the Company has the option and intent to settle a restricted stock unit in cash, the award is classified as a liability and revalued at each balance sheet date.

The following table summarizes the Company’s activities with respect to non-vested restricted stock units as follows:

		Weighted
	Number of	Average
	Shares (in	Grant-Date
	thousands)	Fair Value
Non-vested at January 1, 2019	529	$51.55
Granted 01/01/19 - 03/31/19	548	$59.66
Granted 04/01/19 - 06/30/19	18	$63.48
Vested	(265)	$50.11
Forfeited/cancelled	(3)	$59.67
Non-vested at June 30, 2019	827	$57.62

The weighted-average grant-date fair value of restricted stock units granted during the three-months ended June 30, 2019 and 2018 was $63.48 per share and $52.31 per share, respectively. The weighted-average grant-date fair value of restricted stock units granted during the six-months ended June 30, 2019 and 2018 was $59.79 per share and $57.59 per share, respectively. As of June 30, 2019, 0.7 million of restricted stock units are expected to vest over their respective terms.

At June 30, 2019, total unrecognized compensation expense relating to non-vested restricted stock units was $37.5 million, which is expected to be recognized over a weighted-average period of 3.1 years.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

16.         INCOME TAXES

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the six-months ended June 30, 2019:

Gross Unrecognized Tax
Benefits
Balance at December 31, 2018	$5,035
Additions for tax positions related to the current year	-
Additions for tax positions related to the prior years	1,171
Decreases related to settlement with taxing authority	-
Balance at June 30, 2019	$6,206

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. As of June 30, 2019, the Company had approximately $1.3 million in accrued interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions, the resultant impact on the Company’s effective tax rate would not be significant. It is expected that any change in the amount of unrecognized tax benefits within the next 12 months will not be significant.

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

17.         EARNINGS PER SHARE

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations is presented below (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Weighted-average shares outstanding:
Basic	544,156	559,867	543,466	562,917
Dilutive	4,062	6,485	4,833	7,314
Diluted	548,218	566,352	548,299	570,231

For the three-months ended June 30, 2019 and 2018, options and awards outstanding totaling 4.7 million shares and 6.4 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive. For the six-months ended June 30, 2019 and 2018, options and awards outstanding totaling 4.2 million shares and 2.6 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

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

The Company’s Strategic Brands segment primarily generates net operating revenues by selling “concentrates” and/or “beverage bases” to authorized bottling and canning operations. Such bottlers generally combine the concentrates and/or beverage bases with sweeteners, water and other ingredients to produce ready-to-drink packaged energy drinks. The ready-to-drink packaged energy drinks are then sold by such bottlers to other bottlers, full service distributors or retailers, including, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, foodservice customers, drug stores and the military. To a lesser extent, the Company’s Strategic Brands segment generates net operating revenues by selling certain ready-to-drink packaged energy drinks to bottlers and full service beverage distributors.

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

The net revenues derived from the Company’s reportable segments and other financial information related thereto for the three- and six-months ended June 30, 2019 and 2018 are as follows:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales:
Monster Energy® Drinks(1)	$1,019,110	$929,439	$1,889,495	$1,709,943
Strategic Brands	79,144	79,811	149,430	145,570
Other	5,791	6,623	11,112	11,280
Corporate and unallocated	-	-	-	-
	$1,104,045	$1,015,873	$2,050,037	$1,866,793

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating Income:
Monster Energy® Drinks(1) (2)	$410,804	$373,103	$753,803	$674,805
Strategic Brands	50,075	50,791	95,656	93,393
Other	1,119	1,826	2,021	2,797
Corporate and unallocated	(83,008)	(68,099)	(161,028)	(133,460)
	$378,990	$357,621	$690,452	$637,535

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Income before tax:
Monster Energy® Drinks(1) (2)	$410,897	$373,342	$753,913	$675,305
Strategic Brands	50,075	50,833	95,651	93,416
Other	1,124	1,826	2,026	2,797
Corporate and unallocated	(80,133)	(67,904)	(155,424)	(131,702)
	$381,963	$358,097	$696,166	$639,816

(1)	Includes $10.6 million and $11.0 million for the three-months ended June 30, 2019 and 2018, respectively, related to the recognition of deferred revenue. Includes $24.8 million and $22.2 million for the six-months ended June 30, 2019 and 2018, respectively, related to the recognition of deferred revenue.

(2)	Includes $0.3 million and $5.5 million for the three-months ended June 30, 2019 and 2018, respectively, related to distributor termination costs. Includes $11.0 million and $12.5 million for the six-months ended June 30, 2019 and 2018, respectively, related to distributor termination costs.

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Depreciation and amortization:
Monster Energy® Drinks	$10,332	$8,960	$20,129	$17,770
Strategic Brands	1,972	1,946	3,935	3,872
Other	1,157	1,167	2,313	2,326
Corporate and unallocated	2,168	2,121	4,122	4,217
	$15,629	$14,194	$30,499	$28,185

Corporate and unallocated expenses for the three-months ended June 30, 2019 include $50.5 million of payroll costs, of which $15.6 million was attributable to stock-based compensation expenses (see Note 15 "Stock-Based Compensation"), as well as $18.4 million attributable to professional service expenses, including accounting and legal costs, and $14.1 million of other operating expenses. Corporate and unallocated expenses for the three-months ended June 30, 2018 include $44.7 million of payroll costs, of which $14.9 million was attributable to stock-based compensation expenses (see Note 15, “Stock-Based Compensation”), as well as $11.8 million attributable to professional service expenses, including accounting and legal costs, and $11.6 million of other operating expenses.

Corporate and unallocated expenses for the six-months ended June 30, 2019 include $100.9 million of payroll costs, of which $30.9 million was attributable to stock-based compensation expenses (see Note 15 "Stock-Based Compensation"), as well as $35.9 million attributable to professional service expenses, including accounting and legal costs, and $24.2 million of other operating expenses. Corporate and unallocated expenses for the six-months ended June 30, 2018 include $87.8 million of payroll costs, of which $28.3 million was attributable to stock-based compensation expenses (see Note 15, "Stock-Based Compensation"), as well as $24.2 million attributable to professional service expenses, including accounting and legal costs, and $21.4 million of other operating expenses.

CCBCC Operations, LLC accounted for approximately 13% of the Company's net sales for both the three-months ended June 30, 2019 and 2018. CCBCC Operations, LLC accounted for approximately 13% of the Company's net sales for both the six-months ended June 30, 2019 and 2018.

Reyes Coca-Cola Bottling accounted for approximately 11% and 12% of the Company's net sales for the three-months ended June 30, 2019 and 2018, respectively. Reyes Coca-Cola Bottling accounted for approximately 11% and 13% of the Company's net sales for the six-months ended June 30, 2019 and 2018, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Coca-Cola European Partners accounted for approximately 10% and 9% of the Company's net sales for the three-months ended June 30, 2019 and 2018, respectively. Coca-Cola European Partners accounted for approximately 10% of the Company's net sales for both the six-months ended June 30, 2019 and 2018.

Net sales to customers outside the United States amounted to $343.3 million and $293.8 million for the three-months ended June 30, 2019 and 2018, respectively. Such sales were approximately 31% and 29% of net sales for the three-months ended June 30, 2019 and 2018, respectively. Net sales to customers outside the United States amounted to $627.3 million and $535.9 million for the six-months ended June 30, 2019 and 2018, respectively. Such sales were approximately 31% and 29% of net sales for the six-months ended June 30, 2019 and 2018, respectively.

Goodwill and other intangible assets for the Company's reportable segments as of June 30, 2019 and December 31, 2018 are as follows:

	June 30,	December 31,
	2019	2018
Goodwill and other intangible assets:
Monster Energy® Drinks	$1,373,608	$1,368,620
Strategic Brands	987,159	989,944
Other	16,686	18,957
Corporate and unallocated	-	-
	$2,377,453	$2,377,521

19.         RELATED PARTY TRANSACTIONS

TCCC controls approximately 18.7% of the voting interests of the Company. The TCCC Subsidiaries, the TCCC Related Parties and the TCCC independent bottlers, purchase and distribute the Company’s products in domestic and certain international markets. The Company also pays TCCC a commission based on certain sales within the TCCC distribution network.

TCCC commissions, based on sales to the TCCC Subsidiaries and the TCCC Related Parties, were $15.8 million and $13.2 million for the three-months ended June 30, 2019 and 2018, respectively, and are included as a reduction to net sales. TCCC commissions, based on sales to the TCCC Subsidiaries and the TCCC Related Parties, were $27.9 million and $24.5 million for the six-months ended June 30, 2019 and 2018, respectively, and are included as a reduction to net sales.

TCCC commissions, based on sales to TCCC independent bottlers/distributors, were $5.0 million and $4.3 million for the three-months ended June 30, 2019 and 2018, respectively, and are included in operating expenses. TCCC commissions, based on sales to TCCC independent bottlers/distributors, were $8.8 million and $7.5 million for the six-months ended June 30, 2019 and 2018, respectively, and are included in operating expenses.

Net sales to the TCCC Subsidiaries for the three-months ended June 30, 2019 and 2018 were $21.3 million and $39.6 million, respectively. Net sales to the TCCC Subsidiaries for the six-months ended June 30, 2019 and 2018 were $38.6 million and $74.6 million, respectively. As part of TCCC’s North America refranchising, the territories of certain TCCC Subsidiaries have been transitioned to certain independent TCCC bottlers/distributors and/or TCCC Related Parties. Accordingly, the Company’s net sales classified as sales to the TCCC Subsidiaries significantly decreased for the three- and six-months ended June 30, 2019.

The Company also purchases concentrates from TCCC which are then sold to certain of the Company's bottlers/distributors. Concentrate purchases from TCCC were $7.3 million and $11.3 million for the three-months ended

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

June 30, 2019 and 2018, respectively. Concentrate purchases from TCCC were $13.9 million and $14.2 million for the six-months ended June 30, 2019 and 2018, respectively.

Certain TCCC Subsidiaries also contract manufacture certain of the Company’s energy drinks. Such contract manufacturing expenses were $4.4 million and $6.4 million for the three-months ended June 30, 2019 and 2018, respectively. Such contract manufacturing expenses were $8.9 million and $11.8 million for the six-months ended June 30, 2019 and 2018, respectively.

Accounts receivable, accounts payable and accrued promotional allowances related to the TCCC Subsidiaries are as follows at:

	June 30,	December 31,
	2019	2018
Accounts receivable, net	$52,582	$25,312
Accounts payable	$(39,187)	$(54,430)
Accrued promotional allowances	$(4,372)	$(4,044)

One director of the Company and his family, and one director's family, are principal owners of a company that provides promotional materials to the Company.  Expenses incurred with such company in connection with promotional materials purchased during the three-months ended June 30, 2019 and 2018 were $0.3 million and $0.6 million, respectively. Expenses incurred with such company in connection with promotional materials purchased during the six-months ended June 30, 2019 and 2018 were $0.6 million and $1.4 million, respectively.

In December 2018, the Company and a director of the Company entered into a 50-50 partnership that purchased land, and real property thereon, in Kona, Hawaii for the purpose of producing coffee products. The Company’s initial 50%  contribution of $1.9 million was accounted for as an equity investment and is included in other assets (non-current) in the accompanying condensed consolidated balance sheet at December 31, 2018.  During the three-months ended June 30, 2019, the Company made no additional capital contributions and recorded an equity loss of $0.02 million. During the six-months ended June 30, 2019, the Company made an additional $0.05 million capital contribution and recorded an equity loss of $0.04 million. As of June 30, 2019, the Company’s equity investment is $1.9 million and is included in other assets (non-current) in the accompanying condensed consolidated balance sheet at June 30, 2019.

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

Overview

We develop, market, sell and distribute energy drink beverages and concentrates for energy drink beverages, primarily under the following brand names:

● Monster Energy®	● NOS®
● Monster Energy Ultra®	● Full Throttle®
● Monster Rehab®	● Burn®
● Monster MAXX®	● Mother®
● Java Monster®	● Nalu®
● Muscle Monster®	● Ultra Energy®
● Espresso Monster®	● Play® and Power Play(stylized)®
● Punch Monster®	● Relentless®
● Juice Monster®	● BPM®
● Monster Hydro®	● BU®
● Caffé Monster®	● Gladiator®
● Predator®	● Samurai®
● Reign Total Body FuelTM	● Live+TM

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

During the three-months ended June 30, 2019, we continued to expand our existing energy drink portfolio and further develop our distribution markets. During the three-months ended June 30, 2019, we introduced the following products:

●	Nalu Refresh®
●	Predator® Energy Mean Green

In the normal course of business, we discontinue certain products and/or product lines. Those products or product lines discontinued in the three-months ended June 30, 2019, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Our net sales of $1.10 billion for the three-months ended June 30, 2019 represented record sales for our second fiscal quarter. Net sales for the three-months ended June 30, 2019 were positively impacted by approximately $31.3 million as a result of a price increase effective from November 1, 2018 in the United States and effective from February 1, 2019 in Canada, on certain of our Monster Energy® brand energy drinks. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $25.9 million for the three-months ended June 30, 2019.

The vast majority of our net sales are derived from our Monster Energy® Drinks segment. Net sales of our Monster Energy® Drinks segment were $1.02 billion for the three-months ended June 30, 2019.  Net sales of our Strategic Brands segment were $79.1 million for the three-months ended June 30, 2019. Our Monster Energy® Drinks segment represented 92.3% and 91.5% of our net sales for the three-months ended June 30, 2019 and 2018, respectively. Our Strategic Brands segment represented 7.2% and 7.9% of our net sales for the three-months ended June 30, 2019 and 2018, respectively. Our Other segment represented 0.5% and 0.6% of our net sales for the three-months ended June 30, 2019 and 2018, respectively.

Our growth strategy includes expanding our international business. Net sales to customers outside the United States amounted to $343.3 million and $293.8 million for the three-months ended June 30, 2019 and 2018, respectively. Such sales were approximately 31% and 29% of net sales for the three-months ended June 30, 2019 and 2018, respectively.

Our customers are primarily full service beverage bottlers/distributors, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, drug stores, foodservice customers and the military. Percentages of our gross sales to our various customer types for the three- and six-months ended June 30, 2019 and 2018 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such bottlers’/distributors’ sales to their own customers.

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
U.S. full service bottlers/distributors	58%	61%	58%	61%
International full service bottlers/distributors	33%	31%	33%	31%
Club stores and mass merchandisers	7%	7%	7%	6%
Retail grocery, specialty chains and wholesalers	1%	1%	1%	1%
Other	1%	0%	1%	1%

Our customers include Coca-Cola Refreshments USA, Inc. (until October 2017), Coca-Cola Refreshments Canada Company (until September 27, 2018), Coca-Cola Canada Bottling Limited (from September 28, 2018), Coca-Cola Consolidated, Inc., Coca-Cola Bottling Company United, Inc., Reyes Coca-Cola Bottling, LLC, Great Lakes Coca-Cola Distribution, LLC, Coca-Cola Southwest Beverages LLC, The Coca-Cola Bottling Company of Northern New England, Inc., Swire Pacific Holdings, Inc. (USA), Liberty Coca-Cola Beverages, LLC, Coca-Cola European Partners, Coca-Cola Hellenic, Coca-Cola FEMSA, Coca-Cola Amatil, Swire Coca-Cola (China), COFCO Coca-Cola, Coca-Cola Beverages Africa, Coca-Cola İçecek and certain other TCCC network bottlers, Asahi Soft Drinks, Co., Ltd., Kalil Bottling Group (until March 5, 2019), Wal-Mart, Inc. (including Sam’s Club), Costco Wholesale Corporation and Big Geyser, Inc. (until April 5, 2019).  A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations.

Coca-Cola Consolidated, Inc. accounted for approximately 13% of our net sales for both the three-months ended June 30, 2019 and 2018. Coca-Cola Consolidated, Inc. accounted for approximately 13% of our net sales for both the six-months ended June 30, 2019 and 2018.

Reyes Coca-Cola Bottling, LLC accounted for approximately 11% and 12% of our net sales for the three-months ended June 30, 2019 and 2018, respectively. Reyes Coca-Cola Bottling, LLC accounted for approximately 11% and 13% of our net sales for the six-months ended June 30, 2019 and 2018, respectively.

Coca-Cola European Partners accounted for approximately 10% and 9% of our net sales for the three-months ended June 30, 2019 and 2018, respectively. Coca-Cola European Partners accounted for approximately 10% of our net sales for both the six-months ended June 30, 2019 and 2018.

Results of Operations

The following table sets forth key statistics for the three- and six-months ended June 30, 2019 and 2018.

	Three-Months Ended		Percentage	Six-Months Ended		Percentage
(In thousands, except per share amounts)	June 30,		Change	June 30,		Change
	2019	2018	19 vs. 18	2019	2018	19 vs. 18
Net sales[1]	$1,104,045	$1,015,873	8.7%	$2,050,037	$1,866,793	9.8%
Cost of sales	442,762	395,615	11.9%	815,221	731,279	11.5%
Gross profit*[1]	661,283	620,258	6.6%	1,234,816	1,135,514	8.7%
Gross profit as a percentage of net sales[1]	59.9%	61.1%		60.2%	60.8%

Operating expenses[2]	282,293	262,637	7.5%	544,364	497,979	9.3%
Operating expenses as a percentage of net sales	25.6%	25.9%		26.6%	26.7%

Operating income[1,2]	378,990	357,621	6.0%	690,452	637,535	8.3%
Operating income as a percentage of net sales	34.3%	35.2%		33.7%	34.2%

Interest and other income, net	2,973	476	524.6%	5,714	2,281	150.5%

Income before provision for income taxes[1,2]	381,963	358,097	6.7%	696,166	639,816	8.8%

Provision for income taxes	89,490	87,981	1.7%	142,208	153,651	(7.4)%

Income taxes as a percentage of income before taxes	23.4%	24.6%		20.4%	24.0%

Net income[1,2]	$292,473	$270,116	8.3%	$553,958	$486,165	13.9%
Net income as a percentage of net sales	26.5%	26.6%		27.0%	26.0%

Net income per common share:
Basic	$0.54	$0.48	11.4%	$1.02	$0.86	18.0%
Diluted	$0.53	$0.48	11.9%	$1.01	$0.85	18.5%

Case sales (in thousands)
(in 192-ounce case equivalents)	119,595	110,057	8.7%	220,879	202,372	9.1%

¹Includes $10.6 million and $11.0 million for the three-months ended June 30, 2019 and 2018, respectively, related to the recognition of deferred revenue. Includes $24.8 million and $22.2 million for the six-months ended June 30, 2019 and 2018, respectively, related to the recognition of deferred revenue.

2Includes $0.3 million and $5.5 million for the three-months ended June 30, 2019 and 2018, respectively, of distributor termination costs. Includes $11.0 million and $12.5 million for the six-months ended June 30, 2019 and 2018, respectively, of distributor termination costs.

*Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses. We include out-bound freight and warehouse costs in operating expenses rather than in cost of sales.

Results of Operations for the Three-Months Ended June 30, 2019 Compared to the Three-Months Ended June 30, 2018.

Net Sales. Net sales were $1.10 billion for the three-months ended June 30, 2019, an increase of approximately $88.2 million, or 8.7% higher than net sales of $1.02 billion for the three-months ended June 30, 2018. Net sales for the three-months ended June 30, 2019 were positively impacted by approximately $31.3 million as a result of a price increase effective from November 1, 2018 in the United States and effective from February 1, 2019 in Canada, on certain of our Monster Energy® brand energy drinks. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $25.9 million for the three-months ended June 30, 2019.

Net sales for the Monster Energy® Drinks segment were $1.02 billion for the three-months ended June 30, 2019, an increase of approximately $89.7 million, or 9.6% higher than net sales of $929.4 million for the three-months ended June 30, 2018. Net sales for the Monster Energy® Drinks segment increased primarily due to (i) sales of our Reign Total Body FuelTM high performance energy drinks, introduced in the first quarter of 2019, and (ii) the price increases described above. Net changes in foreign currency exchange rates had an unfavorable impact on net sales for the Monster Energy® Drinks segment of approximately $22.1 million for the three-months ended June 30, 2019.

Net sales for the Strategic Brands segment were $79.1 million for the three-months ended June 30, 2019, a decrease of approximately $0.7 million, or 0.8% lower than net sales of $79.8 million for the three-months ended June 30, 2018. Net changes in foreign currency exchange rates had an unfavorable impact on net sales for the Strategic Brands segment of approximately $3.8 million for the three-months ended June 30, 2019.

Net sales for the Other segment were $5.8 million for the three-months ended June 30, 2019, a decrease of approximately $0.8 million, or 12.6% lower than net sales of $6.6 million for the three-months ended June 30, 2018.

Case sales, in 192-ounce case equivalents, were 119.6 million cases for the three-months ended June 30, 2019, an increase of approximately 9.5 million cases or 8.7% higher than case sales of 110.1 million cases for the three-months ended June 30, 2018. The overall average net sales per case (excluding net sales of AFF Third-Party Products of $5.8 million and $6.6 million for the three-months ended June 30, 2019 and 2018, respectively, as these sales do not have unit case equivalents) increased to $9.18 for the three-months ended June 30, 2019, which was 0.1% higher than the average net sales per case of $9.17 for the three-months ended June 30, 2018.

Gross Profit. Gross profit was $661.3 million for the three-months ended June 30, 2019, an increase of approximately $41.0 million, or 6.6% higher than the gross profit of $620.3 million for the three-months ended June 30, 2018. The increase in gross profit dollars was primarily the result of the $89.7 million increase in net sales of our Monster Energy® Drinks segment for the three-months ended June 30, 2019.

Gross profit as a percentage of net sales decreased to 59.9% for the three-months ended June 30, 2019 from 61.1% for the three-months ended June 30, 2018. During the three-months ended June 30, 2019, gross profit as a percentage of net sales was positively impacted by the sales price increase discussed above as well as reduced aluminum costs, which was offset by geographical and product sales mix and increases in certain other input costs.

Operating Expenses. Total operating expenses were $282.3 million for the three-months ended June 30, 2019, an increase of approximately $19.7 million, or 7.5% higher than total operating expenses of $262.6 million for the three-months ended June 30, 2018. The increase in operating expenses was primarily due to increased payroll expenses of $7.4 million (of which $0.7 million was related to an increase in stock-based compensation), increased expenditures of $6.6 million for professional service fees, including legal and accounting costs and increased expenditures of $3.1 million for other marketing expenses.

Operating Income. Operating income was $379.0 million for the three-months ended June 30, 2019, an increase of approximately $21.4 million, or 6.0% higher than operating income of $357.6 million for the three-months ended June 30, 2018. Operating income as a percentage of net sales decreased to 34.3% for the three-months ended June 30, 2019 from 35.2% for the three-months ended June 30, 2018. Operating income was $54.8 million and $48.7 million for the three-months ended June 30, 2019 and 2018, respectively, in connection with our operations in Europe, Middle East and Africa (“EMEA”), Asia Pacific and South America.

Operating income for the Monster Energy® Drinks segment was $410.8 million for the three-months ended June 30, 2019, an increase of approximately $37.7 million, or 10.1% higher than operating income of $373.1 million for the three-months ended June 30, 2018. The increase in operating income for the Monster Energy® Drinks segment was primarily the result of the $89.7 million increase in net sales of our Monster Energy® Drinks segment for the three-months ended June 30, 2019.

Operating income for the Strategic Brands segment was $50.1 million for the three-months ended June 30, 2019, a decrease of approximately $0.7 million, or 1.4% lower than operating income of $50.8 million for the three-months ended June 30, 2018.

Operating income for the Other segment was $1.1 million for the three-months ended June 30, 2019, a decrease of approximately $0.7 million, or 38.7% lower than operating income of $1.8 million for the three-months ended June 30, 2018.

Interest and Other Income, net. Interest and other non-operating income, net, was $3.0 million for the three-months ended June 30, 2019, as compared to interest and other non-operating income, net, of $0.5 million for the three-months ended June 30, 2018. Foreign currency transaction losses were $0.9 million and $1.9 million for the three-months ended June 30, 2019 and 2018, respectively. Interest income was $4.1 million and $2.7 million for the three-months ended June 30, 2019 and 2018, respectively.

Provision for Income Taxes. Provision for income taxes was $89.5 million for the three-months ended June 30, 2019, an increase of $1.5 million, or 1.7% higher than the provision for income taxes of $88.0 million for the three-months ended June 30, 2018. The effective combined federal, state and foreign tax rate decreased to 23.4% from 24.6% for the three-months ended June 30, 2019 and 2018, respectively. The decrease in the effective tax rate was primarily attributable to the increase in profits earned by certain foreign subsidiaries in lower tax jurisdictions than the United States.

Net Income. Net income was $292.5 million for the three-months ended June 30, 2019, an increase of $22.4 million, or 8.3% higher than net income of $270.1 million for the three-months ended June 30, 2018. The increase in net income was primarily due to the $41.0 million increase in gross profit. The increase in net income was partially offset by the increase in operating expenses of $19.7 million.

Results of Operations for the Six-Months Ended June 30, 2019 Compared to the Six-Months Ended June 30, 2018.

Net Sales. Net sales were $2.05 billion for the six-months ended June 30, 2019, an increase of approximately $183.2 million, or 9.8% higher than net sales of $1.87 billion for the six-months ended June 30, 2018. Net sales for the six-months ended June 30, 2019 were positively impacted by approximately $59.5 million as a result of a price increase effective from November 1, 2018 in the United States and effective from February 1, 2019 in Canada, on certain of our Monster Energy® brand energy drinks. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $47.9 million for the six-months ended June 30, 2019.

Net sales for the Monster Energy® Drinks segment were $1.89 billion for the six-months ended June 30, 2019, an increase of approximately $179.6 million, or 10.5% higher than net sales of $1.71 billion for the six-months ended June 30, 2018. Net sales for the Monster Energy® Drinks segment increased primarily due to (i) sales of our Reign Total Body FuelTM high performance energy drinks, introduced in the first quarter of 2019, and (ii) the price increase described above. Net changes in foreign currency exchange rates had an unfavorable impact on net sales for the Monster Energy® Drinks segment of approximately $40.3 million for the six-months ended June 30, 2019.

Net sales for the Strategic Brands segment were $149.4 million for the six-months ended June 30, 2019, an increase of approximately $3.9 million, or 2.7% higher than net sales of $145.6 million for the six-months ended June 30, 2018. Net changes in foreign currency exchange rates had an unfavorable impact on net sales for the Strategic Brands segment of approximately $7.6 million for the six-months ended June 30, 2019.

Net sales for the Other segment were $11.1 million for the six-months ended June 30, 2019, a decrease of approximately $0.2 million, or 1.5% lower than net sales of $11.3 million for the six-months ended June 30, 2018.

Case sales, in 192-ounce case equivalents, were 220.9 million cases for the six-months ended June 30, 2019, an increase of approximately 18.5 million cases or 9.2% higher than case sales of 202.4 million cases for the six-months ended June 30, 2018. The overall average net sales per case (excluding net sales of AFF Third-Party Products of $11.1 million and $11.3 million for the six-months ended June 30, 2019 and 2018, respectively, as these sales do not have unit case equivalents) increased to $9.23 for the six-months ended June 30, 2019, which was 0.7% higher than the average net sales per case of $9.17 for the six-months ended June 30, 2018.  The increase in the average net sales per case was primarily attributable to a price increase effective from November 1, 2018 in the United States and effective from February 1, 2019 in Canada, on certain of our Monster Energy® brand energy drinks.

Gross Profit. Gross profit was $1.23 billion for the six-months ended June 30, 2019, an increase of approximately $99.3 million, or 8.7% higher than the gross profit of $1.14 billion for the six-months ended June 30, 2018. The increase in gross profit dollars was primarily the result of the $179.6 million increase in net sales of our Monster Energy® Drinks segment for the six-months ended June 30, 2019.

Gross profit as a percentage of net sales decreased to 60.2% for the six-months ended June 30, 2019 from 60.8% for the six-months ended June 30, 2018. During the six-months ended June 30, 2019, gross profit as a percentage of net sales was positively impacted by the sales price increase discussed above as well as reduced aluminum costs, which was offset by geographical and product sales mix and increases in certain other input costs.

Operating Expenses. Total operating expenses were $544.4 million for the six-months ended June 30, 2019, an increase of approximately $46.4 million, or 9.3% higher than total operating expenses of $498.0 million for the six-months ended June 30, 2018. The increase in operating expenses was primarily due to increased payroll expenses of $16.0 million (of which $2.6 million was related to an increase in stock-based compensation), increased expenditures of $11.9 million for professional service fees, including legal and accounting costs, increased expenditures of $6.9 million for sponsorships and endorsements, and increased expenditures of $4.7 million in other marketing expenses.

Operating Income. Operating income was $690.5 million for the six-months ended June 30, 2019, an increase of approximately $52.9 million, or 8.3% higher than operating income of $637.5 million for the six-months ended June 30, 2018. Operating income as a percentage of net sales decreased to 33.7% for the six-months ended June 30, 2019 from 34.2% for the six-months ended June 30, 2018. Operating income was $107.1 million and $91.2 million for the six-months ended June 30, 2019 and 2018, respectively, in connection with our operations in Europe, Middle East and Africa (“EMEA”), Asia Pacific and South America.

Operating income for the Monster Energy® Drinks segment was $753.8 million for the six-months ended June 30, 2019, an increase of approximately $79.0 million, or 11.7% higher than operating income of $674.8 million for the six-months ended June 30, 2018. The increase in operating income for the Monster Energy® Drinks segment was primarily the result of the $179.6 million increase in net sales of our Monster Energy® Drinks segment for the six-months ended June 30, 2019.

Operating income for the Strategic Brands segment was $95.7 million for the six-months ended June 30, 2019, an increase of approximately $2.3 million, or 2.4% higher than operating income of $93.4 million for the six-months ended June 30, 2018.

Operating income for the Other segment was $2.0 million for the six-months ended June 30, 2019, a decrease of approximately $0.8 million, or 27.8% lower than operating income of $2.8 million for the six-months ended June 30, 2018.

Interest and Other Income, net.  Interest and other non-operating income, net, was $5.7 million for the six-months ended June 30, 2019, as compared to interest and other non-operating income, net of $2.3 million for the six-months ended June 30, 2018. Foreign currency transaction losses were $1.2 million and $3.3 million for the six-months ended June 30, 2019 and 2018, respectively. Interest income was $7.4 million and $5.7 million for the six-months ended June 30, 2019 and 2018, respectively.

Provision for Income Taxes. Provision for income taxes was $142.2 million for the six-months ended June 30, 2019, a decrease of $11.4 million, or 7.4% lower than the provision for income taxes of $153.7 million for the six-months ended June 30, 2018. The effective combined federal, state and foreign tax rate decreased to 20.4% from 24.0% for the six-months ended June 30, 2019 and 2018, respectively. The decrease in the effective tax rate was primarily attributable to an increase in the deductions for equity compensation, as well as the increase in profits earned by certain foreign subsidiaries in lower tax jurisdictions than the United States.

Net Income. Net income was $554.0 million for the six-months ended June 30, 2019, an increase of $67.8 million, or 13.9% higher than net income of $486.2 million for the six-months ended June 30, 2018. The increase in net income was primarily due to the $99.3 million increase in gross profit and the $11.4 million decrease in the provision for income taxes. The increase in net income was partially offset by the increase in operating expenses of $46.4 million.

Non-GAAP Financial Measures

Gross Sales**. Gross sales were $1.29 billion for the three-months ended June 30, 2019, an increase of approximately $95.2 million, or 8.0% higher than gross sales of $1.19 billion for the three-months ended June 30, 2018. Gross sales for the three-months ended June 30, 2019 were positively impacted by approximately $31.3 million as a result of a price increase effective from November 1, 2018 in the United States and effective from February 1, 2019 in Canada, on certain of our Monster Energy® brand energy drinks. Net changes in foreign currency exchange rates had an unfavorable impact on gross sales of approximately $30.7 million for the three-months ended June 30, 2019.

Gross sales for the Monster Energy® Drinks segment were $1.19 billion for the three-months ended June 30, 2019, an increase of approximately $97.9 million, or 9.0% higher than gross sales of $1.09 billion for the three-months ended June 30, 2018. Gross sales for the Monster Energy® Drinks segment increased primarily due to (i) sales of our Reign Total Body FuelTM high performance energy drinks, introduced in the first quarter of 2019, and (ii) the price increase describe above. Net changes in foreign currency exchange rates had an unfavorable impact on gross sales for the Monster Energy® Drinks segment of approximately $26.9 million for the three-months ended June 30, 2019.

Gross sales of our Strategic Brands segment were $90.5 million for the three-months ended June 30, 2019, a decrease of $1.9 million, or 2.0% lower than gross sales of $92.4 million for the three-months ended June 30, 2018. Net changes in foreign currency exchange rates had an unfavorable impact on gross sales in the Strategic Brands segment of approximately $3.8 million for the three-months ended June 30, 2019.

Gross sales of our Other Segment were $5.8 million for the three-months ended June 30, 2019, a decrease of $0.8 million, or 12.6% lower than gross sales of $6.6 million for the three-months ended June 30, 2018.

Promotional and other allowances, as described in the footnote below, were $182.4 million for the three-months ended June 30, 2019, an increase of $7.0 million, or 4.0% higher than promotional and other allowances of $175.4 million for the three-months ended June 30, 2018. Promotional and other allowances as a percentage of gross sales decreased to 14.2% from 14.7% for the three-months ended June 30, 2019 and 2018, respectively.

Gross Sales**. Gross sales were $2.38 billion for the six-months ended June 30, 2019, an increase of approximately $195.0 million, or 8.9% higher than gross sales of $2.18 billion for the six-months ended June 30, 2018. Gross sales for the six-months ended June 30, 2019 were positively impacted by approximately $59.5 million as a result of a price increase effective from November 1, 2018 in the United States and effective from February 1, 2019 in Canada, on certain of our Monster Energy® brand energy drinks. Net changes in foreign currency exchange rates had an unfavorable impact on gross sales of approximately $56.6 million for the six-months ended June 30, 2019.

Gross sales for the Monster Energy® Drinks segment were $2.20 billion for the six-months ended June 30, 2019, an increase of approximately $193.5 million, or 9.7% higher than gross sales of $2.00 billion for the six-months ended June 30, 2018. Gross sales for the Monster Energy® Drinks segment increased primarily due to (i) sales of our Reign Total Body FuelTM high performance energy drinks, introduced in the first quarter of 2019, and (ii) the price increase described above. Net changes in foreign currency exchange rates had an unfavorable impact on gross sales for the Monster Energy® Drinks segment of approximately $49.0 million for the six-months ended June 30, 2019.

Gross sales of our Strategic Brands segment were $170.0 million for the six-months ended June 30, 2019, an increase of $1.6 million, or 1.0% higher than gross sales of $168.3 million for the six-months ended June 30, 2018. Net changes in foreign currency exchange rates had an unfavorable impact on gross sales in the Strategic Brands segment of approximately $7.6 million for the six-months ended June 30, 2019.

Gross sales of our Other Segment were $11.1 million for the six-months ended June 30, 2019, a decrease of $0.2 million, or 1.5% lower than gross sales of $11.3 million for the six-months ended June 30, 2018.

Promotional and other allowances, as described in the footnote below, were $326.8 million for the six-months ended June 30, 2019, an increase of $11.7 million, or 3.7% higher than promotional and other allowances of $315.1 million for the six-months ended June 30, 2018. Promotional and other allowances as a percentage of gross sales decreased to 13.8% from 14.4% for the six-months ended June 30, 2019 and 2018, respectively.

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

The following table reconciles the non-GAAP financial measure of gross sales with the most directly comparable GAAP financial measure of net sales:

	Three-Months Ended		Percentage	Six-Months Ended		Percentage
	June 30,		Change	June 30,		Change
(In thousands)	2019	2018	19 vs. 18	2019	2018	19 vs. 18
Gross sales, net of discounts and returns	$1,286,436	$1,191,251	8.0%	$2,376,862	$2,181,890	8.9%
Less: Promotional and other allowances***	182,391	175,378	4.0%	326,825	315,097	3.7%
Net Sales	$1,104,045	$1,015,873	8.7%	$2,050,037	$1,866,793	9.8%

***Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the presentation thereof does not conform to GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances primarily include consideration given to our bottlers/distributors or retail customers including, but not limited to the following: (i) discounts granted off list prices to support price promotions to end-consumers by retailers; (ii) reimbursements given to our bottlers/distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (iii) our agreed share of fees given to bottlers/distributors and/or directly to retailers for advertising, in-store marketing and promotional activities; (iv) our agreed share of slotting, shelf space allowances and other fees given directly to retailers, club stores and/or wholesalers; (v) incentives given to our bottlers/distributors and/or retailers for achieving or exceeding certain predetermined sales goals; (vi) discounted or free products; (vii) contractual fees given to our bottlers/distributors related to sales made by us direct to certain customers that fall within the bottlers’/distributors’ sales territories; and (viii) certain commissions paid based on sales to our bottlers/distributors. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. Promotional and other allowances constitute a material portion of our marketing activities. Our promotional allowance programs with our numerous bottlers/distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year. The primary drivers of our promotional and other allowance activities for the three- and six-months ended June 30, 2019 and 2018 were (i) to increase sales volume and trial, (ii) to address market conditions, and (iii) to secure shelf and display space at retail.

Sales

The table below discloses selected quarterly data regarding sales for the three- and six-months ended June 30, 2019 and 2018, respectively. Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

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

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
(In thousands, except average net sales per case)	2019	2018	2019	2018
Net sales	$1,104,045	$1,015,873	$2,050,037	$1,866,793
Less: AFF third-party sales	(5,791)	(6,623)	(11,112)	(11,280)
Adjusted net sales[1]	$1,098,254	$1,009,250	$2,038,925	$1,855,513
Case sales by segment:
Monster Energy® Drinks	98,821	90,827	182,296	165,939
Strategic Brands	20,774	19,230	38,583	36,433
Other	-	-	-	-
Total case sales	119,595	110,057	220,879	202,372
Average net sales per case	$9.18	$9.17	$9.23	$9.17

1Excludes Other segment net sales of $5.8 million and $6.6 million for the three-months ended June 30, 2019 and 2018, respectively, comprised of net sales of AFF Third-Party Products to independent third-party customers, as these sales do not have unit case equivalents. Excludes Other segment net sales of $11.1 million and $11.3 million for the six-months ended June 30, 2019 and 2018, respectively, comprised of net sales of AFF Third-Party Products to independent third-party customers, as these sales do not have unit case equivalents.

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Our Business” for additional information related to the increase in sales.

Liquidity and Capital Resources

Cash flows provided by operating activities. Cash provided by operating activities was $454.8 million for the six-months ended June 30, 2019, as compared with cash provided by operating activities of $501.3 million for the six-months ended June 30, 2018.

For the six-months ended June 30, 2019, cash provided by operating activities was primarily attributable to net income earned of $554.0 million and adjustments for certain non-cash expenses, consisting of $30.9 million of stock-based compensation and $32.4 million of depreciation and amortization. For the six-months ended June 30, 2019, cash provided by operating activities also increased due to a $53.6 million increase in accrued promotional allowances, a $36.9 million increase in accounts payable, a $5.0 million increase in income taxes payable, a $4.6 million decrease in prepaid income taxes and a $4.5 million decrease in distributor receivables. For the six-months ended June 30, 2019, cash used in operating activities was primarily attributable to a $204.4 million increase in accounts receivable, a $21.5 million increase in inventories, a $16.8 million increase in prepaid expenses and other assets, a $14.4 million decrease in deferred revenue, a $10.5 million decrease in accrued compensation and a $1.4 million decrease in accrued liabilities.

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

Cash flows (used in) provided by investing activities. Cash used in investing activities was $56.0 million for the six-months ended June 30, 2019 as compared to cash provided by investing activities of $426.2 million for the six-months ended June 30, 2018.

For both the six-months ended June 30, 2019 and 2018, cash provided by investing activities was primarily attributable to sales of available-for-sale investments. For both the six-months ended June 30, 2019 and 2018, cash used in investing activities was primarily attributable to purchases of available-for-sale investments. For both the six-months ended June 30, 2019 and 2018, cash used in investing activities also included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software, equipment used for sales and administrative activities, certain leasehold improvements, as well as acquisitions of and/or improvements to real property. We expect to continue to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, leasehold improvements, the acquisition of capital equipment (specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products) to develop our brand in international markets and for other corporate purposes. From time to time, we may also use cash to purchase additional real property related to our beverage business and/or acquire compatible businesses.

Cash flows used in financing activities.  Cash used in financing activities was $151.4 million for the six-months ended June 30, 2019 as compared to cash flows used in financing activities of $792.5 million for the six-months ended June 30, 2018. The cash flows used in financing activities for both the six-months ended June 30, 2019 and 2018 was primarily the result of the repurchases of our common stock. The cash flows provided by financing activities for both the six-months ended June 30, 2019, and 2018 was primarily attributable to the issuance of our common stock under our stock-based compensation plans.

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

Cash and cash equivalents, short-term and long-term investments. At June 30, 2019, we had $888.2 million in cash and cash equivalents, $358.0 million in short-term investments and $7.0 million in long-term investments. We have historically invested these amounts in U.S. treasury bills, U.S. government agency securities and municipal securities, commercial paper, certificates of deposit, variable rate demand notes and money market funds meeting certain criteria. We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical organizations) in selecting and maintaining our investments. We regularly assess market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Of our $888.2 million of cash and cash equivalents held at June 30, 2019, $354.1 million was held by our foreign subsidiaries. No short-term or long-term investments were held by our foreign subsidiaries at June 30, 2019. We do not currently intend, nor do we foresee a need, to repatriate undistributed earnings of our foreign subsidiaries other than to repay certain intercompany debt owed to our U.S. operations.

We believe that cash available from operations, including our cash resources and access to credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of capital assets, purchases of equipment, purchases of real property and purchases of shares of our common stock, through at least the next 12 months. Based on our current plans, at this time we estimate that capital expenditures are likely to be less than $100.0 million through June 30, 2020. However, future business opportunities may cause a change in this estimate.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of June 30, 2019:

	Payments due by period (in thousands)
		Less than	1-3	3-5	More than
Obligations	Total	1 year	years	years	5 years

Contractual Obligations[1]	$174,951	$101,017	$63,712	$10,222	$-
Finance Leases	1,179	1,179	-	-	-
Operating Leases	26,703	3,838	5,519	3,514	13,832
Purchase Commitments[2]	43,074	43,074	-	-	-
	$245,907	$149,108	$69,231	$13,736	$13,832

1Contractual obligations include our obligations related to sponsorships and other commitments.

2Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms, but are generally satisfied within one year.

In addition, approximately $6.2 million of unrecognized tax benefits have been recorded as liabilities as of June 30, 2019. It is expected that the amount of unrecognized tax benefits will not significantly change within the next 12 months. As of June 30, 2019, we had $1.3 million of accrued interest and penalties related to unrecognized tax benefits.

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

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside our control, and involve a number of risks, uncertainties and other factors, that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

●	We have extensive commercial arrangements with TCCC and, as a result, our future performance is substantially dependent on the success of our relationship with TCCC;
●	The impact of TCCC’s bottlers/distributors distributing Coca-Cola brand energy drinks;
●	The effect of TCCC being one of our significant shareholders and the potential divergence of TCCC’s interests from those of our other shareholders;
●	The effect of TCCC’s refranchising initiative to transition from a TCCC owned system to an independent bottling system, including our ability to maintain relationships with TCCC system bottlers/distributors and manage their ongoing commitment to focus on our products;
●	Our ability to successfully enter into new distribution agreements with bottlers/distributors within the TCCC distribution system for new international territories;
●	The possible slowing of and/or decline in the sales growth rates of the domestic and international energy drink categories and/or the U.S. convenience store market generally;
●	Disruption in distribution or sales and/or decline in sales due to the termination and/or appointment of existing and/or new domestic and/or international distributors;
●	Lack of anticipated demand for our products in domestic and/or international markets;
●	Fluctuations in the inventory levels of our bottlers/distributors, planned or otherwise, and the resultant impact on our revenues;
●	Unfavorable regulations, including taxation requirements, age restrictions imposed on the sale, purchase, or consumption of our products, marketing restrictions, product registration requirements, tariffs, trade restrictions, container size limitations and/or ingredient restrictions;
●	The effect of inquiries from, and/or actions by, state attorneys general, the Federal Trade Commission (the “FTC”), the Food and Drug Administration (the “FDA”), municipalities, city attorneys, other government agencies, quasi-government agencies, government officials (including members of U.S. Congress) and/or analogous central and local agencies and other authorities in the foreign countries in which our products are manufactured and/or distributed, into the advertising, marketing, promotion, ingredients, sale and/or consumption of our energy drink products, including voluntary and/or required changes to our business practices;
●	Our ability to comply with regulations and evolving industry standards regarding consumer privacy and data use and security, including with respect to the General Data Protection Regulation approved by the European Union;
●	Our ability to achieve profitability from certain of our operations outside the United States;
●	Our ability to manage legal and regulatory requirements in foreign jurisdictions, potential difficulties in staffing and managing foreign operations and potentially higher incidence of fraud or corruption and credit risk of foreign customers and/or distributors;
●	Our ability to produce our products in international markets in which they are sold, thereby reducing freight costs and/or product damages;
●	Our ability to absorb, reduce, or pass on to our bottlers/distributors increases in freight costs;
●	Our ability to effectively manage our inventories and/or our accounts receivables;
●	Our foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities denominated in currencies other than the U.S. dollar, which will continue to increase as foreign sales increase;
●	The impact of Brexit on our business in the United Kingdom and in Continental Europe;
●	Changes in accounting standards may affect our reported profitability;
●	Implications of the Tax Reform Act;
●	Any proceedings which may be brought against us by the Securities and Exchange Commission (the “SEC”), the FDA, the FTC or other governmental agencies or bodies;
●	The outcome and/or possibility of future shareholder derivative actions or shareholder securities litigation that may be filed against us and/or against certain of our officers and directors, and the possibility of other private shareholder litigation;
●	The outcome of product liability or consumer fraud litigation and/or class action litigation (or its analog in foreign jurisdictions) regarding the safety of our products and/or the ingredients in and/or claims made in connection with our products and/or alleging false advertising, marketing and/or promotion, and the possibility of future product liability and/or class action lawsuits;
●	The outcome of any other litigation;
●	Unfavorable resolution of tax matters;
●	Uncertainty and volatility in the domestic and global economies, including risk of counterparty default or failure;
●	Our ability to address any significant deficiencies or material weakness in our internal controls over financial reporting;
●	Our ability to continue to generate sufficient cash flows to support our expansion plans and general operating activities;
●	Decreased demand for our products resulting from changes in consumer preferences, obesity and other perceived health concerns, including concerns relating to certain ingredients in our products or packaging, product safety concerns and/or from decreased consumer discretionary spending power;
●	Adverse publicity surrounding obesity and health concerns related to our products, water usage, environmental impact, human rights and labor and workplace laws;
●	Changes in demand that are weather related and/or for other reasons, including changes in product category consumption;
●	Changes in cost and availability of certain key ingredients, as well as disruptions to the supply chain, as a result of climate change and extreme weather conditions;
●	The impact on our business of competitive products and pricing pressures and our ability to gain or maintain our share of sales in the marketplace as a result of actions by competitors, including unsubstantiated and/or misleading claims, false advertising claims and tortious interference, as well as competitors selling misbranded products;
●	The impact on our business of trademark and trade dress infringement proceedings brought against us relating to our Reign Total Body FuelTM high performance energy drinks;
●	Our ability to introduce new products;
●	Our ability to implement and/or maintain price increases;
●	An inability to achieve volume growth through product and packaging initiatives;
●	Our ability to sustain the current level of sales and/or achieve growth for our Monster Energy® brand energy drinks and/or our other products, including the Strategic Brands acquired from TCCC;
●	The impact of criticism of our energy drink products and/or the energy drink market generally and/or legislation enacted (whether as a result of such criticism or otherwise) that restricts the marketing or sale of energy drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limits caffeine content in beverages, requires certain product labeling disclosures and/or warnings, imposes excise and/or sales taxes, limits product sizes and/or imposes age restrictions for the sale of energy drinks;
●	Our ability to comply with and/or resulting lower consumer demand for energy drinks due to proposed and/or future U.S. federal, state and local laws and regulations and/or proposed or existing laws and regulations in certain foreign jurisdictions and/or any changes therein, including changes in taxation requirements (including tax rate changes, new tax laws, new and/or increased excise, sales and/or other taxes on our products and revised tax law interpretations) and environmental laws, as well as the Federal Food, Drug, and Cosmetic Act and regulations or rules made thereunder or in connection therewith by the FDA, as well as changes in any other food, drug or similar laws in the United States and internationally, especially those changes that may restrict the sale of energy drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limit caffeine content in beverages, require certain product labeling disclosures and/or warnings, impose excise taxes, impose sugar taxes, limit product sizes, or impose age restrictions for the sale of energy drinks, as well as laws and regulations or rules made or enforced by the Bureau of Alcohol, Tobacco, Firearms and Explosives and/or the FTC or their foreign counterparts;
●	Our ability to satisfy all criteria set forth in any model energy drink guidelines, including, without limitation, those adopted by the American Beverage Association, of which the Company is a member, and/or any international beverage association and the impact on the Company of such guidelines;
●	Disruptions in the timely import or export of our products and/or ingredients due to port strikes and related labor issues;
●	The effect of unfavorable or adverse public relations, press, articles, comments and/or media attention;
●	Changes in the cost, quality and availability of containers, packaging materials, aluminum, the Midwest and other premiums, raw materials and other ingredients and juice concentrates, and our ability to obtain and/or maintain favorable supply arrangements and relationships and procure timely and/or sufficient production of all or any of our products to meet customer demand;
●	Any shortages that may be experienced in the procurement of containers and/or other raw materials including, without limitation, PET containers used for our Monster Hydro® energy drinks and 24-ounce aluminum cap cans;
●	The impact on our cost of sales of corporate activity among the limited number of suppliers from whom we purchase certain raw materials;
●	Our ability to pass on to our customers all or a portion of any increases in the costs of raw materials, ingredients, commodities and/or other cost inputs affecting our business;
●	Our ability to achieve both internal domestic and international forecasts, which may be based on projected volumes and sales of many product types and/or new products, certain of which are more profitable than others; there can be no assurance that we will achieve projected levels of sales as well as forecasted product and/or geographic mixes;
●	Our ability to penetrate new domestic and/or international markets and/or gain approval or mitigate the delay in securing approval for the sale of our products in various countries;
●	Economic or political instability in one or more of our international markets;
●	The effectiveness of sales and/or marketing efforts by us and/or by the full service bottlers/distributors of our products, most of whom distribute products that may be regarded as competitive with our products;
●	Unilateral decisions by full service bottlers/distributors, convenience chains, grocery chains, mass merchandisers, specialty chain stores, club stores and other customers to discontinue carrying all or any of our products that they are carrying at any time, restrict the range of our products they carry and/or devote less resources to the sale of our products;
●	The effects of retailer consolidation on our business;
●	The costs and/or effectiveness, now or in the future, of our advertising, marketing and promotional strategies;
●	The success of our sports marketing endeavors both domestically and internationally;
●	Unforeseen economic and political changes and local or international catastrophic events;
●	Possible recalls of our products and/or defective production;
●	Our ability to make suitable arrangements and/or procure sufficient capacity for the co-packing of any of our products both domestically and internationally, the timely replacement of discontinued co-packing arrangements and/or limitations on co-packing availability, including for retort production;
●	Our ability to make suitable arrangements for the timely procurement of non-defective raw materials;
●	Our inability to protect and/or the loss of our intellectual property rights and/or our inability to use our trademarks, trade names or designs and/or trade dress in certain countries;
●	Volatility of stock prices which may restrict stock sales, stock purchases or other opportunities as well as negatively impact the motivation of equity award grantees;
●	Provisions in our organizational documents and/or control by insiders which may prevent changes in control even if such changes would be beneficial to other stockholders;
●	The failure of our bottlers and/or contract packers to manufacture our products on a timely basis or at all;
●	Exposure to significant liabilities due to litigation, legal or regulatory proceedings;
●	Any disruption in and/or lack of effectiveness of our information technology systems, including a breach of cyber security, that disrupts our business or negatively impacts customer relationships; and
●	Recruitment and retention of senior management, other key employees and our employee base in general.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three-months ended June 30, 2019 compared with the disclosures in Part II, Item 7A of our Form 10-K.

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

Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-months ended June 30, 2019, 9,846 shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $0.6 million. While such purchases are considered common stock repurchases, they are not counted as purchases against our authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying condensed consolidated balance sheet at June 30, 2019.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

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

101*

The following financial information from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Income for the three- and six-months ended June 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Income for the three- and six-months ended June 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three- and six-months ended June 30, 2019 and 2018, (v) Condensed Consolidated Statements of Cash Flows for the six-months ended June 30, 2019 and 2018, and (vi) the Notes to Condensed Consolidated Financial Statements.

104*	The cover page from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language).

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION
Registrant

Date: August 8, 2019	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors
and Chief Executive Officer