Form 10-Q
period 2019-09-30
Monster Beverage Corp
filed 2019-11-08
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019	Commission File Number 001-18761

MONSTER BEVERAGE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	47-1809393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ☐ No   X

The registrant had 537,681,684 shares of common stock, par value $0.005 per share, outstanding as of October 30, 2019.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

SEPTEMBER 30, 2019

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

(In Thousands, Except Par Value) (Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$717,617	$637,513
Short-term investments	587,356	320,650
Accounts receivable, net	647,983	484,562
Inventories	317,745	277,705
Prepaid expenses and other current assets	58,390	44,909
Prepaid income taxes	31,669	38,831
Total current assets	2,360,760	1,804,170

INVESTMENTS	14,370	—
PROPERTY AND EQUIPMENT, net	251,760	243,051
DEFERRED INCOME TAXES, net	85,148	85,687
GOODWILL	1,331,643	1,331,643
OTHER INTANGIBLE ASSETS, net	1,047,473	1,045,878
OTHER ASSETS	46,212	16,462
Total Assets	$5,137,366	$4,526,891

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$304,773	$248,760
Accrued liabilities	112,318	112,507
Accrued promotional allowances	197,239	145,741
Deferred revenue	43,805	44,045
Accrued compensation	35,747	39,903
Income taxes payable	20,334	10,189
Total current liabilities	714,216	601,145

DEFERRED REVENUE	292,101	312,224

OTHER LIABILITIES	23,071	2,621

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY:
Common stock - $0.005 par value; 1,250,000 shares authorized; 636,235 shares issued and 540,591 shares outstanding as of September 30, 2019; 630,970 shares issued and 543,676 shares outstanding as of December 31, 2018	3,181	3,155
Additional paid-in capital	4,370,280	4,238,170
Retained earnings	4,767,526	3,914,645
Accumulated other comprehensive loss	(43,083)	(32,864)
Common stock in treasury, at cost; 95,644 shares and 87,294 shares as of September 30, 2019 and December 31, 2018, respectively	(4,989,926)	(4,512,205)
Total stockholders’ equity	4,107,978	3,610,901
Total Liabilities and Stockholders’ Equity	$5,137,366	$4,526,891

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
NET SALES	$1,133,577	$1,016,160	$3,183,613	$2,882,953

COST OF SALES	460,575	408,501	1,275,796	1,139,780

GROSS PROFIT	673,002	607,659	1,907,817	1,743,173

OPERATING EXPENSES	277,559	268,086	821,923	766,065

OPERATING INCOME	395,443	339,573	1,085,894	977,108

INTEREST and OTHER INCOME, net	3,121	2,988	8,835	5,269

INCOME BEFORE PROVISION FOR INCOME TAXES	398,564	342,561	1,094,729	982,377

PROVISION FOR INCOME TAXES	99,641	74,828	241,848	228,480

NET INCOME	$298,923	$267,733	$852,881	$753,897

NET INCOME PER COMMON SHARE:
Basic	$0.55	$0.48	$1.57	$1.35
Diluted	$0.55	$0.48	$1.56	$1.33

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	544,469	552,694	543,804	559,472
Diluted	548,422	559,955	548,387	566,791

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(In Thousands) (Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income, as reported	$298,923	$267,733	$852,881	$753,897
Other comprehensive loss:
Change in foreign currency translation adjustment	(14,359)	(4,463)	(10,586)	(13,728)
Available-for-sale investments:
Change in net unrealized gains	32	(118)	367	610
Reclassification adjustment for net gains included in net income	—	—	—	—
Net change in available-for-sale investments	32	(118)	367	610
Other comprehensive loss	(14,327)	(4,581)	(10,219)	(13,118)
Comprehensive income	$284,596	$263,152	$842,662	$740,779

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (In Thousands) (Unaudited)

					Accumulated
			Additional		Other			Total
	Common stock		Paid-in	Retained	Comprehensive	Treasury stock		Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance, December 31, 2018	630,970	$3,155	$4,238,170	$3,914,645	$(32,864)	(87,294)	$(4,512,205)	$3,610,901

Stock-based compensation	—	—	15,324	—	—	—	—	15,324

Exercise of stock options	3,871	19	35,144	—	—	—	—	35,163

Unrealized gain, net on available-for-sale securities	—	—	—	—	120	—	—	120

Repurchase of common stock	—	—	—	—	—	(4,000)	(222,792)	(222,792)

Foreign currency translation	—	—	—	—	(1,381)	—	—	(1,381)

Net income	—	—	—	261,485	—	—	—	261,485

Balance, March 31, 2019	634,841	$3,174	$4,288,638	$4,176,130	$(34,125)	(91,294)	$(4,734,997)	$3,698,820

Stock-based compensation	—	—	15,575	—	—	—	—	15,575

Exercise of stock options	1,288	6	45,964	—	—	—	—	45,970

Unrealized gain, net on available-for-sale securities	—	—	—	—	215	—	—	215

Repurchase of common stock	—	—	—	—	—	(10)	(621)	(621)

Foreign currency translation	—	—	—	—	5,154	—	—	5,154

Net income	—	—	—	292,473	—	—	—	292,473

Balance, June 30, 2019	636,129	$3,180	$4,350,177	$4,468,603	$(28,756)	(91,304)	$(4,735,618)	$4,057,586

Stock-based compensation	—	—	15,991	—	—	—	—	15,991

Exercise of stock options	106	1	4,112	—	—	—	—	4,113

Unrealized gain, net on available-for-sale securities	—	—	—	—	32	—	—	32

Repurchase of common stock	—	—	—	—	—	(4,340)	(254,308)	(254,308)

Foreign currency translation	—	—	—	—	(14,359)	—	—	(14,359)

Net income	—	—	—	298,923	—	—	—	298,923

Balance, September 30, 2019	636,235	$3,181	$4,370,280	$4,767,526	$(43,083)	(95,644)	$(4,989,926)	$4,107,978

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (In Thousands) (Unaudited) (Continued)

					Accumulated
			Additional		Other			Total
	Common stock		Paid-in	Retained	Comprehensive	Treasury stock		Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance, December 31, 2017	629,255	$3,146	$4,150,628	$2,928,226	$(16,659)	(62,957)	$(3,170,129)	$3,895,212

Stock-based compensation	—	—	13,439	—	—	—	—	13,439

Exercise of stock options	669	4	6,498	—	—	—	—	6,502

Unrealized gain, net on available-for-sale securities	—	—	—	—	215	—	—	215

ASU No. 2016-16 adoption	—	—	—	(6,585)	—	—	—	(6,585)

Repurchase of common stock	—	—	—	—	—	(4,362)	(251,949)	(251,949)

Foreign currency translation	—	—	—	—	2,723	—	—	2,723

Net income	—	—	—	216,050	—	—	—	216,050

Balance, March 31, 2018	629,924	$3,150	$4,170,565	$3,137,691	$(13,721)	(67,319)	$(3,422,078)	$3,875,607

Stock-based compensation	—	—	14,906	—	—	—	—	14,906

Exercise of stock options	406	2	7,112	—	—	—	—	7,114

Unrealized gain, net on available-for-sale securities	—	—	—	—	513	—	—	513

Adjustment to excess tax from prior periods	—	—	2,093	—	—	—	—	2,093

Repurchase of common stock	—	—	—	—	—	(10,554)	(553,200)	(553,200)

Foreign currency translation	—	—	—	—	(11,988)	—	—	(11,988)

Net income	—	—	—	270,116	—	—	—	270,116

Balance, June 30, 2018	630,330	$3,152	$4,194,676	$3,407,807	$(25,196)	(77,873)	$(3,975,278)	$3,605,161

Stock-based compensation	—	—	14,091	—	—	—	—	14,091

Exercise of stock options	495	2	10,861	—	—	—	—	10,863

Unrealized gain, net on available-for-sale securities	—	—	—	—	(118)	—	—	(118)

Foreign currency translation	—	—	—	—	(4,463)	—	—	(4,463)

Net income	—	—	—	267,733	—	—	—	267,733

Balance, September 30, 2018	630,825	$3,154	$4,219,628	$3,675,540	$(29,777)	(77,873)	$(3,975,278)	$3,893,267

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(In Thousands) (Unaudited)

	Nine-Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$852,881	$753,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,843	42,469
Gain on disposal of property and equipment	(7)	(634)
Stock-based compensation	46,890	42,436
Deferred income taxes	540	(76)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(179,838)	(181,683)
Distributor receivables	5,813	7,803
Inventories	(44,947)	(10,338)
Prepaid expenses and other assets	(16,121)	(16,465)
Prepaid income taxes	6,174	96,462
Accounts payable	69,480	39,641
Accrued liabilities	(9,592)	16,516
Accrued promotional allowances	55,799	48,682
Accrued distributor terminations	6	703
Accrued compensation	(3,901)	(4,357)
Income taxes payable	10,311	(1,383)
Other liabilities	(631)	1,628
Deferred revenue	(19,631)	(13,941)
Net cash provided by operating activities	821,069	821,360

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of available-for-sale investments	558,128	927,410
Purchases of available-for-sale investments	(835,964)	(711,009)
Purchases of property and equipment	(44,392)	(49,862)
Proceeds from sale of property and equipment	810	4,009
Increase in intangibles	(5,478)	(6,275)
Increase in other assets	(1,289)	(10,125)
Net cash (used in) provided by investing activities	(328,185)	154,148

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(12,841)	(1,482)
Issuance of common stock	85,245	24,481
Purchases of common stock held in treasury	(477,721)	(805,149)
Net cash used in financing activities	(405,317)	(782,150)

Effect of exchange rate changes on cash and cash equivalents	(7,463)	(8,266)

NET INCREASE IN CASH AND CASH EQUIVALENTS	80,104	185,092
CASH AND CASH EQUIVALENTS, beginning of period	637,513	528,622
CASH AND CASH EQUIVALENTS, end of period	$717,617	$713,714

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$306	$44
Income taxes	$226,883	$134,377

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(In Thousands) (Unaudited) (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

Included in accrued liabilities as of September 30, 2019 and 2018 were $8.6 million and $10.9 million, respectively, related to additions to other intangible assets.

Included in accounts payable as of September 30, 2019 were available-for-sale short-term investment purchases of $3.0 million.

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

The Company’s condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting.  They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP.  The information set forth in these interim condensed consolidated financial statements for the three- and nine-months ended September 30, 2019 and 2018, respectively, is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading.  Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

Recently issued accounting pronouncements not yet adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, “Intangibles–Goodwill and Other–Internal–Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract, with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU No. 2018-15 is effective for the Company on a prospective or retrospective basis beginning on January 1, 2020, with early adoption permitted. The Company is currently evaluating the impact of ASU No. 2018-15 on its financial position, results of operations and liquidity.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. ASU No. 2016-02 requires the recognition of lease assets and lease liabilities on the balance sheet for leases classified as operating leases under previous guidance. The accounting for finance leases (capital leases) was substantially unchanged. The original guidance required application on a modified retrospective basis with adjustments to the earliest comparative period presented. In August 2018, the FASB issued ASU No. 2018-11, “Targeted Improvements to ASC 842,” which included an option to not restate comparative periods in transition and elect to use the effective date of ASU No. 2016-02 as the date of initial application, which the Company elected. As a result, the consolidated balance sheet prior to January 1, 2019 was not restated, and continues to be reported under previous guidance that did not require the recognition of operating lease liabilities and corresponding lease assets on the consolidated balance sheet. With the adoption of ASU No. 2016-02 on January 1, 2019, the Company recorded operating lease right-of-use assets of $26.3 million and operating lease liabilities of $22.6 million. The adoption of ASU No. 2016-02 had an immaterial impact on the Company’s condensed consolidated statement of income and condensed consolidated statement of cash flows for the nine-month period ended September 30, 2019. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carry forward the historical lease classification, not reassess prior conclusions related to expired or existing contracts that are or that contain leases, and not reassess the accounting for initial direct costs. Additional information and disclosures required by ASU No. 2016-02 are contained in Note 4.

3.	REVENUE RECOGNITION

The Company has three operating and reportable segments, (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is primarily comprised of the Company’s Monster Energy® drinks and Reign Total Body FuelTM high performance energy drinks, (ii) Strategic Brands segment (“Strategic Brands”), which is comprised primarily of the various energy drink brands acquired from The Coca-Cola Company (“TCCC”) in 2015 as well as the Company’s affordable energy brands, and (iii) Other segment (“Other”), which is comprised of certain products sold by American Fruits and Flavors LLC (“AFF”), a wholly-owned subsidiary of the Company, to independent third-party customers (the “AFF Third-Party Products”).

The Company's Monster Energy® Drinks segment generates net operating revenues by selling ready-to-drink packaged energy drinks primarily to bottlers and full service beverage distributors. In some cases, the Company sells directly to retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, drug stores, foodservice customers and the military.

The Company's Strategic Brands segment primarily generates net operating revenues by selling “concentrates” and/or “beverage bases” to authorized bottling and canning operations. Such bottlers generally combine the concentrates and/or beverage bases with sweeteners, water and other ingredients to produce ready-to-drink packaged energy drinks. The ready-to-drink packaged energy

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

drinks are then sold by such bottlers to other bottlers and full service distributors and to retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, foodservice customers, drug stores and the military. To a lesser extent, the Strategic Brands segment generates net operating revenues by selling certain ready-to-drink packaged energy drinks to bottlers and full service beverage distributors.

The majority of the Company's revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company's products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. Certain of the Company's bottlers/distributors may also perform a separate function as a co-packer on the Company's behalf. In such cases, control of the Company's products passes to such bottlers/distributors when they notify the Company that they have taken possession or transferred the relevant portion of the Company's finished goods. The Company's general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of September 30, 2019 or December 31, 2018.

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

Disaggregation of Revenue

The following tables disaggregate the Company's revenue by geographical markets and reportable segments:

	Three-Months Ended September 30, 2019
				Latin
				America
	U.S. and			and
Net Sales	Canada	EMEA[1]	Asia Pacific	Caribbean	Total
Monster Energy® Drinks	$737,457	$178,569	$97,153	$48,205	$1,061,384
Strategic Brands	43,205	16,673	6,243	212	66,333
Other	5,860	—	—	—	5,860
Total Net Sales	$786,522	$195,242	$103,396	$48,417	$1,133,577

	Three-Months Ended September 30, 2018
				Latin
				America
	U.S. and			and
Net Sales	Canada	EMEA[1]	Asia Pacific	Caribbean	Total
Monster Energy® Drinks	$710,172	$127,286	$63,758	$33,930	$935,146
Strategic Brands	47,645	18,287	8,231	278	74,441
Other	6,573	—	—	—	6,573
Total Net Sales	$764,390	$145,573	$71,989	$34,208	$1,016,160

	Nine-Months Ended September 30, 2019
				Latin
				America
	U.S. and			and
Net Sales	Canada	EMEA[1]	Asia Pacific	Caribbean	Total
Monster Energy® Drinks	$2,118,835	$458,655	$242,561	$130,826	$2,950,877
Strategic Brands	132,375	62,374	20,024	990	215,763
Other	16,973	—	—	—	16,973
Total Net Sales	$2,268,183	$521,029	$262,585	$131,816	$3,183,613

	Nine-Months Ended September 30, 2018
				Latin
				America
	U.S. and			and
Net Sales	Canada	EMEA[1]	Asia Pacific	Caribbean	Total
Monster Energy® Drinks	$1,994,950	$376,823	$171,796	$101,520	$2,645,089
Strategic Brands	137,502	60,567	20,148	1,794	220,011
Other	17,853	—	—	—	17,853
Total Net Sales	$2,150,305	$437,390	$191,944	$103,314	$2,882,953

1Europe, Middle East and Africa (“EMEA”)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Contract Liabilities

Amounts received from certain bottlers/distributors at inception of their distribution contracts or at the inception of certain sales/marketing programs are accounted for as deferred revenue. As of September 30, 2019, the Company had $335.9 million of deferred revenue, which is included in current and long-term deferred revenue in the Company’s condensed consolidated balance sheet. As of December 31, 2018, the Company had $356.3 million of deferred revenue, which is included in current and long-term deferred revenue in the Company’s condensed consolidated balance sheet. During the three-months ended September 30, 2019 and 2018, $10.7 million and $11.1 million, respectively, of deferred revenue was recognized in net sales. During the nine-months ended September 30, 2019 and 2018, $35.6 million and $33.3 million, respectively, of deferred revenue was recognized in net sales. See Note 11.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The components of lease cost for the three- and nine-months ended September 30, 2019 was as follows:

	Three-Months	Nine-Months
	Ended September 30,	Ended September 30,
	2019	2019
Operating leases:
Lease cost	$1,223	$3,548
Variable lease cost	168	503
Operating lease cost	1,391	4,051

Short term lease cost	993	2,552

Finance leases:
Amortization of ROU assets	172	346
Interest on finance lease liabilities	13	43
Finance lease cost	185	389

Total lease cost	$2,569	$6,992

Supplemental cash flow information for leases for the nine-months ended September 30, 2019 was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,026
Operating cash flows from finance leases	43
Financing cash flows from finance leases	1,497

ROU assets obtained in exchange for lease obligations:
Finance leases	2,499
Operating leases	27,965

ROU assets for operating and finance leases at September 30, 2019 were comprised of the following:

	Real Estate	Equipment	Total
Operating leases	$24,384	$497	$24,881
Finance leases	—	3,525	3,525

The weighted-average remaining lease term and weighted-average discount rate for operating and finance leases at September 30, 2019 was as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	10.4	0.8
Weighted-average discount rate	3.6%	3.2%

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table reconciles the undiscounted future lease payments for operating and finance leases to the operating and finance leases recorded in the condensed consolidated balance sheet at September 30, 2019:

	Undiscounted Future Lease Payments
	Operating Leases	Finance Leases
2019 (excluding the nine-months ended September 30, 2019)	$1,014	$678
2020	3,509	1,187
2021	2,888	—
2022	2,349	—
2023	1,894	—
2024 and thereafter	14,707	—
Total lease payments	26,361	1,865
Less interest	(4,666)	(23)
Total	$21,695	$1,842

Accrued liabilities	$3,061	$1,842
Other liabilities	18,634	—

As of September 30, 2019, the Company did not have any significant additional operating or finance leases that have not yet commenced.

The Company’s future minimum operating lease commitments, as of December 31, 2018, under ASC 840, the predecessor to ASC 842, were as follows:

Year Ending December 31:

2019	$3,954
2020	2,949
2021	2,410
2022	2,114
2023	1,681
2024 and thereafter	14,860
$27,968

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

5.	INVESTMENTS

The following table summarizes the Company’s investments at:

					Continuous	Continuous
		Gross	Gross		Unrealized	Unrealized
		Unrealized	Unrealized		Loss Position	Loss Position
	Amortized	Holding	Holding	Fair	less than 12	greater than 12
September 30, 2019	Cost	Gains	Losses	Value	Months	Months
Available-for-sale
Short-term:
Commercial paper	$81,869	$—	$—	$81,869	$—	$—
Certificates of deposit	2,502	—	—	2,502	—	—
Municipal securities	138,072	151	9	138,214	9	—
U.S. government agency securities	41,186	7	37	41,156	37	—
U.S. treasuries	294,099	179	10	294,268	10	—
Variable rate demand notes	29,347	—	—	29,347	—	—
Long-term:
U.S. treasuries	11,174	7	4	11,177	4	—
Municipal securities	3,198	—	5	3,193	5	—
Total	$601,447	$344	$65	$601,726	$65	$—

					Continuous	Continuous
		Gross	Gross		Unrealized	Unrealized
		Unrealized	Unrealized		Loss Position	Loss Position
	Amortized	Holding	Holding	Fair	less than 12	greater than 12
December 31, 2018	Cost	Gains	Losses	Value	Months	Months
Available-for-sale
Short-term:
Commercial paper	$52,838	$—	$—	$52,838	$—	$—
Certificates of deposit	14,075	—	—	14,075	—	—
Municipal securities	151,690	16	62	151,644	62	—
U.S. government agency securities	19,943	—	12	19,931	12	—
U.S. treasuries	78,189	—	32	78,157	32	—
Variable rate demand notes	4,005	—	—	4,005	—	—
Total	$320,740	$16	$106	$320,650	$106	$—

During the nine-months ended September 30, 2019 and 2018, realized gains or losses recognized on the sale of investments were not significant.

The Company’s investments at September 30, 2019 and December 31, 2018 in commercial paper, certificates of deposit, municipal securities, U.S. government agency securities, U.S. treasuries and/or variable rate demand notes (“VRDNs”) carried investment grade credit ratings. VRDNs are floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. While they are classified as marketable investment securities, the put option allows the VRDNs to be liquidated at par on a same day, or more generally, on a seven-day settlement basis.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	September 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
Commercial paper	$81,869	$81,869	$52,838	$52,838
Municipal securities	138,072	138,214	151,690	151,644
U.S. government agency securities	41,186	41,156	19,943	19,931
Certificates of deposit	2,502	2,502	14,075	14,075
U.S. treasuries	294,099	294,268	78,189	78,157
Due 1 - 10 years:
Municipal securities	3,198	3,193	—	—
U.S. treasuries	11,174	11,177	—	—
Variable rate demand notes	5,412	5,412	—	—
Due 11 - 20 years:
Variable rate demand notes	12,197	12,197	—	—
Due 21 - 30 years:
Variable rate demand notes	9,721	9,721	4,005	4,005
Due 31 - 40 years:
Variable rate demand notes	2,017	2,017	—	—
Total	$601,447	$601,726	$320,740	$320,650

6.	FAIR VALUE OF CERTAIN FINANCIAL ASSETS AND LIABILITIES

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following tables present the fair value of the Company’s financial assets and liabilities that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

September 30, 2019	Level 1	Level 2	Level 3	Total
Cash	$557,925	$—	$—	$557,925
Money market funds	69,362	—	—	69,362
Certificates of deposit	—	11,533	—	11,533
Commercial paper	—	95,972	—	95,972
Variable rate demand notes	—	29,347	—	29,347
Municipal securities	—	159,884	—	159,884
U.S. government agency securities	—	80,879	—	80,879
U.S. treasuries	—	314,441	—	314,441
Foreign currency derivatives	—	30	—	30
Total	$627,287	$692,086	$—	$1,319,373
Amounts included in:
Cash and cash equivalents	$627,287	$90,330	$—	$717,617
Short-term investments	—	587,356	—	587,356
Accounts receivable, net	—	168	—	168
Investments	—	14,370	—	14,370
Accrued liabilities	—	(138)	—	(138)
Total	$627,287	$692,086	$—	$1,319,373

December 31, 2018	Level 1	Level 2	Level 3	Total
Cash	$393,936	$—	$—	$393,936
Money market funds	191,358	—	—	191,358
Certificates of deposit	—	14,075	—	14,075
Commercial paper	—	60,422	—	60,422
Variable rate demand notes	—	4,005	—	4,005
Municipal securities	—	177,118	—	177,118
U.S. government agency securities	—	39,092	—	39,092
U.S. treasuries	—	78,157	—	78,157
Foreign currency derivatives	—	(492)	—	(492)
Total	$585,294	$372,377	$—	$957,671
Amounts included in:
Cash and cash equivalents	$585,294	$52,219	$—	$637,513
Short-term investments	—	320,650	—	320,650
Accounts receivable, net	—	43	—	43
Accrued liabilities	—	(535)	—	(535)
Total	$585,294	$372,377	$—	$957,671

All of the Company’s short-term and long-term investments are classified within Level 1 or Level 2 of the fair value hierarchy.  The Company’s valuation of its Level 1 investments, which include money market funds, is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments, which include municipal securities, commercial paper, certificates of deposit, VRDNs, U.S. treasuries and U.S. government agency securities, is based on other observable inputs, specifically a market approach which utilizes valuation models, pricing systems, mathematical tools and other relevant information for the same or similar securities. The Company’s valuation of its Level 2 foreign currency exchange contracts is based on quoted market prices of the same or similar instruments, adjusted for counterparty risk. There were no transfers between Level 1 and Level 2 measurements during the nine-months ended September 30, 2019 or during the year-ended December 31, 2018, and there were no changes in the Company’s valuation techniques.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

7.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to foreign currency exchange rate risks related primarily to its foreign business operations. During the three- and nine-months ended September 30, 2019 and the year-ended December 31, 2018, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts of the Company that were outstanding as of September 30, 2019 have terms of one month or less. The Company does not enter into forward currency exchange contracts for speculation or trading purposes.

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

The notional amount and fair value of all outstanding foreign currency derivative instruments in the condensed consolidated balance sheets consist of the following at:

September 30, 2019
Derivatives not designated as
hedging instruments under	Notional	Fair
ASC 815-20	Amount	Value	Balance Sheet Location
Assets:
Foreign currency exchange contracts:
Receive USD/pay GBP	$35,513	$86	Accounts receivable, net
Receive USD/pay AUD	9,625	29	Accounts receivable, net
Receive USD/pay COP	3,040	23	Accounts receivable, net
Receive USD/pay ZAR	2,748	19	Accounts receivable, net
Receive USD/pay NZD	2,581	11	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive EUR/pay USD	$39,576	$(136)	Accrued liabilities
Receive USD/pay SGD	1,156	(2)	Accrued liabilities

December 31, 2018
Derivatives not designated as
hedging instruments under	Notional	Fair
ASC 815-20	Amount	Value	Balance Sheet Location
Assets:
Foreign currency exchange contracts:
Receive SGD/pay USD	$8,341	$30	Accounts receivable, net
Receive NOK/pay USD	902	13	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive USD/pay GBP	$40,648	$(323)	Accrued liabilities
Receive USD/pay AUD	15,124	(105)	Accrued liabilities
Receive USD/pay ZAR	8,618	(68)	Accrued liabilities
Receive USD/pay COP	2,931	(33)	Accrued liabilities
Receive USD/pay NZD	2,952	(4)	Accrued liabilities
Receive USD/pay EUR	6,894	(2)	Accrued liabilities

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The net gains on derivative instruments in the condensed consolidated statements of income were as follows:

		Amount of gain
		recognized in income on
		derivatives
Derivatives not designated as	Location of gain	Three-months ended
hedging instruments under	recognized in income on	September 30,	September 30,
ASC 815-20	derivatives	2019	2018
Foreign currency exchange contracts	Interest and other income, net	$627	$2,175

		Amount of gain
		recognized in income on
		derivatives
Derivatives not designated as	Location of gain	Nine-months ended
hedging instruments under	recognized in income on	September 30,	September 30,
ASC 815-20	derivatives	2019	2018
Foreign currency exchange contracts	Interest and other income, net	$475	$7,909

8.	INVENTORIES

Inventories consist of the following at:

	September 30,	December 31,
	2019	2018
Raw materials	$136,555	$94,421
Finished goods	181,190	183,284
	$317,745	$277,705

9.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at:

	September 30,	December 31,
	2019	2018
Land	$44,261	$44,261
Leasehold improvements	8,487	5,909
Furniture and fixtures	7,649	6,932
Office and computer equipment	21,066	18,717
Computer software	4,252	3,278
Equipment	193,326	183,727
Buildings	126,052	115,242
Vehicles	40,610	39,026
	445,703	417,092
Less: accumulated depreciation and amortization	(193,943)	(174,041)
	$251,760	$243,051

Total depreciation and amortization expense recorded was $11.6 million and $11.3 million for the three-months ended September 30, 2019 and 2018, respectively. Total depreciation and amortization expense recorded was $36.3 million and $33.5 million for the nine-months ended September 30, 2019 and 2018, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

10.         GOODWILL AND OTHER INTANGIBLE ASSETS

The following is a roll-forward of goodwill for the nine-months ended September 30, 2019 and September 30, 2018 by reportable segment:

	Monster
	Energy®	Strategic
	Drinks	Brands	Other	Total
Balance at December 31, 2018	$693,644	$637,999	$—	$1,331,643
Acquisitions	—	—	—	—
Balance at September 30, 2019	$693,644	$637,999	$—	$1,331,643

	Monster
	Energy®	Strategic
	Drinks	Brands	Other	Total
Balance at December 31, 2017	$693,644	$637,999	$—	$1,331,643
Acquisitions	—	—	—	—
Balance at September 30, 2018	$693,644	$637,999	$—	$1,331,643

Intangible assets consist of the following at:

	September 30,	December 31,
	2019	2018
Amortizing intangibles	$66,952	$71,350
Accumulated amortization	(46,227)	(38,311)
	20,725	33,039
Non-amortizing intangibles	1,026,748	1,012,839
	$1,047,473	$1,045,878

Amortizing intangibles primarily consist of customer relationships. All amortizing intangibles have been assigned an estimated finite useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives, generally five to seven years. Total amortization expense recorded was $2.9 million and $3.0 million for the three-months ended September 30, 2019 and 2018, respectively. Total amortization expense recorded was $8.7 million and $9.0 million for the nine-months ended September 30, 2019 and 2018, respectively.

The following is the future estimated amortization expense related to amortizing intangibles as of September 30, 2019:

2019 (excluding the nine-months ended September 30, 2019)	$2,887
2020	7,668
2021	4,424
2022	4,399
2023	1,106
2024 and thereafter	241
$20,725

11.         DISTRIBUTION AGREEMENTS

In accordance with ASC 420, the Company expenses distributor termination costs in the period in which the written notification of termination occurs.  The Company incurred no termination costs during the three-months ended September 30, 2019. The Company incurred termination costs of $14.1 million for the three-months ended September 30, 2018. The Company incurred termination costs of $11.0 million and $26.6 million for the nine-months ended September 30, 2019 and 2018, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

In the normal course of business, amounts received pursuant to new and/or amended distribution agreements entered into with certain distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, are accounted for as deferred revenue and are recognized as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years. Revenue recognized was $10.7 million and $11.1 million for the three-months ended September 30, 2019 and 2018, respectively. Revenue recognized was $35.6 million and $33.3 million for the nine-months ended September 30, 2019 and 2018, respectively.

12.         COMMITMENTS AND CONTINGENCIES

The Company had purchase commitments aggregating approximately $29.3 million at September 30, 2019, which represented commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms, but are generally satisfied within one year.

The Company had contractual obligations aggregating approximately $171.6 million at September 30, 2019, which related primarily to sponsorships and other marketing activities.

In February 2018, the working capital line limit for the Company's credit facility with HSBC Bank (China) Company Limited, Shanghai Branch, was increased from $9.0 million to $15.0 million. At September 30, 2019, the interest rate on borrowings under the line of credit was 5.5%. As of September 30, 2019, the Company had no amounts outstanding on this line of credit.

During the three-months ended September 30, 2019, the Company entered into an agreement to acquire a manufacturing plant and adjoining land in Athy, County Kildare, Ireland for a purchase price of $12.0 million, of which an initial $1.2 million was paid in October 2019.  The acquisition of the facility is expected to close in late December 2019.  The Company intends to utilize the facility to produce and supply ingredients for certain of its international markets.

In addition, during the three-months ended September 30, 2019, the Company entered into an agreement to purchase approximately 7.66 acres of land in San Fernando, California for a purchase price of $33.7 million.  The Company intends to construct a new production facility on such land in order to consolidate AFF’s operations into a single location.  The full purchase price was paid in October 2019.

Legal Proceedings

Litigation - The Company is currently a defendant in a number of personal injury lawsuits, claiming that the death or other serious injury of the plaintiffs was caused by consumption of Monster Energy® brand energy drinks. The plaintiffs in these lawsuits allege strict product liability, negligence, fraudulent concealment, breach of implied warranties and wrongful death. The Company believes that each complaint is without merit and plans a vigorous defense. The Company also believes that any damages, if awarded, would not have a material adverse effect on the Company’s financial position or results of operations.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, or in the amount of any related insurance reimbursements recorded. As of September 30, 2019, the Company’s condensed consolidated balance sheet included accrued loss contingencies of approximately $2.0 million.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

13.         ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the nine-months ended September 30, 2019 and 2018 are as follows:

		Unrealized
	Currency	(Gains) Losses
	Translation	on Available-for-
	Losses	Sale Securities	Total
Balance at December 31, 2018	$32,775	$89	$32,864
Other comprehensive income before reclassifications	10,586	(367)	10,219
Amounts reclassified from accumulated other comprehensive loss (income)	—	—	—
Net current-period other comprehensive (income) loss	10,586	(367)	10,219
Balance at September 30, 2019	$43,361	$(278)	$43,083

		Unrealized
	Currency	(Gains) Losses
	Translation	on Available-for-
	Losses	Sale Securities	Total
Balance at December 31, 2017	$15,818	$841	$16,659
Other comprehensive loss (income) before reclassifications	13,728	(610)	13,118
Amounts reclassified from accumulated other comprehensive loss (income)	—	—	—
Net current-period other comprehensive loss (income)	13,728	(610)	13,118
Balance at September 30, 2018	$29,546	$231	$29,777

14.         TREASURY STOCK

On August 7, 2018, the Company's Board of Directors authorized a share repurchase program for the purchase of up to $500.0 million of the Company's outstanding common stock (the “August 2018 Repurchase Plan”). During the three-months ended September 30, 2019, the Company purchased 0.4 million shares of common stock at an average purchase price of $58.32 per share, for a total amount of $20.6 million (excluding broker commissions), which exhausted the availability under the August 2018 Repurchase Plan. Such shares are included in common stock in treasury in the accompanying condensed consolidated balance sheet at September 30, 2019.

On February 26, 2019, the Company’s Board of Directors authorized a new share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “February 2019 Repurchase Plan”). During the three-months ended September 30, 2019, the Company purchased 4.0 million shares of common stock at an average purchase price of $58.62 per share, for a total amount of $233.7 million (excluding broker commissions), under the February 2019 Repurchase Plan. Such shares are included in common stock in treasury in the accompanying condensed consolidated balance sheet at September 30, 2019. As of November 6, 2019, $36.6 million remained available for repurchase under the February 2019 Repurchase Plan.

During the three-months ended September 30, 2019, no shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due.

15.         STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at September 30, 2019: the Monster Beverage Corporation 2011 Omnibus Incentive Plan, including the Monster Beverage Corporation Deferred Compensation Plan as a sub plan thereunder, and the Monster Beverage Corporation 2017 Compensation Plan for Non-Employee Directors, including the Monster Beverage Corporation Deferred Compensation Plan for Non-Employee Directors as a sub plan thereunder.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company recorded $16.0 million and $14.1 million of compensation expense relating to outstanding options and restricted stock units during the three-months ended September 30, 2019 and 2018, respectively. The Company recorded $46.9 million and $42.4 million of compensation expense relating to outstanding options and restricted stock units during the nine-months ended September 30, 2019 and 2018, respectively.

The tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options and vesting of restricted stock units for the three-months ended September 30, 2019 and 2018 was $0.5 million and $3.1 million, respectively. The tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options and vesting of restricted stock units for the nine-months ended September 30, 2019 and 2018 was $26.7 million and $7.7 million, respectively.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted as of September 30, 2019 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	Three-Months Ended September 30,				Nine-Months Ended September 30,
	2019		2018		2019		2018
Dividend yield	0%		0%		0%		0%
Expected volatility	30.2%		34.5%		30.2%		34.9%
Risk-free interest rate	1.4%		2.9%		2.4%		2.8%
Expected term	5.8	years	6.1	years	6.0	years	6.1	years

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares (in	Price Per	Term (In	Aggregate
Options	thousands)	Share	years)	Intrinsic Value
Outstanding at January 1, 2019	18,890	$34.61	5.8	$303,627
Granted 01/01/19 - 03/31/19	1,570	$59.52
Granted 04/01/19 - 06/30/19	—	$—
Granted 07/01/19 - 09/30/19	52	$58.54
Exercised	(4,999)	$17.05
Cancelled or forfeited	(373)	$50.42
Outstanding at September 30, 2019	15,140	$42.69	6.5	$237,041
Vested and expected to vest in the future at September 30, 2019	14,290	$41.98	6.4	$233,489
Exercisable at September 30, 2019	7,557	$33.14	5.2	$188,583

The weighted-average grant-date fair value of options granted during the three-months ended September 30, 2019 and 2018 was $18.32 per share and $22.80 per share, respectively. The weighted-average grant-date fair value of options granted during the nine-months ended September 30, 2019 and 2018 was $20.24 per share and $22.51 per share, respectively.

The total intrinsic value of options exercised during the three-months ended September 30, 2019 and 2018 was $2.4 million and $19.2 million, respectively. The total intrinsic value of options exercised during the nine-months ended September 30, 2019 and 2018 was $213.8 million and $52.1 million, respectively.

Cash received from option exercises under all plans for the three-months ended September 30, 2019 and 2018 was $4.1 million and $10.9 million, respectively. Cash received from option exercises under all plans for the nine-months ended September 30, 2019 and 2018 was $85.2 million and $24.5 million, respectively.

At September 30, 2019, there was $90.4 million of total unrecognized compensation expense related to non-vested options granted to employees under the Company’s stock-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.5 years.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to non-vested restricted stock units as follows:

		Weighted
	Number of	Average
	Shares (in	Grant-Date
	thousands)	Fair Value
Non-vested at January 1, 2019	529	$51.55
Granted 01/01/19 - 03/31/19	548	$59.66
Granted 04/01/19 - 06/30/19	18	$63.48
Granted 07/01/19 - 09/30/19	1	$66.00
Vested	(265)	$50.10
Forfeited/cancelled	(6)	$59.67
Non-vested at September 30, 2019	825	$57.63

The weighted-average grant-date fair value of restricted stock units granted during the three-months ended September 30, 2019 and 2018 was $66.00 per share and $58.72 per share, respectively. The weighted-average grant-date fair value of restricted stock units granted during the nine-months ended September 30, 2019 and 2018 was $59.79 per share and $57.59 per share, respectively. As of September 30, 2019, 0.7 million of restricted stock units are expected to vest over their respective terms.

At September 30, 2019, total unrecognized compensation expense relating to non-vested restricted stock units was $33.4 million, which is expected to be recognized over a weighted-average period of 2.9 years.

16.         INCOME TAXES

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the nine-months ended September 30, 2019:

Gross Unrecognized Tax
Benefits
Balance at December 31, 2018	$5,035
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior years	1,171
Decreases related to settlement with taxing authority	—
Balance at September 30, 2019	$6,206

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. As of September 30, 2019, the Company had approximately $1.4 million in accrued interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions, the resultant impact on the Company’s effective tax rate would not be significant. It is expected that any change in the amount of unrecognized tax benefits within the next 12 months will not be significant.

The Company is subject to U.S. federal income tax as well as to income tax in multiple state and foreign jurisdictions.

On October 18, 2016, the IRS began its examination of the Company’s U.S. federal income tax return for the year ended December 31, 2014. On March 27, 2017, the IRS began its examination of the Company’s U.S. federal income tax return for the year ended December 31, 2015.

The Company is in various stages of examination with certain states and certain foreign jurisdictions, including Revenue Commissioners, Her Majesty’s Revenue and Customs, among others. The Company’s 2014 through 2018 U.S. federal income tax returns are subject to examination by the IRS. The Company’s state income tax returns are subject to examination for the 2014 through 2018 tax years.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

17.         EARNINGS PER SHARE

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations is presented below (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Weighted-average shares outstanding:
Basic	544,469	552,694	543,804	559,472
Dilutive	3,953	7,261	4,583	7,319
Diluted	548,422	559,955	548,387	566,791

For the three-months ended September 30, 2019 and 2018, options and awards outstanding totaling 4.7 million shares and 3.2 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive. For the nine-months ended September 30, 2019 and 2018, options and awards outstanding totaling 4.3 million shares and 3.0 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The net revenues derived from the Company’s reportable segments and other financial information related thereto for the three- and nine-months ended September 30, 2019 and 2018 are as follows:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales:
Monster Energy® Drinks(1)	$1,061,383	$935,146	$2,950,877	$2,645,089
Strategic Brands	66,333	74,441	215,763	220,011
Other	5,861	6,573	16,973	17,853
Corporate and unallocated	—	—	—	—
	$1,133,577	$1,016,160	$3,183,613	$2,882,953

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating Income:
Monster Energy® Drinks(1) (2)	$433,848	$359,090	$1,187,652	$1,033,895
Strategic Brands	35,107	41,661	130,762	135,054
Other	1,005	1,742	3,026	4,539
Corporate and unallocated	(74,517)	(62,920)	(235,546)	(196,380)
	$395,443	$339,573	$1,085,894	$977,108

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Income before tax:
Monster Energy® Drinks(1) (2)	$434,003	$359,216	$1,187,916	$1,034,521
Strategic Brands	35,106	41,659	130,758	135,075
Other	1,005	1,742	3,031	4,539
Corporate and unallocated	(71,550)	(60,056)	(226,976)	(191,758)
	$398,564	$342,561	$1,094,729	$982,377

(1)	Includes $10.7 million and $11.1 million for the three-months ended September 30, 2019 and 2018, respectively, related to the recognition of deferred revenue. Includes $35.6 million and $33.3 million for the nine-months ended September 30, 2019 and 2018, respectively, related to the recognition of deferred revenue.

(2)	Includes $0.0 million and $14.1 million for the three-months ended September 30, 2019 and 2018, respectively, related to distributor termination costs. Includes $11.0 million and $26.6 million for the nine-months ended September 30, 2019 and 2018, respectively, related to distributor termination costs.

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Depreciation and amortization:
Monster Energy® Drinks	$9,319	$9,157	$29,449	$26,926
Strategic Brands	1,990	1,947	5,925	5,819
Other	1,162	1,167	3,475	3,493
Corporate and unallocated	2,050	2,014	6,172	6,231
	$14,521	$14,285	$45,021	$42,469

Corporate and unallocated expenses for the three-months ended September 30, 2019 include $50.1 million of payroll costs, of which $16.0 million was attributable to stock-based compensation expenses (see Note 15 “Stock-Based Compensation”), as well as $13.3 million attributable to professional service expenses, including accounting and legal costs, and $11.1 million of other operating

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

expenses. Corporate and unallocated expenses for the three-months ended September 30, 2018 include $42.1 million of payroll costs, of which $14.0 million was attributable to stock-based compensation expenses (see Note 15, “Stock-Based Compensation”), as well as $12.3 million attributable to professional service expenses, including accounting and legal costs, and $8.5 million of other operating expenses.

Corporate and unallocated expenses for the nine-months ended September 30, 2019 include $151.0 million of payroll costs, of which $46.9 million was attributable to stock-based compensation expenses (see Note 15 “Stock-Based Compensation”), as well as $49.2 million attributable to professional service expenses, including accounting and legal costs, and $35.3 million of other operating expenses. Corporate and unallocated expenses for the nine-months ended September 30, 2018 include $129.9 million of payroll costs, of which $42.4 million was attributable to stock-based compensation expenses (see Note 15, “Stock-Based Compensation”), as well as $36.5 million attributable to professional service expenses, including accounting and legal costs, and $30.0 million of other operating expenses.

CCBCC Operations, LLC accounted for approximately 13% and 14% of the Company's net sales for the three-months ended September 30, 2019 and 2018, respectively. CCBCC Operations, LLC accounted for approximately 13% and 14% of the Company's net sales for the nine-months ended September 30, 2019 and 2018, respectively.

Reyes Coca-Cola Bottling accounted for approximately 12% and 13% of the Company's net sales for the three-months ended September 30, 2019 and 2018, respectively. Reyes Coca-Cola Bottling accounted for approximately 12% and 13% of the Company's net sales for the nine-months ended September 30, 2019 and 2018, respectively.

Coca-Cola European Partners accounted for approximately 10% and 9% of the Company's net sales for the three-months ended September 30, 2019 and 2018, respectively. Coca-Cola European Partners accounted for approximately 10% and 9% of the Company's net sales for the nine-months ended September 30, 2019 and 2018, respectively.

Net sales to customers outside the United States amounted to $379.8 million and $283.0 million for the three-months ended September 30, 2019 and 2018, respectively. Such sales were approximately 34% and 28% of net sales for the three-months ended September 30, 2019 and 2018, respectively. Net sales to customers outside the United States amounted to $1.01 billion and $818.8 million for the nine-months ended September 30, 2019 and 2018, respectively. Such sales were approximately 32% and 28% of net sales for the nine-months ended September 30, 2019 and 2018, respectively.

Goodwill and other intangible assets for the Company's reportable segments as of September 30, 2019 and December 31, 2018 are as follows:

	September 30,	December 31,
	2019	2018
Goodwill and other intangible assets:
Monster Energy® Drinks	$1,377,824	$1,368,620
Strategic Brands	985,742	989,944
Other	15,550	18,957
Corporate and unallocated	—	—
	$2,379,116	$2,377,521

19.         RELATED PARTY TRANSACTIONS

TCCC controls approximately 18.9% of the voting interests of the Company. The TCCC Subsidiaries, the TCCC Related Parties and the TCCC independent bottlers, purchase and distribute the Company’s products in domestic and certain international markets. The Company also pays TCCC a commission based on certain sales within the TCCC distribution network.

TCCC commissions, based on sales to the TCCC Subsidiaries and the TCCC Related Parties, were $11.6 million and $13.7 million for the three-months ended September 30, 2019 and 2018, respectively, and are included as a reduction to net sales. TCCC

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

commissions, based on sales to the TCCC Subsidiaries and the TCCC Related Parties, were $39.5 million and $38.1 million for the nine-months ended September 30, 2019 and 2018, respectively, and are included as a reduction to net sales.

TCCC commissions, based on sales to TCCC independent bottlers/distributors, were $4.7 million and $4.3 million for the three-months ended September 30, 2019 and 2018, respectively, and are included in operating expenses. TCCC commissions, based on sales to TCCC independent bottlers/distributors, were $13.6 million and $11.8 million for the nine-months ended September 30, 2019 and 2018, respectively, and are included in operating expenses.

Net sales to the TCCC Subsidiaries for the three-months ended September 30, 2019 and 2018 were $21.0 million and $42.3 million, respectively. Net sales to the TCCC Subsidiaries for the nine-months ended September 30, 2019 and 2018 were $59.5 million and $117.0 million, respectively. As part of TCCC’s North America refranchising, the territories of certain TCCC Subsidiaries have been transitioned to certain independent TCCC bottlers/distributors and/or TCCC Related Parties. Accordingly, the Company’s net sales classified as sales to the TCCC Subsidiaries significantly decreased for the three- and nine-months ended September 30, 2019.

The Company also purchases concentrates from TCCC which are then sold to certain of the Company's bottlers/distributors. Concentrate purchases from TCCC were $6.3 million and $7.4 million for the three-months ended September 30, 2019 and 2018, respectively. Concentrate purchases from TCCC were $20.2 million and $21.6 million for the nine-months ended September 30, 2019 and 2018, respectively.

Certain TCCC Subsidiaries also contract manufacture certain of the Company’s energy drinks. Such contract manufacturing expenses were $4.2 million and $7.0 million for the three-months ended September 30, 2019 and 2018, respectively. Such contract manufacturing expenses were $13.1 million and $18.8 million for the nine-months ended September 30, 2019 and 2018, respectively.

Accounts receivable, accounts payable and accrued promotional allowances related to the TCCC Subsidiaries are as follows at:

	September 30,	December 31,
	2019	2018
Accounts receivable, net	$35,520	$25,312
Accounts payable	$(25,601)	$(54,430)
Accrued promotional allowances	$(6,185)	$(4,044)

One director of the Company and his family, and one director's family, are principal owners of a company that provides promotional materials to the Company.  Expenses incurred with such company in connection with promotional materials purchased during the three-months ended September 30, 2019 and 2018 were $0.5 million and $0.2 million, respectively. Expenses incurred with such company in connection with promotional materials purchased during the nine-months ended September 30, 2019 and 2018 were $1.1 million and $1.6 million, respectively.

In December 2018, the Company and a director of the Company entered into a 50-50 partnership that purchased land, and real property thereon, in Kona, Hawaii for the purpose of producing coffee products. The Company’s initial 50%  contribution of $1.9 million was accounted for as an equity investment and is included in other assets (non-current) in the accompanying condensed consolidated balance sheet at December 31, 2018.  During the three-months ended September 30, 2019, the Company made no additional capital contributions and recorded an equity loss of $0.02 million. During the nine-months ended September 30, 2019, the Company made an additional $0.05 million capital contribution and recorded an equity loss of $0.06 million. As of September 30, 2019, the Company’s equity investment is $1.9 million and is included in other assets (non-current) in the accompanying condensed consolidated balance sheet at September 30, 2019.

20.         SUBSEQUENT EVENTS

On November 6, 2019, the Company’s Board of Directors authorized a new share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock. As of November 6, 2019, $36.6 million remained available for repurchase under the February 2019 Repurchase Plan. The aggregate amount available to repurchase the Company’s common stock is currently $536.6 million.

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

Overview

We develop, market, sell and distribute energy drink beverages and concentrates for energy drink beverages, primarily under the following brand names:

● Monster Energy®	● NOS®
● Monster Energy Ultra®	● Full Throttle®
● Monster Rehab®	● Burn®
● Monster MAXX®	● Mother®
● Java Monster®	● Nalu®
● Muscle Monster®	● Ultra Energy®
● Espresso Monster®	● Play® and Power Play(stylized)®
● Punch Monster®	● Relentless®
● Juice Monster®	● BPM®
● Monster Hydro®	● BU®
● Monster® HydroSport	● Gladiator®
● Caffé Monster®	● Samurai®
● Predator®	● Live+TM
● Reign Total Body FuelTM
● Monster Dragon TeaTM

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

During the three-months ended September 30, 2019, we continued to expand our existing energy drink portfolio and further develop our distribution markets. During the three-months ended September 30, 2019, we introduced the following products:

●	BPM® Sour Twist
●	BU® Island Punch
●	Monster MAXX® Mango Matic
●	Monster MAXX® Rad Red
●	Monster MuleTM (U.S. national launch)
●	Reign Total Body FuelTM Orange Dreamsicle

In the normal course of business, we discontinue certain products and/or product lines. Those products or product lines discontinued in the three-months ended September 30, 2019, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Our net sales of $1.13 billion for the three-months ended September 30, 2019 represented record sales for our third fiscal quarter. Net sales for the three-months ended September 30, 2019 were positively impacted by approximately $31.6 million as a result of a price increase effective from November 1, 2018 in the United States (“the U.S. Price Increase”) and effective from February 1, 2019 in Canada (the “Canada Price Increase”), on certain of our Monster Energy® brand energy drinks. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $12.2 million for the three-months ended September 30, 2019.  Our comparative net sales of $1.02 billion for the three-months ended September 30, 2018 were positively impacted by advance purchases of approximately $16.0 million made by our customers in anticipation of the U.S. Price Increase.

The vast majority of our net sales are derived from our Monster Energy® Drinks segment. Net sales of our Monster Energy® Drinks segment were $1.06 billion for the three-months ended September 30, 2019.  Net sales of our Strategic Brands segment were $66.3 million for the three-months ended September 30, 2019. Our Monster Energy® Drinks segment represented 93.6% and 92.0% of our net sales for the three-months ended September 30, 2019 and 2018, respectively. Our Strategic Brands segment represented 5.9% and 7.3% of our net sales for the three-months ended September 30, 2019 and 2018, respectively. Our Other segment represented 0.5% and 0.7% of our net sales for the three-months ended September 30, 2019 and 2018, respectively.

Our growth strategy includes expanding our international business. Net sales to customers outside the United States were $379.8 million for the three-months ended September 30, 2019, an increase of approximately $96.8 million, or 34.2% higher than net sales to customers outside of the United States of $283.0 million for the three-months ended September 30, 2018. Such sales were approximately 34% and 28% of net sales for the three-months ended September 30, 2019 and 2018, respectively.

Our customers are primarily full service beverage bottlers/distributors, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, drug stores, foodservice customers and the military. Percentages of our gross sales to our various customer types for the three- and nine-months ended September 30, 2019 and 2018 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such bottlers’/distributors’ sales to their own customers.

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
U.S. full service bottlers/distributors	56%	62%	58%	62%
International full service bottlers/distributors	35%	30%	33%	30%
Club stores and mass merchandisers	7%	6%	7%	6%
Retail grocery, specialty chains and wholesalers	1%	1%	1%	1%
Other	1%	1%	1%	1%

Our customers include Coca-Cola Refreshments Canada Company (until September 27, 2018), Coca-Cola Canada Bottling Limited (from September 28, 2018), Coca-Cola Consolidated, Inc., Coca-Cola Bottling Company United, Inc., Reyes Coca-Cola Bottling, LLC, Great Lakes Coca-Cola Distribution, LLC, Coca-Cola Southwest Beverages LLC, The Coca-Cola Bottling Company of Northern New England, Inc., Swire Pacific Holdings, Inc. (USA), Liberty Coca-Cola Beverages, LLC, Coca-Cola European Partners, Coca-Cola Hellenic, Coca-Cola FEMSA, Coca-Cola Amatil, Swire Coca-Cola (China), COFCO Coca-Cola, Coca-Cola Beverages Africa, Coca-Cola İçecek and certain other TCCC network bottlers, Asahi Soft Drinks, Co., Ltd., Kalil Bottling Group (until March 5, 2019), Big Geyser, Inc. (until April 5, 2019), Wal-Mart, Inc. (including Sam’s Club) and Costco Wholesale Corporation.  A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations.

Coca-Cola Consolidated, Inc. accounted for approximately 13% and 14% of our net sales for the three-months ended September 30, 2019 and 2018, respectively. Coca-Cola Consolidated, Inc. accounted for approximately 13% and 14% of our net sales for the nine-months ended September 30, 2019 and 2018, respectively.

Reyes Coca-Cola Bottling accounted for approximately 12% and 13% of our net sales for the three-months ended September 30, 2019 and 2018, respectively. Reyes Coca-Cola Bottling accounted for approximately 12% and 13% of our net sales for the nine-months ended September 30, 2019 and 2018, respectively.

Coca-Cola European Partners accounted for approximately 10% and 9% of our net sales for the three-months ended September 30, 2019 and 2018, respectively. Coca-Cola European Partners accounted for approximately 10% and 9% of our net sales for the nine-months ended September 30, 2019 and 2018, respectively.

Results of Operations

The following table sets forth key statistics for the three- and nine-months ended September 30, 2019 and 2018.

	Three-Months Ended		Percentage	Nine-Months Ended		Percentage
(In thousands, except per share amounts)	September 30,		Change	September 30,		Change
	2019	2018	19 vs. 18	2019	2018	19 vs. 18
Net sales[1]	$1,133,577	$1,016,160	11.6%	$3,183,613	$2,882,953	10.4%
Cost of sales	460,575	408,501	12.7%	1,275,796	1,139,780	11.9%
Gross profit*[1]	673,002	607,659	10.8%	1,907,817	1,743,173	9.4%
Gross profit as a percentage of net sales	59.4%	59.8%		59.9%	60.5%

Operating expenses[2]	277,559	268,086	3.5%	821,923	766,065	7.3%
Operating expenses as a percentage of net sales	24.5%	26.4%		25.8%	26.6%

Operating income[1,2]	395,443	339,573	16.5%	1,085,894	977,108	11.1%
Operating income as a percentage of net sales	34.9%	33.4%		34.1%	33.9%

Interest and other income, net	3,121	2,988	4.5%	8,835	5,269	67.7%

Income before provision for income taxes[1,2]	398,564	342,561	16.3%	1,094,729	982,377	11.4%

Provision for income taxes	99,641	74,828	33.2%	241,848	228,480	5.9%

Income taxes as a percentage of income before taxes	25.0%	21.8%		22.1%	23.3%

Net income[1,2]	$298,923	$267,733	11.6%	$852,881	$753,897	13.1%
Net income as a percentage of net sales	26.4%	26.3%		26.8%	26.2%

Net income per common share:
Basic	$0.55	$0.48	13.3%	$1.57	$1.35	16.4%
Diluted	$0.55	$0.48	14.0%	$1.56	$1.33	16.9%

Case sales (in thousands)
(in 192-ounce case equivalents)	121,854	111,038	9.7%	342,734	313,410	9.4%

¹Includes $10.7 million and $11.1 million for the three-months ended September 30, 2019 and 2018, respectively, related to the recognition of deferred revenue. Includes $35.6 million and $33.3 million for the nine-months ended September 30, 2019 and 2018, respectively, related to the recognition of deferred revenue.

2Includes $0.0 million and $14.1 million for the three-months ended September 30, 2019 and 2018, respectively, of distributor termination costs. Includes $11.0 million and $26.6 million for the nine-months ended September 30, 2019 and 2018, respectively, of distributor termination costs.

*Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses. We include out-bound freight and warehouse costs in operating expenses rather than in cost of sales.

Results of Operations for the Three-Months Ended September 30, 2019 Compared to the Three-Months Ended September 30, 2018.

Net Sales. Net sales were $1.13 billion for the three-months ended September 30, 2019, an increase of approximately $117.4 million, or 11.6% higher than net sales of $1.02 billion for the three-months ended September 30, 2018. Net sales for the three-months ended September 30, 2019 were positively impacted by approximately $31.6 million as a result of the U.S. Price Increase and the Canada Price Increase, on certain of our Monster Energy® brand energy drinks. The comparative net sales for the three-months ended September 30, 2018 were positively impacted by advance purchases made by our customers in anticipation of the U.S. Price Increase. We estimate net sales for the three-months ended September 30, 2018 were increased by approximately $16.0 million as a result of such advance purchases. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $12.2 million for the three-months ended September 30, 2019.

Net sales for the Monster Energy® Drinks segment were $1.06 billion for the three-months ended September 30, 2019, an increase of approximately $126.2 million, or 13.5% higher than net sales of $935.1 million for the three-months ended September 30,

2018. Net sales for the Monster Energy® Drinks segment increased primarily due to (i) sales of our Reign Total Body FuelTM high performance energy drinks, introduced in the first quarter of 2019, (ii) the price increases described above and (iii) increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had an unfavorable impact on net sales for the Monster Energy® Drinks segment of approximately $10.8 million for the three-months ended September 30, 2019.

Net sales for the Strategic Brands segment were $66.3 million for the three-months ended September 30, 2019, a decrease of approximately $8.1 million, or 10.9% lower than net sales of $74.4 million for the three-months ended September 30, 2018. Net changes in foreign currency exchange rates had an unfavorable impact on net sales for the Strategic Brands segment of approximately $1.4 million for the three-months ended September 30, 2019.

Net sales for the Other segment were $5.9 million for the three-months ended September 30, 2019, a decrease of approximately $0.7 million, or 10.8% lower than net sales of $6.6 million for the three-months ended September 30, 2018.

Case sales, in 192-ounce case equivalents, were 121.9 million cases for the three-months ended September 30, 2019, an increase of approximately 10.8 million cases or 9.7% higher than case sales of 111.0 million cases for the three-months ended September 30, 2018. The overall average net sales per case (excluding net sales of AFF Third-Party Products of $5.9 million and $6.6 million for the three-months ended September 30, 2019 and 2018, respectively, as these sales do not have unit case equivalents) increased to $9.25 for the three-months ended September 30, 2019, which was 1.8% higher than the average net sales per case of $9.09 for the three-months ended September 30, 2018.

Gross Profit.  Gross profit was $673.0 million for the three-months ended September 30, 2019, an increase of approximately $65.3 million, or 10.8% higher than the gross profit of $607.7 million for the three-months ended September 30, 2018. The increase in gross profit dollars was primarily the result of the $126.2 million increase in net sales of our Monster Energy® Drinks segment for the three-months ended September 30, 2019.

Gross profit as a percentage of net sales decreased to 59.4% for the three-months ended September 30, 2019 from 59.8% for the three-months ended September 30, 2018. The decrease for the three-months ended September 30, 2019 was primarily the result of geographical and product sales mix. Such decrease was partially offset by the sales price increases discussed above as well as reduced input costs.

Operating Expenses.  Total operating expenses were $277.6 million for the three-months ended September 30, 2019, an increase of approximately $9.5 million, or 3.5% higher than total operating expenses of $268.1 million for the three-months ended September 30, 2018. The increase in operating expenses was primarily due to increased payroll expenses of $10.4 million (of which $1.9 million was related to an increase in stock-based compensation), increased expenditures of $6.1 million for other marketing expenses and increased expenditures of $3.5 million for sponsorships and endorsements. The increase in operating expenses was partially offset by decreased expenditures of $14.1 million related to the costs associated with distributor terminations and decreased out-bound freight and warehouse costs of $4.7 million.

Operating Income.  Operating income was $395.4 million for the three-months ended September 30, 2019, an increase of approximately $55.9 million, or 16.5% higher than operating income of $339.6 million for the three-months ended September 30, 2018. Operating income as a percentage of net sales increased to 34.9% for the three-months ended September 30, 2019 from 33.4% for the three-months ended September 30, 2018. Operating income was $72.6 million and $43.8 million for the three-months ended September 30, 2019 and 2018, respectively, in connection with our operations in Europe, Middle East and Africa (“EMEA”), Asia Pacific and South America.

Operating income* for the Monster Energy® Drinks segment was $433.8 million for the three-months ended September 30, 2019, an increase of approximately $74.8 million, or 20.8% higher than operating income of $359.1 million for the three-months ended September 30, 2018. The increase in operating income for the Monster Energy® Drinks segment was primarily the result of the $126.2 million increase in net sales of our Monster Energy® Drinks segment for the three-months ended September 30, 2019.

Operating income* for the Strategic Brands segment was $35.1 million for the three-months ended September 30, 2019, a decrease of approximately $6.6 million, or 15.7% lower than operating income of $41.7 million for the three-months ended September 30, 2018.

Operating income* for the Other segment was $1.0 million for the three-months ended September 30, 2019, a decrease of approximately $0.7 million, or 42.3% lower than operating income of $1.7 million for the three-months ended September 30, 2018.

*Exclusive of corporate and unallocated expenses.

Interest and Other Income, net.  Interest and other non-operating income, net, was $3.1 million for the three-months ended September 30, 2019, as compared to interest and other non-operating income, net, of $3.0 million for the three-months ended September 30, 2018. Foreign currency transaction losses were $2.8 million and $0.3 million for the three-months ended September 30, 2019 and 2018, respectively. Interest income was $6.1 million and $3.4 million for the three-months ended September 30, 2019 and 2018, respectively.

Provision for Income Taxes.  Provision for income taxes was $99.6 million for the three-months ended September 30, 2019, an increase of $24.8 million, or 33.2% higher than the provision for income taxes of $74.8 million for the three-months ended September 30, 2018. The effective combined federal, state and foreign tax rate increased to 25.0% from 21.8% for the three-months ended September 30, 2019 and 2018, respectively. The increase in the effective tax rate was primarily attributable to increased income taxes in certain foreign jurisdictions as well as a decrease in the equity compensation deduction.  In addition, the comparative effective tax rate for the three-months ended September 30, 2018 included a non-recurring tax benefit.

Net Income.  Net income was $298.9 million for the three-months ended September 30, 2019, an increase of $31.2 million, or 11.7% higher than net income of $267.7 million for the three-months ended September 30, 2018. The increase in net income was primarily due to the $65.3 million increase in gross profit. The increase in net income was partially offset by an increase in the provision for income taxes of $24.8 million and an increase in operating expenses of $9.5 million.

Results of Operations for the Nine-Months Ended September 30, 2019 Compared to the Nine-Months Ended September 30, 2018.

Net Sales. Net sales were $3.18 billion for the nine-months ended September 30, 2019, an increase of approximately $300.7 million, or 10.4% higher than net sales of $2.88 billion for the nine-months ended September 30, 2018. Net sales for the nine-months ended September 30, 2019 were positively impacted by approximately $89.2 million as a result of the U.S. Price Increase and the Canada Price Increase, on certain of our Monster Energy® brand energy drinks. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $60.1 million for the nine-months ended September 30, 2019.

Net sales for the Monster Energy® Drinks segment were $2.95 billion for the nine-months ended September 30, 2019, an increase of approximately $305.8 million, or 11.6% higher than net sales of $2.65 billion for the nine-months ended September 30, 2018. Net sales for the Monster Energy® Drinks segment increased primarily due to (i) sales of our Reign Total Body FuelTM high performance energy drinks, introduced in the first quarter of 2019, (ii) the price increases described above, and (iii) increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had an unfavorable impact on net sales for the Monster Energy® Drinks segment of approximately $51.1 million for the nine-months ended September 30, 2019.

Net sales for the Strategic Brands segment were $215.8 million for the nine-months ended September 30, 2019, a decrease of approximately $4.2 million, or 1.9% lower than net sales of $220.0 million for the nine-months ended September 30, 2018. Net changes in foreign currency exchange rates had an unfavorable impact on net sales for the Strategic Brands segment of approximately $9.0 million for the nine-months ended September 30, 2019.

Net sales for the Other segment were $17.0 million for the nine-months ended September 30, 2019, a decrease of approximately $0.9 million, or 4.9% lower than net sales of $17.9 million for the nine-months ended September 30, 2018.

Case sales, in 192-ounce case equivalents, were 342.7 million cases for the nine-months ended September 30, 2019, an increase of approximately 29.3 million cases or 9.4% higher than case sales of 313.4 million cases for the nine-months ended September 30, 2018. The overall average net sales per case (excluding net sales of AFF Third-Party Products of $17.0 million and $17.9 million for the nine-months ended September 30, 2019 and 2018, respectively, as these sales do not have unit case equivalents) increased to $9.24 for the nine-months ended September 30, 2019, which was 1.1% higher than the average net sales per case of $9.14 for the nine-months ended September 30, 2018.  The increase in the average net sales per case was primarily attributable to a price increase effective from

November 1, 2018 in the United States and effective from February 1, 2019 in Canada, on certain of our Monster Energy® brand energy drinks.

Gross Profit.  Gross profit was $1.91 billion for the nine-months ended September 30, 2019, an increase of approximately $164.6 million, or 9.4% higher than the gross profit of $1.74 billion for the nine-months ended September 30, 2018. The increase in gross profit dollars was primarily the result of the $305.8 million increase in net sales of our Monster Energy® Drinks segment for the nine-months ended September 30, 2019.

Gross profit as a percentage of net sales decreased to 59.9% for the nine-months ended September 30, 2019 from 60.5% for the nine-months ended September 30, 2018. The decrease for the nine-months ended September 30, 2019 was primarily the result of geographical and product sales mix. Such decrease was partially offset by the sales price increases discussed above.

Operating Expenses.  Total operating expenses were $821.9 million for the nine-months ended September 30, 2019, an increase of approximately $55.9 million, or 7.3% higher than total operating expenses of $766.1 million for the nine-months ended September 30, 2018. The increase in operating expenses was primarily due to increased payroll expenses of $26.4 million (of which $4.5 million was related to an increase in stock-based compensation), increased expenditures of $13.0 million for professional service fees, including legal and accounting costs, increased expenditures of $10.4 million for sponsorships and endorsements, and increased expenditures of $10.8 million in other marketing expenses. The increase in operating expenses was partially offset by decreased expenditures of $15.6 million related to the costs associated with distributor terminations.

Operating Income.  Operating income was $1.09 billion for the nine-months ended September 30, 2019, an increase of approximately $108.8 million, or 11.1% higher than operating income of $977.1 million for the nine-months ended September 30, 2018. Operating income as a percentage of net sales increased to 34.1% for the nine-months ended September 30, 2019 from 33.9% for the nine-months ended September 30, 2018. Operating income was $180.1 million and $135.0 million for the nine-months ended September 30, 2019 and 2018, respectively, in connection with our operations in Europe, Middle East and Africa (“EMEA”), Asia Pacific and South America.

Operating income* for the Monster Energy® Drinks segment was $1.19 billion for the nine-months ended September 30, 2019, an increase of approximately $153.8 million, or 14.9% higher than operating income of $1.03 billion for the nine-months ended September 30, 2018. The increase in operating income for the Monster Energy® Drinks segment was primarily the result of the $305.8 million increase in net sales of our Monster Energy® Drinks segment for the nine-months ended September 30, 2019.

Operating income* for the Strategic Brands segment was $130.8 million for the nine-months ended September 30, 2019, a decrease of approximately $4.3 million, or 3.2% lower than operating income of $135.1 million for the nine-months ended September 30, 2018.

Operating income* for the Other segment was $3.0 million for the nine-months ended September 30, 2019, a decrease of approximately $1.5 million, or 33.3% lower than operating income of $4.5 million for the nine-months ended September 30, 2018.

*Exclusive of corporate and unallocated expenses.

Interest and Other Income, net.  Interest and other non-operating income, net, was $8.8 million for the nine-months ended September 30, 2019, as compared to interest and other non-operating income, net, of $5.3 million for the nine-months ended September 30, 2018. Foreign currency transaction losses were $3.9 million and $3.6 million for the nine-months ended September 30, 2019 and 2018, respectively. Interest income was $13.5 million and $9.1 million for the nine-months ended September 30, 2019 and 2018, respectively.

Provision for Income Taxes.  Provision for income taxes was $241.8 million for the nine-months ended September 30, 2019, an increase of $13.4 million, or 5.9% higher than the provision for income taxes of $228.5 million for the nine-months ended September 30, 2018. The effective combined federal, state and foreign tax rate decreased to 22.1% from 23.3% for the nine-months ended September 30, 2019 and 2018, respectively. The decrease in effective tax rate was primarily attributable to an increase in equity compensation deductions.  The decrease in the provision for income taxes was partially offset by increased income taxes in certain foreign jurisdictions.  In addition, the comparative effective tax rate for the nine-months ended September 30, 2018 included a non-recurring tax benefit.

Net Income.  Net income was $852.9 million for the nine-months ended September 30, 2019, an increase of $99.0 million, or 13.1% higher than net income of $753.9 million for the nine-months ended September 30, 2018. The increase in net income was primarily due to the $164.6 million increase in gross profit. The increase in net income was partially offset by the increase in operating expenses of $55.9 million and an increase in the provision for income taxes of $13.4 million.

Non-GAAP Financial Measures

Gross Sales**.  Gross sales were $1.32 billion for the three-months ended September 30, 2019, an increase of approximately $133.8 million, or 11.3% higher than gross sales of $1.18 billion for the three-months ended September 30, 2018. Gross sales for the three-months ended September 30, 2019 were positively impacted by approximately $31.6 million as a result of the U.S. Price Increase and the Canada Price Increase, on certain of our Monster Energy® brand energy drinks. The comparative gross sales for the three-months ended September 30, 2018 were positively impacted by advance purchases made by our customers in anticipation of the U.S. Price Increase. We estimate gross sales for the three-months ended September 30, 2018 were increased by approximately $18.0 million as a result of such advance purchases. Net changes in foreign currency exchange rates had an unfavorable impact on gross sales of approximately $15.1 million for the three-months ended September 30, 2019.

Gross sales for the Monster Energy® Drinks segment were $1.24 billion for the three-months ended September 30, 2019, an increase of approximately $143.3 million, or 13.1% higher than gross sales of $1.09 billion for the three-months ended September 30, 2018. Gross sales for the Monster Energy® Drinks segment increased primarily due to (i) sales of our Reign Total Body FuelTM high performance energy drinks, introduced in the first quarter of 2019, (ii) the price increases described above and (iii) increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had an unfavorable impact on gross sales for the Monster Energy® Drinks segment of approximately $13.7 million for the three-months ended September 30, 2019.

Gross sales of our Strategic Brands segment were $76.7 million for the three-months ended September 30, 2019, a decrease of $8.8 million, or 10.3% lower than gross sales of $85.5 million for the three-months ended September 30, 2018. Net changes in foreign currency exchange rates had an unfavorable impact on gross sales in the Strategic Brands segment of approximately $1.4 million for the three-months ended September 30, 2019.

Gross sales of our Other segment were $5.9 million for the three-months ended September 30, 2019, a decrease of $0.7 million, or 10.8% lower than gross sales of $6.6 million for the three-months ended September 30, 2018.

Promotional allowances, commissions and other expenses, as described in the footnote below, were $184.7 million for the three-months ended September 30, 2019, an increase of $16.4 million, or 9.7% higher than promotional allowances, commissions and other expenses of $168.3 million for the three-months ended September 30, 2018. Promotional allowances, commissions and other expenses as a percentage of gross sales decreased to 14.0% from 14.2% for the three-months ended September 30, 2019 and 2018, respectively.

Gross Sales**.  Gross sales were $3.70 billion for the nine-months ended September 30, 2019, an increase of approximately $328.8 million, or 9.8% higher than gross sales of $3.37 billion for the nine-months ended September 30, 2018. Gross sales for the nine-months ended September 30, 2019 were positively impacted by approximately $89.2 million as a result of U.S. Price Increase and the Canada Price Increase, on certain of our Monster Energy® brand energy drinks. Net changes in foreign currency exchange rates had an unfavorable impact on gross sales of approximately $71.7 million for the nine-months ended September 30, 2019.

Gross sales for the Monster Energy® Drinks segment were $3.43 billion for the nine-months ended September 30, 2019, an increase of approximately $336.8 million, or 10.9% higher than gross sales of $3.09 billion for the nine-months ended September 30, 2018. Gross sales for the Monster Energy® Drinks segment increased primarily due to (i) sales of our Reign Total Body FuelTM high performance energy drinks, introduced in the first quarter of 2019, (ii) the price increases described above, and (iii) increased sales by volume of our Monster Energy® brand energy drinks as a result of increased domestic and international consumer demand. Net changes in foreign currency exchange rates had an unfavorable impact on gross sales for the Monster Energy® Drinks segment of approximately $62.7 million for the nine-months ended September 30, 2019.

Gross sales of our Strategic Brands segment were $246.6 million for the nine-months ended September 30, 2019, a decrease of $7.2 million, or 2.8% lower than gross sales of $253.8 million for the nine-months ended September 30, 2018. Net changes in foreign currency exchange rates had an unfavorable impact on gross sales in the Strategic Brands segment of approximately $9.0 million for the nine-months ended September 30, 2019.

Gross sales of our Other segment were $17.0 million for the nine-months ended September 30, 2019, a decrease of $0.9 million, or 4.9% lower than gross sales of $17.9 million for the nine-months ended September 30, 2018.

Promotional allowances, commissions and other expenses, as described in the footnote below, were $511.5 million for the nine-months ended September 30, 2019, an increase of $28.1 million, or 5.8% higher than promotional allowances, commissions and other expenses of $483.4 million for the nine-months ended September 30, 2018. Promotional allowances, commissions and other expenses as a percentage of gross sales decreased to 13.8% from 14.4% for the nine-months ended September 30, 2019 and 2018, respectively.

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

The following table reconciles the non-GAAP financial measure of gross sales with the most directly comparable GAAP financial measure of net sales:

	Three-Months Ended		Percentage	Nine-Months Ended		Percentage
	September 30,		Change	September 30,		Change
(In thousands)	2019	2018	19 vs. 18	2019	2018	19 vs. 18
Gross sales, net of discounts and returns	$1,318,267	$1,184,444	11.3%	$3,695,128	$3,366,334	9.8%
Less: Promotional allowances, commissions and other expenses***	184,690	168,284	9.7%	511,515	483,381	5.8%
Net Sales	$1,133,577	$1,016,160	11.6%	$3,183,613	$2,882,953	10.4%

***Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the presentation thereof does not conform to GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances primarily include consideration given to our bottlers/distributors or retail customers including, but not limited to the following: (i) discounts granted off list prices to support price promotions to end-consumers by retailers; (ii) reimbursements given to our bottlers/distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (iii) our agreed share of fees given to bottlers/distributors and/or directly to retailers for advertising, in-store marketing and promotional activities; (iv) our agreed share of slotting, shelf space allowances and other fees given directly to retailers, club stores and/or wholesalers; (v) incentives given to our bottlers/distributors and/or retailers for achieving or exceeding certain predetermined sales goals; (vi) discounted or free products; (vii) contractual fees given to our bottlers/distributors related to sales made by us direct to certain customers that fall within the bottlers’/distributors’ sales territories; and (viii) certain commissions paid based on sales to our bottlers/distributors. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. Promotional and other allowances constitute a material portion of our marketing activities. Our promotional allowance programs with our numerous bottlers/distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year. The primary drivers of our promotional and other allowance activities for the three- and nine-months ended September 30, 2019 and 2018 were (i) to increase sales volume and trial, (ii) to address market conditions, and (iii) to secure shelf and display space at retail.

Sales

The table below discloses selected quarterly data regarding sales for the three- and nine-months ended September 30, 2019 and 2018, respectively. Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

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

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
(In thousands, except average net sales per case)	2019	2018	2019	2018
Net sales	$1,133,577	$1,016,160	$3,183,613	$2,882,953
Less: AFF third-party sales	(5,860)	(6,573)	(16,973)	(17,853)
Adjusted net sales[1]	$1,127,717	$1,009,587	$3,166,640	$2,865,100
Case sales by segment:
Monster Energy® Drinks	103,987	91,806	286,284	257,746
Strategic Brands	17,867	19,232	56,450	55,664
Other	-	-	-	-
Total case sales	121,854	111,038	342,734	313,410
Average net sales per case	$9.25	$9.09	$9.24	$9.14

1Excludes Other segment net sales of $5.9 million and $6.6 million for the three-months ended September 30, 2019 and 2018, respectively, comprised of net sales of AFF Third-Party Products to independent third-party customers, as these sales do not have unit case equivalents. Excludes Other segment net sales of $17.0 million and $17.9 million for the nine-months ended September 30, 2019 and 2018, respectively, comprised of net sales of AFF Third-Party Products to independent third-party customers, as these sales do not have unit case equivalents.

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Our Business” for additional information related to the increase in sales.

Liquidity and Capital Resources

Cash flows provided by operating activities.  Cash provided by operating activities was $821.1 million for the nine-months ended September 30, 2019, as compared with cash provided by operating activities of $821.4 million for the nine-months ended September 30, 2018.

For the nine-months ended September 30, 2019, cash provided by operating activities was primarily attributable to net income earned of $852.9 million and adjustments for certain non-cash expenses, consisting of $47.8 million of depreciation and amortization and $46.9 million of stock-based compensation. For the nine-months ended September 30, 2019, cash provided by operating activities also increased due to a $69.5 million increase in accounts payable, a $55.8 million increase in accrued promotional allowances, a $10.3 million increase in income taxes payable, a $6.2 million decrease in prepaid income taxes and a $5.8 million decrease in distributor receivables. For the nine-months ended September 30, 2019, cash used in operating activities was primarily attributable to a $179.8 million increase in accounts receivable, a $44.9 million increase in inventories, a $19.6 million decrease in deferred revenue, a $16.1 million increase in prepaid expenses and other assets, a $9.6 million decrease in accrued liabilities and a $3.9 million decrease in accrued compensation.

For the nine-months ended September 30, 2018, cash provided by operating activities was primarily attributable to net income earned of $753.9 million and adjustments for certain non-cash expenses, consisting of $42.4 million of stock-based compensation and $42.5 million of depreciation and other amortization. For the nine-months ended September 30, 2018, cash provided by operating activities also increased due to a $96.5 million decrease in prepaid income taxes, a $48.7 million increase in accrued promotional allowances, a $39.6 million increase in accounts payable, a $16.5 million increase in accrued liabilities, a $7.8 million decrease in distributor receivables and a $1.6 million increase in other liabilities. For the nine-months ended September 30, 2018, cash used in operating activities was primarily attributable to a $181.7 million increase in accounts receivable, a $16.5 million increase in prepaid expenses and other assets, a $13.9 million decrease in deferred revenue, a $10.3 million increase in inventories, a $4.4 million decrease in accrued compensation and a $1.4 million decrease in income taxes payable.

Cash flows (used in) provided by investing activities. Cash used in investing activities was $328.2 million for the nine-months ended September 30, 2019 as compared to cash provided by investing activities of $154.1 million for the nine-months ended September 30, 2018.

For both the nine-months ended September 30, 2019 and 2018, cash provided by investing activities was primarily attributable to sales of available-for-sale investments. For both the nine-months ended September 30, 2019 and 2018, cash used in investing activities was primarily attributable to purchases of available-for-sale investments. For both the nine-months ended September 30, 2019 and 2018, cash used in investing activities also included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software, equipment used for sales and administrative activities, certain leasehold improvements, as well as acquisitions of and/or improvements to real property. We expect to continue to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, leasehold improvements, the acquisition of capital equipment (specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products) to develop our brand in international markets and for other corporate purposes. From time to time, we may also use cash to purchase additional real property related to our beverage business and/or acquire compatible businesses.

Cash flows used in financing activities.  Cash used in financing activities was $405.3 million for the nine-months ended September 30, 2019 as compared to cash used in financing activities of $782.2 million for the nine-months ended September 30, 2018. The cash used in financing activities for both the nine-months ended September 30, 2019 and 2018 was primarily the result of the repurchases of our common stock. The cash provided by financing activities for both the nine-months ended September 30, 2019, and 2018 was primarily attributable to the issuance of our common stock under our stock-based compensation plans.

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

Cash and cash equivalents, short-term and long-term investments.  At September 30, 2019, we had $717.6 million in cash and cash equivalents, $587.4 million in short-term investments and $14.4 million in long-term investments. We have historically invested these amounts in U.S. treasuries, U.S. government agency securities and municipal securities, commercial paper, certificates of deposit, variable rate demand notes and money market funds meeting certain criteria. We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical organizations) in selecting and maintaining our investments. We regularly assess market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Of our $717.6 million of cash and cash equivalents held at September 30, 2019, $420.8 million was held by our foreign subsidiaries. No short-term or long-term investments were held by our foreign subsidiaries at September 30, 2019.

We believe that cash available from operations, including our cash resources and access to credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of capital assets, purchases of equipment, purchases of real property and purchases of shares of our common stock, through at least the next 12 months. Based on our current plans, at this time we estimate that capital expenditures are likely to be less than $150.0 million through September 30, 2020. However, future business opportunities may cause a change in this estimate.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of September 30, 2019:

	Payments due by period (in thousands)
		Less than	1-3	3-5	More than
Obligations	Total	1 year	years	years	5 years

Contractual Obligations[1]	$171,556	$97,659	$67,097	$6,800	$-
Finance Leases	1,865	1,865	-	-	-
Operating Leases	26,361	3,771	5,476	3,648	13,466
Purchase Commitments[2]	29,258	29,258	-	-	-
	$229,040	$132,553	$72,573	$10,448	$13,466

1Contractual obligations include our obligations related to sponsorships and other commitments.

2Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms, but are generally satisfied within one year.

In addition, approximately $6.2 million of unrecognized tax benefits have been recorded as liabilities as of September 30, 2019. It is expected that the amount of unrecognized tax benefits will not significantly change within the next 12 months. As of September 30, 2019, we had $1.4 million of accrued interest and penalties related to unrecognized tax benefits.

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

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside our control, and involve a number of risks, uncertainties and other factors, that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

●	We have extensive commercial arrangements with TCCC and, as a result, our future performance is substantially dependent on the success of our relationship with TCCC;
●	The impact of TCCC’s bottlers/distributors distributing Coca-Cola brand energy drinks;
●	The effect of TCCC being one of our significant shareholders and the potential divergence of TCCC’s interests from those of our other shareholders;

●	The effect of TCCC’s refranchising initiative to transition from a TCCC owned system to an independent bottling system, including our ability to maintain relationships with TCCC system bottlers/distributors and manage their ongoing commitment to focus on our products;
●	The possible slowing of and/or decline in the sales growth rates of the domestic and international energy drink categories and/or the U.S. convenience store market generally;
●	Disruption in distribution or sales and/or decline in sales due to the termination and/or appointment of existing and/or new domestic and/or international distributors;
●	Lack of anticipated demand for our products in domestic and/or international markets;
●	Fluctuations in the inventory levels of our bottlers/distributors, planned or otherwise, and the resultant impact on our revenues;
●	Unfavorable regulations, including taxation requirements, age restrictions imposed on the sale, purchase, or consumption of our products, marketing restrictions, product registration requirements, tariffs, trade restrictions, container size limitations and/or ingredient restrictions;
●	The effect of inquiries from, and/or actions by, state attorneys general, the Federal Trade Commission (the “FTC”), the Food and Drug Administration (the “FDA”), municipalities, city attorneys, other government agencies, quasi-government agencies, government officials (including members of U.S. Congress) and/or analogous central and local agencies and other authorities in the foreign countries in which our products are manufactured and/or distributed, into the advertising, marketing, promotion, ingredients, sale and/or consumption of our energy drink products, including voluntary and/or required changes to our business practices;
●	Our ability to comply with regulations and evolving industry standards regarding consumer privacy and data use and security, including with respect to the General Data Protection Regulation approved by the European Union;
●	Our ability to achieve profitability from certain of our operations outside the United States;
●	Our ability to manage legal and regulatory requirements in foreign jurisdictions, potential difficulties in staffing and managing foreign operations and potentially higher incidence of fraud or corruption and credit risk of foreign customers and/or distributors;
●	Our ability to produce our products in international markets in which they are sold, thereby reducing freight costs and/or product damages;
●	Our ability to absorb, reduce, or pass on to our bottlers/distributors increases in freight costs;
●	Our ability to effectively manage our inventories and/or our accounts receivables;
●	Our foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities denominated in currencies other than the U.S. dollar, which will continue to increase as foreign sales increase;
●	The impact of Brexit on our business in the United Kingdom and in Continental Europe;
●	Changes in accounting standards may affect our reported profitability;
●	Implications of the Tax Reform Act;
●	Any proceedings which may be brought against us by the Securities and Exchange Commission (the “SEC”), the FDA, the FTC or other governmental agencies or bodies;
●	The outcome and/or possibility of future shareholder derivative actions or shareholder securities litigation that may be filed against us and/or against certain of our officers and directors, and the possibility of other private shareholder litigation;
●	The outcome of product liability or consumer fraud litigation and/or class action litigation (or its analog in foreign jurisdictions) regarding the safety of our products and/or the ingredients in and/or claims made in connection with our products and/or alleging false advertising, marketing and/or promotion, and the possibility of future product liability and/or class action lawsuits;
●	The outcome of any other litigation;
●	Unfavorable resolution of tax matters;
●	Uncertainty and volatility in the domestic and global economies, including risk of counterparty default or failure;
●	Our ability to address any significant deficiencies or material weakness in our internal controls over financial reporting;
●	Our ability to continue to generate sufficient cash flows to support our expansion plans and general operating activities;
●	Decreased demand for our products resulting from changes in consumer preferences, obesity and other perceived health concerns, including concerns relating to certain ingredients in our products or packaging, product safety concerns and/or from decreased consumer discretionary spending power;
●	Adverse publicity surrounding obesity and health concerns related to our products, water usage, environmental impact, human rights and labor and workplace laws;
●	Changes in demand that are weather related and/or for other reasons, including changes in product category consumption;

●	Changes in cost and availability of certain key ingredients, as well as disruptions to the supply chain, as a result of climate change and extreme weather conditions;
●	The impact on our business of competitive products and pricing pressures and our ability to gain or maintain our share of sales in the marketplace as a result of actions by competitors, including unsubstantiated and/or misleading claims, false advertising claims and tortious interference, as well as competitors selling misbranded products;
●	The impact on our business of trademark and trade dress infringement proceedings brought against us relating to our Reign Total Body FuelTM high performance energy drinks;
●	Our ability to introduce new products;
●	Our ability to implement and/or maintain price increases;
●	An inability to achieve volume growth through product and packaging initiatives;
●	Our ability to sustain the current level of sales and/or achieve growth for our Monster Energy® brand energy drinks and/or our other products, including the Strategic Brands acquired from TCCC;
●	The impact of criticism of our energy drink products and/or the energy drink market generally and/or legislation enacted (whether as a result of such criticism or otherwise) that restricts the marketing or sale of energy drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limits caffeine content in beverages, requires certain product labeling disclosures and/or warnings, imposes excise and/or sales taxes, limits product sizes and/or imposes age restrictions for the sale of energy drinks;
●	Our ability to comply with and/or resulting lower consumer demand for energy drinks due to proposed and/or future U.S. federal, state and local laws and regulations and/or proposed or existing laws and regulations in certain foreign jurisdictions and/or any changes therein, including changes in taxation requirements (including tax rate changes, new tax laws, new and/or increased excise, sales and/or other taxes on our products and revised tax law interpretations) and environmental laws, as well as the Federal Food, Drug, and Cosmetic Act and regulations or rules made thereunder or in connection therewith by the FDA, as well as changes in any other food, drug or similar laws in the United States and internationally, especially those changes that may restrict the sale of energy drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limit caffeine content in beverages, require certain product labeling disclosures and/or warnings, impose excise taxes, impose sugar taxes, limit product sizes, or impose age restrictions for the sale of energy drinks, as well as laws and regulations or rules made or enforced by the Bureau of Alcohol, Tobacco, Firearms and Explosives and/or the FTC or their foreign counterparts;
●	Our ability to satisfy all criteria set forth in any model energy drink guidelines, including, without limitation, those adopted by the American Beverage Association, of which the Company is a member, and/or any international beverage association and the impact on the Company of such guidelines;
●	Disruptions in the timely import or export of our products and/or ingredients due to port strikes and related labor issues;
●	The effect of unfavorable or adverse public relations, press, articles, comments and/or media attention;
●	Changes in the cost, quality and availability of containers, packaging materials, aluminum, the Midwest and other premiums, raw materials and other ingredients and juice concentrates, and our ability to obtain and/or maintain favorable supply arrangements and relationships and procure timely and/or sufficient production of all or any of our products to meet customer demand;
●	Any shortages that may be experienced in the procurement of containers and/or other raw materials including, without limitation, aluminum cans generally, PET containers used for our Monster Hydro® energy drinks and 24-ounce aluminum cap cans;
●	The impact on our cost of sales of corporate activity among the limited number of suppliers from whom we purchase certain raw materials;
●	Our ability to pass on to our customers all or a portion of any increases in the costs of raw materials, ingredients, commodities and/or other cost inputs affecting our business;
●	Our ability to achieve both internal domestic and international forecasts, which may be based on projected volumes and sales of many product types and/or new products, certain of which are more profitable than others; there can be no assurance that we will achieve projected levels of sales as well as forecasted product and/or geographic mixes;
●	Our ability to penetrate new domestic and/or international markets and/or gain approval or mitigate the delay in securing approval for the sale of our products in various countries;
●	Economic or political instability in one or more of our international markets;
●	The effectiveness of sales and/or marketing efforts by us and/or by the full service bottlers/distributors of our products, most of whom distribute products that may be regarded as competitive with our products;

●	Unilateral decisions by full service bottlers/distributors, convenience chains, grocery chains, mass merchandisers, specialty chain stores, club stores and other customers to discontinue carrying all or any of our products that they are carrying at any time, restrict the range of our products they carry and/or devote less resources to the sale of our products;
●	The effects of retailer consolidation on our business;
●	The costs and/or effectiveness, now or in the future, of our advertising, marketing and promotional strategies;
●	The success of our sports marketing endeavors both domestically and internationally;
●	Unforeseen economic and political changes and local or international catastrophic events;
●	Possible recalls of our products and/or defective production;
●	Our ability to make suitable arrangements and/or procure sufficient capacity for the co-packing of any of our products both domestically and internationally, the timely replacement of discontinued co-packing arrangements and/or limitations on co-packing availability, including for retort production;
●	Our ability to make suitable arrangements for the timely procurement of non-defective raw materials;
●	Our inability to protect and/or the loss of our intellectual property rights and/or our inability to use our trademarks, trade names or designs and/or trade dress in certain countries;
●	Volatility of stock prices which may restrict stock sales, stock purchases or other opportunities as well as negatively impact the motivation of equity award grantees;
●	Provisions in our organizational documents and/or control by insiders which may prevent changes in control even if such changes would be beneficial to other stockholders;
●	The failure of our bottlers and/or contract packers to manufacture our products on a timely basis or at all;
●	Exposure to significant liabilities due to litigation, legal or regulatory proceedings;
●	Any disruption in and/or lack of effectiveness of our information technology systems, including a breach of cyber security, that disrupts our business or negatively impacts customer relationships; and
●	Recruitment and retention of senior management, other key employees and our employee base in general.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three-months ended September 30, 2019 compared with the disclosures in Part II, Item 7A of our Form 10-K.

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

Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 7, 2018, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “August 2018 Repurchase Plan”). During the three-months ended September 30, 2019, the Company purchased 0.4 million shares of common stock at an average purchase price of $58.32 per share, for a total amount of $20.6 million (excluding broker commissions), which exhausted the availability under the August 2018 Repurchase Plan. Such shares are included in common stock in treasury in the accompanying condensed consolidated balance sheet at September 30, 2019.

On February 26, 2019, the Company’s Board of Directors authorized a new share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “February 2019 Repurchase Plan”). During the three-months ended September 30, 2019, the Company purchased 4.0 million shares of common stock at an average purchase price of $58.62 per share, for a total amount of $233.7 million (excluding broker commissions), under the February 2019 Repurchase Plan. Such shares are included in common stock in treasury in the accompanying condensed consolidated balance sheet at September 30, 2019. As of November 6, 2019, $36.6 million remained available for repurchase under the February 2019 Repurchase Plan.

On November 6, 2019, the Company’s Board of Directors authorized a new share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock and, accordingly, the aggregate amount available to repurchase the Company’s common stock is currently $536.6 million.

The following tabular summary reflects the Company’s repurchase activity during the quarter ended September 30, 2019:

				Maximum Number (or
				Approximate Dollar
			Total Number of	Value) of Shares that
			Shares Purchased	May Yet Be Purchased
	Total Number		as Part of Publicly	Under the Plans or
	of Shares	Average Price	Announced Plans	Programs (In
Period	Purchased	per Share¹	or Programs	thousands)²
Jul 1 – Jul 31, 2019	—	$—	—	$520,610
Aug 1 – Aug 31, 2019	78,699	$55.56	78,699	$516,236
Sep 1 - Sep 30, 2019	4,261,205	$58.65	4,261,205	$266,237

¹Excluding broker commissions paid.

²Net of broker commissions paid.

During the three-months ended September 30, 2019, no shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due.

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

101*

The following financial information from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Income for the three- and nine-months ended September 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Income for the three- and nine-months ended September 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the nine-months ended September 30, 2019 and 2018, (v) Condensed Consolidated Statements of Cash Flows for the nine-months ended September 30, 2019 and 2018, and (vi) the Notes to Condensed Consolidated Financial Statements.

104*

The cover page from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION
Registrant

Date: November 7, 2019	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors
and Chief Executive Officer