Form 10-K
period 2019-12-31
Monster Beverage Corp
filed 2020-02-28
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 001-18761

MONSTER BEVERAGE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	47-1809393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 Monster Way
Corona, California 92879

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (951) 739 - 6200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.005 par value per share	MNST	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑  No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ◻  No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ◻
Non-accelerated filer ◻	Smaller reporting company ☐
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $31,534,998,627 computed by reference to the closing sale price for such stock on the Nasdaq Global Select Market on June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock, $0.005 par value per share (being the only class of common stock of the registrant), outstanding on February 20, 2020 was 536,896,142 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Commission pursuant to Regulation 14A in connection with the registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2019.

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

Overview

We develop, market, sell and distribute energy drink beverages and concentrates for energy drink beverages, primarily under the following brand names:

●     Monster Energy®

●     Monster Energy Ultra®

●     Monster Rehab®

●     Monster MAXX®

●     Java Monster®

●     Muscle Monster®

●     Espresso Monster®

●     Punch Monster®

●     Juice Monster®

●     Monster Hydro®

●     Monster HydroSport Super Fuel®

●     Monster Dragon Tea®

●     Caffé Monster®

●     Reign Total Body FuelTM

●     Reign InfernoTM Thermogenic Fuel

● NOS® ● Full Throttle® ● Burn® ● Mother® ● Nalu® ● Ultra Energy® ● Play® and Power Play® (stylized) ● Relentless® ● BPM® ● BU® ● Gladiator® ● Samurai® ● Live+® ● Predator®

Industry Overview

The “alternative” beverage category combines non-carbonated, ready-to-drink iced teas, lemonades, juice cocktails, single-serve juices and fruit beverages, ready-to-drink dairy and coffee drinks, energy drinks, sports drinks and single-serve still waters (flavored, unflavored and enhanced) with “new age” beverages, including sodas that are considered natural, sparkling juices and flavored sparkling beverages. According to Beverage Marketing Corporation, domestic U.S. wholesale sales in 2019 for the “alternative” beverage category of the market are estimated at approximately $58.6 billion, representing an increase of approximately 5.7% over estimated domestic U.S. wholesale sales in 2018 of approximately $55.5 billion.

Reportable Segments

We have three operating and reportable segments; (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is primarily comprised of our Monster Energy® drinks and Reign Total Body FuelTM high performance energy drinks, (ii) Strategic Brands segment (“Strategic Brands”), which is comprised primarily of the various energy drink brands acquired from The Coca-Cola Company (“TCCC”) in 2015, as well as our affordable energy brands, and (iii) Other segment (“Other”), which is comprised of certain products sold by American Fruits and Flavors, LLC (“AFF”), a wholly-owned subsidiary, to independent third-party customers (the “AFF Third-Party Products”). Corporate and unallocated amounts that do not specifically relate to a reportable segment have been allocated to “Corporate and unallocated.”

Our Monster Energy® Drinks segment primarily generates net operating revenues by selling ready-to-drink packaged energy drinks primarily to bottlers and full service beverage distributors. In some cases, we sell directly to retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, drug stores, foodservice customers, value stores, e-commerce retailers and the military.

Our Strategic Brands segment primarily generates net operating revenues by selling “concentrates” and/or “beverage bases” to authorized bottling and canning operations. Such bottlers generally combine the concentrates and/or beverage bases with sweeteners, water and other ingredients to produce ready-to-drink packaged energy drinks. The ready-to-drink packaged energy drinks are then sold to other bottlers, full service distributors or retailers, including, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, foodservice customers, drug stores, value stores, e-commerce retailers and the military. To a lesser extent, our Strategic Brands segment generates net operating revenues by selling certain ready-to-drink packaged energy drinks to bottlers and full service beverage distributors.

Generally, the Monster Energy® Drinks segment generates higher per case net operating revenues, but lower per case gross profit margin percentages than the Strategic Brands segment.

For certain risks with respect to our energy drinks see “Part I, Item 1A – Risk Factors” below.

Corporate History

In the 1930s, Hubert Hansen and his sons started a business selling fresh non-pasteurized juices in Los Angeles, California. In 1977, Tim Hansen, one of the grandsons of Hubert Hansen, perceived a demand for shelf stable pasteurized natural juices and juice blends and formed Hansen Foods, Inc. (“HFI”). HFI expanded its product line from juices to include Hansen’s Natural Soda® brand sodas. In 1990, California Co-Packers Corporation (d/b/a Hansen Beverage Company) (“CCC”) acquired certain assets of HFI, including the right to market the Hansen’s® brand name. In 1992, Hansen Natural Corporation acquired the Hansen’s® brand natural soda and apple juice business from CCC. Under our ownership, the Hansen’s® beverage business significantly expanded to include a wide range of beverages within the growing “alternative” beverage category including, in particular, energy drinks. In 2012, we changed our name from Hansen Natural Corporation to Monster Beverage Corporation. In 2015, we acquired various energy brands from TCCC and disposed of our non-energy drink business. In 2016, we completed our acquisition of flavor supplier and long-time business partner AFF.

2019 Product Introductions

During 2019, we continued to expand our existing portfolio of drinks and further develop our distribution markets. During 2019, we introduced the following products:

●	BPM® Sour Twist
●	BU® Island Punch
●	Burn® Sour Twist
●	Espresso Monster® Salted Caramel
●	Java Monster® Farmer’s Oats
●	Java Monster® Swiss Chocolate (U.S. national launch)
●	Monster Dragon Tea® Green Tea
●	Monster Dragon Tea® Yerba Mate
●	Monster Energy Ultra Paradise®
●	Monster HydroSport Super Fuel® Charge
●	Monster HydroSport Super Fuel® Hang Time
●	Monster HydroSport Super Fuel® Striker
●	Monster MAXX® Mango Matic

●	Monster MAXX® Rad Red
●	Monster Mule® (U.S. national launch)
●	Mother® Epic Swell
●	Mother® Tropical Blast
●	Nalu® Frost
●	Nalu® Refresh
●	NOS® Power Punch
●	NOS® Sonic Sour
●	Predator® Mean Green
●	Predator® Red Dawn
●	Reign Total Body FuelTM Carnival Candy
●	Reign Total Body FuelTM Lemon Hdz
●	Reign Total Body FuelTM Mang-O-Matic
●	Reign Total Body FuelTM Melon Mania
●	Reign Total Body FuelTM Orange Dreamsicle
●	Reign Total Body FuelTM Peach Fizz
●	Reign Total Body FuelTM Razzle Berry
●	Reign Total Body FuelTM Sour Apple
●	Reign Total Body FuelTM Strawberry Sublime
●	Relentless® Sour Twist
●	Ultra Energy® Apple Kiwi

In the normal course of business, we discontinue certain products and/or product lines. Those products or product lines discontinued in 2019, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Products – Monster Energy® Drinks Segment

Monster Energy® Drinks - a line of carbonated energy drinks. Our Monster Energy® drinks contain vitamins, minerals, nutrients, herbs and other ingredients (collectively, “supplement ingredients”) and are marketed through our full service distributor network. We offer the following energy drinks under the Monster Energy® drink product line: Monster Energy®, Lo-Carb Monster Energy®, Monster Assault®, Monster Energy® Fury®, Juice Monster® Khaos®, Juice Monster® Ripper®, Juice Monster® Pipeline Punch®, Juice Monster® Mango Loco®, Juice Monster® Pacific Punch®, Monster Energy® Absolutely Zero, Monster Energy® Import, Monster Energy® Export, Punch Monster® Baller’s Blend®, Punch Monster® Mad Dog, M3(stylized)®, Monster Energy® Super Concentrate, Monster Mule®, Monster Cuba Libre®, Monster Energy Zero Ultra®, Monster Energy Ultra Blue®, Monster Energy Ultra Red®, Monster Energy Ultra Black®, Monster Energy Ultra Paradise®, Monster Energy Ultra Sunrise®, Monster Energy Ultra Citron®, Monster Energy Ultra Violet®, Monster Energy® Gronk, Monster Energy® Valentino Rossi and Monster Energy® Lewis Hamilton 44.

Caffé Monster® Energy Coffee Drinks – a line of non-carbonated, 100% Arabica coffee, reduced fat, dairy based energy coffee drinks. We offer the following energy coffee drinks under the Caffé Monster® product line: Vanilla, Salted Caramel and Mocha.

Espresso Monster® Espresso + Energy Drinks – a line of non-carbonated dairy based espresso + energy drinks. We offer the following espresso + energy drinks under the Espresso Monster® product line: Espresso and Cream, Salted Caramel and Vanilla Espresso.

Java Monster® Coffee + Energy Drinks – a line of non-carbonated dairy based coffee + energy drinks. We offer the following coffee + energy drinks under the Java Monster® product line: Java Monster® Farmer's Oats, Java Monster® Irish Blend®, Java Monster® Kona Blend, Java Monster® Loca Moca®, Java Monster® Mean Bean®, Java Monster® Salted Caramel, Java Monster® Swiss Chocolate and Java Monster® Vanilla Light.

Monster Dragon Tea® Energy Teas – a line of non-carbonated energy teas. We offer the following energy teas under the Monster Dragon Tea® product line: Green Tea, White Tea and Yerba Mate.

Monster Hydro® – a line of non-carbonated, lightly sweetened refreshment + energy drinks. We offer the following refreshment + energy drinks under the Monster Hydro® product line: Blue Ice®, Manic Melon®, Mean Green®, Purple Passion®, Tropical Thunder® and Zero Sugar.

Monster HydroSport Super Fuel® – a zero sugar line of non-carbonated, advanced hydration + energy drinks with BCAA’s. We offer the following advanced hydration + energy drinks under the Monster HydroSport Super Fuel® product line: Charge, Hang Time and Striker.

Monster MAXX® Energy Drinks – a line of carbonated energy drinks containing nitrous oxide. We offer the following energy drinks under the Monster MAXX® product line: Eclipse, Mango Matic, Rad Red, Solaris and Super Dry.

Monster Rehab® Tea + Energy Drinks – a line of non-carbonated energy drinks with electrolytes. We offer the following tea + energy drinks under the Monster Rehab® drink line: Monster Rehab® Tea + Lemonade + Energy, Monster Rehab® Tea + Orangeade + Energy, Monster Rehab® Peach Tea + Energy, Monster Rehab® Raspberry Tea + Energy and Monster Rehab® White Dragon Tea + Energy.

Muscle Monster® Energy Shakes – a line of non-carbonated energy shakes containing 27-grams of protein. We offer the following energy shakes under the Muscle Monster® Energy Shakes product line: Chocolate and Vanilla.

Reign Total Body FuelTM High Performance Energy Drinks – a line of high performance energy drinks with BCAA’s, B vitamins, electrolytes and CoQ10 with zero sugar. We offer the following high performance energy drinks under the Reign Total Body FuelTM product line: Carnival Candy, Lemon Hdz, Mang-O-Matic, Melon Mania, Orange Dreamsicle, Peach Fizz, Razzle Berry, Sour Apple and Strawberry Sublime.

Reign InfernoTM Thermogenic Fuel – a line of high performance energy drinks with a thermogenic performance blend in addition to BCAA’s, B vitamins, electrolytes, and CoQ10 with zero sugar. We offer the following high performance energy drinks under the Reign InfernoTM Thermogenic Fuel product line: Jalapeno Strawberry, Red Dragon and True BLU.

Products – Strategic Brands Segment

BPM® – a line of carbonated energy drinks. We offer the following energy drinks under the BPM® product line: Focus Berry Red, Hydrate Citrus Green, Sour Twist and Zero Orange.

BU® – a line of carbonated energy drinks. We offer the following energy drinks under the BU® product line: Island Punch and Original.

Burn® – a line of carbonated energy drinks. We offer the following energy drinks under the Burn® product line: Apple Kiwi, Blue, Cherry, Lemon Ice, Mango, Original, Passion Punch, Sour Twist and Zero.

Full Throttle® – a line of carbonated energy drinks. We offer the following energy drinks under the Full Throttle® product line:  Blue Agave and Citrus.

Gladiator® – a line of carbonated energy drinks. We offer the following energy drink under the Gladiator® product line: Original.

Live+® – a line of carbonated energy drinks.  We offer the following energy drinks under the Live+® product line:  Ascend, Ignite and Persist.

Mother® – a line of carbonated energy drinks. We offer the following energy drinks under the Mother® product line: Epic Swell, Frosty Berry, Kicked Apple®, Original, Passion, Sugar Free and Tropical BlastTM.

Nalu® – a line of carbonated energy drinks. We offer the following energy drinks under the Nalu® product line: Exotic, Frost, Original, Passion and Refresh.

NOS® – a line of carbonated energy drinks. We offer the following energy drinks under the NOS® product line: Charged Citrus, Cherried Out, GT Grape, Nitro Mango, Original, Power Punch, Sonic Sour, Sugar Free and Turbo.

Play® and Power Play® (stylized) – a line of carbonated energy drinks. We offer the following energy drinks under the Play® and Power Play® (stylized) product line: Apple Kiwi, Mango, Passion Fruit, Original and Sugar Free.

Predator® – a line of affordable carbonated energy drinks. We offer the following energy drinks under the Predator® product line: Gold Strike, Mean Green, Purple Rain and Red Dawn.

Relentless® – a line of carbonated energy drinks.  We offer the following energy drinks under the Relentless® product line: Apple Kiwi, Cherry, Lemon Ice, Mango, Origin, Passion Punch, Sour Twist and Zero.

Samurai® – a line of carbonated energy drinks.  We offer the following energy drinks under the Samurai® product line: Fruity and Strawberry.

Ultra Energy® – a line of carbonated energy drinks.  We offer the following energy drinks under the Ultra Energy® product line: Apple Kiwi, Fury, Mango, Original and Passion Punch.

Products – Other Segment

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

Products – Packaging

Our products are packaged in a variety of different package types and sizes including, but not limited to, aluminum cans, aluminum cap cans, sleek aluminum cans, aluminum cans with re-sealable ends as well as polyethylene terephthalate (PET) plastic bottles and to a limited extent glass bottles.

Manufacture and Distribution

We do not directly manufacture finished goods, but instead outsource the manufacturing process to third-party bottlers and contract packers.

AFF develops and manufactures the primary flavors for our Monster Energy® Drinks segment. We also purchase flavors, concentrates, sweeteners, juices, supplement ingredients, cans, bottles, caps, labels, trays, boxes and other ingredients for our beverage products from ingredient suppliers, which are delivered to our various third-party bottlers and co-packers. In some cases, certain common supplies may be purchased by our various third-party bottlers and co-packers. Depending on the product, the third-party bottlers or co-packers add filtered water and/or other ingredients (including supplement ingredients) for the manufacture and packaging of the finished products into our approved containers in accordance with our recipes and formulas. Depending on the beverage, the bottler/packer may also add carbonation to the products as part of the production process.

For our Strategic Brands segment, we primarily purchase concentrates and/or beverage bases from ingredient suppliers, which are then sold to certain of our various third-party bottlers/distributors. The third-party bottlers/distributors are responsible for the manufacture and packaging of the finished products, including the procurement of all other required ingredients and packaging materials. For certain limited products in the Strategic Brands segment, we may purchase flavors, concentrates, sweeteners, juices, supplement ingredients, cans, bottles, caps, labels, trays, boxes and other ingredients for our Strategic Brand products from our suppliers, which are delivered to our various third-party bottlers and co-packers. In some cases, certain common supplies may be purchased by our various third-party bottlers and co-packers. Depending on the product, the third-party bottlers or co-packers add filtered water and/or other ingredients (including supplement ingredients), for the manufacture and packaging of the finished products into our approved containers in accordance with our recipes and formulas. Depending on the beverage, the bottler/co-packer may also add carbonation to the products as part of the production process.

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

In some instances, subject to agreement, certain equipment may be purchased exclusively by us and/or jointly with our co-packers, and installed at their facilities to enable them to produce certain of our products. In certain cases, such equipment remains our property and is required to be returned to us upon termination of the packing arrangements with such co-packers, unless we are reimbursed by the co-packer at the then book value or via a per-case credit over a pre-determined number of cases that are produced at the facilities concerned.

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

Our ability to estimate demand for our products is imprecise, particularly with new products, and may be less precise during periods of rapid growth, particularly in new markets. If we materially underestimate demand for our products and/or are unable to secure sufficient ingredients or raw materials including, but not limited to, aluminum cans, aluminum cap cans, sleek aluminum cans, aluminum cans with re-sealable ends, PET plastic bottles, caps, labels, flavors, juice concentrates, coffee, tea, supplement ingredients, other ingredients and certain sweeteners, and/or procure adequate packing arrangements and/or obtain adequate or timely shipment of our products, we might not be able to satisfy demand on a short-term basis. (See “Part I, Item 1A – Risk Factors”).

Our production arrangements are generally of short duration or are terminable upon request. For many of our products, including certain of our Monster Energy® brand energy drinks, our Java Monster® product line, our Espresso Monster® product line, our Caffé Monster®  product line, our Monster Hydro® product line, our Monster HydroSport Super Fuel® product line, our Muscle Monster® product line, our Monster MAXX® product line, our Juice Monster® product line, our Reign Total Body FuelTM product line, our Reign InfernoTM Thermogenic Fuel product line and certain of our other products, there are limited co-packing facilities in our domestic and international markets with adequate capacity and/or suitable equipment to package our products. We believe a short disruption or delay in production would not significantly affect our revenues; however, as alternative co-packing facilities in our domestic and international markets with adequate long-term capacity may not be available for such products, either at commercially reasonable rates and/or within a reasonably short time period, if at all, a lengthy disruption or delay in production of any of such products could significantly affect our revenues.

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

Distribution Agreements

During 2019, we continued to expand distribution of our products in both our domestic and international markets.

Distribution levels vary by product and geographic location. Net sales outside the United States were $1.33 billion, $1.09 billion and $909.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Certain of our material distribution arrangements for our Monster Energy® brand energy drinks, as amended from time to time, are described below:

(a)	Amended and Restated Distribution Coordination Agreement with TCCC, pursuant to which we have designated, and in the future may designate, subject to TCCC’s approval, territories in Canada and the United States in which bottlers from TCCC’s network of wholly or partially-owned and independent bottlers (the “TCCC North American Bottlers”) will distribute and sell, or continue to distribute and sell, our Monster Energy® brand energy drinks.

(b)	Amended and Restated Distribution Agreement with Coca-Cola Refreshments (“CCR”), pursuant to which CCR distributes, directly and through certain sub-distributors, our Monster Energy® brand energy drinks in a large portion of the United States. As of March 1, 2018, all of the territory previously falling under the Amended and Restated Distribution Agreement with CCR has been assigned by CCR to various TCCC network bottlers in the United States, including Coca-Cola Consolidated, Inc. and Reyes Coca-Cola Bottling, LLC.
(c)	Amended and Restated International Distribution Coordination Agreement with TCCC, pursuant to which we have designated, and in the future may designate, countries, or territories within countries, in which we wish to appoint TCCC network bottlers to distribute and sell our Monster Energy® brand energy drinks, subject to TCCC’s approval. In February 2020, the Amended and Restated International Distribution Coordination Agreement with TCCC was renewed for an additional five year term.
(d)	Additionally, we have entered into distribution agreements for certain of our Monster Energy® products with various TCCC network bottlers, both in the United States and internationally.

As of December 31, 2019, all distribution territories in the U.S. have been transitioned to TCCC network bottlers.

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

Raw Materials and Suppliers

The principal raw materials used in the manufacturing of our products are aluminum cans, aluminum cap cans, sleek aluminum cans, aluminum cans with re-sealable ends, PET plastic bottles, caps, as well as flavors, juice concentrates, glucose, sugar, sucralose, milk, cream, protein, coffee, tea, supplement ingredients and other packaging materials, the costs of which are subject to fluctuations.

AFF is the primary flavor supplier for our Monster Energy® brand energy drinks. We also purchase flavors from other suppliers as well as juices, supplement ingredients, glucose, sugar, sucralose, other sweeteners and other ingredients from independent suppliers located in the United States and abroad.

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

We have identified alternative suppliers for many of the ingredients contained in many of our beverages. However, industry-wide shortages of certain flavors, fruits and fruit juices, coffee, tea, dairy-based products, supplement ingredients and sweeteners have been, and could from time to time in the future be, encountered, which could interfere with and/or delay production of certain of our products.

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

Important factors affecting our ability to compete successfully include brand and product image, taste and flavor of products, trade and consumer promotions, rapid and effective development of new and unique cutting edge products, ingredients, attractive and different packaging, brand exposure and marketing as well as pricing. We also rely on our bottlers and full service beverage distributors to allocate more attention to our products than those of our competitors, provide stable and reliable distribution and secure adequate shelf space in retail outlets. Competitive pressures in the “alternative”, energy, coffee and “functional” beverage categories could cause our products to maintain or to lose market share or we could experience price erosion, which could have a material adverse effect on our business and results of operations.

We have experienced and continue to experience competition from new entrants in the energy drink and energy shot categories. A number of companies who market and distribute iced teas, coffees, juice cocktails, enhanced waters and sports drinks in various larger volume packages in glass and plastic bottles (including Bai, Sobe Life Water, BODYARMOR, Vitamin Water, CORE, Snapple, Arizona, Fuse, Ocean Spray, Honest Tea, Gold Peak Tea, Powerade, Gatorade Bolt 24 and Starbucks) and 12- and 16-ounce cans (such as Mountain Dew Kickstart and Mountain Dew Amp Game Fuel), have added supplement ingredients to their products with a view to marketing their products as “functional” or energy beverages or as having “functional” benefits. We believe that many of those products contain lower levels of supplement ingredients, principally deliver refreshment and are positioned differently from our energy or “functional” drinks.

We are also subject to increasing levels of regulatory issues including in relation to the registration and/or taxation of our products in certain new international markets, which may put us at a competitive disadvantage. (See “Government Regulation” below for additional information).

We compete not only for consumer preference, but also for maximum marketing and sales efforts by multi-brand licensed bottlers, brokers and distributors, many of which have a principal affiliation with competing companies and brands. Our products compete with all liquid refreshments and in many cases with products of much larger and in some cases better financed competitors, including the products of numerous nationally and internationally known producers such as TCCC, PepsiCo, Inc. (“PepsiCo”), Keurig Dr. Pepper, Inc. (“KDP”) and Red Bull GmbH. We also compete with companies that are smaller or primarily local in operation. Our products also compete with private-label brands such as those carried by grocery store chains, convenience store chains and club stores.

Domestically, our energy drinks compete directly with Red Bull, Rockstar, Amp, Venom, VPX Redline, Rip It, Xenergy, 5-Hour Energy Shots, MiO Energy, Stacker 2, VPX Bang, V8 + Energy, Uptime, hi*ball, CELSIUS, C4, Coca-Cola Energy and many other brands. PepsiCo also markets and/or distributes additional products in that market segment such as Pepsi Max, Mountain Dew, Mountain Dew Kickstart and Mountain Dew Amp Game Fuel. Internationally, our energy drinks compete with Red Bull (including non-carbonated Red Bull in China and Asia), Rockstar, V-Energy, Lucozade, Coca-Cola Energy and numerous local and private-label brands that usually differ from country to country, such as HELL, Amper, Shock, Tiger, Boost, TNT, Shark, Dragon, Score, Sting, Hot 6, Battery, Bullit, Flash Up, Black, Non-Stop, Bomba, Semtex, Vive 100, Dark Dog, Speed, Guarana, M-150, Lipovitan, Bacchus, Volt, Bolt, Mr. Big, Boom, Raptor, Amp, Fusion, Hi-Tiger, Eastroc Super Drink, Carabao, Power Horse, XL, Crazy Tiger, Effect, Missile, Nocco, Adrenaline Rush, Real Gold, War Horse, BLU, and a host of other international brands.

Our Reign Total Body FuelTM and Reign InfernoTM Thermogenic Fuel high performance energy drinks compete with VPX Bang, Adrenaline Shoc, C4, CELSIUS, Rockstar XDURANCE and Quake in the performance energy category.

Our Java Monster®, Espresso Monster® and Caffé Monster® product lines compete directly with Starbucks Frappuccino, Starbucks Doubleshot, Starbucks Doubleshot Energy Plus Coffee, Starbucks Tripleshot and other Starbucks coffee drinks, Costa Coffee, Rockstar Roasted, Dunkin Donuts, Gold Peak, Stok, High Brew, McCafé, hi*ball, Douwe Egberts Coffee, Emmi CAFFÈ, Bang Keto Coffee, Nescafe and International Delight.

Our Muscle Monster® product line competes directly with Muscle Milk, Core Power, Premier Protein, Kellogg’s Special K Protein, Bolthouse Farms Protein, EAS AdvantEDGE, EAS Myoplex and Gatorade G Series 03 Recover.

Our Monster Hydro® and Monster HydroSport Super Fuel® product lines compete directly with Vitamin Water, Sparkling Ice, Bai, Propel, Vita Coco, Lucozade, Powerade, Gatorade Bolt 24 and BODYARMOR.

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

We increased expenditures for our sales and marketing programs by approximately 10.9% in 2019 compared to 2018. This increase was primarily due to increased expenditures for social media, sponsorships and endorsements as well as advertising. As of December 31, 2019, we employed 2,422 employees in sales and marketing activities, of which 1,273 were employed on a full-time basis.

Customers

Our customers are primarily full service beverage bottlers/distributors, retail grocery, drug and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, foodservice customers, value stores, e-commerce retailers and the military. Percentages of our gross sales to our various customer types for the years ended December 31, 2019, 2018 and 2017 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such bottlers/distributors’ sales to their own customers.

	2019	2018	2017
U.S. full service bottlers/distributors	58%	61%	63%
International full service bottlers/distributors	33%	31%	28%
Club stores, mass merchandisers and e-commerce retailers	7%	6%	7%
Retail grocery, specialty chains and wholesalers	1%	1%	1%
Other	1%	1%	1%

Our customers include Coca-Cola Canada Bottling Limited, Coca-Cola Consolidated, Inc., Coca-Cola Bottling Company United, Inc., Reyes Coca-Cola Bottling, LLC, Great Lakes Coca-Cola Distribution, LLC, Coca-Cola Southwest Beverages LLC, The Coca-Cola Bottling Company of Northern New England, Inc., Swire Pacific Holdings, Inc. (USA), Liberty Coca-Cola Beverages, LLC, Coca-Cola European Partners, Coca-Cola Hellenic, Coca-Cola FEMSA, Coca-Cola Amatil, Swire Coca-Cola (China), COFCO Coca-Cola, Coca-Cola Beverages Africa, Coca-Cola İçecek and certain other TCCC network bottlers, Asahi Soft Drinks, Co., Ltd., Kalil Bottling Group (until March 5, 2019), Big Geyser, Inc. (until April 5, 2019), Wal-Mart, Inc. (including Sam’s Club) and Costco Wholesale Corporation.  A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations.

TCCC, through certain consolidated subsidiaries (the “TCCC Subsidiaries”), accounted for approximately 2%, 3% and 18% of our net sales for the years ended December 31, 2019, 2018 and 2017, respectively. As part of TCCC’s North America Refranchising initiative (the “North America Refranchising”), the territories of certain TCCC Subsidiaries have been transitioned to certain independent TCCC bottlers/distributors and bottlers/distributors which TCCC accounts for under the equity method (the “TCCC Related Parties”). Accordingly, our percentage of net sales to the TCCC Subsidiaries significantly decreased for the years ended December 31, 2019, 2018 and 2017.

Coca-Cola Consolidated, Inc. accounted for approximately 13% of our net sales for the years ended December 31, 2019, 2018 and 2017.

Reyes Coca-Cola Bottling, LLC accounted for approximately 11%, 12% and 6% of the Company’s net sales for the years ended December 31, 2019, 2018 and 2017, respectively.

Coca-Cola European Partners accounted for approximately 10%, 10% and 9% of the Company’s net sales for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Intellectual Property

We presently have more than 12,900 registered trademarks and pending applications in various countries worldwide, and we apply for new trademarks on an ongoing basis. We regard our trademarks, service marks, copyrights, domain names, trade dress and other intellectual property as very important to our business. We consider Monster®, Monster Energy®, ®, Monster Energy Ultra®, Monster Dragon Tea®, Unleash the Beast!®, Mutant®, Monster Rehab®, Java Monster®, Muscle Monster®, Punch Monster®, Juice Monster®, Hydro® (stylized), Monster HydroSport Super Fuel®, Espresso Monster®, Caffé Monster®, Monster MAXX®, Reign Total Body Fuel™, Reign InfernoTM, BU®, Nalu®, NOS®, Full Throttle®, Burn®, Mother®, Ultra Energy®, Play® and Power Play® (stylized), Relentless®, Predator®, Live+® and BPM® to be our core trademarks. We also own the intellectual property of our most important flavors for certain of our Monster Energy® Brand energy drinks in perpetuity.

We have registered Monster®, Monster Energy®, ®, Monster Energy Ultra®, Unleash the Beast!®, Mutant®, Monster Rehab®, Java Monster®, Muscle Monster®, Punch Monster®, Juice Monster®, M Hydro®, Espresso Monster®, Caffé Monster®, Monster MAXX®, BU®, Nalu®, Burn®, Mother®, Play®, Power Play® (stylized), Relentless®, Ultra Energy®, BPM®, Live+®, Reign®, Reign Total Body Fuel® and Reign InfernoTM outside of the United States in certain jurisdictions.

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

Furthermore, legislation may be introduced in the United States and other countries at the federal, state and municipal level in respect of each of the subject areas discussed below.  Public health officials and health advocates are increasingly focused on the public health consequences associated with obesity, especially as it affects children, and are seeking legislative change to reduce the consumption of sweetened beverages. There also has been an increased focus on caffeine content in beverages, as discussed below, and we are seeing some attention to other ingredients in energy drinks.

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

In addition, in May 2016, the U.S. Food and Drug Administration (the “FDA”) revised regulations with respect to serving size information and nutrition labeling on food and beverage products, including a new requirement to disclose the amount of added sugars in such products. These changes went into effect on January 1, 2020, though FDA announced that it will not enforce these provisions for the first six months after that date. Further, in December 2018, the U.S. Department of Agriculture promulgated regulations requiring that, by January 1, 2022, the labels of certain bioengineered foods must include a disclosure that the food is bioengineered. We may incur significant costs to alter our existing packaging materials to comply with these and other new regulations. Additionally, these new regulations may impact, reduce and/or otherwise affect the purchase and consumption of our products by consumers.

Further, the City of San Francisco enacted an ordinance that would require health warnings on advertisements for certain sugar-sweetened beverages, though enforcement has been delayed due to a lawsuit challenging the ordinance. In January 2019, the U.S. Court of Appeals for the Ninth Circuit, sitting en banc, granted a preliminary injunction blocking enforcement of the ordinance, concluding that a First Amendment challenge to the ordinance was likely to succeed on the merits.  In September 2019, two members of the San Francisco Board of Supervisors introduced legislation to amend the ordinance. The district court expressed its intent to assess the possible mootness of the current ordinance in light of the legislative proposal, but has granted the parties’ requests to delay further action pending expected legislative consideration of the proposed amendment.

In July 2012, we received a subpoena from the Attorney General for the State of New York in connection with an investigation relating to the advertising, marketing, promotion, ingredients, usage and sale of our Monster Energy® brand energy drinks. We cannot predict the outcome of this inquiry and what effect, if any, it may have on our business, financial condition or results of operations.

Other countries, such as the member states of the Gulf Cooperation Council, Yemen, Colombia, Brazil, the Dominican Republic, Mexico, and the People’s Republic of China are also considering new labeling requirements, which may require us to amend our labels and warning statements. The United Kingdom Government has also suggested that it may review food labeling laws following the United Kingdom’s departure from the European Union (“Brexit”).

Age and Other Restrictions on Energy Drink Products. Proposals to limit or restrict the sale and/or advertising of energy drinks to minors and/or persons below a specified age, and/or restrict the venues in which energy drinks can be sold, and/or to restrict the use of the Supplemental Nutrition Assistance Program (formerly food stamps) to purchase energy drinks have been raised and/or enacted in certain U.S. states, counties, municipalities and/or in certain foreign countries. For example, in the United States, bills seeking to impose an age restriction on the sale of energy drinks have been introduced in the South Carolina and Connecticut legislatures.  Outside of the United States, for example, Latvia, Lithuania and Turkey prohibit the sale of energy drinks to persons under the age of 18; Canada prohibits the promotion of energy drinks to children 12 years and under; Latvia and Scotland prohibit the sale of energy drinks in educational establishments; and Turkey prohibits the sale or advertising of energy drinks in “collective consumption areas.” Latin American countries such as Chile, Colombia and Brazil are considering age and other sales restrictions on energy drinks, as are other European countries such as the United Kingdom, Romania and Bulgaria, and in the Middle East, there have been discussions of an age restriction for energy drinks.

Excise Taxes on Energy Drinks. Legislation that would impose an excise tax on sweetened beverages has been proposed in the U.S. Congress, in some state legislatures and by some local governments, with excise taxes generally ranging between $0.01 and $0.02 per ounce of sweetened beverage.  Berkeley, California became the first jurisdiction to pass such a measure, and a general tax of $0.01 per ounce on certain sweetened drinks, including energy drinks, became effective on January 1, 2015. Other U.S. jurisdictions (including Albany, Oakland and San Francisco, California; Boulder, Colorado; Philadelphia, Pennsylvania and Seattle, Washington) have passed similar measures, some of which have been challenged in litigation. The imposition of such taxes on our products would increase the cost of certain of our products or, to the extent levied directly on consumers, make certain of our products less affordable. Excise taxes on sweetened beverages already are in effect in certain foreign countries where we do business, such as France, the United Kingdom, Ireland, South Africa and Mexico.  Other countries, including Brazil, are considering similar measures. In addition, legislation has been proposed in certain jurisdictions that would specifically impose excise taxes on energy drinks. For example, Estonia, Poland and Ukraine are considering proposals that would impose an excise tax on energy drinks. Such targeted legislation has been passed in other countries. For instance, on January 1, 2020, a reform to a Mexican excise tax went into effect that expanded the definition of an “energy drink” subject to this tax to include products with any amount of caffeine (the prior version of the tax required a threshold of 20 milligrams of caffeine per 100 millimeters for the tax to be applicable) and “taurine or glucuronolactone or thiamine and/or any other substance that produces similar stimulating effects.”  Hungary has instituted an excise tax to which our products are subject. Bahrain, Saudi Arabia and the United Arab Emirates began applying a selective tax of 100% on energy drinks in 2017, Qatar and Oman began applying the tax in 2019, and there are indications that a similar measure may be enacted in Kuwait.

Limits on Caffeine Content. Legislation has been proposed to limit the amount of caffeine that may be contained in beverages, including energy drinks. Some jurisdictions where we do business have prescribed limited caffeine content for beverages. For example, on January 1, 2013, new requirements took effect in Canada that limited the amount of caffeine contained in any beverage in a single-serving can or bottle to less than 180 milligrams, and imposed limits on the concentration levels for caffeine. We adjusted the caffeine levels in certain of our Monster Energy® products that are sold in Canada to address these regulations, although the majority of our products were unaffected.  In Europe, examples of caffeine restrictions include the Netherlands where there is a limit of 35mg/100ml, and Norway introduced, as of January 1, 2020 (subject to transition periods), a limit of 32mg/100ml.  Caffeine limit restrictions or restrictions on combining caffeine with other ingredients or in particular product sectors (such as performance beverages/sport drinks) have also been implemented or proposed in other jurisdictions, including Turkey, India and Pakistan’s Punjab region. Such restrictions could require reformulations of certain of our products. However, we may not be able to satisfactorily reformulate our products in all jurisdictions that adopt similar legislation.

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

Employees

As of December 31, 2019, we employed a total of 3,529 employees, of which 2,655 were employed on a full-time basis. Of our 3,529 employees, we employed 1,107 in administrative and operational capacities and 2,422 persons in sales and marketing capacities.

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

Our Internet address is www.monsterbevcorp.com.  Information contained on our website is not part of this Annual Report on Form 10-K. Our SEC filings (including any amendments) will be made available free of charge at www.monsterbevcorp.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, you may request a copy of these filings (excluding exhibits) at no cost by writing to, or telephoning us, at the following address or telephone number:

Monster Beverage Corporation

1 Monster Way

Corona, CA 92879

(951) 739-6200

(800) 426-7367

ITEM 1A.        RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes, you should carefully consider the following risks. If any of the following risks actually occur or continue to occur, our business, reputation, financial condition and/or operating results could be materially adversely affected. The risk factors summarized below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, reputation, financial condition and/or operating results.

The Company and TCCC have extensive commercial arrangements and, as a result, the Company’s future performance is substantially dependent on the success of its relationship with TCCC.

We have transitioned all third parties’ rights to distribute the Company’s products in the U.S. to members of TCCC’s distribution network, which largely consists of independent bottlers/distributors. In addition, TCCC has become our preferred distribution partner globally with members of TCCC’s network distributing our products internationally, including in Africa, Asia, Canada, Central and South America, Europe, Mexico and the Middle East. As we continue our international expansion, we expect TCCC’s distribution network to continue as our preferred distribution partner globally. As a result, we have reduced our distributor diversification and are now substantially dependent on TCCC’s domestic and international distribution platforms.

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

While we believe that these agreements incentivize TCCC to take steps to ensure that our products receive the appropriate attention in the TCCC distribution system, there can be no assurance of this as disagreements as to the interpretation of the provisions in such agreements may arise and TCCC is a much larger company with many strategic priorities. In October 2018, the Company and TCCC mutually agreed to submit to arbitration before the American Arbitration Association the issue of whether TCCC is permitted to manufacture, market, sell or distribute three energy drink products it developed.  On June 28, 2019, the arbitration tribunal issued a final award in favor of TCCC.  TCCC launched Coca-Cola Energy in Europe in 2019 and in the United States in 2020.  As TCCC proceeds to launch Coca-Cola Energy in additional territories, we may encounter difficulties in maintaining distributor attention, market share or position in the energy drink category in such territories, which could adversely affect our business and operating results.

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

Virtually all of our sales are derived from our energy drinks, including our Monster Energy® brand energy drinks, our Reign Total Body FuelTM energy drinks and our Strategic Brands energy drinks (including our affordable brand energy drinks, principally Predator®). Any decrease in the sales of our Monster Energy® brand and other energy drinks could significantly adversely affect our future revenues and net income. Historically, we have experienced substantial competition from new entrants in the energy drink category as well as from the energy shot category. Domestically, our energy drinks compete directly with Red Bull, Rockstar, Amp, Venom, VPX Redline, Xenergy, Xyience, MiO Energy, Rip It, Starbucks Doubleshot, Starbucks Doubleshot Energy Plus Coffee, Starbucks Tripleshot, Costa Coffee, Nescafe, Rockstar Roasted, VPX Bang, V8+ Energy, UPTIME, hi*ball, CELSIUS, C4, Quake, Adrenaline Shoc, Coca-Cola Energy, 5-Hour Energy Shots, Stacker 2, and many other brands.  In addition, certain large companies, such as PepsiCo, market and/or distribute products in that market segment, such as Pepsi Max, Gatorade Bolt 24, Mountain Dew, Mountain Dew Amp Game Fuel and Mountain Dew Kickstart.

Internationally, our energy drinks compete with Red Bull (including non-carbonated Red Bull in China and Asia), Rockstar, V-Energy, Lucozade, Coca-Cola Energy and numerous local and private-label brands that usually differ from country to country, such as HELL, Amper, Shock, Tiger, Boost, Speed, TNT, Shark, Hot 6, Shark Energy, Dragon, Score, Sting, Battery, Bullit, Flash Up, Black, Non-Stop, Bomba, Semtex, Vive 100, Dark Dog, Guarana, M-150, Lipovitan, Bacchus, Volt, Bolt, Mr. Big, Boom, Raptor, Amp, Fusion, Hi-Tiger, Eastroc Super Drink, Carabao, Power Horse, XL, Crazy Tiger, Effect, Missile, NOCCO, Adrenaline Rush, Real Gold, War Horse, BLU and a host of other international brands.

Our Java Monster®, Espresso Monster®  and Caffé Monster® product lines compete directly with Starbucks Frappuccino, Starbucks Doubleshot, Starbucks Doubleshot Energy Plus Coffee, Starbucks Tripleshot and other Starbucks coffee drinks, Costa Coffee, Nescafe, Douwe Egberts Coffee, Emmi CAFFÈ, Bang Keto Coffee, Rockstar Roasted, Dunkin Donuts, Gold Peak Tea, Stok, High Brew, McCafé, hi*ball and International Delight.

Our Muscle Monster® product line competes directly with Muscle Milk, Core Power, Premier Protein, Kellogg’s Special K Protein, Bolthouse Farms Protein, EAS AdvantEDGE, EAS Myoplex, Gatorade G Series 03 Recover and PowerBar.

Our Monster Hydro® and Monster HydroSport Super Fuel® product lines compete directly with Vitamin Water, Sparkling Ice, Bai, Propel, Vita Coco, Lucozade, Powerade, Gatorade Bolt 24 and BODYARMOR.

Our Reign Total Body FuelTM and Reign InfernoTM Thermogenic Fuel high performance energy drinks compete with VPX Bang, Adrenaline Shoc, C4, Quake, Rockstar XDURANCE and CELSIUS in the performance energy category.

The increasing number of competitive products and limited amount of shelf space in retail stores may adversely impact our ability to gain or maintain our share of sales in the marketplace. In addition, certain actions of our competitors, including unsubstantiated and/or misleading claims, false advertising claims and tortious interference in our business, as well as competitors selling misbranded products, could impact our sales. Competitive pressures in the energy drink category could impact our revenues, cause price erosion and/or lower market share, any of which could have a material adverse effect on our business and results of operations.

The Company, in several markets, owns multiple potentially competing brands in the energy drink category, which could adversely impact our business and results of operations in those markets.

Our various Monster Energy® brand energy drinks compete with one another, and, in several markets, our Monster Energy® brand energy drinks and Strategic Brands compete with each other. We may encounter difficulties managing different and potentially competing brands in such shared markets, which could adversely impact our business and results of operations.

TCCC is a significant shareholder of the Company and may have interests that are different from the Company’s other shareholders (including current shareholders of the Company).

As of February 20, 2020, TCCC owned common shares of the Company representing approximately 19% of the total number of the Company’s outstanding common shares. TCCC has also nominated one director to the Company’s board of directors.

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

Legislation has been proposed and/or adopted at the U.S. federal, state and/or municipal level and proposed and/or adopted in certain foreign jurisdictions to restrict the sale of energy drinks (including, prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limit the content of caffeine and other ingredients in beverages, require certain product labeling disclosures and/or warnings, impose excise taxes, limit product size or impose age restrictions for the sale of energy drinks. For a discussion of certain of such legislation, see “Part I, Item 1 – Business – Government Regulation.” Furthermore, additional legislation may be introduced in the United States and other countries at the federal, state, local and municipal level in respect of each of the foregoing subject areas.  For instance, on January 1, 2020, a reform to a Mexican excise tax went into effect that expanded the definition of an “energy drink” subject to this tax to include products with any amount of caffeine (the prior version of the tax required a threshold of 20 milligrams of caffeine per 100 millimeters for the tax to be applicable) and “taurine or glucuronolactone or thiamine and/or any other substance that produces similar stimulating effects.”  Public health officials and health advocates are increasingly focused on the public health consequences associated with obesity, especially as it affects children, and are seeking legislative change to reduce the consumption of sweetened beverages.  There also has been increased focus on caffeine content in beverages, and we are seeing some attention to other ingredients in energy drinks. To the extent any such legislation is enacted in one or more jurisdictions where a significant amount of our products are sold, individually or in the aggregate, it could result in a reduction in demand for, or availability of, our energy drinks, and adversely affect our business, financial condition and results of operations.

The production, distribution and sale in the United States of many of our products are also currently subject to various federal and state regulations, including, but not limited to: the FD&C Act; the Occupational Safety and Health Act; various environmental statutes; data privacy laws; California Proposition 65; and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling and ingredients of such products. Outside the United States, the production, distribution and sale of many of our products are also subject to numerous statutes and regulations.  If a regulatory authority finds that a current or future product, its label, or a production run is not in compliance with any of these regulations, we may be fined, or the products in question may have to be recalled, removed from the market, reformulated and/or have the packaging changed, which could adversely affect our business, financial condition and results of operations.

We cannot predict the effect of possible inquiries from and/or actions by attorneys general, other government agencies and/or quasi-government agencies into the production, advertising, marketing, promotion, labeling, ingredients, usage and/or sale of our energy drink products.

We are subject to the risks of investigations and/or enforcement actions by state attorneys general and/or other government and/or quasi-governmental agencies relating to the advertising, marketing, promotion, ingredients, usage and/or sale of our energy drinks, and we are a party, from time to time, to various government and regulatory inquiries and/or proceedings.  Defending these proceedings can result in significant ongoing expenditures and the diversion of our management’s time and attention from the operation of our business, which could have a negative effect on our business operations.

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

Litigation regarding our products, and related unfavorable media attention, could expose us to significant liabilities and reduce demand for our products, thus negatively affecting our financial results.

We have been and are a party, from time to time, to various litigation claims and legal proceedings, including, but not limited to, intellectual property, fraud, unfair business practices, false advertising, product liability, breach of contract claims, securities actions and shareholder derivative actions.  In particular, we have been and are currently named as a defendant in personal injury lawsuits which allege that consumption of our products has been responsible for wrongful deaths and/or injuries. We do not believe that our products are responsible for such wrongful deaths and/or injuries, and we intend to vigorously defend such lawsuits.

Other lawsuits have been filed against us claiming that certain statements made in our advertisements and/or on the labels of our products were false and/or misleading or otherwise not in compliance with food standards under local law, and/or that our products are not safe. Putative class action lawsuits have also been filed against certain of our competitors asserting that certain claims in their advertisements amount to false advertising.  We do not believe any statements made by us in our promotional materials or set forth on our product labels are false or misleading or noncompliant with local law, or that our products are in any way unsafe and we vigorously defend these lawsuits.

Any of the foregoing matters or other litigation, the threat thereof, or unfavorable media attention arising from pending or threatened product-related litigation could consume significant financial and managerial resources and result in decreased demand for our products, significant monetary awards against us, an injunction barring the sale of any of our products and injury to our reputation.  Our failure to successfully defend or settle any litigation or legal proceedings could result in liabilities that, to the extent not covered by our insurance, could have a material adverse effect on our financial condition, revenue and profitability, and could cause the market value of our common stock to decline.

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

Increased competition in the beverage industry and changing retail landscape could hurt our business.

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

The rapid growth in sales through e-commerce retailers, e-commerce websites, mobile commerce applications and subscription services, and closures of physical retail operations, may result in a shift away from physical retail operations to digital channels and a reduction in impulse purchases.  As we build our e-commerce capabilities, we may not be able to develop and maintain successful relationships with existing and new e-commerce retailers without experiencing a deterioration of our relationships with key customers operating physical retail channels.  Further, the ability of consumers to compare prices on a real-time basis using digital technology puts additional pressure on us to maintain competitive prices.

Sales in gas chains may also be affected by improvements in fuel efficiency and increased consumer preferences for electric or alternative fuel-powered vehicles, which may result in fewer trips by consumers to gas stations and a corresponding reduction in purchases by consumers in convenience gas retailers. If we are unable to successfully adapt to the rapidly changing retail landscape, our share of sales, volume growth and overall financial results could be negatively affected.

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

Global economic uncertainties, including foreign currency exchange rates, affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. There can be no assurance that economic improvements will occur, or that they would be sustainable, or that they would enhance conditions in markets relevant to us. In addition, we cannot predict the duration and severity of disruptions in any of our markets or the impact they may have on our customers or business, as our expansion outside of the United States has increased our exposure to any developments or crises in African, Asian, European and other international markets. Unfavorable economic conditions and financial uncertainties in our major international markets and unstable political conditions, including civil unrest and governmental changes, in certain of our other international markets could undermine global consumer confidence and reduce consumers’ purchasing power, thereby reducing demand for our products.  Included in the foregoing are uncertainties surrounding the United Kingdom’s withdrawal from the European Union on January 31, 2020 (commonly referred to as “Brexit”) and any resulting increases in tariffs, importation restrictions, out of stocks, volatility in currency exchange rates, including the valuation of the euro and the British pound in particular, changes in the laws and regulations applied in the United Kingdom or impacts on economic and market conditions in the United Kingdom, the European Union and its member states and elsewhere.

Changes in consumer product and shopping preferences may reduce demand for some of our products.

The beverage industry is subject to changing consumer preferences and shifts in consumer preferences may adversely affect us. There is increasing awareness of and concern for health, wellness and nutrition considerations, including concerns regarding caloric intake associated with sugar-sweetened beverages and the perceived undesirability of artificial ingredients. Some consumer advocacy groups and others have expressed concerns regarding certain ingredients in diet sodas, which are contained in certain of our energy drinks.  This may reduce demand for our beverages, which could reduce our revenues and adversely affect our results of operations.

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

We have continued expanding our operations internationally into a variety of new markets, including launches in China and various African and Middle Eastern countries. Our gross sales to customers outside of the United States were approximately 33%, 31% and 28% of consolidated gross sales for the years ended December 31, 2019, 2018 and 2017, respectively. As our growth strategy includes further expanding our international business, if we are unable to continue to expand distribution of our products outside the United States, our growth rate could be adversely affected. In many international markets, we have limited operating experience and in some international markets we have no operating experience. It is costly to establish, develop and maintain international operations and develop and promote our brands in international markets. Our percentage gross profit margins in many international markets are expected to be less than the comparable percentage gross profit margins obtained in the United States. We face and will continue to face substantial risks associated with having foreign operations, including: economic and/or political instability in our international markets; unfavorable foreign currency exchange rates; restrictions on or costs relating to the repatriation of foreign profits to the United States, including possible taxes and/or withholding obligations on any repatriations; and tariffs and/or trade restrictions. These risks could have a significant impact on our ability to sell our products on a competitive basis in international markets and could have a material adverse effect on our business, financial condition and results of operations. Also, our operations outside of the United States are subject to risks relating to appropriate compliance with legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, higher product damages, particularly when products are shipped long distances, potentially higher incidence of fraud and/or corruption, credit risk of local customers and distributors and potentially adverse tax consequences.

Global or regional catastrophic events could impact our operations and affect our ability to grow our business.

Because of our increasingly global presence, our business could be affected by unstable political conditions, civil unrest, large-scale terrorist acts, especially those directed against the United States or other major industrialized countries where our products are distributed, the outbreak or escalation of armed hostilities, major natural disasters and extreme weather conditions, such as hurricanes, wildfires, tornados, earthquakes or floods, or widespread outbreaks of infectious diseases.  Such catastrophic events could impact our operations and our supply chain, including the production and/or distribution of our products.  Materials and/or personnel may need to mobilize to other locations. Our headquarters and a large part of our operations are located in California, a state at greater risk of earthquakes and wildfires.  Some of the raw materials we use, including certain sizes of cans, are available from limited suppliers, and a regional catastrophic event impacting such suppliers could adversely impact our operations.  In addition, such events could disrupt global or regional economic activity, which could affect consumer purchasing power and consumers’ ability to purchase our products, thereby reducing demand for our products. If our operations are disrupted or we are unable to grow our business as a result of these factors, our growth rate could decline and our business, financial condition and results of operations could be adversely affected.

Our business and operations, and the operations of our suppliers, may be adversely affected by the recent coronavirus (or COVID-19) outbreak.

We and our suppliers currently globally source certain ingredients for our products from third-party manufacturers in Wuhan (Hubei Province) and other parts of China, manufacture finished goods through third-party bottlers and co-packers in China and have employees in China.  The recent outbreak of respiratory illness caused by the coronavirus (or COVID-19), and other adverse public health developments, could adversely affect our business and cause disruptions due to the closure or suspension of activities at such third-party manufacturers as well as at our co-packing facilities and our China office. Certain aspects of our operations currently in China may need to be moved, even temporarily, to other locations.  In addition, the outbreak, together with any accompanying special government measures, including general movement restrictions, travel restrictions and business closures imposed to slow its spread, could adversely impact the growth of our business in China and affect demand for our products, negatively impacting our results of operations and financial condition.

Fluctuations in foreign currency exchange rates may adversely affect our operating results.

We are exposed to foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities denominated in currencies other than the U.S. dollar. We may enter into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. We have not used instruments to hedge against all foreign currency risks and are therefore not protected against all foreign currency fluctuations. As a result, our reported earnings may be affected by changes in foreign currency exchange rates. Moreover, any favorable impacts to profit margins or financial results from fluctuations in foreign currency exchange rates are likely to be unsustainable over time. Foreign currency transaction losses were $4.1 million, $4.0 million and $3.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Our acquisition of AFF in 2016 brought our primary flavor supplier in-house for the majority of our Monster Energy® brand energy drinks. However, we also procure flavors from other independent flavor suppliers. We do not manufacture finished goods, but instead outsource manufacturing of our finished goods to bottlers and other contract packers. As a result, in the event of a disruption and/or delay, we may be unable to procure alternative packing facilities at commercially reasonable rates and/or within a reasonably short time period. In addition, there are limited alternative packing facilities in our domestic and international markets with adequate capacity and/or suitable equipment for many of our products, including certain of our Monster Energy® brand energy drinks, our Muscle Monster® product line, our Java Monster® product line, our Espresso Monster® product line, our Caffé Monster® product line, our Monster Hydro® product line and certain of our other products. For example, in recent years, sales of our Java Monster® and Muscle Monster® product lines were adversely impacted by production capacity constraints resulting from production and maintenance issues with certain of our co-packers. While this disruption in production did not significantly affect our revenues, a lengthy disruption or delay in the production of any of our products could significantly adversely affect our revenues from such products, because alternative co-packing facilities in the United States and abroad with adequate long-

term capacity may not be available for such products either at commercially reasonable rates and/or costs and/or within a reasonably short time period, if at all. In addition, recently there has been a consolidation of co-packers.  If we are unable to maintain good relationships with our largest co-packers, or if our costs of co-packing increase, our business, financial condition and results of operations could be adversely affected.

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

The TCCC North American Bottlers, Coca-Cola European Partners, Coca-Cola Hellenic, Coca-Cola FEMSA, Coca-Cola Amatil, Swire Coca-Cola (China), COFCO Coca-Cola, Coca-Cola Beverages Africa and Coca-Cola İçecek are our primary domestic and international distributors of our products. As a result, if we are unable to maintain good relationships with the TCCC North American Bottlers, Coca-Cola European Partners, Coca-Cola Hellenic, Coca-Cola FEMSA, Coca-Cola Amatil, Swire Coca-Cola (China), COFCO Coca-Cola, Coca-Cola Beverages Africa and/or Coca-Cola İçecek; or if the TCCC North American Bottlers, Coca-Cola European Partners, Coca-Cola Hellenic, Coca-Cola FEMSA, Coca-Cola Amatil, Swire Coca-Cola (China), COFCO Coca-Cola, Coca-Cola Beverages Africa and/or Coca-Cola İçecek; do not effectively focus on marketing, promoting, selling and distributing our products, sales of our products could be adversely affected. As TCCC proceeds to launch Coca-Cola Energy in additional territories, we may encounter difficulties in maintaining distributor attention, market share or position in the energy drink category in such territories, which could adversely affect our business and operating results.

A decision by certain TCCC North American Bottlers (including Coca-Cola Consolidated, Inc. and Reyes Coca-Cola Bottling, LLC), Coca-Cola European Partners, Coca-Cola Hellenic, Coca-Cola FEMSA, Coca-Cola Amatil, Swire Coca-Cola (China), COFCO Coca-Cola, Coca-Cola Beverages Africa, Coca-Cola İçecek, Wal-Mart, Inc. (including Sam’s Club), or any other large customer to decrease the amount purchased from us or to cease carrying our products could have a material adverse effect on our financial condition and consolidated results of operations.

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

The principal raw materials used by us are aluminum cans, sleek aluminum cans, aluminum cap cans, aluminum cans with re-sealable ends, PET plastic bottles, caps, flavors, juice concentrates, glucose, sugar, sucralose, milk, cream, protein, coffee, tea, cocoa, supplement ingredients and other packaging materials, the costs and availability of which are subject to fluctuations. For certain flavors purchased from third-party suppliers and used in a limited number of our Monster Energy® brand energy drinks and/or our Strategic Brands energy drinks, these third-party flavor suppliers own the proprietary rights to certain of their flavor formulas. We do not have possession of the list of such flavor ingredients or formulas used in the production of certain of our products and certain of our blended concentrates, and we may be unable to obtain comparable flavors or concentrates from alternative suppliers on short notice. Our third-party flavor suppliers generally do not make such flavors and/or blended concentrates available to other third-party customers. We have identified alternative suppliers for certain of the ingredients contained in many of our beverages. However, industry-wide shortages of certain flavors, fruits and fruit juices, coffee, tea, cocoa, dairy-based products, supplement ingredients and sweeteners have been, and could from time to time in the future be, encountered, which could interfere with and/or delay production of certain of our products. Ingredient sourcing delays following the coronavirus (or COVID-19) outbreak could also interfere with and/or delay production of certain of our products. In addition, certain of our co-packing arrangements allow such co-packers to increase their fees based on certain of their own cost increases. We are uncertain whether the prices of any of the above or any other raw materials or ingredients, certain of which have recently risen, will continue to rise or may rise in the future. We are unsure whether we will be able to pass any of such increases on to our customers. Although we generally do not use hedging agreements or alternative instruments to manage the risks associated with securing sufficient ingredients or raw materials, from time to time, we, through our aluminum can suppliers, enter into purchase agreements for the purchase of aluminum, as well as enter into purchase agreements for portions of our annual anticipated requirements for certain of our other raw materials such as glucose, sugar and sucralose. In 2018, the United States imposed tariffs on steel and aluminum as well as on goods imported from China and certain other countries.  Additional tariffs imposed by the United States on a broader range of imports, or further retaliatory trade measures taken by China or other countries in response, could result in an increase in supply chain costs.

Our failure to accurately estimate demand for our products could adversely affect our business and financial results.

We may not correctly estimate demand for our existing products and/or new products. Our ability to estimate demand for our products is imprecise, particularly with regard to new products, and may be less precise during periods of rapid growth, particularly in new markets. If we materially underestimate demand for our products or are unable to secure sufficient ingredients or raw materials including, but not limited to, aluminum cans, aluminum cap cans, sleek aluminum cans, aluminum cans with re-sealable ends, PET plastic bottles, caps, labels, sucralose, flavors, supplement ingredients, juice concentrates, certain sweeteners, coffee, tea, cocoa, protein and packaging materials or experience difficulties with our co-packing arrangements, including production shortages or quality issues, we might not be able to satisfy demand on a short-term basis. Moreover, industry-wide shortages of certain juice concentrates, supplement ingredients and sweeteners have been and could, from time to time in the future, be experienced, resulting in production fluctuations and/or product shortages. We generally do not use hedging agreements or alternative instruments to manage this risk. Such shortages could interfere with and/or delay production of certain of our products and could have a material adverse effect on our business and financial results.

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

Many of our packaging supply contracts allow our suppliers to alter the costs they charge us for packaging supplies based on changes in the costs of the underlying commodities that are used to produce those packaging supplies, such as aluminum for cans, PET plastic for bottles and pulp and paper for cartons and/or trays. These changes in the prices we pay for our packaging supplies occur at certain predetermined times that vary by product and supplier. In some cases, we are able to fix the prices of certain packaging supplies and/or commodities for a reasonable period. In other cases, we bear the risk of increases in the costs of these packaging supplies, including the underlying costs of the commodities that comprise these packaging supplies. We do not use derivative instruments to manage this risk. If the costs of these packaging supplies increase, we may be unable to pass these costs along to our customers through corresponding adjustments to the prices we charge, which could have a material adverse effect on our results of operations.

Our intellectual property rights are critical to our success, and the loss of such rights could materially adversely affect our business.

We own numerous trademarks that are very important to our business. We also own the copyright in, and to, a portion of the content on the packaging of our products. We regard our trademarks, copyrights and similar intellectual property as critical to our success and attempt to protect such intellectual property through registration and enforcement actions. However, there can be no assurance that other parties will not infringe or misappropriate our trademarks, copyrights and similar proprietary rights. In 2019, Vital Pharmaceuticals, Inc. (“VPX”) announced its intention to launch its own line of “Reign”-branded energy drinks in 16-ounce cans to be sold in convenience stores.  We filed an expedited motion for a preliminary injunction to stop this product launch and to prevent this infringement of our trademarks, and in January 2020 the magistrate judge issued a report and recommendation that the injunction be granted in our favor.  A number of proceedings are currently ongoing to adjudicate claims, including claims for false advertising and trademark infringement, brought by the Company against VPX and by VPX against the Company.  Certain proceedings could result in an injunction barring us from selling “Reign Total Body Fuel” branded energy drinks and/or require changes to be made to our current trade dress.  If we lose some or all of our intellectual property rights, or an injunction prevents us from selling any of our products, our business may be materially adversely affected.

Negative publicity (whether or not warranted) concerning product safety or quality, human and workplace rights, obesity or other issues could damage our brand image and corporate reputation, and may cause our business to suffer.

Our success depends on our ability to build and maintain the brand image for our existing products, new products and brand extensions and maintain our corporate reputation. There can be no assurance that our advertising, marketing and promotional programs and our commitment to product safety and quality and human rights will have the desired impact on our products’ brand image and on consumer preferences and demand. Product safety, quality and/or ingredient content issues, efficacy or lack thereof (real or imagined), our environmental impact, or allegations of product contamination, even if false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products. Consumer demand for our products could diminish significantly if we, our employees,  bottlers/distributors, suppliers or business partners fail to preserve the quality of our products, act or are perceived to act in an unethical, illegal, discriminatory, unequal or socially irresponsible manner, including with respect to the sourcing, content or sale of our products, service and treatment of our customers, or the use of customer data.  Furthermore, our brand image or perceived product quality could be adversely affected by litigation, unfavorable reports in the media (internet or elsewhere), studies in general and regulatory or other governmental inquiries (in each case whether involving our products or those of our competitors) and proposed or new legislation affecting our industry.  Negative postings or comments on social media or networking websites about the Company or any one of our brands, even if inaccurate or malicious, could generate adverse publicity that could damage the reputation of our brands or the Company.  Business incidents, whether isolated or recurring and whether originating from us, our bottlers/distributors, suppliers or business partners, that erode consumer trust can significantly reduce brand value or potentially trigger boycotts of our products and can have a negative impact on our reputation and financial results.  The impact of such incidents may be exacerbated if they receive considerable publicity, including rapidly through social or digital media (including for malicious reasons) or result in litigation.

In addition, from time to time, there are public policy endeavors that are either directly related to our products and packaging or to our business. These public policy debates can occasionally be the subject of backlash from advocacy groups that have a differing point of view and could result in adverse media and consumer reaction, including product boycotts. Similarly, our sponsorship relationships could subject us to negative publicity as a result of actual or alleged misconduct by individuals or entities associated with organizations we sponsor or support.  Likewise, campaigns by activists connecting us, or our supply chain, with human and workplace rights or animal rights issues could adversely impact our corporate image and reputation. We have made a number of commitments to respect human rights, including the policies and initiatives described in our California Transparency in Supply Chains Act & United Kingdom Modern Slavery Act statement, available on our website at www.monsterbevcorp.com/sr-transparency.php. Allegations, even if untrue, that we are not respecting one or more of the 30 human rights found in the United Nations Universal Declaration of Human Rights; actual or perceived failure by our suppliers or other business partners to comply with applicable labor and workplace rights laws, including child labor laws, or their actual or perceived abuse or misuse of migrant workers; and adverse publicity surrounding obesity and health concerns related to our products, water usage, environmental impact, labor relations or the like could negatively affect our Company’s overall reputation and brand image, which in turn could have a negative impact on our products’ acceptance by consumers.

If we encounter product recalls, our business may suffer and we may incur material losses.

We may be required from time to time to recall products entirely or from specific co-packers, markets, retailers or batches if such products become contaminated, damaged, mislabeled or otherwise materially non-compliant with applicable regulatory requirements. A material product recall could adversely affect our profitability and our brand image. We do not maintain recall insurance.

If we are not able to retain the full-time services of senior management, there may be an adverse effect on our operations and/or our operating performance until we find suitable replacements.

Our business is dependent, to a large extent, upon the services of our senior management. We do not maintain key person life insurance on any members of our senior management. The loss of services of either Rodney Sacks, Chairman and Chief Executive Officer, Hilton Schlosberg, Vice Chairman, President and Chief Financial Officer, or any other key members of our senior management could adversely affect our business until suitable replacements can be found. There may be a limited number of personnel with the requisite skills to serve in these positions, and we may be unable to locate or employ such qualified personnel on acceptable terms.

Climate change may negatively affect our business.

There is concern that a gradual increase in global average temperatures due to increased carbon dioxide and other greenhouse gases in the atmosphere could cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. While warmer weather has historically been associated with increased sales of our products, changing weather patterns could result in decreased agricultural productivity in certain regions, and/or outbreaks of diseases or other health issues, which may limit availability and/or increase the cost of certain key ingredients, juice concentrates, supplements and other ingredients used in our products and could impact the food security of communities around the world.  Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain (including, without limitation, the availability of, and/or result in higher prices for, juice concentrates, natural flavors and other ingredients) and/or impact demand for our products. Natural disasters and extreme weather conditions, such as hurricanes, wildfires, earthquakes or floods, may affect our operations and the operation of our supply chain, impact the operations of our bottlers/distributors and unfavorably impact our consumers’ ability to purchase our products. The predicted effects of climate change may also result in challenges regarding availability and quality of water, or less favorable pricing for water, which could adversely impact our business and results of operations. In addition, public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs, and may require us to make additional investments in facilities and equipment. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations. Sales of our products may also be influenced to some extent by weather conditions in the markets in which we operate. We, our bottlers and our contract packers use a number of key ingredients in the manufacture of our beverage products that are derived from agricultural commodities such as sugar, coffee, tea and cocoa. Increased demand for food products and decreased agricultural productivity in certain regions of the world as a result of changing weather patterns and other factors may limit the availability or increase the cost of such agricultural commodities and could impact the food security of communities around the world.  Weather conditions may influence consumer demand for certain of our beverages, which could have an effect on our operations, either positively or negatively.

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

We are subject to income and other taxes in both the U.S. and certain foreign jurisdictions. Therefore, we are subject to audits for multiple tax years in various jurisdictions at once.

We are in various stages of examination with certain states and certain foreign jurisdictions including the United Kingdom and Ireland. Our 2016 through 2018 U.S. federal income tax returns are subject to examination by the IRS. Our state income tax returns are subject to examination for the 2014 through 2018 tax years.

At any given time, events may occur which change our expectation about how any such tax audits will be resolved and thus, there could be significant variability in our quarterly and/or annual tax rates, because these events may change our plans for uncertain tax positions.

Additional changes in the U.S. tax regime or the manner in which U.S. multinational corporations are taxed on foreign earnings, including changes in how existing tax laws are interpreted or enforced, could adversely affect our financial condition or results of operations. For example, the Organization for Economic Cooperation and Development (“OECD”) has recommended changes to numerous long-standing international tax principles through its base erosion and profit shifting (“BEPS”) project. These changes, to the extent adopted, may increase tax uncertainty, result in higher compliance costs and adversely affect our provision for income taxes, results of operations and/or cash flow.  In connection with the OECD’s BEPS project, companies are required to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny of profits earned in various countries. Economic and political pressures to increase tax revenues in jurisdictions in which we operate, or the adoption of new or reformed tax legislation or regulation, may make resolving tax disputes more difficult and the final resolution of tax audits and any related litigation could differ from our historical provisions and accruals, resulting in an adverse impact on our financial condition or results of operations.

Volatility of stock price may restrict sale opportunities.

Our stock price is affected by a number of factors, including stockholder expectations, financial results, the introduction of new products by us and our competitors, general economic and market conditions, estimates and projections by the investment community and public comments by other parties as well as many other factors including litigation, many of which are beyond our control. We do not provide guidance on our future performance, including, but not limited to, our revenues, margins, product mix, operating expenses or net income. We may be unable to achieve analysts’ net revenue and/or earnings forecasts, which are based on their own projected revenues, sales volumes and sales mix of many product types and/or new products, certain of which are more profitable than others, as well as their own estimates of gross margin and operating expenses. There can be no assurance that we will achieve any such projected levels or mix of product sales, revenues, gross margins, operating profits and/or net income. As a result, our stock price is subject to significant volatility, and stockholders may not be able to sell our stock at attractive prices. In addition, periods of volatility in the market price of our stock could result in the initiation of securities class action litigation against us. During the fiscal year ended December 31, 2019, the high of our stock price was $66.38 and the low was $47.84.

Provisions in our organizational documents and control by insiders may prevent changes in control even if such changes would be beneficial to other stockholders.

Our organizational documents may limit changes in control. Furthermore, as of February 20, 2020, Mr. Sacks and Mr. Schlosberg together may be deemed to beneficially own and/or exercise voting control over approximately 10.1% of our outstanding common stock. As of February 20, 2020, TCCC owned approximately 19% of our common stock. Consequently, Mr. Sacks, Mr. Schlosberg and TCCC could exercise significant control over matters submitted to a vote of our stockholders, including electing directors, amending organizational documents and disapproving extraordinary transactions such as a takeover attempt, even though such actions may be favorable to the other common stockholders.

Our investments in marketable securities are subject to risks which may cause losses and affect the liquidity of these investments.

At December 31, 2019, we had $798.0 million in cash and cash equivalents and $546.0 million in short-term and long-term investments. We have historically invested these amounts in U.S. treasuries, certificates of deposit, commercial paper, U.S. government agency securities and municipal securities (which may have an auction reset feature), variable rate demand notes and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. These risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

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

We may be required to record a significant charge to earnings during the period in which we determine that our intangible assets have been impaired. Any such charge would adversely impact our results of operations. As of December 31, 2019, our goodwill totaled approximately $1.33 billion and other intangible assets totaled approximately $1.05 billion.

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

We must continually maintain, protect and/or upgrade our information technology systems, including protecting us from internal and external cybersecurity threats.

Information technology enables us to operate efficiently, interface with customers, maintain financial accuracy and efficiency and accurately produce our financial statements. If we do not appropriately allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, and/or the loss of and/or damage to intellectual property through security breaches, including internal and external cybersecurity threats. Cybersecurity attacks are evolving and include, but are not limited to, malicious software (malware, ransomware and viruses), phishing and social engineering, attempts to gain unauthorized access to networks, computer systems and data, malicious or negligent actions of employees (including misuse of information they are entitled to access) and other forms of electronic security breaches that could lead to disruptions in business systems, an inability to process customer orders and/or lost customer orders, unauthorized release of confidential or otherwise protected information and corruption of data.

We rely on relationships with third parties, including suppliers, distributors, bottlers, contract packers, contractors, cloud data storage and other information technology service providers and other external business partners, for certain functions or for services in support of our operations. These third-party service providers and partners, with whom we may share data, are subject to similar risks as we are relating to cybersecurity, privacy violations, business interruption, and systems, as well as employee failures.  While we have procedures in place for selecting and managing our relationships with third-party service providers and other business partners, we do not have control over their business operations or governance and compliance systems, practices and procedures, which increases our financial, legal, reputational and operational risk.  These third parties may experience cybersecurity incidents that may involve data we share with them or rely on them to provide to us.

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

If we fail to comply with data privacy and personal data protection laws, we could be subject to adverse publicity, government enforcement actions and/or private litigation, which may negatively impact our business and operating results.

We receive, process, transmit and store information relating to certain identified or identifiable individuals (“personal data”), including current and former employees, in the ordinary course of business. As a result, we are subject to various U.S. federal and state and foreign laws and regulations relating to personal data. These laws are subject to change, and new personal data legislation may be enacted in other jurisdictions at any time. In the European Union, the General Data Protection Regulation (“GDPR”) became effective in May 2018 for all member states. The GDPR includes operational requirements for companies receiving or processing personal data of residents of the European Union different from those that were previously in place and also includes significant penalties for noncompliance.  Additionally, the California Privacy Act of 2018 (“CCPA”), which was enacted in June 2018 and came into effect on January 1, 2020, provides a new private right of action and statutory damages for certain data breaches and imposes operational requirements on companies that process personal data of California residents, including making new disclosures to consumers about data collection, processing and sharing practices and allowing consumers to opt out of certain data sharing with third parties.

Changes introduced by the GDPR and the CCPA, as well as other changes to existing personal data protection laws and the introduction of such laws in other jurisdictions, subject the Company to, among other things, additional costs and expenses and may require costly changes to our business practices and security systems, policies, procedures and practices. There can be no assurances that our security controls over personal data, training of personnel on data privacy and data security, vendor management processes, and the policies, procedures and practices we implement will prevent the improper processing or breaches of personal data.  Data breaches or improper processing, or breaches of personal data in violation of the GDPR, the CCPA and/or of other personal data protection or privacy laws and regulations, could harm our reputation, cause loss of consumer confidence, subject us to government enforcement actions (including fines), or result in private litigation against us, which may result in potential loss of revenue, increased costs, liability for monetary damages or fines and/or criminal prosecution, thereby negatively impacting our business and operating results.

ITEM 1B.        UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.           PROPERTIES

Our principal properties include our corporate headquarters as well as our Southern California warehouse and distribution center.

Our owned corporate facilities located at 1 Monster Way, Corona, California 92879, consist of (i) an approximately 141,000 square-foot, free-standing, six-story building (ENERGY STAR certified), (ii) an approximately 147,625 square-foot three-story parking structure and storage facility, which houses our approximately 14,000 square-foot quality control laboratory, (iii) an approximately 75,426 square foot, free-standing, three-story building (pursuing ENERGY STAR certification), (iv) an approximately 20,661 square-foot, free-standing, single-story building and (v) an approximately 49,617 square-foot, free-standing, two-story building.

Our owned Southern California warehouse and distribution center is located in Rialto, California, consisting of an approximately 1,000,000 square-foot building which is LEED certified.

During 2019, we acquired a manufacturing plant and adjoining land in Athy, County Kildare, Ireland. We intend to utilize the facility to produce and supply ingredients for certain of our international markets.

During 2019, we purchased approximately 7.66 acres of land in San Fernando, California.  We intend to construct a new production facility on such land in order to consolidate AFF’s operations into a single location.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, or in the amount of any related insurance reimbursements recorded. As of December 31, 2019, the Company’s consolidated balance sheet included accrued loss contingencies of approximately $15.5 million.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.          MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

The Company’s common stock trades on the Nasdaq Global Select Market under the same symbol, “MNST”.  As of February 20, 2020, there were 536,896,142 shares of the Company’s common stock outstanding held by approximately 193 holders of record. The holders of record do not include those stockholders whose shares are held of record by banks, brokers and other financial institutions.

Stock Price and Dividend Information

We have not paid cash dividends to our stockholders since our inception and do not anticipate paying cash dividends in the foreseeable future.

On August 7, 2018, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “August 2018 Repurchase Plan”). During the year ended December 31, 2019, the Company purchased 2.9 million shares of common stock at an average purchase price of $54.68 per share, for a total amount of $159.6 million (excluding broker commissions), which exhausted the availability under the August 2018 Repurchase Plan. Such shares are included in common stock in treasury in the accompanying consolidated balance sheet at December 31, 2019.

On February 26, 2019, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “February 2019 Repurchase Plan”). During the year ended December 31, 2019, the Company purchased 8.1 million shares of common stock at an average purchase price of $57.16 per share, for a total amount of $463.3 million (excluding broker commissions), under the February 2019 Repurchase Plan. Such shares are included in common stock in treasury in the accompanying consolidated balance sheet at December 31, 2019. As of February 28, 2020, $36.6 million remained available for repurchase under the February 2019 Repurchase Plan.

On November 6, 2019, the Company’s Board of Directors authorized a new share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “November 2019 Repurchase Plan”). No shares were purchased during the year ended December 31, 2019 under the November 2019 Repurchase Plan.  As of February 28, 2020, $500.0 million remained available for repurchase under the November 2019 Repurchase Plan.

During the year ended December 31, 2019, 1.4 million shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $84.5 million. While such purchases are considered common stock repurchases, they are not counted as purchases against our authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying consolidated balance sheet at December 31, 2019.

The following tabular summary reflects the Company’s repurchase activity during the quarter ended December 31, 2019:

				Maximum Number (or
				Approximate Dollar
			Total Number of	Value) of Shares that
			Shares Purchased	May Yet Be Purchased
	Total Number		as Part of Publicly	Under the Plans or
	of Shares	Average Price	Announced Plans	Programs (In
Period	Purchased	per Share¹	or Programs	thousands)²
Oct 1 – Oct 31, 2019	3,138,415	$55.67	3,138,415	$91,479
November 6, 2019 Authorization				$500,000
Nov 1 – Nov 30, 2019	979,601	$56.00	979,601	$536,606

¹Excluding broker commissions paid.

²Net of broker commissions paid.

Performance Graph

The following graph shows a five-year comparison of cumulative total returns:1

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
$250
$200
$150
$100
$50
$0
Monster Beverage Corporation
S&P 500 Index
Peer Group
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19

1Annual return assumes reinvestment of dividends. Cumulative total return assumes an initial investment of $100 on December 31, 2014. The Company’s self-selected peer group is comprised of TCCC, Dr. Pepper Snapple Group, Inc. (through July 9, 2018), Keurig Dr. Pepper Inc. (after July 10, 2018), National Beverage Corporation, Jones Soda Company and PepsiCo, Inc.

ITEM 6.           SELECTED FINANCIAL DATA

The consolidated statements of operations data set forth below with respect to each of the fiscal years ended December 31, 2017 through 2019 and the balance sheet data as of December 31, 2019 and 2018, are derived from our audited consolidated financial statements included herein, and should be read in conjunction with those financial statements and notes thereto, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Part II, Item 7 of this Annual Report on Form 10-K. The consolidated statements of operations data for the fiscal years ended December 31, 2015 and 2014 and the balance sheet data as of December 31, 2017, 2016 and 2015 are derived from the Company’s audited consolidated financial statements not included herein.

(in thousands, except per share information)	2019	2018	2017	2016	2015
Net sales[1]	$4,200,819	$3,807,183	$3,369,045	$3,049,393	$2,722,564
Gross profit[1]	$2,518,585	$2,295,375	$2,137,690	$1,942,000	$1,632,301
Gross profit as a percentage to net sales	60.0%	60.3%	63.5%	63.7%	60.0%
Operating income[1,2]	$1,402,939	$1,283,619	$1,198,787	$1,085,338	$893,653
Net income[1,2]	$1,107,835	$993,004	$820,678	$712,685	$546,733
Net income per common share:
Basic	$2.04	$1.78	$1.45	$1.21	$0.97
Diluted	$2.03	$1.76	$1.42	$1.19	$0.95
Cash, cash equivalents and investments	$1,343,925	$958,163	$1,203,921	$600,530	$2,935,375
Total assets	$5,150,352	$4,526,891	$4,791,012	$4,153,471	$5,571,277
Stockholders’ equity	$4,171,281	$3,610,901	$3,895,212	$3,329,709	$4,809,410

¹ Includes $46.3 million, $44.3 million, $43.4 million, $40.3 million and $62.8 million for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively, related to the recognition of deferred revenue.

2 Includes $11.3 million, $26.6 million, $35.4 million, $79.8 million and $224.0 million for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively, related to expenditures attributable to the costs associated with terminating existing distributors.

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

This overview provides our perspective on the individual sections of MD&A. MD&A includes the following sections:

●	Our Business – a general description of our business, the value drivers of our business, and opportunities and risks facing our Company, stock repurchases, acquisitions and divestitures;
●	Results of Operations – an analysis of our consolidated results of operations for the three years presented in our financial statements;
●	Sales – details of our sales measured on a quarterly basis in both dollars and cases;
●	Inflation – information about the impact that inflation may or may not have on our results;
●	Liquidity and Capital Resources – an analysis of our cash flows, sources and uses of cash and contractual obligations;
●	Accounting Policies and Pronouncements – a discussion of accounting policies that require critical judgments and estimates including newly issued accounting pronouncements;
●	Forward-Looking Statements – cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from the Company’s historical results or our current expectations or projections; and
●	Market Risks – information about market risks and risk management. (See “Forward-Looking Statements” and “Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risks”).

Our Business

Overview

We develop, market, sell and distribute energy drink beverages and concentrates for energy drink beverages, primarily under the following brand names:

●     Monster Energy®

●     Monster Energy Ultra®

●     Monster Rehab®

●     Monster MAXX®

●     Java Monster®

●     Muscle Monster®

●     Espresso Monster®

●     Punch Monster®

●     Juice Monster®

●     Monster Hydro®

●     Monster HydroSport Super Fuel®

●     Monster Dragon Tea®

●     Caffé Monster®

●     Reign Total Body FuelTM

●     Reign InfernoTM Thermogenic Fuel

● NOS® ● Full Throttle® ● Burn® ● Mother® ● Nalu® ● Ultra Energy® ● Play® and Power Play® (stylized) ● Relentless® ● BPM® ● BU® ● Gladiator® ● Samurai® ● Live+® ● Predator®

Our net sales of $4.20 billion for the year ended December 31, 2019 represented record annual net sales. Net sales for the year ended December 31, 2019 were positively impacted by approximately $101.9 million as a result of a price increase effective from November 1, 2018 in the United States (“the U.S. Price Increase”) and effective from February 1, 2019 in Canada (the “Canada Price Increase”), on certain of our Monster Energy® brand energy drinks. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $69.2 million for the year ended December 31, 2019.

The vast majority of our net sales are derived from our Monster Energy® Drinks segment. Net sales of our Monster Energy® Drinks segment were $3.90 billion for the year ended December 31, 2019.  Net sales of our Strategic Brands segment were $274.9 million for the year ended December 31, 2019. Our Monster Energy® Drinks segment represented 92.9% and 91.9% of our net sales for the years ended December 31, 2019 and 2018, respectively. Our Strategic Brands segment represented 6.5% and 7.5% of our net sales for the year ended December 31, 2019 and 2018, respectively. Our Other segment represented 0.5% and 0.6% of our net sales for the years ended December 31, 2019 and 2018, respectively.

Net changes in foreign currency exchange rates had an unfavorable impact on net sales in the Monster Energy® Drinks segment of approximately $59.6 million for the year ended December 31, 2019. Net changes in foreign currency exchange rates had an unfavorable impact on net sales in the Strategic Brands segment of approximately $9.6 million for the year ended December 31, 2019.

Our growth strategy includes expanding our international business. Gross sales to customers outside the United States amounted to $1.62 billion, $1.36 billion and $1.09 billion for the years ended December 31, 2019, 2018 and 2017, respectively. Such sales were approximately 33%, 31% and 28% of gross sales for the years ended December 31, 2019, 2018 and 2017, respectively.

Our customers are primarily full service beverage bottlers/distributors, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, foodservice customers, value stores, e-commerce retailers and the military. Percentages of our gross sales to our various customer types for the years ended December 31, 2019, 2018 and 2017 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such bottlers/distributors’ sales to their own customers.

	2019	2018	2017
U.S. full service bottlers/distributors	58%	61%	63%
International full service bottlers/distributors	33%	31%	28%
Club stores, mass merchandisers and e-commerce retailers	7%	6%	7%
Retail grocery, specialty chains and wholesalers	1%	1%	1%
Other	1%	1%	1%

Our customers include Coca-Cola Canada Bottling Limited, Coca-Cola Consolidated, Inc., Coca-Cola Bottling Company United, Inc., Reyes Coca-Cola Bottling, LLC, Great Lakes Coca-Cola Distribution, LLC, Coca-Cola Southwest Beverages LLC, The Coca-Cola Bottling Company of Northern New England, Inc., Swire Pacific Holdings, Inc. (USA), Liberty Coca-Cola Beverages, LLC, Coca-Cola European Partners, Coca-Cola Hellenic, Coca-Cola FEMSA, Coca-Cola Amatil, Swire Coca-Cola (China), COFCO Coca-Cola, Coca-Cola Beverages Africa, Coca-Cola İçecek and certain other TCCC network bottlers, Asahi Soft Drinks, Co., Ltd., Kalil Bottling Group (until March 5, 2019), Big Geyser, Inc. (until April 5, 2019), Wal-Mart, Inc. (including Sam’s Club) and Costco Wholesale Corporation. A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material negative effect on our financial condition and consolidated results of operations.

TCCC, through the TCCC Subsidiaries, accounted for approximately 2%, 3% and 18% of our net sales for the years ended December 31, 2019, 2018 and 2017, respectively. As part of TCCC’s North America Refranchising, the territories of certain TCCC Subsidiaries have been transitioned to certain independent TCCC bottlers/distributors and/or TCCC Related Parties. Accordingly, our percentage of net sales to the TCCC Subsidiaries significantly decreased for the years ended December 31, 2019, 2018 and 2017.

Coca-Cola Consolidated, Inc. accounted for approximately 13% of our net sales for the years ended December 31, 2019, 2018 and 2017.

Reyes Coca-Cola Bottling, LLC accounted for approximately 11%, 12% and 6% of the Company’s net sales for the years ended December 31, 2019, 2018 and 2017, respectively.

Coca-Cola European Partners accounted for approximately 10%, 10% and 9% of the Company’s net sales for the years ended December 31, 2019, 2018 and 2017, respectively.

We continue to incur expenditures in connection with the development and introduction of new products and flavors.

Value Drivers of our Business

We believe that the key value drivers of our business include the following:

●	International Growth – The introduction, development and sustained profitability of our Monster Energy® brand internationally remains a key value driver for our corporate growth. One or more of our products are distributed in approximately 153 countries and territories worldwide.

●	Profitable Growth – We believe “functional” value-added brands supported by marketing and innovation and targeted to a diverse consumer base, drive profitable growth. We continue to broaden our family of products to provide more alternatives to consumers and launched Reign Total Body FuelTM high performance energy drinks in the first quarter of 2019. We are focused on increasing the profit margins for both our Monster Energy® Drinks segment and our Strategic Brands segment, and believe that tailored branding, packaging, pricing and distribution channel strategies help achieve profitable growth. We are implementing these strategies with a view to continuing profitable growth.
●	Cost Management – The principal focus of cost management will continue to be on reducing input procurement and production costs on a per-case basis, including raw material costs and co-packing fees, as well as reducing freight costs by securing additional co-packing facilities strategically localized. Another key area of focus is to decrease promotional allowances, selling and general and administrative costs, including sponsorships, sampling, promotional and marketing expenses, as a percentage of net sales.
●	Efficient Capital Structure – Our capital structure is designed to optimize our working capital in order to finance expansion, both domestically and internationally. We believe that with our strong capital position, our ability to raise funds, if necessary, at a relatively low effective cost of borrowings, provides a competitive advantage. The reduction of days outstanding for accounts receivable and inventory days on hand will remain an area of focus.

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

Gross and net sales, gross profit, operating income, net income and net income per share represent key measurements of the above value drivers. These measurements will continue to be a key management focus in 2020 and beyond (See “Part II, Item 7 – Results of Operations – Results of Operations for the Year Ended December 31, 2019, Compared to the Year Ended December 31, 2018”).

As of December 31, 2019, the Company had working capital of $1.66 billion compared to $1.20 billion as of December 31, 2018. The increase in working capital was primarily the result of the $1.12 billion of net income earned during the year ended December 31, 2019. For the year ended December 31, 2019, our net cash provided by operating activities was approximately $1.11 billion as compared to $1.16 billion for the year ended December 31, 2018. Principal uses of cash flows in 2019, were purchases of investments, repurchase of our common stock, development of our Monster Energy® brand internationally and acquisitions of property and equipment. These principal uses of cash flows are expected to be and remain our principal recurring use of cash and working capital funds in the future (See “Part II, Item 7 – Liquidity and Capital Resources”).

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

In addition, other key challenges and risks that could impact our Company’s future financial results include, but are not limited to:

●	the risks associated with the realization of benefits from our relationship with TCCC;
●	the impact of TCCC’s bottlers/distributors distributing Coca-Cola brand energy drinks;
●	changes in consumer preferences and demand for our products;
●	economic uncertainty in the United States, Europe and other countries in which we operate;
●	the risks associated with foreign currency exchange rate fluctuations;
●	maintenance of our brand image, product quality and corporate reputation;
●	increasing concern over various environmental, human rights and health matters, including obesity, caffeine consumption and energy drinks generally, and changes in regulation and consumer preferences in response to those concerns;
●	profitable expansion and growth of our family of brands in the competitive market place (See “Part I, Item 1 – Business – Competition” and “Part I, Item 1 – Business – Sales and Marketing”);
●	costs of establishing and promoting our brands internationally;
●	increase in costs of raw materials used by us;
●	restrictions on imports and sources of supply, duties or tariffs, changes in related government regulations and disruptions in the timely import or export of our products and/or ingredients due to port strikes, related labor issues or other importation impediments;
●	protection of our existing intellectual property portfolio of trademarks and copyrights and the continuous pursuit to develop and protect new and innovative trademarks and copyrights for our expanding product lines;
●	limitations on available quantities of aluminum cans in general as well as certain package containers and lids such as the aluminum 24-ounce cap can and resealable lids;
●	limitations on co-packing availability, particularly for retort production as well for 550ml products utilizing BRE resealable lids;

●	the impact of Brexit on our business in Europe and the United Kingdom; and
●	the imposition of additional regulation, including regulation restricting the sale of energy drinks, limiting caffeine content in beverages, requiring product labeling and/or warnings, imposing excise taxes and/or sales taxes, and/or limiting product size and/or age restrictions.

See “Part I, Item 1A – Risk Factors” for additional information about risks and uncertainties facing our Company.

We believe that the following opportunities exist for us:

●	domestic and international growth potential of our products;
●	growth potential of the energy drink category, both domestically and internationally;
●	planned and future new product and product line introductions with the objective of increasing sales and/or contributing to higher profitability;
●	the introduction of new package formats designed to generate strong revenue growth;
●	package, pricing and channel opportunities to increase profitable growth;
●	effective strategic positioning to capitalize on industry growth;
●	broadening distribution/expansion opportunities in both domestic and international markets;
●	launching and/or relaunching our products and new products into new domestic and international markets and channels; and
●	continued focus on reducing our cost base.

Results of Operations

The following table sets forth key statistics for the years ended December 31, 2019, 2018 and 2017, respectively.

(In thousands, except per share amounts)				Percentage	Percentage
				Change	Change
	2019	2018	2017	19 vs. 18	18 vs. 17
Net sales[1]	$4,200,819	$3,807,183	$3,369,045	10.3%	13.0%
Cost of sales	1,682,234	1,511,808	1,231,355	11.3%	22.8%
Gross profit*[1]	2,518,585	2,295,375	2,137,690	9.7%	7.4%
Gross profit as a percentage of net sales	60.0%	60.3%	63.5%

Operating expenses[2]	1,115,646	1,011,756	938,903	10.3%	7.8%
Operating expenses as a percentage of net sales	26.6%	26.6%	27.9%

Operating income[1,2]	1,402,939	1,283,619	1,198,787	9.3%	7.1%
Operating income as a percentage of net sales	33.4%	33.7%	35.6%

Other income, net	13,023	9,653	2,836	34.9%	240.4%

Income before provision for income taxes[1,2]	1,415,962	1,293,272	1,201,623	9.5%	7.6%

Provision for income taxes	308,127	300,268	380,945	2.6%	(21.2%)

Income taxes as a percentage of income before taxes	21.8%	23.2%	31.7%

Net income[1,2]	$1,107,835	$993,004	$820,678	11.6%	21.0%
Net income as a percentage of net sales	26.4%	26.1%	24.4%

Net income per common share:
Basic	$2.04	$1.78	$1.45	14.6%	23.1%
Diluted	$2.03	$1.76	$1.42	15.2%	23.8%

Case sales (in thousands) (in 192‑ounce case equivalents)	448,770	410,886	359,957	9.2%	14.1%

¹ Includes $46.3 million, $44.3 million and $43.4 million for the years ended December 31, 2019, 2018 and 2017, respectively, related to the recognition of deferred revenue.

2 Includes $11.3 million, $26.6 million and $35.4 million for the years ended December 31, 2019, 2018 and 2017, respectively, related to distributor termination costs.

*Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses. We include out-bound freight and warehouse costs in operating expenses rather than in cost of sales.

Results of Operations for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018.

Net Sales. Net sales were $4.20 billion for the year ended December 31, 2019, an increase of approximately $393.6 million, or 10.3% higher than net sales of $3.81 billion for the year ended December 31, 2018. Net sales for the year ended December 31, 2019 were positively impacted by approximately $101.9 million as a result of the U.S. Price Increase and the Canada Price Increase, on certain of our Monster Energy® brand energy drinks. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $69.2 million for the year ended December 31, 2019.

Net sales for the Monster Energy® Drinks segment were $3.90 billion for the year ended December 31, 2019, an increase of approximately $405.6 million, or 11.6% higher than net sales of $3.50 billion for the year ended December 31,

2018. Net sales for the Monster Energy® Drinks segment increased primarily due to (i) sales of our Reign Total Body FuelTM high performance energy drinks, introduced in the first quarter of 2019, (ii) the price increases described above, and (iii) increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had an unfavorable impact on net sales for the Monster Energy® Drinks segment of approximately $59.6 million for the year ended December 31, 2019.

Net sales for the Strategic Brands segment were $274.9 million for the year ended December 31, 2019, a decrease of approximately $10.9 million, or 3.8% lower than net sales of $285.8 million for the year ended December 31, 2018. Net changes in foreign currency exchange rates had an unfavorable impact on net sales for the Strategic Brands segment of approximately $9.6 million for the year ended December 31, 2019.

Net sales for the Other segment were $21.9 million for the year ended December 31, 2019, a decrease of approximately $1.1 million, or 4.6% lower than net sales of $22.9 million for the year ended December 31, 2018.

Case sales, in 192-ounce case equivalents, were 448.8 million cases for the year ended December 31, 2019, an increase of approximately 37.9 million cases or 9.2% higher than case sales of 410.9 million cases for the year ended December 31, 2018. The overall average net sales per case (excluding net sales of AFF Third-Party Products of $21.9 million and $22.9 million for the years ended December 31, 2019 and 2018, respectively, as these sales do not have unit case equivalents) increased to $9.31 for the year ended December 31, 2019, which was 1.1% higher than the average net sales per case of $9.21 for the year ended December 31, 2018.  The increase in the average net sales per case was primarily attributable to a price increase effective from November 1, 2018 in the United States and effective from February 1, 2019 in Canada, on certain of our Monster Energy® brand energy drinks.

Gross Profit. Gross profit was $2.52 billion for the year ended December 31, 2019, an increase of approximately $223.2 million, or 9.7% higher than the gross profit of $2.30 billion for the year ended December 31, 2018. The increase in gross profit dollars was primarily the result of the $405.6 million increase in net sales of our Monster Energy® Drinks segment for the year ended December 31, 2019.

Gross profit as a percentage of net sales decreased to 60.0% for the year ended December 31, 2019 from 60.3% for the year ended December 31, 2018. The decrease for the year ended December 31, 2019 was primarily the result of geographical and product sales mix. Such decrease was partially offset by the sales price increases discussed above.

Operating Expenses. Total operating expenses were $1.12 billion for the year ended December 31, 2019, an increase of approximately $103.9 million, or 10.3% higher than total operating expenses of $1.01 billion for the year ended December 31, 2018. The increase in operating expenses was primarily due to increased payroll expenses of $36.0 million (of which $6.2 million was related to an increase in stock-based compensation), increased expenditures of $25.1 million for professional service fees, including legal and accounting costs, increased expenditures of $13.4 million for sponsorships and endorsements, and increased expenditures of $19.1 million in other marketing expenses. The increase in operating expenses was partially offset by decreased expenditures of $15.4 million related to the costs associated with distributor terminations. Operating expenses for the year ended December 31, 2019 included a $15.5 million provision in connection with an intellectual property claim brought by the descendants of Hubert Hansen in relation to the Company’s use of the Hubert Hansen name prior to the transaction with TCCC, that closed in 2015.

Operating Income. Operating income was $1.40 billion for the year ended December 31, 2019, an increase of approximately $119.3 million, or 9.3% higher than operating income of $1.28 billion for the year ended December 31, 2018. Operating income as a percentage of net sales was 33.4% and 33.7% for the years ended December 31, 2019 and December 31, 2018, respectively. Operating income was $229.2 million and $180.8 million for the years ended December 31, 2019 and 2018, respectively, in connection with our operations in Europe, Middle East and Africa (“EMEA”), Asia Pacific and South America.

Operating income* for the Monster Energy® Drinks segment was $1.57 billion for the year ended December 31, 2019, an increase of approximately $195.0 million, or 14.2% higher than operating income of $1.37 billion for the year ended December 31, 2018. The increase in operating income for the Monster Energy® Drinks segment was primarily the result of the $405.6 million increase in net sales of our Monster Energy® Drinks segment for the year ended December 31, 2019.

Operating income* for the Strategic Brands segment was $164.1 million for the year ended December 31, 2019, a decrease of approximately $12.5 million, or 7.1% lower than operating income of $176.5 million for the year ended December 31, 2018.

Operating income* for the Other segment was $3.7 million for the year ended December 31, 2019, a decrease of approximately $1.7 million, or 31.9% lower than operating income of $5.4 million for the year ended December 31, 2018.

*Exclusive of corporate and unallocated expenses.

Other Income, net. Other non-operating income, net, was $13.0 million for the year ended December 31, 2019, as compared to other non-operating income, net, of $9.7 million for the year ended December 31, 2018. Foreign currency transaction losses were $4.1 million and $4.0 million for the years ended December 31, 2019 and 2018, respectively. Interest income was $17.8 million and $13.8 million for the years ended December 31, 2019 and 2018, respectively.

Provision for Income Taxes. Provision for income taxes was $308.1 million for the year ended December 31, 2019, an increase of $7.9 million, or 2.6% higher than the provision for income taxes of $300.3 million for the year ended December 31, 2018. The effective combined federal, state and foreign tax rate decreased to 21.8% from 23.2% for the year ended December 31, 2019 and 2018, respectively. The decrease in effective tax rate was primarily attributable to an increase in equity compensation deductions.  The decrease in the effective tax rate was partially offset by increased income taxes in certain foreign jurisdictions.

Net Income. Net income was $1.11 billion for the year ended December 31, 2019, an increase of $114.8 million, or 11.6% higher than net income of $993.0 million for the year ended December 31, 2018. The increase in net income was primarily due to the $223.2 million increase in gross profit. The increase in net income was partially offset by the increase in operating expenses of $103.9 million and an increase in the provision for income taxes of $7.9 million.

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

Gross Profit. Gross profit was $2.30 billion for the year ended December 31, 2018, an increase of approximately $157.7 million, or 7.4% higher than the gross profit of $2.14 billion for the year ended December 31, 2017. The increase in gross profit dollars was primarily the result of the $450.8 million increase in net sales of our Monster Energy® brand energy drinks segment for the year ended December 31, 2018.

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

Operating income* for the Monster Energy® Drinks segment was $1.37 billion for the year ended December 31, 2018, an increase of approximately $106.5 million, or 8.4% higher than operating income of $1.26 billion for the year ended

December 31, 2017. The increase in operating income for the Monster Energy® Drinks segment was primarily the result of the $455.1 million increase in net sales of our Monster Energy® brand energy drinks for the year ended December 31, 2018.

Operating income* for the Strategic Brands segment was $176.5 million for the year ended December 31, 2018, an increase of approximately $2.1 million, or 1.2% higher than operating income of $174.5 million for the year ended December 31, 2017.

Operating income* for the Other segment was $5.4 million for the year ended December 31, 2018, a decrease of approximately $0.2 million, or 4.0% lower than operating income of $5.6 million for the year ended December 31, 2017.

*Exclusive of corporate and unallocated expenses.

Other Income, net.  Other non-operating income, net, was $9.7 million for the year ended December 31, 2018, as compared to other non-operating income, net, of $2.8 million for the year ended December 31, 2017. Foreign currency transaction (losses)/gains were ($4.0) million and ($3.3) million for the years ended December 31, 2018 and 2017, respectively. Interest income was $13.8 million and $6.8 million for the years ended December 31, 2018 and 2017, respectively.

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

Non-GAAP Financial Measures

For the year ended December 31, 2019 compared to the year ended December 31, 2018.

Gross Sales**. Gross sales were $4.87 billion for the year ended December 31, 2019, an increase of approximately $438.2 million, or 9.9% higher than gross sales of $4.43 billion for the year ended December 31, 2018. Gross sales for the year ended December 31, 2019 were positively impacted by approximately $101.9 million as a result of U.S. Price Increase and the Canada Price Increase, on certain of our Monster Energy® brand energy drinks. Net changes in foreign currency exchange rates had an unfavorable impact on gross sales of approximately $82.5 million for the year ended December 31, 2019.

Gross sales for the Monster Energy® Drinks segment were $4.53 billion for the year ended December 31, 2019, an increase of approximately $453.6 million, or 11.1% higher than gross sales of $4.08 billion for the year ended December 31, 2018. Gross sales for the Monster Energy® Drinks segment increased primarily due to (i) sales of our Reign Total Body FuelTM high performance energy drinks, introduced in the first quarter of 2019, (ii) the price increases described above, and (iii) increased sales by volume of our Monster Energy® brand energy drinks as a result of increased domestic and international consumer demand. Net changes in foreign currency exchange rates had an unfavorable impact on gross sales for the Monster Energy® Drinks segment of approximately $72.9 million for the year ended December 31, 2019.

Gross sales for the Strategic Brands segment were $312.7 million for the year ended December 31, 2019, a decrease of $14.4 million, or 4.4% lower than gross sales of $327.1 million for the year ended December 31, 2018. Net changes in foreign currency exchange rates had an unfavorable impact on gross sales in the Strategic Brands segment of approximately $9.6 million for the year ended December 31, 2019.

Gross sales for the Other segment were $21.9 million for the year ended December 31, 2019, a decrease of $1.1 million, or 4.6% lower than gross sales of $22.9 million for the year ended December 31, 2018.

Promotional allowances, commissions and other expenses, as described in the footnote below, were $666.9 million for the year ended December 31, 2019, an increase of $44.5 million, or 7.2% higher than promotional allowances, commissions and other expenses of $622.3 million for the year ended December 31, 2018. Promotional allowances, commissions and other expenses as a percentage of gross sales decreased to 13.7% from 14.0% for the year ended December 31, 2019 and 2018, respectively.

For the year ended December 31, 2018 compared to the year ended December 31, 2017.

Gross Sales**. Gross sales were $4.43 billion for the year ended December 31, 2018, an increase of approximately $568.2 million, or 14.7% higher than gross sales of $3.86 billion for the year ended December 31, 2017.

Gross sales for the Monster Energy® Drinks segment were $4.08 billion for the year ended December 31, 2018, an increase of $558.2 million, or 15.9% higher than gross sales of $3.52 billion for the year ended December 31, 2017. Gross sales of our Monster Energy® Drinks segment increased partially due to increased sales by volume as a result of increased domestic and international consumer demand.

Gross sales for the Strategic Brands segment were $327.1 million for the year ended December 31, 2018, an increase of $8.6 million, or 2.7% higher than gross sales of $318.5 million for the year ended December 31, 2017.

Gross sales for the Other segment were $22.9 million for the year ended December 31, 2018, an increase of $1.3 million, or 6.1% higher than gross sales of $21.6 million for the year ended December 31, 2017.

No other individual product line contributed either a material increase or decrease to gross sales for the year ended December 31, 2018.

Promotional and other allowances, as described in the footnote below, were $622.3 million for the year ended December 31, 2018, an increase of $130.0 million, or 26.4% higher than promotional and other allowances of $492.3 million for the year ended December 31, 2017. Promotional and other allowances as a percentage of gross sales increased to 14.0% from 12.7% for the years ended December 31, 2018 and 2017, respectively, partially due to an increase in commissions of $42.2 million included in net sales, related to the adoption of ASC 606.

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

The following table reconciles the non-GAAP financial measure of gross sales with the most directly comparable GAAP financial measure of net sales:

				Percentage	Percentage
In thousands				Change	Change
	2019	2018	2017	19 vs. 18	18 vs. 17
Gross sales, net of discounts and returns	$4,867,698	$4,429,522	$3,861,368	9.9%	14.7%
Less: Promotional and other allowances***	666,879	622,339	492,323	7.2%	26.4%
Net Sales	$4,200,819	$3,807,183	$3,369,045	10.3%	13.0%

***Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the presentation thereof does not conform to GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances primarily include consideration given to our bottlers/distributors or retail customers including, but not limited to the following: (i) discounts granted off list prices to support price promotions to end-consumers by retailers; (ii) reimbursements given to our bottlers/distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (iii) our agreed share of fees given to bottlers/distributors and/or directly to retailers for advertising, in-store marketing and promotional activities; (iv) our agreed share of slotting, shelf space allowances and other fees given directly to retailers, club stores and/or wholesalers; (v) incentives given to our bottlers/distributors and/or retailers for achieving or exceeding certain predetermined sales goals; (vi) discounted or free products; (vii) contractual fees given to our bottlers/distributors related to sales made by us direct to certain customers that fall within the bottlers’/distributors’ sales territories; and (viii) certain commissions paid based on sales to our bottlers/distributors. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. Promotional and other allowances constitute a material portion of our marketing activities. Our promotional allowance programs with our numerous bottlers/distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year. The primary drivers of our promotional and other allowance activities for the years ended December 31, 2019 and 2018 were (i) to increase sales volume and trial, (ii) to address market conditions, and (iii) to secure shelf and display space at retail.

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

	2019	2018	2017	2016	2015
Net Sales (in Thousands)
Quarter 1	$945,991	$850,921	$742,146	$680,186	$626,791
Quarter 2	1,104,045	1,015,873	907,068	827,488	693,722
Quarter 3	1,133,577	1,016,160	909,476	787,954	756,619
Quarter 4	1,017,206	924,229	810,355	753,765	645,432
Total	$4,200,819	$3,807,183	$3,369,045	$3,049,393	$2,722,564

Less: AFF third party net sales (in Thousands)
Quarter 1	$(5,321)	$(4,657)	$(5,539)	$—	$—
Quarter 2	(5,791)	(6,623)	(6,174)	(6,635)	—
Quarter 3	(5,860)	(6,573)	(5,200)	(5,686)	—
Quarter 4	(4,893)	(5,067)	(4,692)	(4,690)	—
Total	$(21,865)	$(22,920)	$(21,605)	$(17,011)	$—

Adjusted Net Sales (in Thousands)¹
Quarter 1	$940,670	$846,264	$736,607	$680,186	$626,791
Quarter 2	1,098,254	1,009,250	900,894	820,853	693,722
Quarter 3	1,127,717	1,009,587	904,276	782,268	756,619
Quarter 4	1,012,313	919,162	805,663	749,075	645,432
Total	$4,178,954	$3,784,263	$3,347,440	$3,032,382	$2,722,564

Unit Case Volume / Sales (in Thousands)
Quarter 1	101,284	92,315	79,992	72,653	57,779
Quarter 2	119,595	110,057	97,233	87,574	68,037
Quarter 3	121,854	111,038	96,184	82,767	81,274
Quarter 4	106,037	97,476	86,548	77,966	67,531
Total	448,770	410,886	359,957	320,960	274,621

Adjusted Average Net Sales Per Case
Quarter 1	$9.29	$9.17	$9.21	$9.36	$10.85
Quarter 2	9.18	9.17	9.27	9.37	10.20
Quarter 3	9.25	9.09	9.40	9.45	9.31
Quarter 4	9.55	9.43	9.31	9.61	9.56
Total	$9.31	$9.21	$9.30	$9.45	$9.91

1Excludes Other segment net sales of $21.9 million, $22.9 million and $21.6 million for the years ended December 31, 2019, 2018 and 2017, respectively, comprised of sales of our AFF Third-Party Products to independent third parties as these sales do not have unit case equivalents.

The following represents case sales by segment for the years ended December 31:

(In thousands, except average net sales per case)
	2019	2018	2017	2016	2015
Net sales	$4,200,819	$3,807,183	$3,369,045	$3,049,393	$2,722,564
Less: AFF third-party sales	(21,865)	(22,920)	(21,605)	(17,011)	—
Adjusted net sales¹	$4,178,954	$3,784,263	$3,347,440	$3,032,382	$2,722,564

Case sales by segment:
Monster Energy® Drinks	377,551	338,880	289,105	256,323	228,628
Strategic Brands	71,219	72,006	70,852	64,637	34,791
Other	—	—	—	—	11,202
Total case sales	448,770	410,886	359,957	320,960	274,621
Average net sales per case	$9.31	$9.21	$9.30	$9.45	$9.91

1Excludes Other segment net sales of $21.9 million, $22.9 million and $21.6 million for the years ended December 31, 2019, 2018 and 2017, respectively, comprised of sales of our AFF Third-Party Products to independent third parties as these sales do not have unit case equivalents.

Inflation

We do not believe that inflation had a significant impact on our results of operations for the years ended December 31, 2019, 2018 or 2017.

Liquidity and Capital Resources

Cash flows provided by operating activities. Cash provided by operating activities was $1.11 billion for the year ended December 31, 2019, as compared with cash provided by operating activities of $1.16 billion for the year ended December 31, 2018.

For the year ended December 31, 2019, cash provided by operating activities was primarily attributable to net income earned of $1.11 billion and adjustments for certain non-cash expenses, consisting of $64.8 million of depreciation and amortization and $63.4 million of stock-based compensation. For the year ended December 31, 2019, cash provided by operating activities also increased due to a $28.8 million increase in accounts payable, a $21.9 million increase in accrued promotional allowances, a $9.5 million decrease in prepaid income taxes, an $8.1 million increase in income taxes payable, a $7.2 million increase in accrued compensation, a $6.5 million decrease in distributor receivables and a $1.3 million decrease in deferred income taxes. For the year ended December 31, 2019, cash used in operating activities was primarily attributable to an $85.2 million increase in inventories, a $66.4 million increase in accounts receivable, a $24.9 million decrease in deferred revenue, a $14.3 million decrease in accrued liabilities and a $13.8 million increase in prepaid expenses and other assets.

For the year ended December 31, 2018, cash provided by operating activities was primarily attributable to net income earned of $993.0 million and adjustments for certain non-cash expenses, consisting of $57.1 million of stock-based compensation and $57.0 million of depreciation and amortization. For the year ended December 31, 2018, cash provided by operating activities also increased due to a $98.7 million decrease in prepaid income taxes, an $11.7 million increase in accrued promotional allowances, an $18.1 million increase in accrued liabilities, a $10.0 million decrease in distributor receivables, a $9.9 million increase in accounts payable, a $5.5 million increase in accrued compensation and a $1.9 million increase in income taxes payable. For the year ended December 31, 2018, cash used in operating activities was primarily attributable to a $48.4 million increase in accounts receivable, a $26.1 million increase in inventories, a $20.0 million decrease in deferred revenue and a $6.7 million increase in prepaid expenses and other assets.

Cash flows (used in) provided by investing activities. Net cash used in investing activities was $326.7 million for the year ended December 31, 2019 as compared to cash provided by investing activities of $273.0 million for the year ended December 31, 2018.

For both the years ended December 31, 2019 and 2018, cash provided by investing activities was primarily attributable to sales of available-for-sale investments. For both the years ended December 31, 2019 and 2018, cash used in investing activities was primarily attributable to purchases of available-for-sale investments. For both the years ended December 31, 2019 and 2018, cash used in investing activities also included the acquisition of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, real property, computer software, equipment used for sales and administrative activities, certain leasehold improvements, improvements to real property as well as the acquisition, defense and maintenance of trademarks. We expect to continue to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, leasehold improvements, the acquisition of capital equipment (specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products and to develop our brand in international markets) and for other corporate purposes. From time to time, we may also use cash to purchase additional real property related to our beverage business and/or acquire compatible businesses.

Cash flows used in financing activities. Cash used in financing activities was $628.5 million for the year ended December 31, 2019 as compared to cash used in financing activities of $1.32 billion for the year ended December 31, 2018. The cash flows used in financing activities for both the years ended December 31, 2019 and 2018 was primarily the result of the repurchases of our common stock. The cash flows provided by financing activities for both the years ended December 31, 2019, and 2018 was primarily attributable to the issuance of our common stock.

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

Cash and cash equivalents, short-term and long-term investments – As of December 31, 2019, we had $798.0 million in cash and cash equivalents, $533.1 million in short-term investments and $12.9 million in long-term investments. We have historically invested these amounts in U.S. treasuries, U.S. government agency securities and municipal securities (which may have an auction reset feature), certificates of deposit, commercial paper, variable rate demand notes and money market funds meeting certain criteria. We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical rating organizations) in selecting and maintaining our investments. We regularly assess market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Of our $798.0 million of cash and cash equivalents held at December 31, 2019, $416.9 million was held by our foreign subsidiaries. No short-term or long-term investments were held by our foreign subsidiaries at December 31, 2019.

We believe that cash available from operations, including our cash resources and our revolving line of credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of shares of our common stock, as well as purchases of capital assets, equipment and properties, through at least the next 12 months. Based on our current plans, capital expenditures (exclusive of common stock repurchases) are currently estimated to be approximately $150.0 million through December 31, 2020.  However, future business opportunities may cause a change in this estimate.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of December 31, 2019:

	Payments due by period (in thousands)
		Less than	1‑3	3‑5	More than
Obligations	Total	1 year	years	years	5 years

Contractual Obligations¹	$181,896	$121,675	$56,721	$3,500	$—
Finance Leases	1,500	1,500	—	—	—
Operating Leases	33,814	3,661	6,203	5,762	18,188
Purchase Commitments²	86,712	86,712	—	—	—
	$303,922	$213,548	$62,924	$9,262	$18,188

1 Contractual obligations include our obligations related to sponsorships and other commitments.

2 Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms, but are generally satisfied within one year.

In addition, approximately $3.0 million of unrecognized tax benefits have been recorded as liabilities as of December 31, 2019. It is expected that the amount of unrecognized tax benefits will not significantly change within the next 12 months. As of December 31, 2019, we had $0.4 million of accrued interest and penalties related to unrecognized tax benefits.

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

Goodwill – The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not amortized; instead goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If the Company determines that the fair value is less than the carrying value, the Company will use a two-step process to determine the amount of goodwill impairment. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process, performed only if a potential impairment exists, involves determining the difference between the fair value of the reporting unit’s net assets, other than goodwill, and the fair value of the reporting unit. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value. For the years ended December 31, 2019, 2018 and 2017 there were no impairments recorded.

Other Intangibles – Other Intangibles are comprised of trademarks that represent the Company’s exclusive ownership of the Monster Energy®, ®, Monster Energy Ultra®, Unleash the Beast!®, Monster Rehab®, Java Monster®, Monster Hydro®, Monster HydroSport Super Fuel®, Espresso Monster®, Caffé Monster®, Monster Energy Extra Strength Nitrous Technology®, Muscle Monster®, Punch Monster®, Juice Monster®, Reign Total Body FuelTM, Reign InfernoTM, M3(stylized)®, BU®, Nalu®, NOS®, Full Throttle®, Burn®, Mother®, Ultra Energy®, Play® and Power Play® (stylized), Gladiator®, Relentless®, Samurai®, Predator® and BPM® trademarks, all used in connection with the manufacture, sale and distribution of beverages. The Company also owns in its own right a number of other trademarks, flavors and formulas in the United States, as well as in a number of countries around the world. In addition, in 2016 through our acquisition of AFF, we secured the intellectual property of our most important flavors for certain of our Monster Energy® Brand energy drinks in perpetuity. In accordance with FASB ASC 350, intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of its indefinite-lived assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. The Company amortizes its intangibles with finite useful lives over their respective useful lives. For the years ended December 31, 2019, 2018 and 2017 there were no impairments recorded.

Long-Lived Assets – Management regularly reviews property and equipment and other long-lived assets, including certain definite-lived intangible assets, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, management then prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated using the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. For the years ended December 31, 2019, 2018 and 2017, there were no impairment indicators identified. Long-lived assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell.

Foreign Currency Translation and Transactions – The accounts of the Company’s foreign subsidiaries are translated in accordance with FASB ASC 830. Foreign currency transaction gains and losses are recognized in other income, net, at the time they occur. Net foreign currency exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries whose functional currency is not the U.S. dollar are recorded as a part of accumulated other comprehensive loss in stockholders’ equity. Unrealized foreign currency exchange gains and losses on certain intercompany transactions that are of a long-term investment nature (i.e., settlement is not planned or anticipated in the foreseeable future) are also recorded in accumulated other comprehensive loss in stockholders’ equity. During the years ended December 31, 2019, 2018 and 2017, we entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries non-functional currency denominated assets and liabilities. All foreign currency exchange contracts outstanding as of December 31, 2019 have terms of three months or less. We do not enter into forward currency exchange contracts for speculation or trading purposes.

Revenue Recognition – The Company’s Monster Energy® Drinks segment generates net operating revenues by selling ready-to-drink packaged energy drinks primarily to bottlers and full service beverage distributors. In some cases, the

Company sells directly to retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, drug stores, foodservice customers, value retailers, e-commerce retailers and the military.

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

The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. Certain of the Company’s bottlers/distributors may also perform a separate function as a co-packer on the Company’s behalf. In such cases, control of the Company’s products passes to such bottlers/distributors when they notify the Company that they have taken possession or transferred the relevant portion of the Company’s finished goods. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of December 31, 2019 and December 31, 2018.

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

Promotional and other allowances (variable consideration) recorded as a reduction to net sales, primarily include consideration given to the Company’s bottlers/distributors or retail customers including, but not limited to the following:

●	discounts granted off list prices to support price promotions to end-consumers by retailers;
●	reimbursements given to the Company’s bottlers/distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products;
●	the Company’s agreed share of fees given to bottlers/distributors and/or directly to retailers for advertising, in-store marketing and promotional activities;
●	the Company’s agreed share of slotting, shelf space allowances and other fees given directly to retailers;
●	incentives given to the Company’s bottlers/distributors and/or retailers for achieving or exceeding certain predetermined sales goals;
●	discounted or free products;
●	contractual fees given to the Company’s bottlers/distributors related to sales made directly by the Company to certain customers that fall within the bottlers’/distributors’ sales territories; and
●	commissions paid to TCCC based on our sales to the TCCC Subsidiaries and/or the TCCC Related Parties.

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

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside our control and involve a number of risks, uncertainties and other factors, that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

●	We have extensive commercial arrangements with TCCC and, as a result, our future performance is substantially dependent on the success of our relationship with TCCC;
●	The impact of TCCC’s bottlers/distributors distributing Coca-Cola brand energy drinks;
●	The effect of TCCC being one of our significant shareholders and the potential divergence of TCCC’s interests from those of our other shareholders;
●	The effect of TCCC’s refranchising initiative to transition from a TCCC owned system to an independent bottling system, including our ability to maintain relationships with TCCC system bottlers/distributors and manage their ongoing commitment to focus on our products;
●	The possible slowing of and/or decline in the sales growth rates of the domestic and international energy drink categories and/or the U.S. convenience store market generally;
●	Disruption in distribution or sales and/or decline in sales due to the termination and/or appointment of existing and/or new domestic and/or international distributors;
●	Lack of anticipated demand for our products in domestic and/or international markets;
●	Fluctuations in the inventory levels of our bottlers/distributors, planned or otherwise, and the resultant impact on our revenues;
●	Unfavorable regulations, including taxation requirements, age restrictions imposed on the sale, purchase, or consumption of our products, marketing restrictions, product registration requirements, tariffs, trade restrictions, container size limitations and/or ingredient restrictions;
●	The effect of inquiries from, and/or actions by, state attorneys general, the Federal Trade Commission (the “FTC”), the FDA, municipalities, city attorneys, other government agencies, quasi-government agencies, government officials (including members of U.S. Congress) and/or analogous central and local agencies and other authorities in the foreign countries in which our products are manufactured and/or distributed, into the advertising, marketing, promotion, ingredients, sale and/or consumption of our energy drink products, including voluntary and/or required changes to our business practices;
●	Our ability to comply with laws, regulations and evolving industry standards regarding consumer privacy and data use and security, including with respect to the GDPR and the CCPA;
●	Our ability to achieve profitability from certain of our operations outside the United States;

●	Our ability to manage legal and regulatory requirements in foreign jurisdictions, potential difficulties in staffing and managing foreign operations and potentially higher incidence of fraud or corruption and credit risk of foreign customers and/or distributors;
●	Our ability to produce our products in international markets in which they are sold, thereby reducing freight costs and/or product damages;
●	Our ability to absorb, reduce or pass on to our bottlers/distributors increases in freight costs;
●	Our ability to effectively manage our inventories and/or our accounts receivables;
●	Our foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities denominated in currencies other than the U.S. dollar, which will continue to increase as foreign sales increase;
●	Uncertainties surrounding Brexit;
●	Changes in accounting standards may affect our reported profitability;
●	Implications of OECD’s BEPS project;
●	Any proceedings which may be brought against us by the SEC, the FDA, the FTC or other governmental agencies or bodies;
●	The outcome and/or possibility of future shareholder derivative actions or shareholder securities litigation that may be filed against us and/or against certain of our officers and directors, and the possibility of other private shareholder litigation;
●	The outcome of product liability or consumer fraud litigation and/or class action litigation (or its analog in foreign jurisdictions) regarding the safety of our products and/or the ingredients in and/or claims made in connection with our products and/or alleging false advertising, marketing and/or promotion, and the possibility of future product liability and/or class action lawsuits;
●	Exposure to significant liabilities due to litigation, legal or regulatory proceedings;
●	Intellectual property injunctions;
●	Unfavorable resolution of tax matters;
●	Uncertainty and volatility in the domestic and global economies, including risk of counterparty default or failure;
●	Our ability to address any significant deficiencies or material weakness in our internal controls over financial reporting;
●	Our ability to continue to generate sufficient cash flows to support our expansion plans and general operating activities;
●	Decreased demand for our products resulting from changes in consumer preferences, obesity and other perceived health concerns, including concerns relating to certain ingredients in our products or packaging, product safety concerns and/or from decreased consumer discretionary spending power;
●	Adverse publicity surrounding obesity and health concerns related to our products, water usage, environmental impact, human rights and labor and workplace laws;
●	Changes in demand that are weather related and/or for other reasons, including changes in product category consumption and changes in cost and availability of certain key ingredients, as well as disruptions to the supply chain, as a result of climate change and extreme weather conditions;
●	The impact of unstable political conditions, civil unrest, large scale terrorist acts, the outbreak or escalation of armed hostilities, major natural disasters and extreme weather conditions, or widespread outbreaks of infectious diseases;
●	The impact on our global supply chain and our operations due to the recent coronavirus (or COVID-19) outbreak;
●	The impact on our business of competitive products and pricing pressures and our ability to gain or maintain our share of sales in the marketplace as a result of actions by competitors, including unsubstantiated and/or misleading claims, false advertising claims and tortious interference, as well as competitors selling misbranded products;
●	The impact on our business of trademark and trade dress infringement proceedings brought against us relating to our Reign Total Body FuelTM high performance energy drinks;
●	Our ability to introduce new products;
●	Our ability to implement and/or maintain price increases;
●	An inability to achieve volume growth through product and packaging initiatives;

●	Our ability to sustain the current level of sales and/or achieve growth for our Monster Energy® brand energy drinks and/or our other products, including our Strategic Brands;
●	The impact of criticism of our energy drink products and/or the energy drink market generally and/or legislation enacted (whether as a result of such criticism or otherwise) that restricts the marketing or sale of energy drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limits caffeine content in beverages, requires certain product labeling disclosures and/or warnings, imposes excise and/or sales taxes, limits product sizes and/or imposes age restrictions for the sale of energy drinks;
●	Our ability to comply with and/or resulting lower consumer demand for energy drinks due to proposed and/or future U.S. federal, state and local laws and regulations and/or proposed or existing laws and regulations in certain foreign jurisdictions and/or any changes therein, including changes in taxation requirements (including tax rate changes, new tax laws, new and/or increased excise, sales and/or other taxes on our products and revised tax law interpretations) and environmental laws, as well as the Federal Food, Drug, and Cosmetic Act and regulations or rules made thereunder or in connection therewith by the FDA, as well as changes in any other food, drug or similar laws in the United States and internationally, especially those changes that may restrict the sale of energy drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limit caffeine content in beverages, require certain product labeling disclosures and/or warnings, impose excise taxes, impose sugar taxes, limit product sizes, or impose age restrictions for the sale of energy drinks, as well as laws and regulations or rules made or enforced by the Bureau of Alcohol, Tobacco, Firearms and Explosives and/or the FTC or their foreign counterparts;
●	Our ability to satisfy all criteria set forth in any model energy drink guidelines, including, without limitation, those adopted by the American Beverage Association, of which the Company is a member, and/or any international beverage association and the impact on the Company of such guidelines;
●	Disruptions in the timely import or export of our products and/or ingredients due to port strikes and related labor issues;
●	The effect of unfavorable or adverse public relations, press, articles, comments and/or media attention;
●	Changes in the cost, quality and availability of containers, packaging materials, aluminum, the Midwest and other premiums, raw materials and other ingredients and juice concentrates, and our ability to obtain and/or maintain favorable supply arrangements and relationships and procure timely and/or sufficient production of all or any of our products to meet customer demand;
●	Any shortages that may be experienced in the procurement of containers and/or other raw materials including, without limitation, aluminum cans generally, PET containers used for our Monster Hydro® energy drinks and 24-ounce aluminum cap cans;
●	The impact on our cost of sales of corporate activity among the limited number of suppliers from whom we purchase certain raw materials;
●	Our ability to pass on to our customers all or a portion of any increases in the costs of raw materials, ingredients, commodities and/or other cost inputs affecting our business;
●	Our ability to achieve both internal domestic and international forecasts, which may be based on projected volumes and sales of many product types and/or new products, certain of which are more profitable than others; there can be no assurance that we will achieve projected levels of sales as well as forecasted product and/or geographic mixes;
●	Our ability to penetrate new domestic and/or international markets and/or gain approval or mitigate the delay in securing approval for the sale of our products in various countries;
●	The effectiveness of sales and/or marketing efforts by us and/or by the full service bottlers/distributors of our products, most of whom distribute products that may be regarded as competitive with our products;
●	Unilateral decisions by full service bottlers/distributors, convenience chains, grocery chains, mass merchandisers, specialty chain stores, club stores and other customers to discontinue carrying all or any of our products that they are carrying at any time, restrict the range of our products they carry and/or devote less resources to the sale of our products;
●	The effects of retailer consolidation on our business and our ability to successfully adapt to the rapidly changing retail landscape;
●	The costs and/or effectiveness, now or in the future, of our advertising, marketing and promotional strategies;
●	The success of our sports marketing endeavors both domestically and internationally;

●	Unforeseen economic and political changes and local or international catastrophic events;
●	Possible recalls of our products and/or defective production;
●	Our ability to make suitable arrangements and/or procure sufficient capacity for the co-packing of any of our products both domestically and internationally, the timely replacement of discontinued co-packing arrangements and/or limitations on co-packing availability, including for retort production;
●	Our ability to make suitable arrangements for the timely procurement of non-defective raw materials;
●	Our inability to protect and/or the loss of our intellectual property rights and/or our inability to use our trademarks, trade names or designs and/or trade dress in certain countries;
●	Volatility of stock prices which may restrict stock sales, stock purchases or other opportunities as well as negatively impact the motivation of equity award grantees;
●	Provisions in our organizational documents and/or control by insiders which may prevent changes in control even if such changes would be beneficial to other stockholders;
●	The failure of our bottlers and/or contract packers to manufacture our products on a timely basis or at all;
●	Any disruption in and/or lack of effectiveness of our information technology systems, including a breach of cyber security, that disrupts our business or negatively impacts customer relationships, as well as cybersecurity incidents involving data shared with third parties; and
●	Recruitment and retention of senior management, other key employees and our employee base in general.

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

Our gross sales to customers outside of the United States were approximately 33% and 31% of consolidated gross sales for the years ended December 31, 2019 and 2018, respectively. Our growth strategy includes expanding our international business. As a result, we are subject to risks from changes in foreign currency exchange rates. During the year ended December 31, 2019, we entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts entered into by us as of December 31, 2019 have terms of three months or less. We do not enter into forward currency exchange contracts for speculation or trading purposes.

We have not designated our foreign currency exchange contracts as hedge transactions under FASB ASC 815. Therefore, gains and losses on our foreign currency exchange contracts are recognized in other income, net, in the consolidated statements of income, and are largely offset by the changes in the fair value of the underlying economically hedged item. We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates as of December 31, 2019 to be significant.

As of December 31, 2019, we had $798.0 million in cash and cash equivalents and $546.0 million in short-term and long-term investments including certificates of deposit, commercial paper, U.S. government agency securities, U.S. treasuries, variable rate demand notes and municipal securities (which may have an auction reset feature). Certain of these investments are subject to general credit, liquidity, market and interest rate risks.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required to be furnished in response to this Item 8 follows the signature page and Index to Exhibits hereto at pages 71 through 118.

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

Management’s Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our management’s evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Our internal control over financial reporting as of December 31, 2019, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Monster Beverage Corporation

Corona, California

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Monster Beverage Corporation and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2019, of the Company and our report dated February 28, 2020, expressed an unqualified opinion on those financial statements and financial statement schedule.

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

February 28, 2020

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding our directors is included under the caption “Proposal One – Election of Directors” in our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019 (the “2020 Proxy Statement”) and is incorporated herein by reference.

Information concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Delinquent Section 16(a) Reports” in our 2020 Proxy Statement and is incorporated herein by reference.

Information concerning the Audit Committee and the Audit Committee Financial Expert is reported under the caption “Audit Committee; Report of the Audit Committee; Duties and Responsibilities” in our 2020 Proxy Statement and is incorporated herein by reference.

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

Monster Beverage Corporation

1 Monster Way

Corona, CA 92879

(951) 739-6200

(800) 426-7367

ITEM 11.        EXECUTIVE COMPENSATION

Information concerning the compensation of our directors and executive officers and Compensation Committee Interlocks and Insider Participation is reported under the captions “Compensation Discussion and Analysis,” and “Compensation Committee,” respectively, in our 2020 Proxy Statement and is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The disclosure set forth in Item 5, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities”, of this report is incorporated herein.

Information concerning the beneficial ownership of the Company’s Common Stock of (a) those persons known to the Company to be the beneficial owners of more than 5% of the Company’s common stock; (b) each of the Company’s directors and nominees for director; and (c) the Company’s executive officers and all of the Company’s current directors and executive officers as a group is reported under the caption “Principal Stockholders and Security Ownership of Management” in our 2020 Proxy Statement and is incorporated herein by reference.

Information concerning shares of the Company’s Common Stock authorized for issuance under the Company’s equity compensation plans is reported under the caption “Employee Equity Compensation Plan Information” in our 2020 Proxy Statement and is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is reported under the caption “Certain Relationships and Related Transactions and Director Independence” in our 2020 Proxy Statement and is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning our accountant fees and our Audit Committee’s pre-approval of audit and permissible non-audit services of independent auditors is reported under the captions “Principal Accounting Firm Fees” and “Pre-Approval of Audit and Non-Audit Services,” respectively, in our 2020 Proxy Statement and is incorporated herein by reference.

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

2.2

Asset Transfer Agreement, dated as of August 14, 2014, by and among Monster Beverage Corporation, New Laser Corporation and The Coca-Cola Company (incorporated by reference to Exhibit 2.2 to our Form 8-K dated August 18, 2014).

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to our Form 10-K dated November 7, 2016).
3.2	Second Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to our Form 8-K dated April 16, 2018).
4.1*	Description of Common Stock.
10.1

Amended and Restated Distribution Coordination Agreement, dated as of June 12, 2015, between Monster Energy Company and The Coca-Cola Company (incorporated by reference to Exhibit 10.1 to our Form 10-Q dated August 10, 2015).

10.2

Amended and Restated International Distribution Coordination Agreement, dated as of June 12, 2015, between Monster Energy Ltd. and Monster Energy Company and The Coca-Cola Company (incorporated by reference to Exhibit 10.2 to our Form 10-Q dated August 10, 2015).

10.3	Form of Indemnification Agreement (to be provided by Monster Beverage Corporation to its directors and officers) (incorporated by reference to Exhibit 10.1 to our Form 8-K dated June 11, 2019).
10.4+	Hansen Natural Corporation 2001 Amended and Restated Stock Option Plan (incorporated by reference to Exhibit A to our Proxy Statement dated September 25, 2007).
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
101*

The following materials from Monster Beverage Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 are furnished herewith, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2019 and 2018, (ii) Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017, and (vi) Notes to Consolidated Financial Statements.

104*

The cover page from Monster Beverage Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

*	Filed herewith.
+	Management contract or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION

/s/ RODNEY C. SACKS	Rodney C. Sacks	Date: February 28, 2020
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RODNEY C. SACKS	Chairman of the Board of	February 28, 2020
Rodney C. Sacks	Directors and Chief Executive
Officer (principal executive officer)

/s/ HILTON H. SCHLOSBERG	Vice Chairman of the Board of	February 28, 2020
Hilton H. Schlosberg	Directors, President, Chief
Operating Officer, Chief
Financial Officer and Secretary
(principal financial officer,
controller and principal
accounting officer)

/s/ KATHLEEN E. CIARAMELLO	Director	February 28, 2020
Kathleen E. Ciaramello

/s/ GARY P. FAYARD	Director	February 28, 2020
Gary P. Fayard

/s/ MARK J. HALL	Director	February 28, 2020
Mark J. Hall

/s/ JEANNE P. JACKSON	Director	February 28, 2020
Jeanne P. Jackson

/s/ STEVEN G. PIZULA	Director	February 28, 2020
Steven G. Pizula

/s/ BENJAMIN M. POLK	Director	February 28, 2020
Benjamin M. Polk

/s/ SYDNEY SELATI	Director	February 28, 2020
Sydney Selati

/s/ MARK S. VIDERGAUZ	Director	February 28, 2020
Mark S. Vidergauz

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Monster Beverage Corporation

Corona, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Monster Beverage Corporation and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the Audit Committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued Promotional Allowances — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company’s promotional and other allowances are calculated based on various programs with its bottlers/distributors and retail customers, and accruals are established during the year for its anticipated liabilities. These accruals are based on agreed-upon terms as well as the Company’s historical experience with similar programs and require management’s judgment with respect to estimating consumer participation and/or distributor and retail customer performance levels. Promotional and other allowances primarily include consideration given to bottlers/distributors or retail customers, including, but not limited to, the following: (i) discounts granted off list prices to support price promotions to end consumers by retailers; (ii) reimbursements given to bottlers/distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances, and other fees for both new and existing products; (iii) agreed share of fees given to bottlers/distributors and/or directly to retailers for advertising, in-store marketing, and promotional activities; (iv) agreed share of slotting, shelf space allowances, and other fees given directly to retailers, club stores and/or wholesalers; (v) incentives given to bottlers/distributors and/or retailers for achieving or exceeding certain predetermined sales goals; (vi) discounted or free products; (vii) contractual fees given to bottlers/distributors related to sales made by the Company directly to certain customers that fall within the bottlers’/distributors’ sales territories; and (viii) certain commissions paid based on sales to bottlers/distributors. The length of promotional programs can vary from as little as one day, for one-time events, to as long as one year based on the agreed-upon terms. The nature of such programs is determined on a per retail customer basis, and in certain instances, the same program is set for multiple retail customers. The promotional expenditures are recorded as a reduction to net sales in the period the underlying sale occurs. Total promotional expenditures included as a reduction to net sales were $666.9 million for the year ended December 31, 2019, and accrued promotional allowances were $166.8 million as of December 31, 2019.

We identified accrued promotional allowances as a critical audit matter because of the extent and subjective nature of management judgment required with respect to estimating consumer participation and/or distributor and retail customer performance levels and future promotional claims.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures over accrued promotional allowances, with respect to management’s judgment regarding levels of consumer participation and/or distributor and retail customer performance levels and future promotional claims, included the following, among others:

●	We tested the effectiveness of controls over accrued promotional allowances, including those controls pertaining to management’s estimation of future promotional claims.
●	We selected a sample of accrued promotional allowances recorded for specific distributors and retail customers and sent confirmation requests of the accrual recorded and key terms of the agreement directly to the distributor or retail customer. We compared the confirmation response to the accrued amount recorded by the Company. In instances of nonreplies to our confirmation request from the distributor or retail customer, we performed alternative procedures as follows: (1) developing an expectation of the accrual using current-year claim and payment data, and/or (2) vouching known claim submissions, unpaid as of period-end, to underlying supporting documentation.
●	We tested the promotional expenditure amount recorded as a reduction to net sales and assessed the reasonableness of management’s estimate by developing an expectation of the amount, based on historical promotional expenditure amounts recorded as a percentage of sales, and compared our expectation to the recorded promotional expenditure amount.
●	We performed inquiries with the Company’s sales and marketing personnel to corroborate our understanding of new and existing promotional programs that may alter the relationship between gross sales and promotional allowances, as such programs are considered by management when estimating future promotional claims.

●	We evaluated management’s ability to estimate promotional allowances by comparing the actual promotional allowances subsequently paid to the original estimates of management.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

February 28, 2020

We have served as the Company’s auditor since 1991.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2019 AND 2018 (In Thousands, Except Par Value)

	December 31,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$797,957	$637,513
Short-term investments	533,063	320,650
Accounts receivable, net	540,330	484,562
Inventories	360,731	277,705
Prepaid expenses and other current assets	54,868	44,909
Prepaid income taxes	29,360	38,831
Total current assets	2,316,309	1,804,170

INVESTMENTS	12,905	—
PROPERTY AND EQUIPMENT, net	298,640	243,051
DEFERRED INCOME TAXES	84,777	85,687
GOODWILL	1,331,643	1,331,643
OTHER INTANGIBLE ASSETS, net	1,052,105	1,045,878
OTHER ASSETS	53,973	16,462
Total Assets	$5,150,352	$4,526,891

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$274,045	$248,760
Accrued liabilities	114,075	112,507
Accrued promotional allowances	166,761	145,741
Deferred revenue	44,237	44,045
Accrued compensation	47,262	39,903
Income taxes payable	14,717	10,189
Total current liabilities	661,097	601,145

DEFERRED REVENUE	287,469	312,224

OTHER LIABILITIES	30,505	2,621

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 1,250,000 shares authorized;
636,460 shares issued and 536,698 shares outstanding as of December 31, 2019;
630,970 shares issued and 543,676 shares outstanding as of December 31, 2018	3,182	3,155
Additional paid-in capital	4,397,511	4,238,170
Retained earnings	5,022,480	3,914,645
Accumulated other comprehensive loss	(32,387)	(32,864)
Common stock in treasury, at cost; 99,762 and 87,294 shares as of December 31, 2019 and December 31, 2018, respectively	(5,219,505)	(4,512,205)
Total stockholders’ equity	4,171,281	3,610,901
Total Liabilities and Stockholders’ Equity	$5,150,352	$4,526,891

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(In Thousands, Except Per Share Amounts)

	2019	2018	2017
NET SALES	$4,200,819	$3,807,183	$3,369,045

COST OF SALES	1,682,234	1,511,808	1,231,355

GROSS PROFIT	2,518,585	2,295,375	2,137,690

OPERATING EXPENSES	1,115,646	1,011,756	938,903

OPERATING INCOME	1,402,939	1,283,619	1,198,787

OTHER INCOME, NET	13,023	9,653	2,836

INCOME BEFORE PROVISION FOR INCOME TAXES	1,415,962	1,293,272	1,201,623

PROVISION FOR INCOME TAXES	308,127	300,268	380,945

NET INCOME	$1,107,835	$993,004	$820,678

NET INCOME PER COMMON SHARE:
Basic	$2.04	$1.78	$1.45
Diluted	$2.03	$1.76	$1.42

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	542,191	557,166	566,782
Diluted	546,608	564,254	577,141

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017 (In Thousands)

	2019	2018	2017
Net income, as reported	$1,107,835	$993,004	$820,678
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	194	(16,957)	7,238
Available-for-sale investments:
Change in net unrealized gains (losses)	283	752	(648)
Reclassification adjustment for net gains included in net income	—	—	—
Net change in available-for-sale investments	283	752	(648)
Other comprehensive income (loss)	477	(16,205)	6,590
Comprehensive income	$1,108,312	$976,799	$827,268

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017 (In Thousands)

					Accumulated
					Other			Total
	Common stock		Additional	Retained	Comprehensive	Treasury stock		Stockholders’
	Shares	Amount	Paid-in Capital	Earnings	Loss	Shares	Amount	Equity
Balance, January 1, 2017	623,201	$3,116	$4,051,245	$2,107,548	$(23,249)	(56,635)	$(2,808,951)	$3,329,709
Stock-based compensation	—	—	52,282	—	—	—	—	52,282
Exercise of stock options	6,054	30	52,596	—	—	—	—	52,626
Unrealized loss on available-for-sale securities	—	—	—	—	(648)	—	—	(648)
Reversal of excess tax benefits from share based payment arrangements	—	—	(5,495)	—	—	—	—	(5,495)
Repurchase of common stock	—	—	—	—	—	(6,322)	(361,178)	(361,178)
Foreign currency translation	—	—	—	—	7,238	—	—	7,238
Net income	—	—	—	820,678	—	—	—	820,678
Balance, December 31, 2017	629,255	$3,146	$4,150,628	$2,928,226	$(16,659)	(62,957)	$(3,170,129)	$3,895,212
Stock-based compensation	—	—	57,111	—	—	—	—	57,111
Exercise of stock options	1,715	9	27,843	—	—	—	—	27,852
Unrealized gain on available-for-sale securities	—	—	—	—	752	—	—	752
Adjustment to excess tax benefits from prior periods	—		2,588	—	—	—	—	2,588
ASU No. 2016-16 adoption	—	—	—	(6,585)	—	—	—	(6,585)
Repurchase of common stock	—	—		—	—	(24,337)	(1,342,076)	(1,342,076)
Foreign currency translation	—	—		—	(16,957)	—	—	(16,957)
Net income	—	—		993,004	—	—	—	993,004
Balance, December 31, 2018	630,970	$3,155	$4,238,170	$3,914,645	$(32,864)	(87,294)	$(4,512,205)	$3,610,901
Stock-based compensation	—	—	63,356	—	—	—	—	63,356
Exercise of stock options	5,490	27	92,336	—	—	—	—	92,363
Unrealized gain on available-for-sale securities	—	—	—	—	283	—	—	283
Adjustment to excess tax benefits from prior periods	—	—	3,649	—	—	—	—	3,649
Repurchase of common stock	—	—	—	—	—	(12,468)	(707,300)	(707,300)
Foreign currency translation	—	—	—	—	194	—	—	194
Net income	—	—	—	1,107,835	—	—	—	1,107,835
Balance, December 31, 2019	636,460	$3,182	$4,397,511	$5,022,480	$(32,387)	(99,762)	$(5,219,505)	$4,171,281

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017 (In Thousands)

	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,107,835	$993,004	$820,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,814	56,979	48,887
Gain on disposal of property and equipment	(252)	(783)	(1,161)
Stock-based compensation	63,356	57,111	52,282
Deferred income taxes	1,263	(510)	67,935
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(66,411)	(48,370)	11,822
TCCC Transaction receivable	—	—	125,000
Distributor receivables	6,470	9,958	4,716
Inventories	(85,222)	(26,146)	(88,867)
Prepaid expenses and other assets	(13,774)	(6,682)	(2,396)
Prepaid income taxes	9,481	98,716	(71,332)
Accounts payable	28,832	9,852	29,579
Accrued liabilities	(14,297)	18,145	(4,499)
Accrued promotional allowances	21,943	11,719	21,135
Accrued distributor terminations	279	(91)	(8,172)
Accrued compensation	7,228	5,477	4,491
Income taxes payable	8,105	1,943	(3,590)
Other liabilities	(1,030)	1,526	1,095
Deferred revenue	(24,858)	(19,967)	(19,872)
Net cash provided by operating activities	1,113,762	1,161,881	987,731

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of available-for-sale investments	851,436	1,181,484	533,183
Proceeds from sale of property and equipment	1,239	4,295	1,416
Purchases of available-for-sale investments	(1,067,736)	(826,084)	(971,813)
Purchases of property and equipment	(101,661)	(61,941)	(83,435)
Additions to intangibles	(8,737)	(12,984)	(9,693)
Increase in other assets	(1,265)	(11,814)	(1,199)
Net cash (used in) provided by investing activities	(326,724)	272,956	(531,541)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(13,569)	(1,886)	(2,583)
Issuance of common stock	92,363	27,851	52,626
Purchases of common stock held in treasury	(707,300)	(1,342,076)	(361,178)
Net cash used in financing activities	(628,506)	(1,316,111)	(311,135)

Effect of exchange rate changes on cash and cash equivalents	1,912	(9,835)	5,985

NET INCREASE IN CASH AND CASH EQUIVALENTS	160,444	108,891	151,040
CASH AND CASH EQUIVALENTS, beginning of year	637,513	528,622	377,582
CASH AND CASH EQUIVALENTS, end of year	$797,957	$637,513	$528,622
SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$320	$60	$75
Income taxes	$293,810	$200,767	$389,490

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS:

Accrued liabilities included additions to intangibles of $12.8 million, $10.8 million and $3.7 million as of December 31, 2019, 2018 and 2017, respectively.

Accounts payable included purchases of available-for-sale short-term investments of $8.7 million as of December 31, 2019.

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

Nature of Operations – The Company develops, markets, sells and distributes energy drink beverages and concentrates for energy drink beverages, primarily under the following brand names: Monster Energy®, Monster Energy Ultra®, Monster Rehab®, Monster MAXX®, Java Monster®, Muscle Monster®, Espresso Monster®, Caffé Monster®, Punch Monster®, Juice Monster®, Monster Hydro®, Monster HydroSport Super Fuel®, Predator®, Reign Total Body FuelTM, Reign InfernoTM Thermogenic Fuel, Monster Dragon Tea®, NOS®, Full Throttle®, Burn®, Mother®, Nalu®, Ultra Energy®, Play® and Power Play® (stylized), Relentless®, BPM®, BU®, Gladiator®, Samurai® and Live+®.

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

Investments – The Company’s investments in debt securities are classified as either held-to-maturity, available-for-sale or trading, in accordance with FASB ASC 320. Held-to-maturity securities are those securities that the Company has the positive intent and ability to hold until maturity. Trading securities are those securities that the Company intends to sell in the near term. All other securities not included in the held-to-maturity or trading category are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost which approximates fair market value. Trading securities are carried at fair value with unrealized gains and losses charged to earnings. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded within accumulated other comprehensive loss as a separate component of stockholders’ equity. FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available (See Note 5).

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

Goodwill – The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not amortized; instead goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If the Company determines that the fair value is less than the carrying value, the Company will use a two-step process to determine the amount of goodwill impairment. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process, performed only if a potential impairment exists, involves determining the difference between the fair value of the reporting unit's net assets, other than goodwill, and the fair value

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

of the reporting unit. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value. For the years ended December 31, 2019, 2018 and 2017 there were no impairments recorded.

Other Intangibles – Other Intangibles are comprised primarily of trademarks that represent the Company’s exclusive ownership of the Monster Energy®, ®, Monster Energy Ultra®, Monster Dragon Tea®, Unleash the Beast!®, Monster Rehab®, Monster MAXX®, Java Monster®, Muscle Monster®, Espresso Monster®, Caffé Monster®, Punch Monster®, Juice Monster®, Monster Hydro®, Monster HydroSport Super Fuel®, Caffé Monster®, Reign Total Body FuelTM, Reign InfernoTM, Predator®, NOS®, Full Throttle®, Burn®, Mother®, Nalu®, Ultra Energy®, Play® and Power Play® (stylized), Relentless®, BPM®, BU®, Gladiator® and Samurai® trademarks, all used in connection with the manufacture, sale and distribution of beverages. The Company also owns a number of other trademarks, flavors and formulas in the United States, as well as in a number of countries around the world. In accordance with FASB ASC 350, intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of its indefinite-lived assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. The Company amortizes its trademarks with finite useful lives over their respective useful lives. For the years ended December 31, 2019, 2018 and 2017 there were no impairments recorded.

Leases – See Note 3.

Long-Lived Assets – Management regularly reviews property and equipment and other long-lived assets, including certain definite-lived intangible assets, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  If there is indication of impairment, management then prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated using the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. For the years ended December 31, 2019, 2018 and 2017, there were no impairment indicators identified. Long-lived assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell.

Foreign Currency Translation and Transactions – The accounts of the Company’s foreign subsidiaries are translated in accordance with FASB ASC 830. Foreign currency transaction gains and losses are recognized in other expense, net, at the time they occur. Net foreign currency exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries whose functional currency is not the U.S. dollar are recorded as a part of accumulated other comprehensive loss in stockholders’ equity. Unrealized foreign currency exchange gains and losses on certain intercompany transactions that are of a long-term investment nature (i.e., settlement is not planned or anticipated in the foreseeable future) are also recorded in accumulated other comprehensive loss in stockholders’ equity. During the years ended December 31, 2019, 2018 and 2017, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries non-functional currency denominated assets and liabilities. All foreign currency exchange contracts outstanding as of December 31, 2019 have terms of three months or less. The Company does not enter into forward currency exchange contracts for speculation or trading purposes.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The Company has not designated its foreign currency exchange contracts as hedge transactions under FASB ASC 815. Therefore, gains and losses on the Company’s foreign currency exchange contracts are recognized in other income, net, in the consolidated statements of income, and are largely offset by the changes in the fair value of the underlying economically hedged item. For the years ended December 31, 2019, 2018 and 2017, aggregate foreign currency transaction losses, including the gains or losses on forward currency exchange contracts, amounted to $4.1 million, $4.0 million and $3.3 million, respectively, and have been recorded in other income, net, in the accompanying consolidated statements of income.

Revenue Recognition – See Note 2.

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

Freight-Out Costs – For the years ended December 31, 2019, 2018 and 2017, freight-out costs amounted to $122.5 million, $128.5 million and $91.9 million, respectively, and have been recorded in operating expenses in the accompanying consolidated statements of income.

Advertising and Promotional Expenses – The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. A significant amount of the Company’s promotional expenses result from payments under endorsement and sponsorship contracts. Accounting for endorsement and sponsorship payments is based upon specific contract provisions. Generally, endorsement and sponsorship payments are expensed on a straight-line basis over the term of the contract after giving recognition to the periodic performance compliance provisions of the contracts. Advertising and promotional expenses, including, but not limited to, production costs amounted to $391.6 million, $353.9 million and $324.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. Advertising and promotional expenses are included in operating expenses in the accompanying consolidated statements of income.

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

Stock-Based Compensation – The Company accounts for stock-based compensation under the provisions of FASB ASC 718.  The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula. Stock-based compensation cost for restricted stock awards and restricted stock units is measured based on the closing fair market value of the Company’s common stock at the date of grant. In the event that the Company has the option and intent to settle a restricted stock unit in cash, the award is classified as a liability and revalued at each balance sheet date. See Note 15.

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

The Coca-Cola Company (“TCCC”), through certain wholly-owned subsidiaries (the “TCCC Subsidiaries”), accounted for approximately 2%, 3% and 18% of the Company’s net sales for the years ended December 31, 2019, 2018 and 2017, respectively. As part of TCCC’s North America Refranchising initiative (the “North America Refranchising”), the territories of certain TCCC Subsidiaries have been transitioned to certain independent/non wholly-owned TCCC bottlers/distributors. Accordingly, the Company’s percentage of net sales classified as sales to the TCCC Subsidiaries decreased for the years ended December 31, 2019, 2018 and 2017.

Coca-Cola Consolidated, Inc. accounted for approximately 13% of the Company’s net sales for the years ended December 31, 2019, 2018 and 2017.

Reyes Coca-Cola Bottling, LLC accounted for approximately 11%, 12% and 6% of the Company’s net sales for the years ended December 31, 2019, 2018 and 2017, respectively.

Coca-Cola European Partners accounted for approximately 10%, 10% and 9% of the Company’s net sales for the years ended December 31, 2019, 2018 and 2017, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Credit Risk – The Company sells its products nationally and internationally, primarily to bottlers and full service beverage distributors, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, drug stores, foodservice customers, value stores, e-commerce retailers and the military. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for estimated credit losses, and historically, such losses have been within management’s expectations.

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

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, “Simplifying the Accounting for Income Taxes”, as part of its simplification initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of ASU No. 2019-12 on its financial position, results of operations and liquidity.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles–Goodwill and Other–Internal–Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract, with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU No. 2018-15 was effective for the Company on a prospective or retrospective basis beginning on January 1, 2020. The adoption of ASU No. 2018-15 is not expected to have a material impact on the Company’s financial position, results of operations and liquidity.

In August 2018, the FASB issued ASU No. 2018-14, “Compensation–Retirement Benefits–Defined Benefit Plans–General (Topic 715): Disclosure Framework–Changes to the Disclosure Requirements for Defined Benefit Plans.” ASU No. 2018-14 removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and requires certain additional disclosures. ASU No. 2018-14 was effective for the Company on a retrospective basis beginning in the year ending December 31, 2020. The adoption of ASU No. 2018-14 is not expected to have a material impact on the Company’s financial position, results of operations and liquidity.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” ASU No. 2018-13 removes certain disclosure requirements related to the fair value hierarchy, modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements. ASU No. 2018-13 disclosure requirements include disclosing the

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU No. 2018-13 was effective for the Company beginning on January 1, 2020. Certain disclosures in the new guidance will need to be applied on a retrospective basis and others on a prospective basis. The adoption of ASU No. 2018-13 is not expected to have a material impact on the Company’s financial position, results of operations and liquidity.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to calculate the implied fair value of goodwill, but rather requires an entity to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The adoption of ASU No. 2017-04 is not expected to have a material impact on the Company’s financial position, results of operations and liquidity.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The accounting standard changes the methodology for measuring credit losses on financial instruments and the timing when such losses are recorded. ASU No. 2016-13 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The adoption of ASU No. 2016-13 is not expected to have a material impact on the Company’s financial position, results of operations and liquidity.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. ASU No. 2016-02 requires the recognition of lease assets and lease liabilities on the balance sheet for leases classified as operating leases under previous guidance. The accounting for finance leases (capital leases) was substantially unchanged. The original guidance required application on a modified retrospective basis with adjustments to the earliest comparative period presented. In August 2018, the FASB issued ASU No. 2018-11, “Targeted Improvements to ASC 842,” which included an option to not restate comparative periods in transition and elect to use the effective date of ASU No. 2016-02 as the date of initial application, which the Company elected. As a result, the consolidated balance sheet prior to January 1, 2019 was not restated, and continues to be reported under previous guidance that did not require the recognition of operating lease liabilities and corresponding lease assets on the consolidated balance sheet. With the adoption of ASU No. 2016-02 on January 1, 2019, the Company recorded operating lease right-of-use assets of $26.3 million and operating lease liabilities of $22.6 million. The adoption of ASU No. 2016-02 had an immaterial impact on the Company’s consolidated statement of income and consolidated statement of cash flows for the year ended December 31, 2019. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carry forward the historical lease classification, not reassess prior conclusions related to expired or existing contracts that

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

are or that contain leases, and not reassess the accounting for initial direct costs. Additional information and disclosures required by ASU No. 2016-02 are contained in Note 3.

2.          REVENUE RECOGNITION

Revenues are accounted for in accordance with ASC 606 “Revenue from Contracts with Consumers” for the years ended December 31, 2019 and 2018. For the year ended December 31, 2017, revenues were accounted for under prior accounting guidance, ASC 605 “Revenue Recognition.” Commissions paid to TCCC based on sales to certain of the Company’s bottlers/distributors who are (i) TCCC Subsidiaries, (ii) accounted for under the equity method by TCCC (the “TCCC Related Parties”) and (iii) those not included in (i) or (ii) (the “TCCC Independent Bottlers”) are accounted for as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Commissions Related To:	(ASC 606)	(ASC 606)	(ASC 605)
TCCC Subsidiaries	Reduction to net sales	Reduction to net sales	Reduction to net sales
TCCC Related Parties	Reduction to net sales	Reduction to net sales	Operating expenses
TCCC Independent Bottlers	Operating expenses	Operating expenses	Operating expenses

The Company has three operating and reportable segments; (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is primarily comprised of the Company’s Monster Energy® drinks and Reign Total Body FuelTM high performance energy drinks, (ii) Strategic Brands segment (“Strategic Brands”), which is primarily comprised of the various energy drink brands acquired from TCCC in 2015 as well as the Company’s affordable energy brands, and (iii) Other segment (“Other”), which is comprised of certain products sold by American Fruits and Flavors, LLC, a wholly-owned subsidiary of the Company, to independent third-party customers.

The Company’s Monster Energy® Drinks segment generates net operating revenues by selling ready-to-drink packaged energy drinks primarily to bottlers and full service beverage distributors. In some cases, the Company sells directly to retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, drug stores, foodservice customers, value stores, e-commerce retailers and the military.

The Company’s Strategic Brands segment primarily generates net operating revenues by selling “concentrates” and/or “beverage bases” to authorized bottling and canning operations. Such bottlers generally combine the concentrates and/or beverage bases with sweeteners, water and other ingredients to produce ready-to-drink packaged energy drinks. The ready-to-drink packaged energy drinks are then sold by such bottlers to other bottlers and full service distributors and to retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, foodservice customers, drug stores, value stores, e-commerce retailers and the military. To a lesser extent, the Strategic Brands segment generates net operating revenues by selling certain ready-to-drink packaged energy drinks to bottlers and full service beverage distributors.

The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. Certain of the Company’s bottlers/distributors may also perform a separate function as a co-packer on the Company’s behalf. In such cases, control of the Company’s products passes to such bottlers/distributors when they notify the Company that they have taken possession or transferred the relevant portion of the Company’s finished goods. The Company’s general payment terms are short-term

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of December 31, 2019 and December 31, 2018.

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

Promotional and other allowances (variable consideration) recorded as a reduction to net sales, primarily include consideration given to the Company’s bottlers/distributors or retail customers including, but not limited to the following:

●	discounts granted off list prices to support price promotions to end-consumers by retailers;
●	reimbursements given to the Company’s bottlers/distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products;
●	the Company’s agreed share of fees given to bottlers/distributors and/or directly to retailers for advertising, in-store marketing and promotional activities;
●	the Company’s agreed share of slotting, shelf space allowances and other fees given directly to retailers, club stores and/or wholesalers;
●	incentives given to the Company’s bottlers/distributors and/or retailers for achieving or exceeding certain predetermined sales goals;
●	discounted or free products;
●	contractual fees given to the Company’s bottlers/distributors related to sales made directly by the Company to certain customers that fall within the bottlers’/distributors’ sales territories; and
●	commissions paid to TCCC based on the Company’s sales to the TCCC Subsidiaries and/or to the TCCC Related Parties.

The Company’s promotional allowance programs with its bottlers/distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, typically ranging from one week to one year. The Company’s promotional and other allowances are calculated based on various programs with bottlers/distributors and retail customers, and accruals are established at the time of initial product sale for the Company’s anticipated liabilities. These accruals are based on agreed upon terms as well as the Company’s historical experience with similar programs and require management’s judgment with respect to estimating consumer participation and/or distributor and retail customer performance levels. Differences between such estimated expenses and actual expenses for promotional and other allowance costs have historically been insignificant and are recognized in earnings in the period such differences are determined.

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

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by geographical markets and reportable segments:

	Year Ended December 31, 2019
				Latin
				America
	U.S. and			and
Net Sales	Canada	EMEA[2]	Asia Pacific	Caribbean	Total
Monster Energy® Drinks	$2,799,701	$599,706	$326,684	$177,938	$3,904,029
Strategic Brands	173,968	74,803	25,060	1,094	274,925
Other	21,865	—	—	—	21,865
Total Net Sales	$2,995,534	$674,509	$351,744	$179,032	$4,200,819

	Year Ended December 31, 2018
				Latin
				America
	U.S. and			and
Net Sales	Canada	EMEA[2]	Asia Pacific	Caribbean	Total
Monster Energy® Drinks	$2,627,000	$500,826	$225,172	$145,429	$3,498,427
Strategic Brands	179,677	77,841	26,254	2,064	285,836
Other	22,920	—	—	—	22,920
Total Net Sales	$2,829,597	$578,667	$251,426	$147,493	$3,807,183

2Europe, Middle East and Africa (“EMEA”)

Contract Liabilities

Amounts received from certain bottlers/distributors at inception of their distribution contracts or at the inception of certain sales/marketing programs are accounted for as deferred revenue. As of December 31, 2019 and 2018, the Company had $331.7 million and $356.3 million of deferred revenue, respectively, which is included in current and long-term deferred revenue in the Company’s consolidated balance sheet. During the years ended December 31, 2019, 2018 and 2017, $46.3 million, $44.3 million and $43.4 million, respectively, of deferred revenue, was recognized in net sales. See Note 10.

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

Leases are classified as either finance leases or operating leases based on criteria in ASC 842. The Company’s operating leases are comprised of real estate and warehouse equipment, and the Company’s finance leases are comprised of vehicles.

Right-of-use (“ROU”) assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As the Company’s leases generally do not provide an implicit rate, the Company uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. ROU assets also include any lease payments made and exclude lease incentives. Lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

Certain of the Company’s real estate leases contain variable lease payments, including payments based on an index or rate. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at the lease commencement date. Additional payments based on the change in an index or rate, or payments based on a change in the Company’s portion of real estate taxes and insurance, are recorded as a period expense when incurred.

Lease expense for operating leases, consisting of lease payments, is recognized on a straight-line basis over the lease term and is included in operating expenses in the consolidated statement of income. Lease expense for finance leases consists of the amortization of the ROU asset on a straight-line basis over the asset’s estimated useful life and is included in operating expenses in the consolidated statement of income. Interest expense on finance leases is calculated using the amortized cost basis and is included in other income, net in the consolidated statement of income.

The Company’s leases have remaining lease terms of less than one year to 14 years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year.  The Company has elected not to recognize ROU assets and lease liabilities for short-term operating leases that have a term of 12 months or less.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The components of lease cost for the year ended December 31, 2019 was as follows:

Operating lease cost	$4,899

Short-term least cost	3,406

Variable lease cost	640

Finance leases:
Amortization of ROU assets	436
Interest on lease liabilities	56
Finance lease cost	492

Total lease cost	$9,437

Rent expense under operating lease agreements was $6.1 million and $10.7 million for the years ended December 31, 2018 and 2017, respectively.

Supplemental cash flow information for leases for the year ended December 31, 2019 was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,077
Operating cash flows from finance leases	56
Financing cash flows from finance leases	2,223

ROU assets obtained in exchange for lease obligations:
Finance leases	2,866
Operating leases	34,931

ROU assets for operating and finance leases at December 31, 2019 were comprised of the following:

	Real Estate	Equipment	Total	Balance Sheet Location
Operating leases	$30,926	$416	$31,342	Other Assets
Finance leases	—	2,632	2,632	Property and Equipment, net

The weighted-average remaining lease term and weighted-average discount rate for operating and finance leases at December 31, 2019 was as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	10.1	0.6
Weighted-average discount rate	3.1%	2.9%

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following table reconciles the undiscounted future lease payments for operating and finance leases to the operating and finance lease liabilities recorded in the consolidated balance sheet at December 31, 2019:

	Undiscounted Future Lease Payments
	Operating Leases	Finance Leases
2020	$3,661	$1,500
2021	2,990	—
2022	3,213	—
2023	3,025	—
2024	2,737	—
2025 and thereafter	18,188	—
Total lease payments	33,814	1,500
Less imputed interest	(5,351)	(15)
Total	$28,463	$1,485

Accrued liabilities	$2,812	$1,485
Other liabilities	25,651	—

As of December 31, 2019, the Company had additional operating leases for office and warehouse space that had not yet commenced of $0.7 million.  These operating leases will commence in 2020 with lease terms of three to five years. As of December 31, 2019, the Company did not have any significant additional finance leases that had not yet commenced.

The Company’s future minimum operating lease commitments, as of December 31, 2018, under ASC 840, the predecessor to ASC 842, were as follows:

Year Ending December 31:

2019	$3,954
2020	2,949
2021	2,410
2022	2,114
2023	1,681
2024 and thereafter	14,860
$27,968

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

4.          INVESTMENTS

The following table summarizes the Company’s investments at:

					Continuous	Continuous
		Gross	Gross		Unrealized	Unrealized
		Unrealized	Unrealized		Loss Position	Loss Position
	Amortized	Holding	Holding	Fair	less than 12	greater than 12
December 31, 2019	Cost	Gains	Losses	Value	Months	Months
Available-for-sale
Short-term:
Commercial paper	$83,478	$—	$—	$83,478	$—	$—
Certificates of deposit	28,049	—	—	28,049	—	—
Municipal securities	147,983	145	20	148,108	20	—
U.S. government agency securities	40,620	5	35	40,590	35	—
U.S. treasuries	211,055	134	31	211,158	31	—
Variable rate demand notes	21,680	—	—	21,680	—	—
Long-term:
Municipal securities	1,562	—	1	1,561	1	—
U.S. government agency securities	5,267	—	1	5,266	1	—
U.S. treasuries	6,077	1	—	6,078	—	—
Total	$545,771	$285	$88	$545,968	$88	$—

					Continuous	Continuous
		Gross	Gross		Unrealized	Unrealized
		Unrealized	Unrealized		Loss Position	Loss Position
	Amortized	Holding	Holding	Fair	less than 12	greater than 12
December 31, 2018	Cost	Gains	Losses	Value	Months	Months
Available-for-sale
Short-term:
Commercial paper	$52,838	$—	$—	$52,838	$—	$—
Certificates of deposit	14,075	—	—	14,075	—	—
Municipal securities	151,690	16	62	151,644	62	—
U.S. government agency securities	19,943	—	12	19,931	12	—
U.S. treasuries	78,189	—	32	78,157	32	—
Variable rate demand notes	4,005	—	—	4,005	—	—
Total	$320,740	$16	$106	$320,650	$106	$—

During the years ended December 31, 2019, 2018 and 2017, realized gains or losses recognized on the sale of investments were not significant.

The Company’s investments at December 31, 2019 and 2018 in commercial paper, certificates of deposit, municipal securities, U.S. government agency securities, U.S. treasuries and/or variable rate demand notes (“VRDNs”) carried investment grade credit ratings. VRDNs are floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

While they are classified as marketable investment securities, the put option allows the VRDNs to be liquidated at par on a same day, or more generally, on a seven-day settlement basis.

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	December 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
Commercial paper	$83,478	$83,478	$52,838	$52,838
Municipal securities	147,983	148,108	151,690	151,644
U.S. government agency securities	40,620	40,590	19,943	19,931
Certificates of deposit	28,049	28,049	14,075	14,075
U.S. treasuries	211,055	211,158	78,189	78,157
Due 1 -10 years:
Municipal securities	1,562	1,561	—	—
U.S. treasuries	6,077	6,078	—	—
U.S. government agency securities	5,267	5,266	—	—
Variable rate demand notes	3,905	3,905	—	—
Due 11 - 20 years:
Variable rate demand notes	8,886	8,886	—	—
Due 21 - 30 years:
Variable rate demand notes	6,885	6,885	4,005	4,005
Due 31 - 40 years:
Variable rate demand notes	2,004	2,004	—	—
Total	$545,771	$545,968	$320,740	$320,650

5.          FAIR VALUE OF CERTAIN FINANCIAL ASSETS AND LIABILITIES

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following tables present the Company’s financial assets that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

December 31, 2019	Level 1	Level 2	Level 3	Total
Cash	$518,178	$—	$—	$518,178
Money market funds	191,131	—	—	191,131
Certificates of deposit	—	28,049	—	28,049
Commercial paper	—	96,867	—	96,867
Variable rate demand notes	—	21,680	—	21,680
Municipal securities	—	167,224	—	167,224
U.S. government agency securities	—	73,634	—	73,634
U.S. treasuries	—	247,162	—	247,162
Foreign currency derivatives	—	(687)	—	(687)
Total	$709,309	$633,929	$—	$1,343,238

Amounts included in:
Cash and cash equivalents	$709,309	$88,648	$—	$797,957
Short-term investments	—	533,063	—	533,063
Accounts receivable, net	—	329	—	329
Investments	—	12,905	—	12,905
Accrued liabilities	—	(1,016)	—	(1,016)
Total	$709,309	$633,929	$—	$1,343,238

December 31, 2018	Level 1	Level 2	Level 3	Total
Cash	$393,936	$—	$—	$393,936
Money market funds	191,358	—	—	191,358
Certificates of deposit	—	14,075	—	14,075
Commercial paper	—	60,422	—	60,422
Variable rate demand notes	—	4,005	—	4,005
Municipal securities	—	177,118	—	177,118
U.S. government agency securities	—	39,092	—	39,092
U.S. treasuries	—	78,157	—	78,157
Foreign currency derivatives	—	(492)	—	(492)
Total	$585,294	$372,377	$—	$957,671

Amounts included in:
Cash and cash equivalents	$585,294	$52,219	$—	$637,513
Short-term investments	—	320,650	—	320,650
Accounts receivable, net	—	43	—	43
Investments	—	—	—	—
Accrued liabilities	—	(535)	—	(535)
Total	$585,294	$372,377	$—	$957,671

All of the Company’s short-term and long-term investments are classified within Level 1 or Level 2 within the fair value hierarchy.  The Company’s valuation of its Level 1 investments, which include money market funds, is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments, which include municipal securities, commercial paper, U.S. treasuries, certificates of deposit, VRDNs and U.S. government agency securities, is based on other observable inputs, specifically a market approach which utilizes valuation models, pricing

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

systems, mathematical tools and other relevant information for the same or similar securities. The Company’s valuation of its Level 2 foreign currency exchange contracts is based on quoted market prices of the same or similar instruments, adjusted for counterparty risk. There were no transfers between Level 1 and Level 2 measurements during the years ended December 31, 2019 and 2018, and there were no changes in the Company’s valuation techniques.

6.          DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to foreign currency exchange rate risks related primarily to its foreign business operations. During the years ended December 31, 2019, 2018 and 2017, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts entered into by the Company that were outstanding as of December 31, 2019 have terms of three months or less. The Company does not enter into forward currency exchange contracts for speculation or trading purposes.

The Company has not designated its foreign currency exchange contracts as hedge transactions under FASB ASC 815. Therefore, gains and losses on the Company’s foreign currency exchange contracts are recognized in other income, net, in the consolidated statements of income, and are largely offset by the changes in the fair value of the underlying economically hedged item.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The notional amount and fair value of all outstanding foreign currency derivative instruments in the consolidated balance sheets consist of the following at:

December 31, 2019
Derivatives not designated as
hedging instruments under	Notional	Fair
FASB ASC 815-20	Amount	Value	Balance Sheet Location
Assets:
Foreign currency exchange contracts:
Receive EUR/pay USD	$26,731	$246	Accounts receivable, net
Receive RSD/pay USD	9,018	59	Accounts receivable, net
Receive NOK/pay USD	2,122	17	Accounts receivable, net
Receive USD/pay SGD	1,555	7	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive USD/pay GBP	$38,406	$(695)	Accrued liabilities
Receive USD/pay AUD	12,819	(172)	Accrued liabilities
Receive USD/pay RUB	12,777	(55)	Accrued liabilities
Receive USD/pay NZD	3,071	(33)	Accrued liabilities
Receive USD/pay ZAR	3,349	(32)	Accrued liabilities
Receive USD/pay COP	3,793	(18)	Accrued liabilities
Receive USD/pay DKK	1,283	(11)	Accrued liabilities

December 31, 2018
Derivatives not designated as
hedging instruments under	Notional	Fair
FASB ASC 815-20	Amount	Value	Balance Sheet Location
Assets:
Foreign currency exchange contracts:
Receive SGD/pay USD	$8,341	$30	Accounts receivable, net
Receive NOK/pay USD	902	13	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive USD/pay GBP	$40,648	$(323)	Accrued liabilities
Receive USD/pay AUD	15,124	(105)	Accrued liabilities
Receive USD/pay ZAR	8,618	(68)	Accrued liabilities
Receive USD/pay COP	2,931	(33)	Accrued liabilities
Receive USD/pay NZD	2,952	(4)	Accrued liabilities
Receive USD/pay EUR	6,894	(2)	Accrued liabilities

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The net gain (loss) on derivative instruments in the consolidated statements of income was as follows:

		Amount of gain (loss)
		recognized in income on
		derivatives
Derivatives not designated as	Location of gain (loss)	Year ended
hedging instruments under	recognized in income on	December 31,	December 31,	December 31,
FASB ASC 815-20	derivatives	2019	2018	2017
Foreign currency exchange contracts	Other income, net	$(2,555)	$9,737	$(13,733)

7.          INVENTORIES

Inventories consist of the following at December 31:

	2019	2018
Raw materials	$134,885	$94,421
Finished goods	225,846	183,284
	$360,731	$277,705

8.          PROPERTY AND EQUIPMENT, Net

Property and equipment consist of the following at December 31:

	2019	2018
Land	$78,275	$44,261
Leasehold improvements	10,417	5,909
Furniture and fixtures	8,426	6,932
Office and computer equipment	22,766	18,717
Computer software	4,450	3,278
Equipment	214,293	183,727
Building	126,338	115,242
Vehicles	41,109	39,026
	506,074	417,092
Less: accumulated depreciation and amortization	(207,434)	(174,041)
	$298,640	$243,051

Total depreciation and amortization expense recorded was $49.1 million, $45.0 million and $37.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

9.          GOODWILL AND OTHER INTANGIBLE ASSETS

The following is a roll-forward of goodwill for the years ended December 31, 2019 and 2018 by reportable segment:

	Monster
	Energy®	Strategic
	Drinks	Brands	Other	Total
Balance at December 31, 2018	$693,644	$637,999	$—	$1,331,643
Acquisitions	—	—	—	—
Balance at December 31, 2019	$693,644	$637,999	$—	$1,331,643

	Monster
	Energy®	Strategic
	Drinks	Brands	Other	Total
Balance at December 31, 2017	$693,644	$637,999	$—	$1,331,643
Acquisitions	—	—	—	—
Balance at December 31, 2018	$693,644	$637,999	$—	$1,331,643

Intangible assets consist of the following at:

	December 31,	December 31,
	2019	2018
Amortizing intangibles	$66,949	$71,350
Accumulated amortization	(49,128)	(38,311)
	17,821	33,039
Non-amortizing intangibles	1,034,284	1,012,839
	$1,052,105	$1,045,878

Amortizing intangibles primarily consist of customer relationships. All amortizing intangibles have been assigned an estimated finite useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives, generally five to seven years. Total amortization expense recorded was $11.6 million, $11.9 million and $11.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The following is the future estimated amortization expense related to amortizing intangibles as of December 31, 2019:

Year Ending December 31:

2020	$7,670
2021	4,429
2022	4,404
2023	1,111
2024	13
2025 and thereafter	194
$17,821

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

At December 31, 2019, non-amortizing intangibles primarily consist of indefinite-lived tradenames, flavors and formulas.

10.          DISTRIBUTION AGREEMENTS

In accordance with FASB ASC No. 420 “Exit or Disposal Cost Obligations”, the Company expenses distributor termination costs in the period in which the written notification of termination occurs.  As a result, the Company incurred termination costs of $11.3 million, $26.6 million and $35.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. Such termination costs have been expensed in full and are included in operating expenses for the years ended December 31, 2019, 2018 and 2017.

In the normal course of business, amounts received pursuant to new and/or amended distribution agreements entered into with certain distributors,  relating to the costs associated with terminating agreements with the Company’s prior distributors, are accounted for as deferred revenue and are recognized as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years. Revenue recognized was $25.0 million, $21.9 million and $22.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

11.        DEBT

The Company entered into a credit facility with Comerica Bank (“Comerica”) consisting of a revolving line of credit, which was amended in June 2017, under which the Company may borrow up to $10.0 million of non-collateralized debt. The revolving line of credit is effective through June 1, 2020. Interest on borrowings under the line of credit is based on Comerica’s base (prime) rate minus 1.00% to 1.50%, or London Interbank Offered Rates plus an additional percentage of 1.25% to 1.75%, depending upon certain financial ratios maintained by the Company. The Company had no outstanding borrowings on this line of credit at December 31, 2019. Under this revolving line of credit, the Company may also issue standby Letters of Credit with an aggregate amount of up to $4.0 million.  The fee on the standby Letters of Credit ranges from 1.00% to 1.50% depending upon certain financial ratios maintained by the Company.  The Company had no outstanding standby Letters of Credit at December 31, 2019.

In December 2016, the Company entered into a credit facility with HSBC Bank (China) Company Limited, Shanghai Branch consisting of a non-collateralized working capital line of credit. In February 2018, the working capital line limit was increased to $15.0 million. At December 31, 2019, the interest rate on borrowings under the line of credit was 5.5%. As of December 31, 2019, the Company had no amounts outstanding on this line of credit.

12.        COMMITMENTS AND CONTINGENCIES

The Company is obligated under various non-cancellable lease agreements providing for office space, warehouse space, vehicles and warehouse equipment that expire at various dates through the year 2033. See Note 3.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Contractual obligations – The Company has the following contractual obligations related primarily to sponsorships and other commitments as of December 31, 2019:

Year Ending December 31:

2020	$121,675
2021	43,575
2022	13,146
2023	3,500
2024	—
2025 and thereafter	—
$181,896

Purchase Commitments – The Company has purchase commitments aggregating approximately $86.7 million at December 31, 2019, which represent commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms, but are generally satisfied within one year.

The Company purchases various raw material items, including, but not limited to, flavors, ingredients, supplement ingredients, containers, milk, glucose, sucralose, cream and protein, from a limited number of suppliers.  An interruption in supply from any of such resources could result in the Company’s inability to produce certain products for limited or possibly extended periods of time. The aggregate value of purchases from suppliers of such limited resources described above for the years ended December 31, 2019, 2018 and 2017 was $335.3 million, $289.6 million and $273.6 million, respectively.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, or in the amount of any related insurance reimbursements recorded. As of December 31, 2019, the Company’s consolidated balance sheet includes accrued loss contingencies of approximately $15.5 million.

13.        ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows at December 31:

	2019	2018
Accumulated net unrealized (gain) loss on available-for-sale securities	$(194)	$89
Foreign currency translation adjustments, net of tax	32,581	32,775
Total accumulated other comprehensive loss	$32,387	$32,864

14.        TREASURY STOCK PURCHASE

On August 7, 2018, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “August 2018 Repurchase Plan”). During the year ended December 31, 2019, the Company purchased 2.9 million shares of common stock at an average purchase price of $54.68 per share, for a total amount of $159.6 million (excluding broker commissions), which exhausted the availability under the August 2018 Repurchase Plan. Such shares are included in common stock in treasury in the accompanying consolidated balance sheet at December 31, 2019.

On February 26, 2019, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “February 2019 Repurchase Plan”). During the year ended December 31, 2019, the Company purchased 8.1 million shares of common stock at an average purchase price of $57.16 per share, for a total amount of $463.3 million (excluding broker commissions), under the February 2019 Repurchase Plan. Such shares are included in common stock in treasury in the accompanying consolidated balance sheet at December 31, 2019. As of February 28, 2020, $36.6 million remained available for repurchase under the February 2019 Repurchase Plan.

On November 6, 2019, the Company’s Board of Directors authorized a new share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “November 2019 Repurchase Plan”). No shares were purchased during the year ended December 31, 2019 under the November 2019 Repurchase Plan. As of February 28, 2020, $500.0 million remained available for repurchase under the November 2019 Repurchase Plan.

During the year ended December 31, 2019, 1.4 million shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $84.5 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company's authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying consolidated balance sheet at December 31, 2019.

15.        STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at December 31, 2019: the Monster Beverage Corporation 2011 Omnibus Incentive Plan (the “2011 Omnibus Incentive Plan”), including

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

the Monster Beverage Deferred Compensation Plan (the “Deferred Compensation Plan”) as a sub plan thereunder, and the Monster Beverage Corporation 2017 Compensation Plan for Non-Employee Directors (the “2017 Directors Plan”), including the Monster Beverage Deferred Compensation Plan for Non-Employee Directors as a sub plan thereunder.

The 2011 Omnibus Incentive Plan permits the granting of options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards up to an aggregate of 43,500,000 shares of the common stock of the Company to employees or consultants of the Company and its subsidiaries. Shares authorized under the 2011 Omnibus Incentive Plan are reduced by 2.16 shares for each share granted or issued with respect to a Full Value Award (as defined in the 2011 Omnibus Incentive Plan). A Full Value Award is an award other than an incentive stock option, a non-qualified stock option, or a stock appreciation right, which is settled by the issuance of shares. Options granted under the 2011 Omnibus Incentive Plan may be incentive stock options under Section 422 of the Internal Revenue Code, as amended, or non-qualified stock options. The Compensation Committee of the Board of Directors (the “Compensation Committee”) has sole and exclusive authority to grant stock awards to all employees who are not new hires and to all new hires who are subject to Section 16 of the Exchange Act. The Compensation Committee and the Executive Committee of the Board of Directors (the “Executive Committee”) each independently has the authority to grant stock awards to new hires who are not Section 16 employees. Awards granted by the Executive Committee are not subject to approval or ratification by the Board of Directors or the Compensation Committee. Options granted under the 2011 Omnibus Incentive Plan generally vest over a five-year period from the grant date and are generally exercisable up to 10 years after the grant date. As of December 31, 2019, 24,555,792 shares of the Company’s common stock have been granted, net of cancellations, and 14,169,367 shares (as adjusted for Full Value Awards) of the Company’s common stock remain available for grant under the 2011 Omnibus Incentive Plan.

In 2016, the Company adopted the Deferred Compensation Plan (as a sub plan to the 2011 Omnibus Incentive Plan), pursuant to which eligible employees may elect to defer cash and/or equity based compensation and to receive the deferred amounts, together with an investment return (positive or negative), either at a pre-determined time in the future or upon termination of their employment with the Company or its subsidiaries or affiliates that are participating employers under the Deferred Compensation Plan, as provided under the Deferred Compensation Plan and in relevant deferral elections. Deferrals under the Deferred Compensation Plan are unfunded and unsecured. As of December 31, 2019, deferrals under the Deferred Compensation Plan are solely comprised of cash compensation and equity compensation and are not material in the aggregate.

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

Each calendar year, a non-employee director will receive an annual retainer and annual equity award, as provided for in the 2017 Directors Plan, which may be modified from time to time.  Currently, with respect to equity awards, each non-employee director receives an award of restricted stock units at each annual meeting of the Company’s stockholders or promptly thereafter. A non-employee director’s annual award of restricted stock units will generally vest on the earliest to occur of: (a) the last business day immediately preceding the annual meeting of the Company’s stockholders in the calendar year following the calendar year in which the grant date occurs, (b) a Change of Control (as defined in the 2017 Directors Plan), (c) the non-employee director’s death, or (d) the date of the non-employee director’s separation from service due to disability, so long as the non-employee director remains a non-employee director through such date. The Board of Directors may in its discretion award non-employee directors stock options, stock appreciation rights, restricted stock and other share-

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

based awards in lieu of or in addition to restricted stock units.  The Board of Directors may amend or terminate the 2017 Directors Plan at any time, subject to certain limitations set forth in the 2017 Directors Plan. As of December 31, 2019, 68,774 shares of the Company’s common stock had been granted under the 2017 Directors Plan, and 1,181,226 shares of the Company’s common stock remain available for grant.

In 2017, the Company adopted the Deferred Compensation Plan for Non-Employee Directors (as a sub plan to the 2017 Directors Plan), pursuant to which the Board of Directors may permit non-employee directors to elect, at such times and in accordance with rules and procedures (or sub-plan) adopted by the Board of Directors (which are intended to comply with Code Section 409A, as applicable), to receive all or any portion of such non-employee director’s compensation, whether payable in cash or in equity, on a deferred basis. Deferrals under the Deferred Compensation Plan for Non-Employee Directors are unfunded and unsecured. As of December 31, 2019, deferrals under the Deferred Compensation Plan for Non-Employee Directors are solely comprised of cash compensation and equity compensation and are not material in the aggregate. The 2017 Directors Plan was adopted to effectuate any such deferrals.  The 2017 Directors Plan is administered by the Board of Directors.  Each award granted under the 2017 Directors Plan will be evidenced by a written agreement and will contain the terms and conditions that the Board of Directors deems appropriate.

Under the 2017 Directors Plan, the Board of Directors requires each non-employee director to satisfy the share ownership guidelines set forth below, as may be amended by the Board of Directors from time to time. The current share ownership guidelines provide that non-employee directors of the Company must:

●	Hold at least 9,000 shares of Company common stock. For this purpose, deferred shares or deferred restricted stock units will be deemed held, to the extent vested.
●	The minimum stock ownership level must be achieved by each non-employee director by the third (3rd) anniversary of such non-employee director’s initial appointment to the Board of Directors.
●	Once achieved, ownership of the guideline amount should be maintained for so long as the non-employee director retains his or her seat on the Board of Directors.
●	There may be rare instances where these guidelines would place a hardship on a non-employee director. In these cases or in similar circumstances, the Board of Directors will make the final decision as to developing an alternative stock ownership guideline for a non-employee director that reflects the intention of these guidelines and his or her personal circumstances.

The Company recorded $63.4 million, $57.1 million and $52.3 million of compensation expense relating to stock options, restricted stock awards and restricted stock units during the years ended December 31, 2019, 2018 and 2017, respectively.

The tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options and vesting of restricted stock units for the years ended December 31, 2019, 2018 and 2017 was $25.9 million, $8.5 million and $96.7 million, respectively.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted through December 31, 2019 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company records

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	2019	2018	2017
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	30.2%	34.7%	36.5%
Risk-free interest rate	2.37%	2.81%	2.11%
Expected term	6.0 Years	6.0 Years	6.1 Years

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

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares (in	Price Per	Term (In	Intrinsic
Options	thousands)	Share	years)	Value
Outstanding at January 1, 2019	18,890	$34.61	5.8	$303,627
Granted 01/01/19 - 03/31/19	1,570	$59.52
Granted 04/01/19 - 06/30/19	—	$—
Granted 07/01/19 - 09/30/19	52	$58.54
Granted 10/01/19 - 12/31/19	50	$56.39
Exercised	(5,224)	$17.68
Cancelled or forfeited	(397)	$50.83
Outstanding at December 31, 2019	14,941	$42.88	6.3	$308,884
Vested and expected to vest in the future at December 31, 2019	14,205	$42.25	6.2	$302,587
Exercisable at December 31, 2019	7,758	$33.70	5.0	$231,600

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2019:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted	Number	Weighted
			Number	Remaining	Average	Exercisable	Average
Range of Exercise			Outstanding (In	Contractual	Exercise	(In	Exercise
Prices ($)			Thousands)	Term (Years)	Price ($)	Thousands)	Price ($)
$6.40	-	$17.99	1,741	3.2	$16.88	1,741	$16.88
$18.64	-	$23.35	1,852	4.1	$22.92	1,852	$22.92
$36.05	-	$36.05	12	5.0	$36.05	8	$36.05
$37.10	-	$43.64	1,457	6.4	$42.06	757	$40.91
$43.99	-	$43.99	1,925	6.2	$43.99	1,088	$43.99
$44.73	-	$45.16	2,002	5.5	$45.10	1,336	$45.11
$45.55	-	$51.50	1,621	7.4	$47.60	578	$46.56
$53.24	-	$57.95	382	8.8	$55.85	39	$54.80
$58.73	-	$58.73	2,371	8.2	$58.73	345	$58.73
$58.77	-	$63.46	1,578	9.2	$59.79	14	$62.50
			14,941	6.3	$42.88	7,758	$33.70

The weighted-average grant-date fair value of options granted during the years ended December 31, 2019, 2018 and 2017 was $20.17 per share, $22.37 per share and $18.29 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was $220.2 million, $56.8 million and $285.8 million, respectively.

Cash received from option exercises under all plans for the years ended December 31, 2019, 2018 and 2017 was $92.4 million, $25.9 million and $52.6 million, respectively.

At December 31, 2019, there was $80.3 million of total unrecognized compensation expense related to non-vested options granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following table summarizes the Company’s activities with respect to non-vested restricted stock units as follows:

		Weighted
	Number of	Average
	Shares (in	Grant-Date
	thousands)	Fair Value
Non-vested at January 1, 2019	529	$51.55
Granted 01/01/19 - 03/31/19	548	$59.66
Granted 04/01/19 - 06/30/19	18	$63.48
Granted 07/01/19 - 09/30/19	1	$66.00
Granted 10/01/19 - 12/31/19	1	$55.73
Vested	(266)	$50.12
Forfeited/cancelled	(6)	$59.67
Non-vested at December 31, 2019	825	$57.62

The weighted-average grant-date fair value of restricted stock units granted during the years ended December 31, 2019, 2018 and 2017 was $59.79, $57.59 and $46.74 per share, respectively. As of December 31, 2019, 0.7 million of restricted stock units are expected to vest.

At December 31, 2019, total unrecognized compensation expense relating to non-vested restricted stock units was $29.3 million, which is expected to be recognized over a weighted-average period of 2.6 years.

Employee and Non-Employee Share-Based Compensation Expense

The table below shows the amounts recognized in the consolidated financial statements for the years ended December 31, 2019, 2018 and 2017 for share-based compensation related to employees and non-employees. Employee and non-employee share-based compensation expense of $63.4 million for the year ended December 31, 2019 is comprised of $10.0 million relating to incentive stock options and $53.4 million relating to non-qualified stock options and restricted units. Employee and non-employee share-based compensation expense of $57.1 million for the year ended December 31, 2018 is comprised of $10.0 million relating to incentive stock options and $47.1 million relating to non-qualified stock options and restricted units. Employee and non-employee share-based compensation expense of  $52.3 million for the year ended December 31, 2017 is comprised of $8.7 million relating to incentive stock options and $43.6 million relating to non-qualified stock options and restricted units.

	2019	2018	2017
Operating expenses	$63,356	$57,111	$52,282
Total employee and non-employee share-based compensation expense included in income, before income tax	63,356	57,111	52,282
Less: Amount of income tax benefit recognized in earnings	(36,326)	(14,892)	(100,635)
Amount charged against net income	$27,030	$42,219	$(48,353)

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

The Company has not made additional measurement window adjustments to these items during the year ended December 31, 2019.

The Company evaluated the various provisions of the Tax Reform Act, including, the global intangible low-taxed income (“GILTI”) and the foreign derived intangible income provisions. The Company will treat any U.S. tax on foreign earnings under GILTI as a current period expense when incurred.

The Company currently considers the earnings of its foreign entities (excluding Japan) to be permanently reinvested outside the United States based on estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. Accordingly, deferred income taxes have not been recorded for the undistributed earnings of the Company’s foreign subsidiaries excluding Japan. Deferred income taxes have not been recorded for Japan, as any federal, state, or foreign withholding taxes associated with the repatriation of those earnings would be immaterial.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The domestic and foreign components of the Company’s income before provision for income taxes are as follows:

	Year Ended December 31,
	2019	2018	2017
Domestic*	$1,196,883	$1,100,487	$1,062,713
Foreign*	219,079	192,785	138,910
Income before provision for income taxes	$1,415,962	$1,293,272	$1,201,623

*After intercompany royalties, management fees and interest charges from the Company’s domestic to foreign entities of $51.2 million, $40.5 million and $42.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Components of the provision for income taxes are as follows:

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$212,068	$209,147	$243,127
State	39,982	41,934	43,252
Foreign	55,167	42,541	27,522
	307,217	293,622	313,901

Deferred:
Federal	8,320	9,804	61,797
State	(6,878)	1,644	3,062
Foreign	(4,219)	(8,778)	(4,579)
	(2,777)	2,670	60,280

Valuation allowance	3,687	3,976	6,764
	$308,127	$300,268	$380,945

A reconciliation of the total provision for income taxes after applying the U.S. federal statutory rate of 21% for 2019 and 2018 and 35% for 2017 to income before provision for income taxes to the reported provision for income taxes are as follows:

	Year Ended December 31,
	2019	2018	2017
U.S. Federal tax expense at statutory rates	$297,352	$271,587	$420,568
State income taxes, net of federal tax benefit	30,098	36,312	27,569
Permanent differences	(2,128)	3,606	10,356
Stock based compensation	(13,473)	(370)	(79,687)
Domestic production deduction	—	—	(22,229)
Deferred tax asset reduction (Tax Reform Act)	—	—	39,763
Other	(12,423)	(8,438)	3,736
Foreign rate differential	5,014	(6,405)	(25,895)
Valuation allowance	3,687	3,976	6,764
	$308,127	$300,268	$380,945

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Major components of the Company’s deferred tax assets (liabilities) at December 31, 2019 and 2018 are as follows:

	2019	2018
Deferred Tax Assets:
Reserve for sales returns	$140	$137
Reserve for inventory obsolescence	2,066	2,836
Reserve for marketing development fund	8,469	4,666
Capitalization of inventory costs	2,310	1,210
State franchise tax - current	2,346	2,663
Accrued compensation	1,944	574
Accrued other liabilities	5,674	5,276
Deferred revenue	81,903	87,573
Stock-based compensation	22,665	25,439
Foreign net operating loss carryforward	30,187	28,030
Prepaid supplies	5,799	7,476
Termination payments	69,467	71,918
Operating lease liabilities	6,155	—
Other deferred tax assets	17,615	11,010
Total gross deferred tax assets	$256,740	$248,808

Deferred Tax Liabilities:
Amortization of trademarks	$(35,227)	$(31,445)
Intangibles	(76,047)	(82,544)
State franchise tax - deferred	(7,173)	(7,093)
Operating lease ROU assets	(6,155)	—
Other deferred tax liabilities	(93)	(99)
Depreciation	(6,765)	(5,123)
Total gross deferred tax liabilities	(131,460)	(126,304)

Valuation Allowance	(40,503)	(36,816)

Net deferred tax assets	$84,777	$85,688

During the years ended December 31, 2019, 2018 and 2017, the Company established full valuation allowances against certain deferred tax assets, resulting from cumulative net operating losses incurred by certain foreign subsidiaries of the Company. The effect of the valuation allowances and the subsequent related impact on the Company’s overall tax rate was to increase the Company’s provision for income taxes by $3.7 million, $4.0 million and $6.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. At December 31, 2019, the Company had net operating loss carryforwards of approximately $112.4 million. Of this amount, $77.5 million may be carried forward indefinitely. The remaining $34.8 million of net operating loss carryforwards will begin to expire in 2020.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the years ended December 31, 2019, 2018 and 2017:

Gross Unrecognized Tax
Benefits
Balance at January 1, 2017	$9
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior year	6,540
Decreases for tax positions related to prior years	(9)
Balance at December 31, 2017	$6,540
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior year	1,159
Decreases for tax positions related to prior years	(2,664)
Balance at December 31, 2018	$5,035
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior year	1,833
Decreases for tax positions related to prior years	(3,875)
Balance at December 31, 2019	$2,993

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s consolidated financial statements. As of December 31, 2019, the Company had accrued approximately $0.4 million in interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions it would not have a significant impact on the Company’s effective tax rate.

It is expected that the amount of unrecognized tax benefit change within the next 12 months will not be significant.

The Company is subject to U.S. federal income tax as well as to income tax in multiple state and foreign jurisdictions.

On October 18, 2016, the IRS began its examination of the Company’s U.S. federal income tax return for the year ended December 31, 2014. On March 27, 2017, the IRS began its examination of the Company’s U.S. federal income tax return for the year ended December 31, 2015. Both examinations were completed in November 2019 with no material adjustments.

The Company is in various stages of examination with certain states and certain foreign jurisdictions including the United Kingdom and Ireland. The Company’s 2016 through 2018 U.S. federal income tax returns are subject to examination by the IRS. The Company’s state income tax returns are subject to examination for the 2014 through 2018 tax years.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

17.        EARNINGS PER SHARE

A reconciliation of the weighted average shares used in the basic and diluted earnings per common share computations for the years ended December 31, 2019, 2018 and 2017 is presented below (in thousands):

	2019	2018	2017
Weighted-average shares outstanding:
Basic	542,191	557,166	566,782
Dilutive securities	4,417	7,088	10,359
Diluted	546,608	564,254	577,141

For the years ended December 31, 2019, 2018 and 2017, options and awards outstanding totaling 4.4 million shares, 3.2 million shares and 7.9 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

18.        EMPLOYEE BENEFIT PLAN

Employees of the Company may participate in the Monster Beverage Corporation 401(k) Plan, a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code.  Participating employees may contribute into a traditional plan with pretax salary or into a Roth plan with after tax salary up to statutory limits. The Company contributes 50% of the employee contribution, up to 6% of each employee’s earnings (8% starting January 1, 2020), which vest over four years (2 years of service = 50%, 3 years of service = 75%, 4 years of service = 100%). Matching contributions were $3.4 million, $2.9 million and $2.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

19.        SEGMENT INFORMATION

The Company has three operating and reportable segments; (i) Monster Energy® Drinks segment, which is primarily comprised of the Company’s Monster Energy® drinks and Reign Total Body FuelTM high performance energy drinks, (ii) Strategic Brands segment, which is comprised primarily of the various energy drink brands acquired from TCCC in 2015 as well as the Company’s affordable energy brands, and (iii) Other segment, which is comprised of the AFF Third-Party Products.

The Company’s Monster Energy® Drinks segment primarily generates net operating revenues by selling ready-to-drink packaged drinks primarily to bottlers and full service beverage distributors. In some cases, the Company sells directly to retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, foodservice customers, value stores, e-commerce retailers and the military.

The Company’s Strategic Brands segment primarily generates net operating revenues by selling “concentrates” and/or “beverage bases” to authorized bottling and canning operations. Such bottlers generally combine the concentrates and/or beverage bases with sweeteners, water and other ingredients to produce ready-to-drink packaged energy drinks. The ready-to-drink packaged energy drinks are then sold by such bottlers to other bottlers, full service distributors or retailers, including, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, foodservice customers, drug stores, value stores, e-commerce retailers and the military. To a lesser extent, the Company’s Strategic Brands segment generates net operating revenues by selling certain ready-to-drink packaged energy drinks to bottlers and full service beverage distributors.

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

The net revenues derived from the Company’s reportable segments and other financial information related thereto for the years ended December 31, 2019, 2018 and 2017 are as follows:

	2019	2018	2017
Net sales:
Monster Energy® Drinks(1)	$3,904,029	$3,498,427	$3,047,596
Strategic Brands	274,925	285,836	299,844
Other	21,865	22,920	21,605
Corporate and unallocated	—	—	—
	$4,200,819	$3,807,183	$3,369,045

	2019	2018	2017
Operating Income:
Monster Energy® Drinks(1) (2)	$1,565,977	$1,371,062	$1,264,579
Strategic Brands	164,053	176,520	174,458
Other	3,650	5,362	5,583
Corporate and unallocated	(330,741)	(269,325)	(245,833)
	$1,402,939	$1,283,619	$1,198,787

	2019	2018	2017
Income before tax:
Monster Energy® Drinks(1) (2)	$1,567,022	$1,372,001	$1,264,555
Strategic Brands	164,049	176,540	174,442
Other	3,655	5,362	5,583
Corporate and unallocated	(318,764)	(260,631)	(242,957)
	$1,415,962	$1,293,272	$1,201,623

(1)	Includes $46.3 million, $44.3 million and $43.4 million for the years ended December 31, 2019, 2018 and 2017, respectively, related to the recognition of deferred revenue.

(2)	Includes $11.3 million, $26.6 million and $35.4 million for the years ended December 31, 2019, 2018 and 2017, respectively, related to distributor termination costs.

	2019	2018	2017
Depreciation and amortization:
Monster Energy® Drinks	$39,397	$36,387	$29,591
Stategic Brands	7,935	7,774	7,443
Other	4,637	4,657	4,608
Corporate and unallocated	8,758	8,161	7,245
	$60,727	$56,979	$48,887

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Corporate and unallocated expenses were $330.7 million for the year ended December 31, 2019 and included $203.3 million of payroll costs, of which $63.4 million was attributable to stock-based compensation expense (See Note 15, “Stock-Based Compensation”), $78.5 million of professional service expenses, including accounting and legal costs, $6.1 million of insurance costs and $42.8 million of other operating expenses.

Corporate and unallocated expenses were $269.3 million for the year ended December 31, 2018 and included $174.9 million of payroll costs, of which $57.1 million was attributable to stock-based compensation expense (See Note 15, “Stock-Based Compensation”), $53.6 million of professional service expenses, including accounting and legal costs, $6.0 million of insurance costs and  $34.8 million of other operating expenses.

Corporate and unallocated expenses were $245.8 million for the year ended December 31, 2017 and included $156.3 million of payroll costs, of which $52.3 million was attributable to stock-based compensation expense (See Note 15, “Stock-Based Compensation”), $51.8 million of professional service expenses, including accounting and legal costs, $6.0 million of insurance costs and $31.7 million of other operating expenses.

TCCC, through the TCCC Subsidiaries, accounted for approximately 2%, 3% and 18% of the Company's net sales for the years ended December 31, 2019, 2018 and 2017, respectively. As part of the North America Refranchising, the territories of certain TCCC Subsidiaries have been transitioned to certain independent/non wholly-owned TCCC bottlers/distributors. Accordingly, the Company's percentage of net sales classified as sales to the TCCC Subsidiaries decreased for the years ended December 31, 2019, 2018 and 2017.

Coca-Cola Consolidated, Inc. accounted for approximately 13% of the Company’s net sales for the years ended December 31, 2019, 2018 and 2017.

Reyes Coca-Cola Bottling, LLC accounted for approximately 11%, 12% and 6% of the Company’s net sales for the years ended December 31, 2019, 2018 and 2017, respectively.

Coca-Cola European Partners accounted for approximately 10%, 10% and 9% of the Company’s net sales for the years ended December 31, 2019, 2018 and 2017, respectively.

Net sales to customers outside the United States amounted to $1.33 billion, $1.09 billion and $909.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.  Such sales were approximately 32%, 29% and 27% of net sales for the years ended December 31, 2019, 2018 and 2017, respectively.

Goodwill and other intangible assets for the Company’s reportable segments as of December 31, 2019 and 2018 are as follows:

	2019	2018
Goodwill and other intangible assets:
Monster Energy® Drinks	$1,384,940	$1,368,620
Strategic Brands	984,393	989,944
Other	14,415	18,957
Corporate and unallocated	—	—
	$2,383,748	$2,377,521

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

20.        RELATED PARTY TRANSACTIONS

TCCC controls approximately 19.0% of the voting interests of the Company.  The TCCC Subsidiaries, the TCCC Related Parties and the TCCC Independent Bottlers, purchase and distribute the Company’s products in domestic and certain international markets. The Company also pays TCCC a commission based on certain sales within the TCCC distribution network.

TCCC commissions, based on sales to the TCCC Subsidiaries and the TCCC Related Parties, for the year ended December 31, 2019 were $50.1 million, and are included as a reduction to net sales. TCCC commissions, based on sales to the TCCC Independent Bottlers for the year ended December 31, 2019 were $17.7 million, and are included in operating expenses.

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

Net sales to the TCCC Subsidiaries for the years ended December 31, 2019, 2018 and 2017 were $79.5 million, $132.5 million and $594.1 million, respectively. As part of the North America Refranchising, the territories of certain TCCC Subsidiaries have been transitioned to certain independent TCCC bottlers/distributors and/or TCCC Related Parties. Accordingly, the Company’s net sales classified as sales to the TCCC Subsidiaries significantly decreased for the years ended December 31, 2019, 2018 and 2017.

The Company also purchases concentrates from TCCC which are then sold to certain of the Company's bottlers/distributors. Concentrate purchases from TCCC were $25.4 million, $27.5 million and $26.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Certain TCCC Subsidiaries also contract manufacture certain of the Company’s Monster Energy® brand energy drinks. Such contract manufacturing expenses were $17.1 million, $22.8 million and $11.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Accounts receivable, accounts payable and accrued promotional allowances related to the TCCC Subsidiaries are as follows at:

	December 31,	December 31,
	2019	2018
Accounts receivable, net	$21,670	$25,312
Accounts payable	$(18,217)	$(54,430)
Accrued promotional allowances	$(5,321)	$(4,044)

One director of the Company and his family, and one director's family, are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the years ended December 31, 2019, 2018 and 2017 were $1.5 million, $1.8 million and $2.2 million, respectively.

In December 2018, the Company and a director of the Company entered into a 50-50 partnership that purchased land, and real property thereon, in Kona, Hawaii for the purpose of producing coffee products. The Company’s initial 50% contribution of $1.9 million was accounted for as an equity investment and is included in other assets (non-current) in the accompanying consolidated balance sheet at December 31, 2018. During the year ended December 31, 2019, the Company made an additional $0.05 million capital contribution, made a loan of $0.15 million and recorded an equity loss of $0.09 million. As of December 31, 2019, the Company’s equity investment is $1.9 million and is included in other assets (non-current) in the accompanying consolidated balance sheet at December 31, 2019.

21.        QUARTERLY FINANCIAL DATA (Unaudited)

				Net Income per Common
				Share
	Net Sales	Gross Profit	Net Income	Basic	Diluted
Quarter ended:
March 31, 2019	$945,991	$573,532	$261,485	$0.48	$0.48
June 30, 2019	1,104,045	661,283	292,473	$0.54	$0.53
September 30, 2019	1,133,577	673,002	298,923	$0.55	$0.55
December 31, 2019	1,017,206	610,768	254,954	$0.47	$0.47
	$4,200,819	$2,518,585	$1,107,835
Quarter ended:
March 31, 2018	$850,921	$515,257	$216,050	$0.38	$0.38
June 30, 2018	1,015,873	620,258	270,116	$0.48	$0.48
September 30, 2018	1,016,160	607,659	267,733	$0.48	$0.48
December 31, 2018	924,229	552,201	239,105	$0.43	$0.43
	$3,807,183	$2,295,375	$993,004

Certain of the figures reported above may differ from previously reported figures for individual quarters due to rounding.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017 (Dollars in Thousands)

	Balance at	Charged to		Balance at
	beginning	cost and		end of
Description	of period	expenses	Deductions	period
Allowance for doubtful accounts, sales returns and cash discounts:

2019	$1,589	$9,583	$(9,127)	$2,045
2018	$1,105	$7,890	$(7,406)	$1,589
2017	$1,121	$8,364	$(8,380)	$1,105

Allowance on Deferred Tax Assets and Unrecognized Tax Benefits:

2019	$42,748	$1,105	$—	$43,853
2018	$40,680	$2,068	$—	$42,748
2017	$26,086	$14,594	$—	$40,680