Form 10-Q
period 2020-06-30
Monster Beverage Corp
filed 2020-08-06
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020	Commission File Number 001-18761

MONSTER BEVERAGE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	47-1809393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ___ No   X

The registrant had 527,396,445 shares of common stock, par value $0.005 per share, outstanding as of July 31, 2020.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

JUNE 30, 2020

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2020 AND DECEMBER 31, 2019

(In Thousands, Except Par Value) (Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$921,326	$797,957
Short-term investments	250,753	533,063
Accounts receivable, net	760,433	540,330
Inventories	340,536	360,731
Prepaid expenses and other current assets	78,425	54,868
Prepaid income taxes	19,977	29,360
Total current assets	2,371,450	2,316,309

INVESTMENTS	2,077	12,905
PROPERTY AND EQUIPMENT, net	301,946	298,640
DEFERRED INCOME TAXES, net	84,777	84,777
GOODWILL	1,331,643	1,331,643
OTHER INTANGIBLE ASSETS, net	1,055,544	1,052,105
OTHER ASSETS	46,376	53,973
Total Assets	$5,193,813	$5,150,352

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$261,969	$274,045
Accrued liabilities	142,848	114,075
Accrued promotional allowances	167,011	166,761
Deferred revenue	44,894	44,237
Accrued compensation	35,646	47,262
Income taxes payable	22,497	14,717
Total current liabilities	674,865	661,097

DEFERRED REVENUE	272,926	287,469

OTHER LIABILITIES	24,482	30,505

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY:
Common stock - $0.005 par value; 1,250,000 shares authorized; 637,924 shares issued and 527,361 shares outstanding as of June 30, 2020; 636,460 shares issued and 536,698 shares outstanding as of December 31, 2019	3,190	3,182
Additional paid-in capital	4,474,379	4,397,511
Retained earnings	5,612,684	5,022,480
Accumulated other comprehensive loss	(53,438)	(32,387)
Common stock in treasury, at cost; 110,563 shares and 99,762 shares as of June 30, 2020 and December 31, 2019, respectively	(5,815,275)	(5,219,505)
Total stockholders’ equity	4,221,540	4,171,281
Total Liabilities and Stockholders’ Equity	$5,193,813	$5,150,352

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND SIX-MONTHS ENDED JUNE 30, 2020 AND 2019

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
NET SALES	$1,093,896	$1,104,045	$2,155,993	$2,050,037

COST OF SALES	434,427	442,762	859,329	815,221

GROSS PROFIT	659,469	661,283	1,296,664	1,234,816

OPERATING EXPENSES	252,205	282,293	524,412	544,364

OPERATING INCOME	407,264	378,990	772,252	690,452

INTEREST and OTHER (EXPENSE) INCOME, net	(1,796)	2,973	(923)	5,714

INCOME BEFORE PROVISION FOR INCOME TAXES	405,468	381,963	771,329	696,166

PROVISION FOR INCOME TAXES	94,099	89,490	181,125	142,208

NET INCOME	$311,369	$292,473	$590,204	$553,958

NET INCOME PER COMMON SHARE:
Basic	$0.59	$0.54	$1.11	$1.02
Diluted	$0.59	$0.53	$1.10	$1.01

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	526,911	544,156	531,486	543,466
Diluted	531,191	548,218	535,897	548,299

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE- AND SIX-MONTHS ENDED JUNE 30, 2020 AND 2019

(In Thousands) (Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income, as reported	$311,369	$292,473	$590,204	$553,958
Other comprehensive income (loss):
Change in foreign currency translation adjustment	9,044	5,154	(21,555)	3,773
Available-for-sale investments:
Change in net unrealized gains	200	215	504	335
Reclassification adjustment for net gains included in net income	—	—	—	—
Net change in available-for-sale investments	200	215	504	335
Other comprehensive income (loss)	9,244	5,369	(21,051)	4,108
Comprehensive income	$320,613	$297,842	$569,153	$558,066

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE- AND SIX-MONTHS ENDED JUNE 30, 2020 AND 2019

(In Thousands) (Unaudited)

					Accumulated
			Additional		Other			Total
	Common stock		Paid-in	Retained	Comprehensive	Treasury stock		Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance, December 31, 2019	636,460	$3,182	$4,397,511	$5,022,480	$(32,387)	(99,762)	$(5,219,505)	$4,171,281

Stock-based compensation	—	—	17,098	—	—	—	—	17,098

Exercise of stock options	644	4	13,971	—	—	—	—	13,975

Unrealized gain, net on available-for-sale securities	—	—	—	—	304	—	—	304

Repurchase of common stock	—	—	—	—	—	(10,503)	(579,948)	(579,948)

Foreign currency translation	—	—	—	—	(30,599)	—	—	(30,599)

Net income	—	—	—	278,835	—	—	—	278,835

Balance, March 31, 2020	637,104	$3,186	$4,428,580	$5,301,315	$(62,682)	(110,265)	$(5,799,453)	$3,870,946

Stock-based compensation	—	—	15,936	—	—	—	—	15,936

Exercise of stock options	820	4	29,863	—	—	—	—	29,867

Unrealized gain, net on available-for-sale securities	—	—	—	—	200	—	—	200

Repurchase of common stock	—	—	—	—	—	(298)	(15,822)	(15,822)

Foreign currency translation	—	—	—	—	9,044	—	—	9,044

Net income	—	—	—	311,369	—	—	—	311,369

Balance, June 30, 2020	637,924	$3,190	$4,474,379	$5,612,684	$(53,438)	(110,563)	$(5,815,275)	$4,221,540

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE- AND SIX-MONTHS ENDED JUNE 30, 2020 AND 2019

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTHS ENDED JUNE 30, 2020 AND 2019

(In Thousands) (Unaudited)

	Six-Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$590,204	$553,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,057	32,444
(Gain) loss on disposal of property and equipment	(179)	1,269
Impairment of intangibles	4,000	—
Stock-based compensation	33,034	30,899
Deferred income taxes	—	539
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(231,782)	(204,393)
Distributor receivables	188	4,527
Inventories	14,181	(21,505)
Prepaid expenses and other assets	(23,394)	(16,804)
Prepaid income taxes	7,245	4,554
Accounts payable	(6,772)	36,850
Accrued liabilities	31,691	(1,412)
Accrued promotional allowances	3,079	53,568
Accrued distributor terminations	(140)	427
Accrued compensation	(10,932)	(10,508)
Income taxes payable	8,278	4,959
Other liabilities	83	(169)
Deferred revenue	(10,383)	(14,418)
Net cash provided by operating activities	440,458	454,785

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of available-for-sale investments	719,616	346,464
Purchases of available-for-sale investments	(425,973)	(380,851)
Purchases of property and equipment	(29,116)	(21,077)
Proceeds from sale of property and equipment	590	441
Additions to intangibles	(13,085)	—
Increase in other assets	(1,338)	(1,019)
Net cash provided by (used in) investing activities	250,694	(56,042)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(1,680)	(9,075)
Issuance of common stock	43,842	81,134
Purchases of common stock held in treasury	(595,770)	(223,413)
Net cash used in financing activities	(553,608)	(151,354)

Effect of exchange rate changes on cash and cash equivalents	(14,175)	3,345

NET INCREASE IN CASH AND CASH EQUIVALENTS	123,369	250,734
CASH AND CASH EQUIVALENTS, beginning of period	797,957	637,513
CASH AND CASH EQUIVALENTS, end of period	$921,326	$888,247

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$29	$253
Income taxes	$164,956	$133,122

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTHS ENDED JUNE 30, 2020 AND 2019

(In Thousands) (Unaudited) (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

Included in accrued liabilities as of June 30, 2020 and 2019 were $12.6 million and $10.6 million, respectively, related to additions to other intangible assets.

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

The Company’s condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting.  They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP.  The information set forth in these interim condensed consolidated financial statements for the three- and six-months ended June 30, 2020 and 2019, respectively, is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading.  Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

Recently issued accounting pronouncements not yet adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Simplifying the Accounting for Income Taxes”, as part of its simplification initiative to reduce the cost and complexity in accounting for income taxes. ASU No. 2019-12 removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU No. 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of ASU No. 2019-12 on its financial position, results of operations and liquidity.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The accounting standard changes the methodology for measuring credit losses on financial instruments and the timing when such losses are recorded. ASU No. 2016-13 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The adoption of ASU No. 2016-13 did not have a material impact on the Company’s disclosures, financial position, results of operations and liquidity.

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

The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. Certain of the Company’s bottlers/distributors may also perform a separate function as a co-packer on the Company’s behalf. In such cases, control of the Company’s products passes to such bottlers/distributors when they notify the Company that they have taken possession or transferred the relevant portion of the Company’s finished goods. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of June 30, 2020 and December 31, 2019.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Disaggregation of Revenue

The following tables disaggregate the Company’s revenue by geographical markets and reportable segments:

	Three-Months Ended June 30, 2020
				Latin
				America
	U.S. and			and
Net Sales	Canada	EMEA[1]	Asia Pacific	Caribbean	Total
Monster Energy® Drinks	$746,946	$129,921	$112,832	$37,987	$1,027,686
Strategic Brands	41,155	12,794	5,186	431	59,566
Other	6,644	—	—	—	6,644
Total Net Sales	$794,745	$142,715	$118,018	$38,418	$1,093,896

	Three-Months Ended June 30, 2019
				Latin
				America
	U.S. and			and
Net Sales	Canada	EMEA[1]	Asia Pacific	Caribbean	Total
Monster Energy® Drinks	$738,554	$155,448	$82,952	$42,156	$1,019,110
Strategic Brands	47,420	23,793	7,555	376	79,144
Other	5,791	—	—	—	5,791
Total Net Sales	$791,765	$179,241	$90,507	$42,532	$1,104,045

	Six-Months Ended June 30, 2020
				Latin
				America
	U.S. and			and
Net Sales	Canada	EMEA[1]	Asia Pacific	Caribbean	Total
Monster Energy® Drinks	$1,436,964	$294,692	$198,736	$89,747	$2,020,139
Strategic Brands	79,026	33,141	10,503	1,435	124,105
Other	11,749	—	—	—	11,749
Total Net Sales	$1,527,739	$327,833	$209,239	$91,182	$2,155,993

	Six-Months Ended June 30, 2019
				Latin
				America
	U.S. and			and
Net Sales	Canada	EMEA[1]	Asia Pacific	Caribbean	Total
Monster Energy® Drinks	$1,381,380	$280,086	$145,408	$82,621	$1,889,495
Strategic Brands	89,171	45,701	13,780	778	149,430
Other	11,112	—	—	—	11,112
Total Net Sales	$1,481,663	$325,787	$159,188	$83,399	$2,050,037

1Europe, Middle East and Africa (“EMEA”)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Contract Liabilities

Amounts received from certain bottlers/distributors at inception of their distribution contracts or at the inception of certain sales/marketing programs are accounted for as deferred revenue. As of June 30, 2020, the Company had $317.8 million of deferred revenue, which is included in current and long-term deferred revenue in the Company’s condensed consolidated balance sheet. As of December 31, 2019, the Company had $331.7 million of deferred revenue, which is included in current and long-term deferred revenue in the Company’s condensed consolidated balance sheet. During the three-months ended June 30, 2020 and 2019, $10.5 million and $10.6 million, respectively, of deferred revenue was recognized in net sales. See Note 11. During the six-months ended June 30, 2020 and 2019, $21.1 million and $24.8 million, respectively, of deferred revenue was recognized in net sales. See Note 11.

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

Right-of-use (“ROU”) assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As the Company’s leases generally do not provide an implicit rate, the Company uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at the commencement date. ROU assets also include any lease payments made and exclude lease incentives. Lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

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

Lease expense for operating leases, consisting of lease payments, is recognized on a straight-line basis over the lease term and is included in operating expenses in the condensed consolidated statement of income. Lease expense for finance leases consists of the amortization of the ROU asset on a straight-line basis over the asset’s estimated useful life and is included in operating expenses in the condensed consolidated statement of income. Interest expense on finance leases is calculated using the amortized cost basis and is included in interest and other (expense) income, net in the condensed consolidated statement of income.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The components of lease cost were comprised of the following:

	Three-Months	Three-Months	Six-Months	Six-Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$893	$1,210	$2,338	$2,325

Short-term lease cost	877	477	1,584	1,559

Variable lease cost	160	170	322	335

Finance leases:
Amortization of ROU assets	186	94	334	174
Interest on lease liabilities	14	15	25	30
Finance lease cost	200	109	359	204

Total lease cost	$2,130	$1,966	$4,603	$4,423

Supplemental cash flow information for the following periods:

	Six-Months	Six-Months
	Ended June 30,	Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,084	$2,032
Operating cash flows from finance leases	25	30
Financing cash flows from finance leases	1,680	932

ROU assets obtained in exchange for lease obligations:
Finance leases	2,024	1,252
Operating leases	2,020	27,224

ROU assets for operating and finance leases were comprised of the following at:

	June 30, 2020
	Real Estate	Equipment	Total	Balance Sheet Location
Operating leases	$23,463	$297	$23,760	Other Assets
Finance leases	—	3,355	3,355	Property and Equipment, net

	December 31, 2019
	Real Estate	Equipment	Total	Balance Sheet Location
Operating leases	$30,926	$416	$31,342	Other Assets
Finance leases	—	2,632	2,632	Property and Equipment, net

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Operating and finance lease liabilities recognized in the condensed consolidated balance sheets were as follows at:

	June 30, 2020
	Operating Leases	Finance Leases
Accrued liabilities	$2,977	$1,825
Other liabilities	18,134	—
Total	$21,111	$1,825

	December 31, 2019
	Operating Leases	Finance Leases
Accrued liabilities	$2,812	$1,485
Other liabilities	25,651	—
Total	$28,463	$1,485

The weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases at June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020
	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	9.8	0.7
Weighted-average discount rate	3.6%	2.3%

	December 31, 2019
	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	10.1	0.6
Weighted-average discount rate	3.1%	2.9%

The following table reconciles the undiscounted future lease payments for operating and finance leases to the operating and finance leases recorded in the condensed consolidated balance sheet at June 30, 2020:

	Undiscounted Future Lease Payments
	Operating Leases	Finance Leases
2020 (excluding the six-months ended June 30, 2020)	$1,836	$1,489
2021	3,506	351
2022	2,838	—
2023	2,164	—
2024	1,881	—
2025 and thereafter	13,089	—
Total lease payments	25,314	1,840
Less imputed interest	(4,203)	(15)
Total	$21,111	$1,825

As of June 30, 2020, the Company did not have any significant additional operating or finance leases that have not yet commenced.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

5.	INVESTMENTS

The following table summarizes the Company’s investments at:

					Continuous	Continuous
		Gross	Gross		Unrealized	Unrealized
		Unrealized	Unrealized		Loss Position	Loss Position
	Amortized	Holding	Holding	Fair	less than 12	greater than 12
June 30, 2020	Cost	Gains	Losses	Value	Months	Months
Available-for-sale
Short-term:
Commercial paper	$58,540	$—	$—	$58,540	$—	$—
Certificates of deposit	3,624	—	—	3,624	—	—
U.S. government agency securities	44,851	41	9	44,883	9	—
U.S. treasuries	143,081	633	8	143,706	8	—
Long-term:
U.S. treasuries	2,077	—	—	2,077	—	—
Total	$252,173	$674	$17	$252,830	$17	$—

					Continuous	Continuous
		Gross	Gross		Unrealized	Unrealized
		Unrealized	Unrealized		Loss Position	Loss Position
	Amortized	Holding	Holding	Fair	less than 12	greater than 12
December 31, 2019	Cost	Gains	Losses	Value	Months	Months
Available-for-sale
Short-term:
Commercial paper	$83,478	$—	$—	$83,478	$—	$—
Certificates of deposit	28,049	—	—	28,049	—	—
Municipal securities	147,983	145	20	148,108	20	—
U.S. government agency securities	40,620	5	35	40,590	35	—
U.S. treasuries	211,055	134	31	211,158	31	—
Variable rate demand notes	21,680	—	—	21,680	—	—
Long-term:
Municipal securities	1,562	—	1	1,561	1	—
U.S. government agency securities	5,267		1	5,266	1	—
U.S. treasuries	6,077	1	—	6,078	—	—
Total	$545,771	$285	$88	$545,968	$88	$—

During the three- and six-months ended June 30, 2020 and 2019, realized gains or losses recognized on the sale of investments were not significant.

The Company’s investments at June 30, 2020 and December 31, 2019 in commercial paper, certificates of deposit, municipal securities, U.S. government agency securities, U.S. treasuries and/or variable rate demand notes (“VRDNs”) carried investment grade credit ratings. VRDNs are floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. While they are classified as marketable investment securities, the put option allows the VRDNs to be liquidated at par on a same day, or more generally, on a seven-day settlement basis.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	June 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
Commercial paper	$58,540	$58,540	$83,478	$83,478
Municipal securities	—	—	147,983	148,108
U.S. government agency securities	44,851	44,883	40,620	40,590
Certificates of deposit	3,624	3,624	28,049	28,049
U.S. treasuries	143,081	143,706	211,055	211,158
Due 1 - 10 years:
Municipal securities	—	—	1,562	1,561
U.S. treasuries	2,077	2,077	6,077	6,078
U.S. government agency securities	—	—	5,267	5,266
Variable rate demand notes	—	—	3,905	3,905
Due 11 - 20 years:
Variable rate demand notes	—	—	8,886	8,886
Due 21 - 30 years:
Variable rate demand notes	—	—	6,885	6,885
Due 31 - 40 years:
Variable rate demand notes	—	—	2,004	2,004
Total	$252,173	$252,830	$545,771	$545,968

6.	FAIR VALUE OF CERTAIN FINANCIAL ASSETS AND LIABILITIES

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following tables present the fair value of the Company’s financial assets and liabilities that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

June 30, 2020	Level 1	Level 2	Level 3	Total
Cash	$556,197	$—	$—	$556,197
Money market funds	314,405	—	—	314,405
Certificates of deposit	—	6,859	—	6,859
Commercial paper	—	66,288	—	66,288
U.S. government agency securities	—	47,982	—	47,982
U.S. treasuries	—	182,425	—	182,425
Foreign currency derivatives	—	55	—	55
Total	$870,602	$303,609	$—	$1,174,211

Amounts included in:
Cash and cash equivalents	$870,602	$50,724	$—	$921,326
Short-term investments	—	250,753	—	250,753
Accounts receivable, net	—	197	—	197
Investments	—	2,077	—	2,077
Accrued liabilities	—	(142)	—	(142)
Total	$870,602	$303,609	$—	$1,174,211

December 31, 2019	Level 1	Level 2	Level 3	Total
Cash	$518,178	$—	$—	$518,178
Money market funds	191,131	—	—	191,131
Certificates of deposit	—	28,049	—	28,049
Commercial paper	—	96,867	—	96,867
Variable rate demand notes	—	21,680	—	21,680
Municipal securities	—	167,224	—	167,224
U.S. government agency securities	—	73,634	—	73,634
U.S. treasuries	—	247,162	—	247,162
Foreign currency derivatives	—	(687)	—	(687)
Total	$709,309	$633,929	$—	$1,343,238

Amounts included in:
Cash and cash equivalents	$709,309	$88,648	$—	$797,957
Short-term investments	—	533,063	—	533,063
Accounts receivable, net	—	329	—	329
Investments	—	12,905	—	12,905
Accrued liabilities	—	(1,016)	—	(1,016)
Total	$709,309	$633,929	$—	$1,343,238

All of the Company’s short-term and long-term investments are classified within Level 1 or Level 2 of the fair value hierarchy.  The Company’s valuation of its Level 1 investments, which include money market funds, is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments, which include municipal securities, commercial paper, certificates of deposit, VRDNs, U.S. treasuries and U.S. government agency securities, is based on other observable inputs, specifically a market approach which utilizes valuation models, pricing systems, mathematical tools and other relevant information for the same or similar securities. The Company’s valuation of its Level 2 foreign currency exchange contracts is based on quoted market prices of the same or similar instruments, adjusted for counterparty risk. There were no transfers between Level 1 and Level 2 measurements during the six-months ended June 30, 2020 or during the year-ended December 31, 2019, and there were no changes in the Company’s valuation techniques.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

7.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to foreign currency exchange rate risks related primarily to its foreign business operations. During the six-months ended June 30, 2020 and the year-ended December 31, 2019, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts of the Company that were outstanding as of June 30, 2020 have terms of one month or less. The Company does not enter into forward currency exchange contracts for speculation or trading purposes.

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

The notional amount and fair value of all outstanding foreign currency derivative instruments in the condensed consolidated balance sheets consist of the following at:

June 30, 2020
Derivatives not designated as
hedging instruments under	Notional	Fair
ASC 815-20	Amount	Value	Balance Sheet Location
Assets:
Foreign currency exchange contracts:
Receive USD/pay RUB	$8,914	$181	Accounts receivable, net
Receive USD/pay ZAR	988	7	Accounts receivable, net
Receive SGD/pay USD	2,793	5	Accounts receivable, net
Receive USD/pay COP	3,977	3	Accounts receivable, net
Receive USD/pay DKK	499	1	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive USD/pay GBP	$32,250	$(75)	Accrued liabilities
Receive RSD/pay USD	9,097	(36)	Accrued liabilities
Receive USD/pay AUD	9,850	(15)	Accrued liabilities
Receive EUR/pay USD	44,286	(10)	Accrued liabilities
Receive USD/pay NZD	2,766	(6)	Accrued liabilities

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

The net gains (losses) on derivative instruments in the condensed consolidated statements of income were as follows:

		Amount of gain (loss)
		recognized in income on
		derivatives
Derivatives not designated as	Location of gain (loss)	Three-months ended
hedging instruments under	recognized in income on	June 30,	June 30,
ASC 815-20	derivatives	2020	2019
Foreign currency exchange contracts	Interest and other (expense) income, net	$(2,235)	$935

		Amount of gain (loss)
		recognized in income on
		derivatives
Derivatives not designated as	Location of gain (loss)	Six-months ended
hedging instruments under	recognized in income on	June 30,	June 30,
ASC 815-20	derivatives	2020	2019
Foreign currency exchange contracts	Interest and other (expense) income, net	$4,058	$(153)

8.	INVENTORIES

Inventories consist of the following at:

	June 30,	December 31,
	2020	2019
Raw materials	$138,684	$134,885
Finished goods	201,852	225,846
	$340,536	$360,731

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

9.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at:

	June 30,	December 31,
	2020	2019
Land	$85,206	$78,275
Leasehold improvements	12,194	10,417
Furniture and fixtures	8,202	8,426
Office and computer equipment	22,936	22,766
Computer software	5,296	4,450
Equipment	194,882	214,293
Buildings	142,127	126,338
Vehicles	41,069	41,109
	511,912	506,074
Less: accumulated depreciation and amortization	(209,966)	(207,434)
	$301,946	$298,640

Total depreciation and amortization expense recorded was $12.3 million and $12.7 million for the three-months ended June 30, 2020 and 2019, respectively. Total depreciation and amortization expense recorded was $24.7 million and $24.6 million for the six-months ended June 30, 2020 and 2019, respectively.

10.         GOODWILL AND OTHER INTANGIBLE ASSETS

The following is a roll-forward of goodwill for the six-months ended June 30, 2020 and June 30, 2019 by reportable segment:

	Monster
	Energy®	Strategic
	Drinks	Brands	Other	Total
Balance at December 31, 2019	$693,644	$637,999	$—	$1,331,643
Acquisitions	—	—	—	—
Balance at June 30, 2020	$693,644	$637,999	$—	$1,331,643

	Monster
	Energy®	Strategic
	Drinks	Brands	Other	Total
Balance at December 31, 2018	$693,644	$637,999	$—	$1,331,643
Acquisitions	—	—	—	—
Balance at June 30, 2019	$693,644	$637,999	$—	$1,331,643

Intangible assets consist of the following at:

	June 30,	December 31,
	2020	2019
Amortizing intangibles	$66,953	$66,949
Accumulated amortization	(54,548)	(49,128)
	12,405	17,821
Non-amortizing intangibles	1,043,139	1,034,284
	$1,055,544	$1,052,105

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Amortizing intangibles primarily consist of customer relationships. All amortizing intangibles have been assigned an estimated finite useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives, generally five to seven years. Total amortization expense recorded was $2.5 million and $3.0 million for the three- months ended June 30, 2020 and 2019, respectively. Total amortization expense recorded was $5.4 million and $5.9 million for the six- months ended June 30, 2020 and 2019, respectively. The Company recorded impairment charges of $1.0 million and $4.0 million on a Strategic Brand trademark during the three- and six-months ended June 30, 2020, respectively.

The following is the future estimated amortization expense related to amortizing intangibles as of June 30, 2020:

2020 (excluding the six-months ended June 30, 2020)	$2,252
2021	4,429
2022	4,405
2023	1,111
2024	13
2025 and thereafter	195
$12,405

11.         DISTRIBUTION AGREEMENTS

In accordance with ASC 420, the Company expenses distributor termination costs in the period in which the written notification of termination occurs. The Company incurred termination costs of $0.2 million and $0.3 million for the three- months ended June 30, 2020 and 2019, respectively. The Company incurred termination costs of $0.2 million and $11.0 million for the six-months ended June 30, 2020 and 2019, respectively.

In the normal course of business, amounts received pursuant to new and/or amended distribution agreements entered into with certain bottlers/distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, are accounted for as deferred revenue and are recognized as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years. Revenue recognized was $10.5 million and $10.6 million for the three- months ended June 30, 2020 and 2019, respectively. Revenue recognized was $21.1 million and $24.8 million for the six-months ended June 30, 2020 and 2019, respectively.

12.         COMMITMENTS AND CONTINGENCIES

The Company had purchase commitments aggregating approximately $59.2 million at June 30, 2020, which represented commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms, but are generally satisfied within one year.

The Company had contractual obligations aggregating approximately $182.1 million at June 30, 2020, which related primarily to sponsorships and other marketing activities.

In February 2018, the working capital line limit for the Company’s credit facility with HSBC Bank (China) Company Limited, Shanghai Branch, was increased from $9.0 million to $15.0 million. At June 30, 2020, the interest rate on borrowings under the line of credit was 5.5%. As of June 30, 2020, the Company had no amounts outstanding on this line of credit.

Legal Proceedings

Litigation — From time to time in the normal course of business, the Company is named in litigation, including labor and employment matters, personal injury matters, consumer class actions, intellectual property matters and claims from prior distributors. Although it is not possible to predict the ultimate outcome of such litigation, based on the facts known to the Company, management believes that such litigation in aggregate will likely not have a material adverse effect on the Company’s financial position or results of operations.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, or in the amount of any related insurance reimbursements recorded. As of June 30, 2020, the Company’s consolidated balance sheet included accrued loss contingencies of approximately $17.5 million.

13.         ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss (income) by component, after tax, for the six-months ended June 30, 2020 and 2019 are as follows:

		Unrealized
	Currency	(Gains) Losses
	Translation	on Available-for-
	Losses (Gains)	Sale Securities	Total
Balance at December 31, 2019	$32,581	$(194)	$32,387
Other comprehensive loss (income) before reclassifications	21,555	(504)	21,051
Amounts reclassified from accumulated other comprehensive loss (income)	—	—	—
Net current-period other comprehensive loss (income)	21,555	(504)	21,051
Balance at June 30, 2020	$54,136	$(698)	$53,438

		Unrealized
	Currency	(Gains) Losses
	Translation	on Available-for-
	Losses (Gains)	Sale Securities	Total
Balance at December 31, 2018	$32,775	$89	$32,864
Other comprehensive loss (income) before reclassifications	(3,773)	(335)	(4,108)
Amounts reclassified from accumulated other comprehensive loss (income)	—	—	—
Net current-period other comprehensive loss (income)	(3,773)	(335)	(4,108)
Balance at June 30, 2019	$29,002	$(246)	$28,756

14.         TREASURY STOCK

On March 13, 2020, the Company’s Board of Directors authorized a new share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “March 2020 Repurchase Plan”). During the three- months ended June 30, 2020, the Company purchased 0.3 million shares of common stock at an average purchase price of $52.88 per share, for a total amount of $15.6 million (excluding broker commissions), under the March 2020 Repurchase Plan. Such shares are included in common stock in treasury in the accompanying condensed consolidated balance sheet at June 30, 2020. As of August 6, 2020, $441.5 million remained available for repurchase under the March 2020 Repurchase Plan.

During the three- months ended June 30, 2020, 3,231 shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $0.2 million. While such purchases are considered common stock repurchases, they are not counted as purchases against our authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying condensed consolidated balance sheet at June 30, 2020.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

15.         STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at June 30, 2020: (i) the Monster Beverage Corporation 2020 Omnibus Incentive Plan (the "2020 Omnibus Incentive Plan"), which includes the Monster Beverage Corporation Deferred Compensation Plan as a sub plan thereunder, and (ii) the Monster Beverage Corporation 2017 Compensation Plan for Non-Employee Directors, which includes the Monster Beverage Corporation Deferred Compensation Plan for Non-Employee Directors as a sub plan thereunder. The 2020 Omnibus Incentive Plan was approved by the Board of Directors on April 14, 2020 and approved by the stockholders of the Company at the annual meeting of the Company's stockholders held on June 3, 2020 (the "Effective Date"). The 2020 Omnibus Incentive Plan replaced the Monster Beverage Corporation 2011 Omnibus Incentive Plan (the "2011 Omnibus Incentive Plan").

The 2020 Omnibus Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other share-based awards up to an aggregate of 46,169,367 shares of the Company's common stock, comprised of 32,000,000 new shares of common stock reserved under the 2020 Omnibus Incentive Plan and 14,169,367 shares of common stock that were available for grant under the 2011 Omnibus Incentive Plan as of December 31, 2019. Shares authorized under the 2020 Omnibus Incentive Plan are reduced by one (1) share for options or stock appreciation rights granted under the 2020 Omnibus Incentive Plan and for any grants after December 31, 2019 under the 2011 Omnibus Incentive Plan, and by 2.6 shares for each share granted or issued with respect to a Full Value Award under either the 2020 Omnibus Incentive Plan or for any shares granted after December 31, 2019 under the 2011 Omnibus Incentive Plan. A "Full Value Award" is an award other than an incentive stock option, a non- qualified stock option, or a stock appreciation right, which is settled by the issuance of shares. Options granted under the 2020 Omnibus Incentive Plan may be incentive stock options under Section 422 of the Internal Revenue Code, as amended, or non-qualified stock options.

Shares previously granted under the 2011 Omnibus Incentive Plan after December 31, 2019 and prior to the Effective Date of the 2020 Omnibus Incentive Plan reduced the number of shares available for grant under the 2020 Omnibus Incentive Plan. As of June 30, 2020, 1,401,750 shares of the Company's common stock have been granted, net of cancellations, and 44,173,226 shares (as adjusted for Full Value Awards) of the Company's common stock remain available for grant under the 2020 Omnibus Incentive Plan.

The Compensation Committee of the Board of Directors (the "Compensation Committee") has sole and exclusive authority to grant stock awards to all employees who are not new hires and to all new hires who are subject to Section 16 of the Exchange Act. Each of the Compensation Committee and the Executive Committee of the Board of Directors (the "Executive Committee") independently has the authority to grant stock awards to new hires and employees receiving a promotion who are not Section 16 employees. Awards granted by the Executive Committee are not subject to approval or ratification by the Board of Directors or the Compensation Committee. Options granted under the 2020 Omnibus Incentive Plan generally vest over a three- to five-year period from the grant date and are generally exercisable up to 10 years after the grant date. Restricted stock units and performance share units granted under the 2020 Omnibus Incentive Plan generally vest over a three- or five-year period from the grant date.

The Company recorded $15.9 million and $15.6 million of compensation expense relating to outstanding options, restricted stock units and performance share units during the three- months ended June 30, 2020 and 2019, respectively. The Company recorded $33.0 million and $30.9 million of compensation expense relating to outstanding options, restricted stock units and performance share units during the six- months ended June 30, 2020 and 2019, respectively.

The tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options and vesting of restricted stock units and performance share units for the three- months ended June 30, 2020 and 2019 was $4.0 million and $3.8 million, respectively. The tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options and vesting of restricted stock units and performance share units for the six-months ended June 30, 2020 and 2019 was $5.7 million and $26.2 million, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted as of June 30, 2020 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2020*	2019*	2020		2019
Dividend yield	—	—	0.0%		0.0%
Expected volatility	—	—	30.5%		30.2%
Risk-free interest rate	—	—	0.7%		2.4%
Expected term	—	—	5.8	years	6.0	years

*No options were granted during the three-months ended June 30, 2020 and 2019.

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

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares (in	Price Per	Term (In	Aggregate
Options	thousands)	Share	years)	Intrinsic Value
Outstanding at January 1, 2020	14,941	$42.88	6.3	$308,884
Granted 01/01/20 - 03/31/20	1,027	$62.45
Granted 04/01/20 - 06/30/20	—	$—
Exercised	(1,177)	$37.24
Cancelled or forfeited	(46)	$51.93
Outstanding at June 30, 2020	14,745	$44.66	6.2	$363,570
Vested and expected to vest in the future at June 30, 2020	14,036	$44.02	6.1	$355,045
Exercisable at June 30, 2020	8,652	$37.13	5.0	$278,553

No options were granted during the three-months ended June 30, 2020 and 2019. The weighted-average grant-date fair value of options granted during the six-months ended June 30, 2020 and 2019 was $18.78 per share and $20.30 per share, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The total intrinsic value of options exercised during the three- months ended June 30, 2020 and 2019 was $25.3 million and $32.9 million, respectively. The total intrinsic value of options exercised during the six-months ended June 30, 2020 and 2019 was $36.2 million and $211.3 million, respectively.

Cash received from option exercises under all plans for the three- months ended June 30, 2020 and 2019 was $29.9 million and $46.0 million, respectively. Cash received from option exercises under all plans for the six-months ended June 30, 2020 and 2019 was $43.8 million and $81.1 million, respectively.

At June 30, 2020, there was $77.8 million of total unrecognized compensation expense related to non-vested options granted to employees under the Company’s stock-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.5 years.

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

The following table summarizes the Company’s activities with respect to non-vested restricted stock units and performance share units as follows:

		Weighted
	Number of	Average
	Shares (in	Grant-Date
	thousands)	Fair Value
Non-vested at January 1, 2020	825	$57.62
Granted 01/01/20 - 03/31/20[1]	392	$62.39
Granted 04/01/20 - 06/30/20	17	$71.72
Vested	(287)	$55.65
Forfeited/cancelled	(1)	$59.67
Non-vested at June 30, 2020	946	$60.45

1The grant activity for performance share units is recorded based on the target performance level earning 100% of target performance share units. The actual number of performance share units earned could range from 0% to 200% of target dependent on the pre-established performance goals.

The weighted-average grant-date fair value of restricted stock units granted during the three-months ended June 30, 2020 was $71.72 per share. The weighted-average grant-date fair value of restricted stock units granted during the three-months ended June 30, 2019 was $63.48 per share. No performance share units were granted during the three-months ended June 30, 2020 and 2019. The weighted-average grant-date fair value of restricted stock units and performance share units granted during the six-months ended June 30, 2020 was $62.78 per share. The weighted-average grant-date fair value of restricted stock units granted during the six-months ended June 30, 2019 was $59.79 per share. No performance share units were granted during the six- months ended June 30, 2019.

As of June 30, 2020, 0.8 million of restricted stock units and performance share units are expected to vest over their respective terms.

At June 30, 2020, total unrecognized compensation expense relating to non-vested restricted stock units and performance share units was $43.0 million, which is expected to be recognized over a weighted-average period of 2.7 years.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

16.         INCOME TAXES

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the six-months ended June 30, 2020:

Gross Unrecognized Tax
Benefits
Balance at December 31, 2019	$2,993
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior years	—
Decreases related to settlement with taxing authority	—
Balance at June 30, 2020	$2,993

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. As of June 30, 2020, the Company had approximately $0.4 million in accrued interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions, the resultant impact on the Company’s effective tax rate would not be significant. It is expected that any change in the amount of unrecognized tax benefits within the next 12 months will not be significant.

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

17.         EARNINGS PER SHARE

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations is presented below (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Weighted-average shares outstanding:
Basic	526,911	544,156	531,486	543,466
Dilutive	4,280	4,062	4,411	4,833
Diluted	531,191	548,218	535,897	548,299

For the three- months ended June 30, 2020 and 2019, options and awards outstanding totaling 4.7 million shares and 4.7 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive. For the six-months ended June 30, 2020 and 2019, options and awards outstanding totaling 4.9 million shares and 4.2 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

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

The net revenues derived from the Company’s reportable segments and other financial information related thereto for the three- and six-months ended June 30, 2020 and 2019 are as follows:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales:
Monster Energy® Drinks(1)	$1,027,686	$1,019,110	$2,020,140	$1,889,495
Strategic Brands	59,566	79,144	124,104	149,430
Other	6,644	5,791	11,749	11,112
Corporate and unallocated	—	—	—	—
	$1,093,896	$1,104,045	$2,155,993	$2,050,037

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating Income:
Monster Energy® Drinks(1) (2)	$453,388	$410,804	$864,528	$753,803
Strategic Brands	37,692	50,075	74,411	95,656
Other	1,626	1,119	2,412	2,021
Corporate and unallocated	(85,442)	(83,008)	(169,099)	(161,028)
	$407,264	$378,990	$772,252	$690,452

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Income before tax:
Monster Energy® Drinks(1) (2)	$453,418	$410,897	$864,596	$753,913
Strategic Brands	37,692	50,075	74,411	95,651
Other	1,626	1,124	2,412	2,026
Corporate and unallocated	(87,268)	(80,133)	(170,090)	(155,424)
	$405,468	$381,963	$771,329	$696,166

(1)	Includes $10.5 million and $10.6 million for the three-months ended June 30, 2020 and 2019, respectively, related to the recognition of deferred revenue. Includes $21.1 million and $24.8 million for the six-months ended June 30, 2020 and 2019, respectively, related to the recognition of deferred revenue.
(2)	Includes $0.2 million and $0.3 million for the three-months ended June 30, 2020 and 2019, respectively, related to distributor termination costs. Includes $0.2 million and $11.0 million for the six-months ended June 30, 2020 and 2019, respectively, related to distributor termination costs.

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Depreciation and amortization:
Monster Energy® Drinks	$9,322	$10,332	$18,974	$20,129
Strategic Brands	1,675	1,972	3,705	3,935
Other	1,194	1,157	2,358	2,313
Corporate and unallocated	2,574	2,168	5,053	4,122
	$14,765	$15,629	$30,090	$30,499

Corporate and unallocated expenses for the three- months ended June 30, 2020 include $56.5 million of payroll costs, of which $15.9 million was attributable to stock-based compensation expenses (see Note 15 “Stock-Based Compensation”), as well as $17.1 million attributable to professional service expenses, including accounting and legal costs, and $11.8 million of other operating expenses. Corporate and unallocated expenses for the three-months ended June 30, 2019 include $50.5 million of payroll costs, of which $15.6 million was attributable to stock-based compensation expenses (see Note 15 "Stock-Based Compensation"), as well as $18.4 million attributable to professional service expenses, including accounting and legal costs, and $14.1 million of other operating expenses.

Corporate and unallocated expenses for the six-months ended June 30, 2020 include $111.8 million of payroll costs, of which $33.0 million was attributable to stock-based compensation expenses (see Note 15 "Stock-Based Compensation"), as well as $33.5 million attributable to professional service expenses, including accounting and legal costs, and $23.8 million of other operating expenses. Corporate and unallocated expenses for the six-months ended June 30, 2019 include $100.9 million of payroll costs, of which $30.9 million was attributable to stock-based compensation expenses (see Note 15 "Stock-Based Compensation"), as well as $35.9 million attributable to professional service expenses, including accounting and legal costs, and $24.2 million of other operating expenses.

Coca-Cola Consolidated, Inc. accounted for approximately 13% of the Company’s net sales for both the three- months ended June 30, 2020 and 2019. Coca-Cola Consolidated, Inc. accounted for approximately 12% and 13% of the Company's net sales for the six- months ended June 30, 2020 and 2019, respectively.

Reyes Coca-Cola Bottling, LLC accounted for approximately 11% of the Company’s net sales for both the three- months ended June 30, 2020 and 2019. Reyes Coca-Cola Bottling, LLC accounted for approximately 11% of the Company's net sales for both the six-months ended June 30, 2020 and 2019.

Coca-Cola European Partners accounted for approximately 8% and 10% of the Company’s net sales for the three- months ended June 30, 2020 and 2019, respectively. Coca-Cola European Partners accounted for approximately 9% and 10% of the Company's net sales for the six- months ended June 30, 2020 and 2019, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Net sales to customers outside the United States amounted to $328.3 million and $343.3 million for the three- months ended June 30, 2020 and 2019, respectively. Such sales were approximately 30% and 31% of net sales for the three- months ended June 30, 2020 and 2019, respectively. Net sales to customers outside the United States amounted to $685.1 million and $627.3 million for the six-months ended June 30, 2020 and 2019, respectively. Such sales were approximately 32% and 31% of net sales for the six-months ended June 30, 2020 and 2019, respectively.

Goodwill and other intangible assets for the Company’s reportable segments as of June 30, 2020 and December 31, 2019 are as follows:

	June 30,	December 31,
	2020	2019
Goodwill and other intangible assets:
Monster Energy® Drinks	$1,397,016	$1,384,940
Strategic Brands	978,014	984,393
Other	12,157	14,415
Corporate and unallocated	—	—
	$2,387,187	$2,383,748

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

TCCC commissions, based on sales to the TCCC Subsidiaries and the TCCC Related Parties, were $10.7 million and $15.8 million for the three-months ended June 30, 2020 and 2019, respectively, and are included as a reduction to net sales. TCCC commissions, based on sales to the TCCC Subsidiaries and the TCCC Related Parties, were $22.1 million and $27.9 million for the six-months ended June 30, 2020 and 2019, respectively, and are included as a reduction to net sales.

TCCC commissions, based on sales to certain TCCC independent bottlers/distributors, were $5.4 million and $5.0 million for the three-months ended June 30, 2020 and 2019, respectively, and are included in operating expenses. TCCC commissions, based on sales to certain TCCC independent bottlers/distributors, were $9.8 million and $8.8 million for the six-months ended June 30, 2020 and 2019, respectively, and are included in operating expenses.

Net sales to the TCCC Subsidiaries for the three-months ended June 30, 2020 and 2019 were $14.2 million and $21.3 million, respectively. Net sales to the TCCC Subsidiaries for the six-months ended June 30, 2020 and 2019 were $33.6 million and $38.6 million, respectively.

The Company also purchases concentrates from TCCC which are then sold to certain of the Company’s bottlers/distributors. Concentrate purchases from TCCC were $6.5 million and $7.3 million for the three-months ended June 30, 2020 and 2019, respectively. Concentrate purchases from TCCC were $10.8 million and $13.9 million for the six-months ended June 30, 2020 and 2019, respectively.

Certain TCCC Subsidiaries also contract manufacture certain of the Company’s energy drinks. Such contract manufacturing expenses were $2.2 million and $4.4 million for the three- months ended June 30, 2020 and 2019, respectively. Such contract manufacturing expenses were $6.2 million and $8.9 million for the six-months ended June 30, 2020 and 2019, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Accounts receivable, accounts payable, accrued promotional allowances and accrued liabilities related to the TCCC Subsidiaries are as follows at:

	June 30,	December 31,
	2020	2019
Accounts receivable, net	$65,212	$21,670
Accounts payable	$(28,776)	$(18,217)
Accrued promotional allowances	$(4,057)	$(5,321)
Accrued liabilities	$(19,710)	$—

One director of the Company through certain trusts, and a family member of one director, are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the three-months ended June 30, 2020 and 2019 were $0.8 million and $0.3 million, respectively. Expenses incurred with such company in connection with promotional materials purchased during the six-months ended June 30, 2020 and 2019 were $1.5 million and $0.6 million, respectively.

In December 2018, the Company and a director of the Company entered into a 50-50 partnership that purchased land, and real property thereon, in Kona, Hawaii for the purpose of producing coffee products. The Company’s initial 50% contribution of $1.9 million was accounted for as an equity investment and is included in other assets (non-current) in the accompanying condensed consolidated balance sheet at June 30, 2020. During the three-months ended June 30, 2020, the Company recorded an equity loss of $0.2 million. During the six-months ended June 30, 2020, the Company recorded an equity loss of $0.2 million. As of June 30, 2020, the Company’s equity investment is $1.7 million and is included in other assets (non-current) in the accompanying condensed consolidated balance sheet.

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

The COVID – 19 Pandemic

The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, communities and business operations, as well as the global economy and financial markets. The human and economic consequences of the COVID-19 pandemic as well as the measures taken or that may be taken in the future by governments, and consequently businesses (including the Company and its suppliers, full service beverage bottlers/distributors (“bottlers/distributors”), co-packers and other service providers) and the public at large to limit the COVID-19 pandemic, has directly and indirectly impacted our business. The duration and severity of this impact will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the COVID-19 pandemic, the actions taken to limit its spread and the economic impact on local, regional, national and international markets. See the section entitled “Risk Factors” in Item 1A of this Quarterly Report.

We have been actively addressing the COVID-19 pandemic with a global task force team working to mitigate the potential impacts to our people and business.

Health and Safety of our Employees and Business Partners

From the beginning of the COVID-19 pandemic, our top priority has been the health, safety and well-being of our employees. Early in March 2020, we implemented global travel restrictions and work-from-home policies for employees who are able to work remotely. For those employees who are unable to work remotely, safety precautions have been instituted, which were developed and adopted in line with guidance from public health authorities and professional consultants. Currently, our offices have partially reopened in the U.S. and in certain countries, and generally, our field sales teams are working with our bottler/distributors and retailers subject to certain safety protocols. We are incredibly proud of the teamwork exhibited by our employees, co-packers and bottlers/distributors around the world who are ensuring the integrity of our supply chain.

Customer Demand

The COVID-19 pandemic had an adverse impact on our net and gross sales for the three- months ended June 30, 2020, due in part to certain of our bottlers/distributors reducing their inventory levels. However, we did see a sequential improvement in sales in the latter half of the quarter as certain countries and states began to gradually re-open.

Since mid-March 2020, we have seen a shift in consumer channel preferences and package configurations, including an increase in at-home consumption and a decrease in immediate consumption. Our sales in the second quarter of 2020 were initially adversely affected as a result of a decrease in foot traffic in the convenience and gas channel (which is our largest channel) but improved sequentially throughout the quarter. Our e-commerce, club store, mass merchandiser and grocery and related business continued to increase over the quarter, while our food service on-premise business, which is a small channel for the Company, remained challenged. The duration of these trends and the magnitude of such impacts on future periods cannot be precisely estimated at this time, as they are affected by a number of factors (many of which are outside our control).

A reduction in demand for our products or changes in consumer purchasing and consumption patterns, as well as continued economic uncertainty as a result of the COVID-19 pandemic, could adversely affect the financial conditions of retailers and consumers, resulting in reduced or canceled orders for our products, purchase returns and closings of retail or wholesale establishments or other locations in which our products are sold.

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

Overview

We develop, market, sell and distribute energy drink beverages and concentrates for energy drink beverages, primarily under the following brand names:

● Monster Energy®	● NOS®
● Monster Energy Ultra®	● Full Throttle®
● Monster Rehab®	● Burn®
● Monster MAXX®	● Mother®
● Java Monster®	● Nalu®
● Muscle Monster®	● Ultra Energy®
● Espresso Monster®	● Play® and Power Play® (stylized)
● Punch Monster®	● Relentless®
● Juice Monster®	● BPM®
● Monster Hydro®	● BU®
● Monster HydroSport Super Fuel®	● Gladiator®
● Monster Dragon Tea®	● Samurai®
● Caffé Monster®	● Live+®
● Reign Total Body Fuel®	● Predator®
● Reign Inferno® Thermogenic Fuel	● Fury®

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

During the three-months ended June 30, 2020, we continued to expand our existing energy drink portfolio by adding additional products to our portfolio in a number of countries and further developed our distribution markets. During the three-months ended June 30, 2020, we introduced the following new product:

●	Fury® Gold Strike

In the normal course of business, we discontinue certain products and/or product lines. Those products or product lines discontinued in the three-months ended June 30, 2020, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Certain of our 2020 launches were negatively impacted by the COVID-19 pandemic and we did not achieve planned distribution levels for these launches, in part due to certain retailers postponing implementation of their new planned spring schematics, which included our innovation products. We are executing plans with our bottlers/distributors to reprioritize recent innovation launches to maximize their distribution, particularly in the convenience and gas channel.

Net sales for the three-months ended June 30, 2020 were $1.09 billion. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $18.2 million for the three- months ended June 30, 2020.

The vast majority of our net sales are derived from our Monster Energy® Drinks segment. Net sales of our Monster Energy® Drinks segment were $1.03 billion for the three-months ended June 30, 2020.  Net sales of our Strategic Brands segment were $59.6 million for the three-months ended June 30, 2020. Our Monster Energy® Drinks segment represented 93.9% and 92.3% of our net sales for the three-months ended June 30, 2020 and 2019, respectively. Our Strategic Brands segment represented 5.4% and 7.2% of our net sales for the three-months ended June 30, 2020 and 2019, respectively. Our Other segment represented 0.7% and 0.5% of our net sales for the three-months ended June 30, 2020 and 2019, respectively.

Our growth strategy includes expanding our international business. Net sales to customers outside the United States were $328.3 million for the three-months ended June 30, 2020, a decrease of approximately $15.0 million, or 4.4% lower than net sales to customers outside of the United States of $343.3 million for the three-months ended June 30, 2019. Such sales were approximately 30% and 31% of net sales for the three-months ended June 30, 2020 and 2019, respectively. The COVID-19 pandemic had a material adverse impact on net sales to customers outside the U.S., primarily in EMEA, for the three-months ended June 30, 2020. In addition, to a lesser extent, the trading dispute between certain TCCC bottlers and a European buying group primarily in Western Europe resulted in the temporary delisting of certain  TCCC and Company products, which had an adverse impact on net sales in EMEA for the three-months ended June 30, 2020.

Our customers are primarily bottlers/distributors, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, drug stores, foodservice customers and the military. Percentages of our gross sales to our various customer types for the three- and six-months ended June 30, 2020 and 2019 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our bottlers/distributors in the United States. Such bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such bottlers’/distributors’ sales to their own customers.

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
U.S. full service bottlers/distributors	58%	58%	56%	58%
International full service bottlers/distributors	31%	33%	33%	33%
Club stores and mass merchandisers	9%	7%	9%	7%
Retail grocery, specialty chains and wholesalers	1%	1%	1%	1%
Other	1%	1%	1%	1%

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

Coca-Cola Consolidated, Inc. accounted for approximately 13% of the Company’s net sales for both the three- months ended June 30, 2020 and 2019. Coca-Cola Consolidated, Inc. accounted for approximately 12% and 13% of the Company's net sales for the six-months ended June 30, 2020 and 2019, respectively.

Reyes Coca-Cola Bottling, LLC accounted for approximately 11% of the Company’s net sales for both the three- months ended June 30, 2020 and 2019. Reyes Coca-Cola Bottling, LLC accounted for approximately 11% of the Company's net sales for both the six-months ended June 30, 2020 and 2019.

Coca-Cola European Partners accounted for approximately 8% and 10% of the Company’s net sales for the three- months ended June 30, 2020 and 2019, respectively. Coca-Cola European Partners accounted for approximately 9% and 10% of the Company's net sales for the six-months ended June 30, 2020 and 2019, respectively.

Results of Operations

The following table sets forth key statistics for the three- and six-months ended June 30, 2020 and 2019.

	Three-Months Ended		Percentage	Six-Months Ended		Percentage
(In thousands, except per share amounts)	June 30,		Change	June 30,		Change
	2020	2019	20 vs. 19	2020	2019	20 vs. 19
Net sales[1]	$1,093,896	$1,104,045	(0.9)%	$2,155,993	$2,050,037	5.2%
Cost of sales	434,427	442,762	(1.9)%	859,329	815,221	5.4%
Gross profit*[1]	659,469	661,283	(0.3)%	1,296,664	1,234,816	5.0%
Gross profit as a percentage of net sales	60.3%	59.9%		60.1%	60.2%

Operating expenses[2]	252,205	282,293	(10.7)%	524,412	544,364	(3.7)%
Operating expenses as a percentage of net sales	23.1%	25.6%		24.3%	26.6%

Operating income[1,2]	407,264	378,990	7.5%	772,252	690,452	11.8%
Operating income as a percentage of net sales	37.2%	34.3%		35.8%	33.7%

Interest and other (expense) income, net	(1,796)	2,973	(160.4)%	(923)	5,714	(116.2)%

Income before provision for income taxes[1,2]	405,468	381,963	6.2%	771,329	696,166	10.8%

Provision for income taxes	94,099	89,490	5.2%	181,125	142,208	27.4%

Income taxes as a percentage of income before taxes	23.2%	23.4%		23.5%	20.4%

Net income[1,2]	$311,369	$292,473	6.5%	$590,204	$553,958	6.5%
Net income as a percentage of net sales	28.5%	26.5%		27.4%	27.0%

Net income per common share:
Basic	$0.59	$0.54	9.9%	$1.11	$1.02	8.9%
Diluted	$0.59	$0.53	9.9%	$1.10	$1.01	9.0%

Case sales (in thousands)
(in 192-ounce case equivalents)	116,960	119,595	(2.2)%	232,559	220,879	5.3%

1Includes $10.5 million and $10.6 million for the three-months ended June 30, 2020 and 2019, respectively, related to the recognition of deferred revenue. Includes $21.1 million and $24.8 million for the six- months ended June 30, 2020 and 2019, respectively, related to the recognition of deferred revenue.

2Includes $0.2 million and $0.3 million for the three-months ended June 30, 2020 and 2019, respectively, of distributor termination costs. Includes $0.2 million and $11.0 million for the six- months ended June 30, 2020 and 2019, respectively, of distributor termination costs.

*Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses. We include out-bound freight and warehouse costs in operating expenses rather than in cost of sales.

Results of Operations for the Three-Months Ended June 30, 2020 Compared to the Three-Months Ended June 30, 2019.

Net Sales. Net sales were $1.09 billion for the three-months ended June 30, 2020, a decrease of approximately $10.1 million, or 0.9% lower than net sales of $1.10 billion for the three-months ended June 30, 2019. The COVID-19 pandemic had an adverse impact on net sales for the three-months ended June 30, 2020. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $18.2 million for the three-months ended June 30, 2020.

Net sales for the Monster Energy® Drinks segment were $1.03 billion for the three-months ended June 30, 2020, an increase of approximately $8.6 million, or 0.8% higher than net sales of $1.02 billion for the three-months ended June 30, 2019. The COVID-19 pandemic had an adverse impact on net sales of the Monster Energy® Drinks segment for the three-months ended June 30, 2020. Net changes in foreign currency exchange rates had an unfavorable impact on net sales for the Monster Energy® Drinks segment of approximately $16.8 million for the three-months ended June 30, 2020.

Net sales for the Strategic Brands segment were $59.6 million for the three-months ended June 30, 2020, a decrease of approximately $19.6 million, or 24.7% lower than net sales of $79.1 million for the three-months ended June 30, 2019. The COVID-19 pandemic had a material adverse impact on net sales of the Strategic Brands segment for the three-months ended June 30, 2020. The COVID-19 pandemic’s impact was more pronounced in the Strategic Brands segment, particularly in EMEA, as our larger revenue generating countries for this segment experienced extended lockdowns. Net changes in foreign currency exchange rates had an unfavorable impact on net sales for the Strategic Brands segment of approximately $1.4 million for the three-months ended June 30, 2020.

Net sales for the Other segment were $6.6 million for the three-months ended June 30, 2020, an increase of approximately $0.9 million, or 14.7% higher than net sales of $5.8 million for the three-months ended June 30, 2019.

Case sales, in 192-ounce case equivalents, were 117.0 million cases for the three-months ended June 30, 2020, a decrease of approximately 2.6 million cases or 2.2% lower than case sales of 119.6 million cases for the three-months ended June 30, 2019. The overall average net sales per case (excluding net sales of AFF Third-Party Products of $6.6 million and $5.8 million for the three-months ended June 30, 2020 and 2019, respectively, as these sales do not have unit case equivalents) increased to $9.30 for the three-months ended June 30, 2020, which was 1.2% higher than the average net sales per case of $9.18 for the three-months ended June 30, 2019. The increase in the average net sales per case was primarily the result of the decrease in net sales of the Strategic Brands segment, which has a lower net sales price per case than the Monster Energy® Drinks segment.

Gross Profit. Gross profit was $659.5 million for the three-months ended June 30, 2020, a decrease of approximately $1.8 million, or 0.3% lower than the gross profit of $661.3 million for the three-months ended June 30, 2019. The decrease in gross profit dollars was primarily the result of the $10.1 million decrease in net sales for the three-months ended June 30, 2020.

Gross profit as a percentage of net sales increased to 60.3% for the three-months ended June 30, 2020 from 59.9% for the three-months ended June 30, 2019. The increase for the three-months ended June 30, 2020 was primarily the result of product and geographical sales mix as well as reduced input costs.

Operating Expenses. Total operating expenses were $252.2 million for the three-months ended June 30, 2020, a decrease of approximately $30.1 million, or 10.7% lower than total operating expenses of $282.3 million for the three-months ended June 30, 2019. The decrease in operating expenses was primarily due to decreased expenditures of $19.8 million for sponsorship and endorsements and decreased expenditures of $10.1 million for travel and entertainment, each largely as a consequence of the COVID-19 pandemic. The costs for certain postponed or rescheduled events have been, or may be, deferred to future periods. Due to the uncertainty surrounding the COVID-19 pandemic, we are unable to estimate in which future periods, if any, such deferred sponsorship and endorsement costs will be recognized.  The decrease in operating expenses was partially offset by increased payroll expenses of $8.4 million (of which $0.4 million was related to an increase in stock-based compensation).

Operating Income. Operating income was $407.3 million for the three-months ended June 30, 2020, an increase of approximately $28.3 million, or 7.5% higher than operating income of $379.0 million for the three-months ended June 30, 2019. Operating income as a percentage of net sales increased to 37.2% for the three-months ended June 30, 2020 from 34.3% for the three-months ended June 30, 2019. Operating income was $61.1 million and $54.8 million for the three-months ended June 30, 2020 and 2019, respectively, for our operations in Europe, Middle East and Africa (“EMEA”), Asia Pacific and South America.

Operating income for the Monster Energy® Drinks segment, exclusive of corporate and unallocated expenses, was $453.4 million for the three-months ended June 30, 2020, an increase of approximately $42.6 million, or 10.4% higher than operating income of $410.8 million for the three-months ended June 30, 2019. The increase in operating income for the Monster Energy® Drinks segment was primarily the result of the $29.3 million decrease in operating expenses for the three-months ended June 30, 2020.

Operating income for the Strategic Brands segment, exclusive of corporate and unallocated expenses, was $37.7 million for the three-months ended June 30, 2020, a decrease of approximately $12.4 million, or 24.7% lower than operating income of $50.1 million for the three-months ended June 30, 2019. The decrease in operating income for the three-months ended June 30, 2020 was primarily the result of a decrease in net sales related to the COVID-19 pandemic.

Operating income for the Other segment, exclusive of corporate and unallocated expenses, was $1.6 million for the three-months ended June 30, 2020, an increase of approximately $0.5 million, or 45.3% higher than operating income of $1.1 million for the three-months ended June 30, 2019.

Interest and Other (Expense) Income, net. Interest and other non-operating (expense) income, net, was ($1.8) million for the three-months ended June 30, 2020, as compared to interest and other non-operating (expense) income, net, of $3.0 million for the three-months ended June 30, 2019. Foreign currency transaction losses were $1.5 million and $0.9 million for the three-months ended June 30, 2020 and 2019, respectively. Interest income was $0.9 million and $4.1 million for the three-months ended June 30, 2020 and 2019, respectively.

Provision for Income Taxes. Provision for income taxes was $94.1 million for the three-months ended June 30, 2020, an increase of $4.6 million, or 5.2% higher than the provision for income taxes of $89.5 million for the three-months ended June 30, 2019. The effective combined federal, state and foreign tax rate decreased to 23.2% from 23.4% for the three-months ended June 30, 2020 and 2019, respectively.

Net Income. Net income was $311.4 million for the three-months ended June 30, 2020, an increase of $18.9 million, or 6.5% higher than net income of $292.5 million for the three-months ended June 30, 2019. The increase in net income was primarily due to the $30.1 million decrease in operating expenses for the three-months ended June 30, 2020.

Results of Operations for the Six-Months Ended June 30, 2020 Compared to the Six-Months Ended June 30, 2019.

Net Sales. Net sales were $2.16 billion for the six-months ended June 30, 2020, an increase of approximately $106.0 million, or 5.2% higher than net sales of $2.05 billion for the six-months ended June 30, 2019. The COVID-19 pandemic had an adverse impact on net sales for the six-months ended June 30, 2020. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $28.6 million for the six-months ended June 30, 2020.

Net sales for the Monster Energy® Drinks segment were $2.02 billion for the six-months ended June 30, 2020, an increase of approximately $130.6 million, or 6.9% higher than net sales of $1.89 billion for the six-months ended June 30, 2019. Net sales for the Monster Energy® Drinks segment increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand as well as enhanced distribution and increased consumer demand for our Reign Total Body Fuel® high performance energy drinks. The COVID-19 pandemic had an adverse impact on net sales of the Monster Energy® Drinks segment for the six-months ended June 30, 2020. Net changes in foreign currency exchange rates had an unfavorable impact on net sales for the Monster Energy® Drinks segment of approximately $26.7 million for the six-months ended June 30, 2020.

Net sales for the Strategic Brands segment were $124.1 million for the three-months ended June 30, 2020, a decrease of approximately $25.3 million, or 16.9% lower than net sales of $149.4 million for the six-months ended June 30, 2019. The COVID-19 pandemic had a material adverse impact on net sales of the Strategic Brands segment for the six-months ended June 30, 2020.  The COVID-19 pandemic impact was more pronounced in the Strategic Brand segment, particularly in EMEA, as our largest revenue generating countries for this segment experienced extended lockdowns. Net changes in foreign currency exchange rates had an unfavorable impact on net sales for the Strategic Brands segment of approximately $1.9 million for the six-months ended June 30, 2020.

Net sales for the Other segment were $11.7 million for the six-months ended June 30, 2020, an increase of approximately $0.6 million, or 5.7% higher than net sales of $11.1 million for the six-months ended June 30, 2019.

Case sales, in 192-ounce case equivalents, were 232.6 million cases for the six-months ended June 30, 2020, an increase of approximately 11.7 million cases or 5.3% higher than case sales of 220.9 million cases for the six-months ended June 30, 2019. The overall average net sales per case (excluding net sales of AFF Third-Party Products of $11.7 million and $11.1 million for the six-months ended June 30, 2020 and 2019, respectively, as these sales do not have unit case equivalents) decreased to $9.22 for the six-months ended June 30, 2020, as compared to  net sales per case of $9.23 for the six-months ended June 30, 2019.

Gross Profit. Gross profit was $1.30 billion for the six-months ended June 30, 2020, an increase of approximately $61.8 million, or 5.0% higher than the gross profit of $1.23 billion for the six-months ended June 30, 2019. The increase in gross profit dollars was primarily the result of the $130.6 million increase in net sales of our Monster Energy® Drinks segment for the six-months ended June 30, 2020.

Gross profit as a percentage of net sales decreased to 60.1% for the six-months ended June 30, 2020 from 60.2% for the six-months ended June 30, 2019.

Operating Expenses. Total operating expenses were $524.4 million for the six-months ended June 30, 2020, a decrease of approximately $20.0 million, or 3.7% lower than total operating expenses of $544.4 million for the six-months ended June 30, 2019. The decrease in operating expenses was primarily due to decreased expenditures of $24.2 million for sponsorship and endorsements and decreased expenditures of $10.4 million for travel and entertainment, each largely as a consequence of the COVID-19 pandemic, as well as decreased expenditures of $10.8 million related to the costs associated with distributor terminations. The costs for certain postponed or rescheduled events have been, or may be, deferred to future periods. Due to the uncertainty surrounding the COVID-19 pandemic, we are unable to estimate in what future periods, if any, such deferred sponsorship and endorsement costs will be recognized. The decrease in operating expenses was partially offset by increased payroll expenses of $16.5 million (of which $2.1 million was related to an increase in stock-based compensation), increased out-bound freight and warehouse costs of $4.3 million, a $4.0 million Strategic Brand trademark impairment charge and increased expenditures of $4.2 million for premiums.

Operating Income. Operating income was $772.3 million for the six-months ended June 30, 2020, an increase of approximately $81.8 million, or 11.8% higher than operating income of $690.5 million for the six-months ended June 30, 2019. Operating income as a percentage of net sales increased to 35.8% for the six-months ended June 30, 2020 from 33.7% for the six-months ended June 30, 2019. Operating income was $132.8 million and $107.1 million for the six-months ended June 30, 2020 and 2019, respectively, for our operations in Europe, Middle East and Africa (“EMEA”), Asia Pacific and South America.

Operating income for the Monster Energy® Drinks segment, exclusive of corporate and unallocated expenses, was $864.5 million for the six-months ended June 30, 2020, an increase of approximately $110.7 million, or 14.7% higher than operating income of $753.8 million for the six-months ended June 30, 2019. The increase in operating income for the Monster Energy® Drinks segment was primarily the result of the $130.7 million increase in net sales of our Monster Energy® Drinks segment for the six-months ended June 30, 2020.

Operating income for the Strategic Brands segment, exclusive of corporate and unallocated expenses, was $74.4 million for the six-months ended June 30, 2020, a decrease of approximately $21.2 million, or 22.2% lower than operating income of $95.7 million for the six-months ended June 30, 2019. The decrease in operating income for the six-months ended June 30, 2020 was primarily the result of a decrease in net sales related to the COVID-19 pandemic.

Operating income for the Other segment, exclusive of corporate and unallocated expenses, was $2.4 million for the six-months ended June 30, 2020, an increase of approximately $0.4 million, or 19.4% higher than operating income of $2.0 million for the six-months ended June 30, 2019.

Interest and Other (Expense) Income, net. Interest and other non-operating (expense) income, net, was ($0.9) million for the six-months ended June 30, 2020, as compared to interest and other non-operating (expense) income, net, of $5.7 million for the six-months ended June 30, 2019. Foreign currency transaction losses were $4.4 million and $1.2 million for the six-months ended June 30, 2020 and 2019, respectively. Interest income was $5.7 million and $7.4 million for the six-months ended June 30, 2020 and 2019, respectively.

Provision for Income Taxes. Provision for income taxes was $181.1 million for the six-months ended June 30, 2020, an increase of $38.9 million, or 27.4% higher than the provision for income taxes of $142.2 million for the six-months ended June 30, 2019. The effective combined federal, state and foreign tax rate increased to 23.5% from 20.4% for the six-months ended June 30, 2020 and 2019, respectively. The increase in the effective tax rate was primarily attributable to a decrease in the equity compensation deduction.

Net Income. Net income was $590.2 million for the six-months ended June 30, 2020, an increase of $36.2 million, or 6.5% higher than net income of $554.0 million for the six-months ended June 30, 2019. The increase in net income was primarily due to the $61.8 million increase in gross profit and the $20.0 million decrease in operating expenses. The increase in net income was partially offset by an increase in the provision for income taxes of $38.9 million.

Non-GAAP Financial Measures

Three-Months Ended June 30, 2020 Compared to the Three-Months Ended June 30, 2019.

Gross Sales**. Gross sales were $1.27 billion for the three-months ended June 30, 2020, a decrease of approximately $12.2 million, or 0.9% lower than gross sales of $1.29 billion for the three-months ended June 30, 2019. The COVID-19 pandemic had an adverse impact on gross sales for the three-months ended June 30, 2020. Net changes in foreign currency exchange rates had an unfavorable impact on gross sales of approximately $21.6 million for the three-months ended June 30, 2020.

Gross sales for the Monster Energy® Drinks segment were $1.20 billion for the three-months ended June 30, 2020, an increase of approximately $9.7 million, or 0.8% higher than gross sales of $1.19 billion for the three-months ended June 30, 2019. The COVID-19 pandemic had an adverse impact on gross sales of the Monster Energy® Drinks segment for the three-months ended June 30, 2020. Net changes in foreign currency exchange rates had an unfavorable impact on gross sales for the Monster Energy® Drinks segment of approximately $20.1 million for the three-months ended June 30, 2020.

Gross sales of our Strategic Brands segment were $67.8 million for the three-months ended June 30, 2020, a decrease of $22.7 million, or 25.1% lower than gross sales of $90.5 million for the three-months ended June 30, 2019. The COVID-19 pandemic had a material adverse impact on gross sales of the Strategic Brands segment for the three-months ended June 30, 2020. The COVID-19 pandemic impact was more pronounced in the Strategic Brands segment, particularly in EMEA, as our larger revenue generating countries for this segment experienced extended lockdowns. Net changes in foreign currency exchange rates had an unfavorable impact on gross sales in the Strategic Brands segment of approximately $1.5 million for the three-months ended June 30, 2020.

Gross sales of our Other segment were $6.6 million for the three-months ended June 30, 2020, an increase of $0.9 million, or 14.7% higher than gross sales of $5.8 million for the three-months ended June 30, 2019.

Promotional allowances, commissions and other expenses, as described in the footnote below, were $180.4 million for the three-months ended June 30, 2020, a decrease of $2.0 million, or 1.1% lower than promotional allowances, commissions and other expenses of $182.4 million for the three-months ended June 30, 2019. Promotional allowances, commissions and other expenses as a percentage of gross sales were 14.2% for both the three-months ended June 30, 2020 and 2019, respectively.

Six-Months Ended June 30, 2020 Compared to the Six-Months Ended June 30, 2019.

Gross Sales**. Gross sales were $2.51 billion for the six-months ended June 30, 2020, an increase of approximately $133.5 million, or 5.6% higher than gross sales of $2.38 billion for the six-months ended June 30, 2019. The COVID-19 pandemic had an adverse impact on gross sales for the six-months ended June 30, 2020. Net changes in foreign currency exchange rates had an unfavorable impact on gross sales of approximately $32.8 million for the six-months ended June 30, 2020.

Gross sales for the Monster Energy® Drinks segment were $2.36 billion for the six-months ended June 30, 2020, an increase of approximately $161.6 million, or 7.4% higher than gross sales of $2.20 billion for the six-months ended June 30, 2019. Gross sales for the Monster Energy® Drinks segment increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand as well as enhanced distribution and increased consumer demand for our Reign Total Body Fuel® high performance energy drinks. The COVID-19 pandemic had an adverse impact on gross sales of the Monster Energy® Drinks segment for the six-months ended June 30, 2020. Net changes in foreign currency exchange rates had an unfavorable impact on gross sales for the Monster Energy® Drinks segment of approximately $30.9 million for the six-months ended June 30, 2020.

Gross sales of our Strategic Brands segment were $141.2 million for the six-months ended June 30, 2020, a decrease of $28.7 million, or 16.9% lower than gross sales of $170.0 million for the six-months ended June 30, 2019. The COVID-19 pandemic had a material adverse impact on gross sales of the Strategic Brands segment for the six-months ended June 30, 2020. The COVID-19 pandemic impact was more pronounced in the Strategic Brands segment, particularly in EMEA, as our larger revenue generating countries for this segment experienced extended lockdowns. Net changes in foreign currency exchange rates had an unfavorable impact on gross sales in the Strategic Brands segment of approximately $1.9 million for the six-months ended June 30, 2020.

Gross sales of our Other segment were $11.7 million for the six-months ended June 30, 2020, an increase of $0.6 million, or 5.7% higher than gross sales of $11.1 million for the six-months ended June 30, 2019.

Promotional allowances, commissions and other expenses, as described in the footnote below, were $354.3 million for the six-months ended June 30, 2020, an increase of $27.8 million, or 8.4% higher than promotional allowances, commissions and other expenses of $326.8 million for the six-months ended June 30, 2019. Promotional allowances, commissions and other expenses as a percentage of gross sales increased to 14.1% from 13.8% for the six-months ended June 30, 2020 and 2019, respectively.

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

The following table reconciles the non-GAAP financial measure of gross sales with the most directly comparable GAAP financial measure of net sales:

	Three-Months Ended		Percentage	Six-Months Ended		Percentage
	June 30,		Change	June 30,		Change
(In thousands)	2020	2019	20 vs. 19	2020	2019	20 vs. 19
Gross sales, net of discounts and returns	$1,274,277	$1,286,436	(0.9)%	$2,510,337	$2,376,862	5.6%
Less: Promotional allowances, commissions and other expenses***	180,381	182,391	(1.1)%	354,344	326,825	8.4%
Net Sales	$1,093,896	$1,104,045	(0.9)%	$2,155,993	$2,050,037	5.2%

***Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the presentation thereof does not conform to GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances primarily include consideration given to our bottlers/distributors or retail customers including, but not limited to the following: (i) discounts granted off list prices to support price promotions to end-consumers by retailers; (ii) reimbursements given to our bottlers/distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (iii) our agreed share of fees given to bottlers/distributors and/or directly to retailers for advertising, in-store marketing and promotional activities; (iv) our agreed share of slotting, shelf space allowances and other fees given directly to retailers, club stores and/or wholesalers; (v) incentives given to our bottlers/distributors and/or retailers for achieving or exceeding certain predetermined sales goals; (vi) discounted or free products; (vii) contractual fees given to our bottlers/distributors related to sales made by us direct to certain customers that fall within the bottlers’/distributors’ sales territories; and (viii) certain commissions paid based on sales to our bottlers/distributors. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. Promotional and other allowances constitute a material portion of our marketing activities. Our promotional allowance programs with our numerous bottlers/distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year. The primary drivers of our promotional and other allowance activities for the three-months ended June 30, 2020 and 2019 were (i) to increase sales volume and trial, (ii) to address market conditions, and (iii) to secure shelf and display space at retail.

Sales

The table below discloses selected quarterly data regarding sales for the three- and six-months ended June 30, 2020 and 2019, respectively. Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

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

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
(In thousands, except average net sales per case)	2020	2019	2020	2019
Net sales	$1,093,896	$1,104,045	$2,155,993	$2,050,037
Less: AFF third-party sales	(6,644)	(5,791)	(11,749)	(11,112)
Adjusted net sales[1]	$1,087,252	$1,098,254	$2,144,244	$2,038,925
Case sales by segment:
Monster Energy® Drinks	101,046	98,821	199,298	182,296
Strategic Brands	15,914	20,774	33,261	38,583
Other	—	—	—	—
Total case sales	116,960	119,595	232,559	220,879
Average net sales per case	$9.30	$9.18	$9.22	$9.23

1Excludes Other segment net sales of $6.6 million and $5.8 million for the three-months ended June 30, 2020 and 2019, respectively, comprised of net sales of AFF Third-Party Products to independent third-party customers, as these sales do not have unit case equivalents. Excludes Other segment net sales of $11.7 million and $11.1 million for the six-months ended June 30, 2020 and 2019, respectively, comprised of net sales of AFF Third-Party Products to independent third-party customers, as these sales do not have unit case equivalents.

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Our Business” for additional information related to the increase in sales.

Liquidity and Capital Resources

Cash and cash equivalents, short-term and long-term investments. We believe that cash available from operations, including our cash resources and access to credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of capital assets, purchases of equipment, purchases of real property and purchases of shares of our common stock, through at least the next 12 months. Our sources and uses of cash were not materially impacted by the COVID-19 pandemic in the six-months ended June 30, 2020 and, to date, we have not identified any material liquidity deficiencies as a result of the COVID-19 pandemic. Based on the information currently available to us, we do not expect the impact of the COVID-19 pandemic to have a material impact on our liquidity. We will continue to monitor and assess the impact the COVID-19 pandemic may have on our business, financial condition and/or operating results.

At June 30, 2020, we had $921.3 million in cash and cash equivalents, $250.8 million in short-term investments and $2.1 million in long-term investments. We have historically invested these amounts in U.S. treasuries, U.S. government agency securities, municipal securities, commercial paper, certificates of deposit, variable rate demand notes and money market funds meeting certain criteria. At this time, we no longer invest these amounts in municipal securities. We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical organizations) in selecting and maintaining our investments. We regularly assess market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Based on our current plans, at this time we estimate that capital expenditures (exclusive of common stock repurchases) are likely to be less than $150.0 million through June 30, 2021. However, future business opportunities may cause a change in this estimate.

Cash flows provided by operating activities. Cash provided by operating activities was $440.5 million for the six-months ended June 30, 2020, as compared with cash provided by operating activities of $454.8 million for the six-months ended June 30, 2019.

For the six-months ended June 30, 2020, cash provided by operating activities was primarily attributable to net income earned of $590.2 million and adjustments for certain non-cash expenses, consisting of $33.0 million of stock-based compensation, $32.1 million of depreciation and amortization and $4.0 million of intangible asset impairment. For the six-months ended June 30, 2020, cash provided by operating activities also increased due to a $31.7 million increase in accrued liabilities, a $14.2 million decrease in inventories, an $8.3 million increase in income tax payable,  a $7.2 million decrease in prepaid income taxes  and a $3.1 million increase in accrued promotional allowance. For the six-months ended June 30, 2020, cash used in operating activities was primarily attributable to a $231.8 million increase in accounts receivable, a $23.4 million increase in prepaid expenses and other assets, a $10.9 million decrease in accrued compensation, a $10.4 million decrease in deferred revenue and a $6.8 million decrease in accounts payable.

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

Cash flows provided by (used in) investing activities. Cash provided by investing activities was $250.7 million for the six-months ended June 30, 2020 as compared to cash used in investing activities of $56.0 million for the six-months ended June 30, 2019.

For both the six-months ended June 30, 2020 and 2019, cash provided by investing activities was primarily attributable to sales of available-for-sale investments. For both the six-months ended June 30, 2020 and 2019, cash used in investing activities was primarily attributable to purchases of available-for-sale investments. For both the six-months ended June 30, 2020 and 2019, cash used in investing activities also included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software, equipment used for sales and administrative activities, certain leasehold improvements, as well as acquisitions of and/or improvements to real property. We expect to continue to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, leasehold improvements, the acquisition of capital equipment (specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products) to develop our brand in international markets and for other corporate purposes. From time to time, we may also use cash to purchase additional real property related to our beverage business and/or acquire compatible businesses.

Cash flows used in financing activities. Cash used in financing activities was $553.6 million for the six-months ended June 30, 2020 as compared to cash used in financing activities of $151.4 million for the three-months ended June 30, 2019. The cash used in financing activities for both the six-months ended June 30, 2020 and 2019 was primarily the result of the repurchases of our common stock. The cash provided by financing activities for both the six-months ended June 30, 2020, and 2019 was primarily attributable to the issuance of our common stock under our stock-based compensation plans.

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

Of our $921.3 million of cash and cash equivalents held at June 30, 2020, $418.0 million was held by our foreign subsidiaries. No short-term or long-term investments were held by our foreign subsidiaries at June 30, 2020.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of June 30, 2020:

	Payments due by period (in thousands)
		Less than	1-3	3-5	More than
Obligations	Total	1 year	years	years	5 years

Contractual Obligations[1]	$182,092	$136,681	$43,716	$1,695	$—
Finance Leases	1,840	1,840	—	—	—
Operating Leases	25,314	3,664	5,648	3,760	12,242
Purchase Commitments[2]	59,175	59,175	—	—	—
	$268,421	$201,360	$49,364	$5,455	$12,242

1Contractual obligations include our obligations related to sponsorships and other commitments.

2Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms, but are generally satisfied within one year.

In addition, approximately $3.0 million of unrecognized tax benefits have been recorded as liabilities as of June 30, 2020. It is expected that the amount of unrecognized tax benefits will not significantly change within the next 12 months. As of June 30, 2020, we had $0.4 million of accrued interest and penalties related to unrecognized tax benefits.

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

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside our control, and involve a number of risks, uncertainties and other factors, that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

●	The human and economic consequences of the COVID-19 pandemic, as well as the measures taken or that may be taken in the future by governments, and consequently, businesses (including the Company and its suppliers, bottlers/ distributors, co-packers and other service providers) and the public at large to limit the COVID-19 pandemic;
●	The slowing of growth and/or decline in sales of the domestic and international energy drink categories generally, including the convenience and gas channel (which is our largest channel) and food-service on-premise, and the impact on demand for our products resulting from deteriorating economic conditions and financial uncertainties due to the COVID-19 pandemic;
●	The impact of temporary plant closures, production slowdowns and disruptions in operations experienced by our suppliers, bottlers/distributors and/or co-packers as a result of the COVID-19 pandemic, including any material disruptions on the production and distribution of our products;
●	The impact of the reduction in our sponsorship and endorsement activities as well as our sampling activities as a result of COVID-19 on our future sales and market share;
●	We have extensive commercial arrangements with TCCC and, as a result, our future performance is substantially dependent on the success of our relationship with TCCC;
●	The impact of TCCC’s bottlers/distributors distributing Coca-Cola brand energy drinks and possible reductions in the number of our SKUs carried by such bottlers/distributors and/or such bottlers/distributors imposing limitations on distributing new product SKUs;
●	Closures of, and continued restrictions on, on-premise retailers and other establishments which sell our products as the result of the COVID-19 pandemic;
●	The limitation or reduction by our suppliers, bottlers/distributors and/or co-packers of their activities and/or operations during the COVID-19 pandemic;
●	The impact of the COVID-19 pandemic on our product sampling programs;
●	The effect of TCCC being one of our significant shareholders and the potential divergence of TCCC’s interests from those of our other shareholders;
●	Our ability to maintain relationships with TCCC system bottlers/distributors and manage their ongoing commitment to focus on our products;
●	Disruption in distribution channels and/or decline in sales due to the termination and/or insolvency of existing and/or new domestic and/or international bottlers/distributors;
●	Lack of anticipated demand for our products in domestic and/or international markets;
●	Fluctuations in the inventory levels of our bottlers/distributors, planned or otherwise, and the resultant impact on our revenues;
●	Unfavorable regulations, including taxation requirements, age restrictions imposed on the sale, purchase, or consumption of our products, marketing restrictions, product registration requirements, tariffs, trade restrictions, container size limitations and/or ingredient restrictions;

●	The effect of inquiries from, and/or actions by, state attorneys general, the Federal Trade Commission (the “FTC”), the Food and Drug Administration (the “FDA”), municipalities, city attorneys, other government agencies, quasi-government agencies, government officials (including members of U.S. Congress) and/or analogous central and local agencies and other authorities in the foreign countries in which our products are manufactured and/or distributed, into the advertising, marketing, promotion, ingredients, sale and/or consumption of our energy drink products, including voluntary and/or required changes to our business practices;
●	Our ability to comply with laws, regulations and evolving industry standards regarding consumer privacy and data use and security, including with respect to the General Data Protection Regulation and the California Privacy Act of 2018;
●	Our ability to achieve profitability from certain of our operations outside the United States;
●	Our ability to manage legal and regulatory requirements in foreign jurisdictions, potential difficulties in staffing and managing foreign operations and potentially higher incidence of fraud or corruption and credit risk of foreign customers and/or bottlers/distributors;
●	Our ability to produce our products in international markets in which they are sold, thereby reducing freight costs and/or product damages;
●	Our ability to absorb, reduce or pass on to our bottlers/distributors increases in freight costs;
●	Our ability to effectively manage our inventories and/or our accounts receivables;
●	Our foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities denominated in currencies other than the U.S. dollar, which will continue to increase as foreign sales increase;
●	Uncertainties surrounding the United Kingdom’s departure from the European Union (or “Brexit”);
●	Changes in accounting standards may affect our reported profitability;
●	Implications of the Organization for Economic Cooperation and Development’s base erosion and profit shifting project;
●	Any proceedings which may be brought against us by the Securities and Exchange Commission (the “SEC”), the FDA, the FTC or other governmental agencies or bodies;
●	The outcome and/or possibility of future shareholder derivative actions or shareholder securities litigation that may be filed against us and/or against certain of our officers and directors, and the possibility of other private shareholder litigation;
●	The outcome of product liability or consumer fraud litigation and/or class action litigation (or its analog in foreign jurisdictions) regarding the safety of our products and/or the ingredients in and/or claims made in connection with our products and/or alleging false advertising, marketing and/or promotion, and the possibility of future product liability and/or class action lawsuits;
●	Exposure to significant liabilities due to litigation, legal or regulatory proceedings;
●	Intellectual property injunctions;
●	Unfavorable resolution of tax matters;
●	Uncertainty and volatility in the domestic and global economies, including risk of counterparty default or failure;
●	Our ability to address any significant deficiencies or material weakness in our internal controls over financial reporting;
●	Our ability to continue to generate sufficient cash flows to support our expansion plans and general operating activities;
●	Decreased demand for our products resulting from changes in consumer preferences, obesity and other perceived health concerns, including concerns relating to certain ingredients in our products or packaging, product safety concerns and/or from decreased consumer discretionary spending power;
●	Adverse publicity surrounding obesity and health concerns related to our products, water usage, environmental impact, human rights and labor and workplace laws;
●	Changes in demand that are weather related and/or for other reasons, including changes in product category consumption and changes in cost and availability of certain key ingredients, as well as disruptions to the supply chain, as a result of climate change and extreme weather conditions;
●	The impact of unstable political conditions, civil unrest, large scale terrorist acts, the outbreak or escalation of armed hostilities, major natural disasters and extreme weather conditions, or widespread outbreaks of infectious diseases;
●	The impact on our business of competitive products and pricing pressures and our ability to gain or maintain our share of sales in the marketplace as a result of actions by competitors, including unsubstantiated and/or misleading claims, false advertising claims and tortious interference, as well as competitors selling misbranded products;
●	The impact on our business of trademark and trade dress infringement proceedings brought against us relating to our brands, including our Reign Total Body Fuel® high performance energy drinks, which could result in an injunction barring us from selling certain of our products and/or require changes to be made to our current trade dress;
●	Our ability to introduce new products and the impact of the COVID-19 pandemic on our innovation activities;
●	Our ability to implement and/or maintain price increases;
●	An inability to achieve volume growth through product and packaging initiatives;

●	Our ability to sustain the current level of sales and/or achieve growth for our Monster Energy® brand energy drinks and/or our other products, including our Strategic Brands;
●	The impact of criticism of our energy drink products and/or the energy drink market generally and/or legislation enacted (whether as a result of such criticism or otherwise) that restricts the marketing or sale of energy drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limits caffeine content in beverages, requires certain product labeling disclosures and/or warnings, imposes excise and/or sales taxes, limits product sizes and/or imposes age restrictions for the sale of energy drinks;
●	Our ability to comply with and/or resulting lower consumer demand for energy drinks due to proposed and/or future U.S. federal, state and local laws and regulations and/or proposed or existing laws and regulations in certain foreign jurisdictions and/or any changes therein, including changes in taxation requirements (including tax rate changes, new tax laws, new and/or increased excise, sales and/or other taxes on our products and revised tax law interpretations) and environmental laws, as well as the Federal Food, Drug, and Cosmetic Act and regulations or rules made thereunder or in connection therewith by the FDA, as well as changes in any other food, drug or similar laws in the United States and internationally, especially those changes that may restrict the sale of energy drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limit caffeine content in beverages, require certain product labeling disclosures and/or warnings, impose excise taxes, impose sugar taxes, limit product sizes, or impose age restrictions for the sale of energy drinks, as well as laws and regulations or rules made or enforced by the Bureau of Alcohol, Tobacco, Firearms and Explosives and/or the FTC or their foreign counterparts;
●	Our ability to satisfy all criteria set forth in any model energy drink guidelines, including, without limitation, those adopted by the American Beverage Association, of which the Company is a member, and/or any international beverage association and the impact on the Company of such guidelines;
●	Disruptions in the timely import or export of our products and/or ingredients due to port strikes and related labor issues;
●	The effect of unfavorable or adverse public relations, press, articles, comments and/or media attention;
●	Changes in the cost, quality and availability of containers, packaging materials, aluminum, the Midwest and other premiums, raw materials and other ingredients and juice concentrates, and our ability to obtain and/or maintain favorable supply arrangements and relationships and procure timely and/or sufficient production of all or any of our products to meet customer demand;
●	Any shortages that may be experienced in the procurement of containers and/or other raw materials including, without limitation, aluminum cans generally, PET containers used for our Monster Hydro® energy drinks and 24-ounce aluminum cap cans;
●	The impact on our cost of sales of corporate activity among the limited number of suppliers from whom we purchase certain raw materials;
●	Our ability to pass on to our customers all or a portion of any increases in the costs of raw materials, ingredients, commodities and/or other cost inputs affecting our business;
●	Our ability to achieve both internal domestic and international forecasts, which may be based on projected volumes and sales of many product types and/or new products, certain of which are more profitable than others; there can be no assurance that we will achieve projected levels of sales as well as forecasted product and/or geographic mixes;
●	Our ability to penetrate new domestic and/or international markets and/or gain approval or mitigate the delay in securing approval for the sale of our products in various countries;
●	The effectiveness of sales and/or marketing efforts by us and/or by the bottlers/distributors of our products, most of whom distribute products that may be regarded as competitive with our products;
●	Unilateral decisions by bottlers/distributors, buying groups, convenience chains, grocery chains, mass merchandisers, specialty chain stores, club stores and other customers to discontinue carrying all or any of our products that they are carrying at any time, restrict the range of our products they carry and/or devote less resources to the sale of our products;
●	The impact of the trading dispute between TCCC and a European buying group primarily in Western Europe, which has resulted in the temporary delisting of certain TCCC and Company products;
●	The effects of retailer consolidation on our business and our ability to successfully adapt to the rapidly changing retail landscape;
●	The costs and/or effectiveness, now or in the future, of our advertising, marketing and promotional strategies;
●	The success of our sports marketing, social media and other general marketing endeavors both domestically and internationally;
●	Our ability to successfully adapt to the changing landscape of advertising, marketing, promotional, sponsorship and endorsement opportunities created by the COVID-19 pandemic;
●	Unforeseen economic and political changes and local or international catastrophic events;
●	Possible recalls of our products and/or defective production;

●	Our ability to make suitable arrangements and/or procure sufficient capacity for the co-packing of any of our products both domestically and internationally, the timely replacement of discontinued co-packing arrangements and/or limitations on co-packing availability, including for retort production;
●	Our ability to make suitable arrangements for the timely procurement of non-defective raw materials;
●	Our inability to protect and/or the loss of our intellectual property rights and/or our inability to use our trademarks, trade names or designs and/or trade dress in certain countries;
●	Volatility of stock prices which may restrict stock sales, stock purchases or other opportunities as well as negatively impact the motivation of equity award grantees;
●	Provisions in our organizational documents and/or control by insiders which may prevent changes in control even if such changes would be beneficial to other stockholders;
●	The failure of our bottlers and/or co-packers to manufacture our products on a timely basis or at all;
●	The impact of any reductions in productivity and disruptions to our business routines while most office-based employees of the Company work remotely;
●	Any disruption in and/or lack of effectiveness of our information technology systems, including a breach of cyber security, that disrupts our business or negatively impacts customer relationships, as well as cybersecurity incidents involving data shared with third parties; and
●	Recruitment and retention of senior management, other key employees and our employee base in general.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three-months ended June 30, 2020 compared with the disclosures in Part II, Item 7A of our Form 10-K.

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

Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to the Notes to Condensed Consolidated Financial Statements - Note 12. Commitments and Contingencies: Legal Proceedings in Part I, Item 1, of this Quarterly Report on Form 10-Q.

ITEM 1A.     RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and the condensed consolidated financial statements and related notes, you should carefully consider the risks discussed in “Part I, Item 1A – Risk Factors” in our Form 10-K, as updated and supplemented in “Part II, Item 1A – Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and as further updated and supplemented below. If any of these risks actually occur or continue to occur, our business, reputation, financial condition and/or operating results could be materially adversely affected. The risk factors summarized below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, reputation, financial condition and/or operating results.

The COVID-19 pandemic has had, and we expect will continue to have, certain negative impacts on our business and operations, and such impacts may have a material adverse effect on our business and results of operations.

The current COVID-19 pandemic has presented and continues to present a substantial public health and economic challenge around the world and is affecting our employees, communities and business operations, as well as the global economy and financial markets. The human and economic consequences of the COVID-19 pandemic as well as the measures taken or that may be taken in the future by governments, businesses (including the Company and our suppliers, bottlers/distributors, co-packers and other service providers) and the public at large to limit the COVID-19 pandemic, have and will directly and indirectly impact our business and results of operations, including, without limitation, the following:

●	We have experienced decreases in sales of our products in many of our markets around the world that have been affected by the COVID-19 pandemic. While some of the restrictions imposed as a result of the initial COVID-19 outbreak have been lifted or eased in many jurisdictions as the rates of COVID-19 infections have decreased or stabilized, resurgence of the COVID-19 pandemic in some markets has slowed or reversed the reopening process. If the COVID-19 pandemic and related unfavorable economic conditions continue to intensify, the negative impact on our sales, including our new product innovation launches, could be prolonged and may become more severe. While we experienced increased sales through e-commerce retailers and an increased demand for multi-packs in the 2020 second quarter, such increases did not fully offset the decreased sales we experienced in the early part of the 2020 second quarter in other channels, such as the convenience and gas channel (which is our largest channel) and food-service on-premise. If we are unable to successfully capitalize on the increased demand through e-commerce retailers, our ability to gain or maintain our share of sales in the marketplace may be adversely impacted.

●	Deteriorating economic conditions and continued financial uncertainties in many of our major markets due to the COVID-19 pandemic, such as increased and prolonged unemployment, decreases in per capita income and the level of disposable income, declines in consumer confidence, or economic slowdowns or recessions, could affect consumer purchasing power and consumers’ ability to purchase our products, thereby reducing demand for our products. In addition, public concern among consumers regarding the risk of contracting COVID-19 may also reduce demand for our products.

●	The closures of, and continued restrictions on, on-premise retailers and other establishments that sell our products as a result of the COVID-19 pandemic have adversely impacted and may continue to adversely impact our sales and results of operations.

●	Our advertising, marketing, promotional, sponsorship and endorsement activities have been, and will continue to be, disrupted by reduced opportunities for such activities due to measures taken to limit the spread of the COVID-19 pandemic and the cancellations of sporting events, concerts and other events may result in decreased demand for our products. Our product sampling programs, which are part of our strategy to develop brand awareness, have been, and will continue to be, disrupted by the COVID-19 pandemic. If we are unable to successfully adapt to the changing landscape of advertising, marketing, promotional, sponsorship and endorsement opportunities created by the COVID-19 pandemic, our sales, market share, volume growth and overall financial results could be negatively affected.

●	Our innovation activities, including our ability to introduce new products in certain markets, have been delayed and/or adversely impacted by the COVID-19 pandemic. If such innovation activities are disrupted and we continue to delay the launch of new products and/or we are unable to secure sufficient distribution levels for such new products, our business and results of operations could be adversely affected.

●	Some of our suppliers, bottlers/distributors and co-packers may experience plant closures, production slowdowns and disruptions in operations as a result of the impact of the COVID-19 pandemic. This could result in a disruption to our operations.

●	We may experience delays in the sourcing of certain raw materials as a result of shipping delays due to, among other things, additional safety requirements imposed by port authorities, closures of or congestion at ports, reduced availability of commercial transportation, border restrictions and capacity constraints.

●	We rely on relationships with third parties for cloud data storage and other information technology services for certain functions or for services in support of our operations. These third parties are subject to risks and uncertainties related to the COVID-19 pandemic, which may interfere with their ability to fulfill their respective commitments and responsibilities to us in a timely manner and in accordance with the agreed-upon terms.

●	As a result of the COVID-19 pandemic, including related governmental measures, restrictions, directives and guidance, we have required most of our office-based employees to work remotely. We may experience reductions in productivity and disruptions to our business routines while our remote work policy remains in place. If our employees working remotely do not maintain appropriate measures to mitigate potential risks to our technology and operations from information technology-related disruptions, we may face cybersecurity threats. Employees of our third-party service providers who are working remotely, with whom we may share data, are subject to similar cybersecurity risks.

●	Governmental authorities at the U.S. federal, state and/or municipal level and in certain foreign jurisdictions may increase or impose new income taxes, indirect taxes or other taxes or revise interpretations of existing tax rules and regulations as a means of financing the costs of stimulus or may take other measures to protect populations and economies from the impact of the COVID-19 pandemic. Increases in direct and indirect tax rates could affect our net income, and increases in consumer taxes could affect our products’ affordability and reduce our sales.

●	We may be required to record significant impairment charges with respect to goodwill or intangible assets whose fair values may be negatively affected by the effects of the COVID-19 pandemic.

●	The continued financial impact of the COVID-19 pandemic may cause one or more of the financial institutions we do business with to fail or default in their obligations to us or to become insolvent or file for bankruptcy, which could cause us to incur significant losses and negatively impact our results of operations and financial condition.

●	Actions we have taken or may take, or decisions we have made or may make, as a consequence of the COVID-19 pandemic may result in negative publicity and the Company becoming a party to litigation claims and/or legal proceedings, which could consume significant financial and managerial resources, result in decreased demand for our products and injury to our reputation.

●	The resumption of normal business operations after the disruptions caused by the COVID-19 pandemic may be delayed or constrained by its lingering effects on our suppliers, bottlers/distributors, co-packers, contractors, business partners and/or other service providers.

Any of the negative impacts of the COVID-19 pandemic, including those described above, alone or in combination with others, may have a material adverse effect on our business, reputation, operating results and/or financial condition. Any of these negative impacts, alone or in combination with others, could exacerbate many of the risk factors discussed in “Part I, Item 1A – Risk Factors” in our Form 10-K and “Part II, Item 1A – Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, any of which could materially affect our business, reputation, operating results and/or financial condition. The full extent to which the COVID-19 pandemic will negatively affect our business, reputation, operating results and/or financial condition will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the COVID-19 pandemic, the duration of various shelter-in-place orders and reopening plans across the globe, and actions taken, or that may be taken in the future, by governmental authorities and other third parties in response to the COVID-19 pandemic.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 13, 2020, the Company’s Board of Directors authorized a new share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “March 2020 Repurchase Plan”). During the three-months ended June 30, 2020, the Company purchased 0.3 million shares of common stock at an average purchase price of $52.88 per share, for a total amount of $15.6 million (excluding broker commissions), under the March 2020 Repurchase Plan. Such shares are included in common stock in treasury in the accompanying condensed consolidated balance sheet at June 30, 2020. As of August 6, 2020, $441.5 million remained available for repurchase under the March 2020 Repurchase Plan.

The following tabular summary reflects the Company’s repurchase activity during the quarter ended June 30, 2020:

				Maximum Number (or
				Approximate Dollar
			Total Number of	Value) of Shares that
			Shares Purchased	May Yet Be Purchased
	Total Number		as Part of Publicly	Under the Plans or
	of Shares	Average Price	Announced Plans	Programs (In
Period	Purchased	per Share¹	or Programs	thousands)²
April 1 – April 30, 2020	294,985	$52.88	294,985	$441,528
May 1 – May 31, 2020	—	$—	—	$441,528
June 1 – June 30, 2020	—	$—	—	$441,528

¹Excluding broker commissions paid.

²Net of broker commissions paid.

During the three-months ended June 30, 2020, 3,231 shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $0.2 million. While such purchases are considered common stock repurchases, they are not counted as purchases against our authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying condensed consolidated balance sheet at June 30, 2020.

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

101*

The following financial information from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Income for the three- and six-months ended June 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Income for the three- and six-months ended June 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three- and six-months ended June 30, 2020 and 2019, (v) Condensed Consolidated Statements of Cash Flows for the six- months ended June 30, 2020 and 2019, and (vi) the Notes to Condensed Consolidated Financial Statements.

104*

The cover page from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

* Filed herewith

+ Management contract or compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION
Registrant

Date: August 6, 2020	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors
and Chief Executive Officer