Form 10-K
period 2020-12-31
Monster Beverage Corp
filed 2021-03-01
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.).     Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $33,039,197,262 computed by reference to the closing sale price for such stock on the Nasdaq Global Select Market on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock, $0.005 par value per share (being the only class of common stock of the registrant), outstanding on February 19, 2021 was 528,137,036 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Commission pursuant to Regulation 14A in connection with the registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2020.

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

Overview

We develop, market, sell and distribute energy drink beverages and concentrates for energy drink beverages, primarily under the following brand names:

●     Monster Energy®

●     Monster Energy Ultra®

●     Monster Rehab®

●     Monster MAXX®

●     Java Monster®

●     Muscle Monster®

●     Espresso Monster®

●     Punch Monster®

●     Juice Monster®

●     Monster Hydro® Energy Water

●     Monster Hydro® Super Sport

●     Monster HydroSport Super Fuel®

●     Monster Super Fuel®

●     Monster Dragon Tea®

●     Reign Total Body Fuel®

●     Reign Inferno® Thermogenic Fuel

● NOS® ● Full Throttle® ● Burn® ● Mother® ● Nalu® ● Ultra Energy® ● Play® and Power Play® (stylized) ● Relentless® ● BPM® ● BU® ● Gladiator® ● Samurai® ● Live+® ● Predator® ● Fury®

Industry Overview

The “alternative” beverage category combines non-carbonated, ready-to-drink iced teas, lemonades, juice cocktails, single-serve juices and fruit beverages, ready-to-drink dairy and coffee drinks, energy drinks, sports drinks and single-serve still waters (flavored, unflavored and enhanced) with “new age” beverages, including sodas that are considered natural, sparkling juices and flavored sparkling beverages. According to Beverage Marketing Corporation, domestic U.S. wholesale sales in 2020 for the “alternative” beverage category of the market are estimated at approximately $60.5 billion, representing an increase of approximately 1.8% over estimated domestic U.S. wholesale sales in 2019 of approximately $59.5 billion.

Reportable Segments

We have three operating and reportable segments, (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is primarily comprised of our Monster Energy® drinks and Reign Total Body Fuel® high performance energy drinks, (ii) Strategic Brands segment (“Strategic Brands”), which is primarily comprised of the various energy drink brands acquired from The Coca-Cola Company (“TCCC”) in 2015 as well as our affordable energy brands, and (iii) Other segment (“Other”), which is comprised of certain products sold by American Fruits and Flavors, LLC, a wholly-owned subsidiary, to independent third-party customers (the “AFF Third-Party Products”).

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

2020 Product Introductions

During 2020, we continued to expand our existing energy drink portfolio by adding additional products to our portfolio in a number of countries and further developed our distribution markets. During 2020, we sold the following new products to our bottlers/distributors:

●	Monster Energy® Dragon Ice TeaTM Lemon (Brazil)
●	Monster Energy® Dragon TeaTM (China)
●	Monster Energy Ultra Fiesta®
●	Monster Energy Ultra Rosa®
●	Monster Energy Ultra® Watermelon
●	Monster Hydro® Super Sport Blue Streak
●	Monster Hydro® Super Sport Red Dawg
●	Juice Monster® Khaotic® Energy + Juice
●	Juice Monster® PapillonTM Energy + Juice
●	Java Monster® 300 French Vanilla
●	Java Monster® 300 Mocha
●	Reign Total Body Fuel® Lilikoi Lychee

●	Reign Inferno® Thermogenic Fuel Jalapeno Strawberry
●	Reign Inferno® Thermogenic Fuel Red Dragon
●	Reign Inferno® Thermogenic Fuel True BLU
●	NOS® Turbo
●	Burn® Dark Energy
●	Burn® Peach
●	Burn® Zero Raspberry
●	Nalu® Black Tea & Passion Fruit
●	Nalu® Green Tea & Ginger
●	Fury® Gold Strike
●	Ultra Energy® Peach Mango
●	Ultra Energy® Zero Raspberry
●	Monster Energy® Dragon’s Gold (China)

In the normal course of business, we discontinue certain products and/or product lines. Those products or product lines discontinued in 2020, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Products – Monster Energy® Drinks Segment

Monster Energy® Drinks – a line of carbonated energy drinks. Our Monster Energy® drinks contain vitamins, minerals, nutrients, herbs and other ingredients (collectively, “supplement ingredients”). We offer the following energy drinks under the Monster Energy® drink product line: Monster Energy®, Lo-Carb Monster Energy®, Monster Assault®, Monster Energy® Fury®, Juice Monster® Khaos®, Juice Monster® Khaotic®, Juice Monster® Mango Loco®, Juice Monster® Pacific Punch®, Juice Monster® PapillonTM, Juice Monster® Pipeline Punch®, Juice Monster® Ripper®, Monster® Mango Loco, Monster Energy® Absolutely Zero, Monster Energy® Import, Monster Energy® Export, M3(stylized)®, Monster Energy® Super Concentrate, Monster Mule®, Monster Cuba Libre®, Monster Energy Zero Ultra®, Monster Energy Ultra Black®, Monster Energy Ultra Blue®, Monster Energy Ultra Citron®, Monster Energy Ultra Fiesta®, Monster Energy Ultra Gold®, Monster Energy Ultra Paradise®, Monster Energy Ultra Red®, Monster Energy Ultra Rosa®, Monster Energy Ultra Sunrise®, Monster Energy Ultra Violet®, Monster Energy Ultra® Watermelon, Monster Energy® Mixxd Punch, Monster Energy® Gronk, Monster Energy® Valentino Rossi and Monster Energy® Lewis Hamilton 44.

Espresso Monster® Espresso + Energy Drinks – a line of non-carbonated dairy based espresso + energy drinks. We offer the following espresso + energy drinks under the Espresso Monster® product line: Espresso and Milk, Salted Caramel and Vanilla Espresso.

Java Monster® Coffee + Energy Drinks – a line of non-carbonated dairy based coffee + energy drinks. We offer the following coffee + energy drinks under the Java Monster® product line: Java Monster® 300 French Vanilla, Java Monster® 300 Mocha, Java Monster® Farmer’s Oats, Java Monster® Irish Blend®, Java Monster® Kona Blend, Java Monster® Loca Moca®, Java Monster® Mean Bean®, Java Monster® Salted Caramel, Java Monster® Swiss Chocolate and Java Monster® Vanilla Light.

Monster Energy® Dragon Iced TeaTM Energy Teas – a line of non-carbonated energy teas. We offer the following energy teas under the Monster Energy® Dragon Iced TeaTM product line in different countries: Green Tea, White Tea and Lemon Ice Tea.

Monster Hydro® includes two product lines: Energy Water and Super Sport. Monster Hydro® Energy Water is a line of non-carbonated, lightly sweetened refreshment + energy drinks. We offer the following refreshment + energy drinks under the Monster Hydro® Energy Water product line: Blue Ice®, Watermelon®, Purple Passion®, Tropical Thunder® and Zero Sugar. Monster Hydro® Super Sport is a line of non-carbonated, lightly sweetened refreshment + energy drinks that features an enhanced electrolyte blend and BCAA’s. We offer the following refreshment + energy drinks under the Monster Hydro® Super Sport product line: Blue Streak and Red Dawg.

Monster HydroSport Super Fuel® Hydration + Energy Drinks – a zero sugar line of non-carbonated, advanced hydration + energy drinks with BCAA’s. We offer the following advanced hydration + energy drinks under the Monster HydroSport Super Fuel® product line: Charge, Hang Time and Striker.

Monster MAXX® Energy Drinks – a line of carbonated energy drinks containing nitrous oxide. We offer the following energy drinks under the Monster MAXX® product line: Eclipse, Mango Matic, Rad Red, Solaris and Super Dry.

Monster Rehab® Energy Drinks – a line of non-carbonated energy drinks with electrolytes. We offer the following energy drinks under the Monster Rehab® drink line: Monster Rehab® Tea + Lemonade + Energy, Monster Rehab® Tea + Orangeade + Energy, Monster Rehab® Peach Tea + Energy, Monster Rehab® Raspberry Tea + Energy and Monster Rehab® Strawberry Lemonade + Energy.

Muscle Monster® Energy Shakes – a line of non-carbonated energy shakes containing 27-grams of protein. We offer the following energy shakes under the Muscle Monster® Energy Shakes product line: Chocolate and Vanilla.

Reign Total Body Fuel® High Performance Energy Drinks – a line of high performance energy drinks with BCAA’s, B vitamins, electrolytes and CoQ10 with zero sugar. We offer the following high performance energy drinks under the Reign Total Body Fuel® product line: Carnival Candy, Cherry Limeade, Lemon Hdz, Lilikoi Lychee, Mang-O-Matic, Melon Mania, Orange Dreamsicle, Peach Fizz, Razzle Berry, Sour Apple, Strawberry Sublime and White Gummy Bear.

Reign Inferno® Thermogenic Fuel High Performance Energy Drinks – a line of high performance energy drinks with a thermogenic performance blend in addition to BCAA’s, B vitamins, electrolytes, and CoQ10 with zero sugar. We offer the following high performance energy drinks under the Reign Inferno® Thermogenic Fuel product line: Jalapeno Strawberry, Red Dragon, True BLU and Watermelon Warlord.

Products – Strategic Brands Segment

BPM® – a line of carbonated energy drinks. We offer the following energy drinks under the BPM® product line: Focus Berry Red, Hydrate Citrus Green, Sour Twist and Zero Orange.

BU® – a line of carbonated energy drinks. We offer the following energy drinks under the BU® product line: Island Punch and Original.

Burn® – a line of carbonated energy drinks. We offer the following energy drinks under the Burn® product line: Apple Kiwi, Blue, Cherry, Dark Energy, Lemon Ice, Mango, Original, Passion Punch, Peach, Zero Raspberry, Sour Twist and Zero.

Full Throttle® – a line of carbonated energy drinks. We offer the following energy drinks under the Full Throttle® product line:  Blue Agave and Original (Citrus).

Fury® – a line of affordable carbonated energy drinks. We offer the following energy drink under the Fury® product line: Gold Strike.

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

Nalu® – a line of carbonated energy drinks. We offer the following energy drinks under the Nalu® product line: Black Tea & Passion Fruit, Exotic, Frost, Green Tea & Ginger, Original, Passion and Refresh.

NOS® – a line of carbonated energy drinks. We offer the following energy drinks under the NOS® product line: GT Grape, Nitro Mango, Original, Sonic Sour and Turbo.

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

Ultra Energy® – a line of carbonated energy drinks.  We offer the following energy drinks under the Ultra Energy® product line: Apple Kiwi, Fury, Mango, Original, Passion Punch, Peach Mango and Zero Raspberry.

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

Manufacture and Distribution

We do not operate our own manufacturing facilities for finished goods, but instead outsource the manufacturing process to third-party bottlers and contract packers.

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

Co-Packing Arrangements

All of our finished goods are manufactured by various third-party bottlers and co-packers situated throughout the United States and abroad, under separate arrangements with each party. Our co-packaging arrangements vary in terms and do not generally obligate us to procure minimum quantities of products within specified periods.

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

For the majority of our products, including our Monster Energy® brand energy drinks, our Java Monster® product line, our Espresso Monster® product line, our Monster Hydro® product lines, our Monster HydroSport Super Fuel® product line, our Monster Super Fuel® product line, our Muscle Monster® product line, our Monster MAXX® product line, our Juice Monster® product line, our Reign Total Body Fuel® product line, our Reign Inferno® Thermogenic Fuel product line and certain of our other products, there are limited co-packing facilities in our domestic and international markets with adequate capacity and/or suitable equipment to package our products. We believe a short disruption or delay in production would not significantly affect our revenues; however, as alternative co-packing facilities in our domestic and international markets with adequate long-term capacity may not be available for such products, either at commercially reasonable rates and/or within a reasonably short time period, if at all, a lengthy disruption or delay in production of any of such products could significantly affect our revenues.

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

Distribution Agreements

During 2020, we continued to expand distribution of our products in both our domestic and international markets.

Distribution levels vary by product and geographic location. Net sales outside the United States were $1.51 billion, $1.33 billion and $1.09 billion for the years ended December 31, 2020, 2019 and 2018, respectively.

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
(b)	Amended and Restated International Distribution Coordination Agreement with TCCC, pursuant to which we have designated, and in the future may designate, countries, or territories within countries, in which we wish to appoint TCCC network bottlers to distribute and sell our Monster Energy® brand energy drinks, subject to TCCC’s approval. In February 2020, the Amended and Restated International Distribution Coordination Agreement with TCCC was renewed for an additional five year term.
(c)	Additionally, we have entered into distribution agreements for certain of our Monster Energy® products with various TCCC network bottlers, both in the United States and internationally.

All distribution territories in the United States, and substantially all distribution territories internationally have been transitioned to TCCC network bottlers/distributors.

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

Raw Materials and Suppliers

The principal raw materials used in the manufacturing of our products are aluminum cans, aluminum cap cans, sleek aluminum cans, aluminum cans with re-sealable ends, PET plastic bottles, caps, as well as flavors, juice concentrates, glucose, sugar, sucralose, milk, cream, protein, coffee, tea, supplement ingredients and other packaging materials, the costs of which are subject to fluctuations.  As a consequence of the COVID-19 pandemic, we have seen a shift in consumer channel preferences and package configurations, including an increase in at-home consumption and a decrease in food service on-premise consumption. This shift has resulted in increased industry demand for aluminum cans, leading to aluminum cans being in short supply.

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

With regard to our Java Monster®, Espresso Monster® and Muscle Monster® product lines, the dairy, protein and retort co-packing industries are subject to shortages and increased demand from time to time, which may result in production disruption and/or higher prices.

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

We have experienced and continue to experience competition from new entrants in the energy drink and energy shot categories. A number of companies who market and distribute iced teas, coffees, juice cocktails, enhanced waters and sports drinks in various larger volume packages in glass and plastic bottles (including BODYARMOR, Vitamin Water, CORE, Snapple, Arizona, Ocean Spray, Honest Tea, Gold Peak Tea, Powerade, Gatorade Bolt 24 and Starbucks) and 12- and 16-ounce cans (such as Mountain Dew Kickstart and Amp Game Fuel), have added supplement ingredients to their products with a view to marketing their products as “functional” or energy beverages or as having “functional” benefits. We believe that many of those products contain lower levels of supplement ingredients, principally deliver refreshment and are positioned differently from our energy or “functional” drinks.

We are also subject to increasing levels of regulatory issues including in relation to the registration and/or taxation of our products in certain new international markets, which may put us at a competitive disadvantage. (See “Government Regulation” below for additional information).

We compete not only for consumer preference, but also for maximum marketing, sales efforts and attention from our multi-brand licensed bottlers, brokers and distributors, many of which have a principal affiliation with competing companies and brands. Our products compete with all liquid refreshments and in many cases with products of much larger and in some cases better financed competitors, including the products of numerous nationally and internationally known producers such as TCCC, PepsiCo, Inc. (“PepsiCo”), Keurig Dr. Pepper Inc. (“KDP”) and Red Bull GmbH. We also compete with companies that are smaller or primarily local in operation. Our products also compete with private-label brands such as those carried by grocery store chains, convenience store chains and club stores.

Domestically, our energy drinks compete directly with Red Bull, Rockstar, Amp and Amp GameFuel, Venom, VPX Redline, 5-Hour Energy Shots, MiO Energy, Stacker 2, VPX Bang, V8 + Energy, Uptime, hi*ball, CELSIUS, C4, Alani Nu, 3D Energy, Coca-Cola Energy, ZOA Energy, Rowdy Energy and many other brands. In 2020, PepsiCo acquired Rockstar and entered into an agreement with VPX to distribute VPX Bang products in the United States. PepsiCo also markets and/or distributes additional products in that market segment such as Pepsi Max, Mountain Dew, Mountain Dew Kickstart and Mountain Dew Amp Game Fuel. Internationally, our energy drinks compete with Red Bull (including non-carbonated Red Bull in China and Asia), Rockstar, V-Energy, Lucozade, Coca-Cola Energy and numerous local and private-label brands that usually differ from country to country, such as HELL, Amper, Shock, Tiger, Fearless, Boost, TNT, Shark, Dragon, Score, Sting, Hot 6, Suntory ZONE, Battery, Bullit, Flash Up, Black, Non-Stop, Bomba, Semtex, Vive 100, Dark Dog, Speed, Guarana, M-150, Lipovitan, Bacchus, Volt, Bolt, Mr. Big, Boom, Raptor, Amp, Fusion, Hi-Tiger, Eastroc Super Drink, Carabao, Power Horse, XL, Crazy Tiger, Effect, Missile, Nocco, Adrenaline Rush, Real Gold, War Horse, BLU, and a host of other international brands.

Our Reign Total Body Fuel® and Reign Inferno® Thermogenic Fuel high performance energy drinks compete with VPX Bang, Adrenaline Shoc, C4, CELSIUS, NOCCO, Rockstar XDURANCE and Quake in the performance energy category.

Our Java Monster® and Espresso Monster® product lines compete directly with Starbucks Frappuccino, Starbucks Doubleshot, Starbucks Doubleshot Energy Plus Coffee, Starbucks Tripleshot and other Starbucks coffee drinks, Costa Coffee, Rockstar Roasted, Dunkin Donuts, Gold Peak, Stok, High Brew, McCafé, hi*ball, Douwe Egberts Coffee, Emmi CAFFÈ, Bang Keto Coffee, Nescafe and International Delight.

Our Muscle Monster® product line competes directly with Muscle Milk, Core Power, Premier Protein, Kellogg’s Special K Protein, Bolthouse Farms Protein, EAS AdvantEDGE, EAS Myoplex and Gatorade G Series 03 Recover.

Our Monster Hydro® Energy Water, Monster HydroSport Super Fuel® and Monster Hydro® Super Sport product lines compete directly with Vitamin Water, Sparkling Ice, Bai, Propel, Vita Coco, Lucozade, Powerade, Gatorade Bolt 24 and BODYARMOR.

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

We decreased expenditures for our sales and marketing programs by approximately 9.7% in 2020 compared to 2019. This decrease was primarily due to decreased expenditures for sponsorship and endorsements and decreased expenditures for travel and entertainment, each largely as a consequence of the COVID-19 pandemic. The costs for certain postponed or rescheduled events have been, or may be, deferred to future periods. Due to the uncertainty surrounding the

COVID-19 pandemic, we are unable to estimate in which future periods, if any, such deferred sponsorship and endorsement costs will be recognized.

Customers

Our customers are primarily full service beverage bottlers/distributors, retail grocery, drug and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, foodservice customers, value stores, e-commerce retailers and the military. Percentages of our gross billings to our various customer types for the years ended December 31, 2020, 2019 and 2018 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such bottlers/distributors’ sales to their own customers.

	2020	2019	2018
U.S. full service bottlers/distributors	56%	58%	61%
International full service bottlers/distributors	34%	33%	31%
Club stores and e-commerce retailers	8%	7%	6%
Retail grocery, direct convenience, specialty chains and wholesalers	1%	1%	1%
Direct value stores and other	1%	1%	1%

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

Coca-Cola Consolidated, Inc. accounted for approximately 12%, 13% and 13% of our net sales for the years ended December 31, 2020, 2019 and 2018, respectively.

Reyes Coca-Cola Bottling, LLC accounted for approximately 11%, 11% and 12% of our net sales for the years ended December 31, 2020, 2019 and 2018, respectively.

Coca-Cola European Partners accounted for approximately 10% of our net sales for the years ended December 31, 2020, 2019 and 2018.

Seasonality

Sales of ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. We believe that the volume of sales in the beverage industry is affected by weather conditions. However, the energy drink category appears to be less seasonal than traditional beverages. Quarterly fluctuations may also be affected by other factors including the introduction of new products, the opening of new markets, particularly internationally, where temperature fluctuations may be more pronounced, the addition of new bottlers and distributors, changes in the mix of the sales of our finished products and increased or decreased advertising and promotional expenses. However, the COVID-19 pandemic may have an impact on consumer behaviors that may result in temporary changes in the seasonal fluctuations of our business.

Intellectual Property

We presently have more than 14,200 registered trademarks and pending applications in various countries worldwide, and we apply for new trademarks on an ongoing basis. We regard our trademarks, service marks, copyrights, domain names, trade dress and other intellectual property as very important to our business. We consider Monster®, Monster Energy®, ®, Monster Energy Ultra®, Monster Dragon Tea®, Unleash the Beast!®, Mutant®, Monster Rehab®, Java Monster®, Muscle Monster®, Punch Monster®, Juice Monster®, Hydro® (stylized), Monster HydroSport Super Fuel®, Monster Super Fuel®, Espresso Monster®, Monster MAXX®, Reign Total Body Fuel®, Reign Inferno®, BU®, Nalu®, NOS®, Full Throttle®, Burn®, Mother®, Ultra Energy®, Play® and Power Play® (stylized), Relentless®, Predator®, Fury®, Live+® and BPM® to be our core trademarks. We also own the intellectual property of our most important flavors for certain of our Monster Energy® Brand energy drinks in perpetuity.

We have registered Monster®, Monster Energy®, ®, Monster Energy Ultra®, Unleash the Beast!®, Mutant®, Monster Rehab®, Java Monster®, Muscle Monster®, Punch Monster®, Juice Monster®, M Hydro®, Espresso Monster®, Monster MAXX®, BU®, Nalu®, Burn®, Mother®, Play®, Power Play® (stylized), Relentless®, Ultra Energy®, BPM®, Predator®, Fury®, Live+®, Reign®, Reign Total Body Fuel® and Reign Inferno® outside of the United States in certain jurisdictions.

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

Government Regulation

The production, distribution and sale in the United States of many of our products are subject to various U.S. federal, state and local regulations, including but not limited to: the Federal Food, Drug and Cosmetic Act (“FD&C Act”); the Occupational Safety and Health Act and various state laws and regulations governing workplace health and safety; various environmental statutes; the Safe Drinking Water and Toxic Enforcement Act of 1986 (“California Proposition 65”) and a number of other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, marketing, labeling and ingredients of such products. Outside the United States, the production, distribution and sale of many of our products are also subject to numerous statutes and regulations.

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

Furthermore, legislation may be introduced in the United States and other countries at the federal, state, municipal and supranational level in respect of each of the subject areas discussed below.  Public health officials and health advocates are increasingly focused on the public health consequences associated with obesity, especially as it affects children, and are seeking legislative change to reduce the consumption of sweetened beverages. There also has been an increased focus on caffeine content in beverages, as discussed below, and we are seeing some attention to other ingredients in energy drinks.

Product Formulation, Labeling and Advertising. Globally, we are subject to a number of regulations applicable to the formulation, labeling and advertising of our products. In California, we are subject to California Proposition 65, a law which requires that a specified warning be provided before exposing California consumers to any product that contains in excess of threshold amounts of a substance listed by California as having been found to cause cancer or reproductive toxicity. California Proposition 65 does not require a warning if the manufacturer of a product can demonstrate that the use of the product in question exposes consumers to an average daily quantity of a listed substance that is below that threshold amount, which is determined either by scientific criteria set forth in applicable regulations or via a “safe harbor” threshold that may be established by the state, or the substance is naturally occurring, or is subject to another applicable exception. If we are required to add warning labels to any of our products or place warnings in certain locations where our products are sold, it will be difficult to predict whether, or to what extent, such a warning would have an adverse impact on sales of our products in those locations or elsewhere.

In addition, in May 2016, the U.S. Food and Drug Administration (the “FDA”) revised regulations with respect to serving size information and nutrition labeling on food and beverage products, including a new requirement to disclose the amount of added sugars in such products. These changes went into effect on January 1, 2020, though FDA announced that it is not focusing on enforcement due to challenges in meeting these requirements, particularly during the COVID-19 pandemic. Further, in December 2018, the U.S. Department of Agriculture promulgated regulations requiring that, by January 1, 2022, the labels of certain bioengineered foods include a disclosure that the food is bioengineered. We may incur significant costs to alter our existing packaging materials to comply with these and other new regulations. Additionally, these new regulations may impact, reduce and/or otherwise affect the purchase and consumption of our products by consumers.

Further, the City of San Francisco enacted an ordinance that would require health warnings on advertisements for certain sugar-sweetened beverages, though enforcement has been delayed due to a lawsuit challenging the ordinance. In January 2019, the U.S. Court of Appeals for the Ninth Circuit, sitting en banc, granted a preliminary injunction blocking enforcement of the ordinance, concluding that a First Amendment challenge to the ordinance was likely to succeed on the merits.  In February 2020, the San Francisco Board of Supervisors passed legislation to amend the ordinance. The plaintiff amended its pleading and litigation continues in the Northern District of California over this revised legislation.

In July 2012, we received a subpoena from the Attorney General for the State of New York in connection with an investigation relating to the advertising, marketing, promotion, ingredients, usage and sale of our Monster Energy® brand energy drinks. We cannot predict the outcome of this inquiry and what effect, if any, it may have on our business, financial condition or results of operations.

Other countries, such as the member states of the Gulf Cooperation Council, Colombia, Brazil, the Dominican Republic and Mexico, and the People’s Republic of China are also considering, or have enacted, new labeling requirements, which may require us to amend our labels and warning statements. The United Kingdom Government has also suggested that it may review food labeling laws following the United Kingdom’s departure from the European Union (“Brexit”).

Age and Other Restrictions on Energy Drink Products. Proposals to limit or restrict the sale and/or advertising of energy drinks to minors and/or persons below a specified age, and/or restrict the venues in which energy drinks can be sold, and/or to restrict the use of the Supplemental Nutrition Assistance Program (formerly food stamps) to purchase energy drinks have been raised and/or enacted in certain U.S. states, counties, municipalities and/or in certain foreign countries. For example, in the United States, bills seeking to impose an age restriction on the sale of energy drinks have been introduced in the South Carolina and Connecticut legislatures.  Outside of the United States, for example, Latvia, Lithuania and Turkey prohibit the sale of energy drinks to persons under the age of 18; Canada prohibits the promotion of energy drinks to children 12 years and under; Latvia and Scotland prohibit the sale of energy drinks in educational establishments; and Turkey prohibits the sale or advertising of energy drinks in “collective consumption areas,” such as sports complexes, schools or hospitals. Latin American countries such as Chile, Colombia and Brazil are considering age and other sales restrictions on energy drinks, as are other countries such as the United Kingdom, Romania and Bulgaria.

Excise Taxes on Energy Drinks. Legislation that would impose an excise tax on sweetened beverages has been proposed in the U.S. Congress, in some state legislatures and by some local governments, with excise taxes generally ranging between $0.01 and $0.02 per ounce of sweetened beverage.  Berkeley, California became the first jurisdiction to pass such a measure, and a general tax of $0.01 per ounce on certain sweetened drinks, including energy drinks, became effective on January 1, 2015. Other U.S. jurisdictions (including Albany, Oakland and San Francisco, California; Boulder, Colorado; Philadelphia, Pennsylvania and Seattle, Washington) have passed similar measures, some of which have been challenged in litigation. The imposition of such taxes on our products would increase the cost of certain of our products or, to the extent levied directly on consumers, make certain of our products less affordable. Excise taxes on sweetened beverages already are in effect in certain foreign countries where we do business, such as France, the United Kingdom, Ireland, South Africa and Mexico. Poland recently established a tax on drinks with added sugars, specifically targeting beverages containing caffeine and taurine. Other countries, including the Dominican Republic, are considering similar measures. In addition, legislation has been proposed in certain jurisdictions that would specifically impose excise taxes on energy drinks. For example, Kuwait is considering a proposal that would impose an excise tax on energy drinks. Such targeted legislation has been passed in other countries. For instance, on January 1, 2020, a reform to a Mexican excise tax went into effect that expanded the definition of an “energy drink” subject to this tax to include products with any amount of caffeine (the prior version of the tax required a threshold of 20 milligrams of caffeine per 100 millimeters for the tax to be applicable) and “taurine or glucuronolactone or thiamine and/or any other substance that produces similar stimulating effects.”  Hungary has instituted an excise tax to which our products are subject. Bahrain, Saudi Arabia and the United Arab Emirates began applying a selective tax of 100% on energy drinks in 2017, Qatar and Oman began applying the tax in 2019, and there are indications that a similar measure may be enacted in Kuwait.

Limits on Caffeine Content. Legislation has been proposed to limit the amount of caffeine that may be contained in beverages, including energy drinks. Some jurisdictions where we do business have prescribed limited caffeine content for beverages. For example, in Canada, the maximum amount of caffeine cannot exceed 180 mg per single-serving container or per serving (500 ml) in the case of a multi-serving container. We adjusted the caffeine levels in certain of our Monster Energy® products that are sold in Canada to address these regulations, although the majority of our products were unaffected.  In Europe, examples of caffeine restrictions include the Netherlands where there is a limit of 35mg/100ml, and Norway introduced, as of January 1, 2020 (subject to transition periods), a limit of 32mg/100ml.  Caffeine limit restrictions or restrictions on combining caffeine with other ingredients or in particular product sectors (such as performance beverages/sport drinks) have also been implemented or proposed in other jurisdictions, including Turkey, India, Pakistan’s Punjab region, Egypt and the member states of the Gulf Cooperation Council. Such restrictions could require reformulations of certain of our products. However, we may not be able to satisfactorily reformulate our products in all jurisdictions that adopt similar legislation.

Limitations on Container Size. We package our products in a variety of different package types and sizes including, for certain of our Monster Energy® brand energy drinks, aluminum cans larger than 16 fluid ounces. Certain jurisdictions, such as Colombia, Costa Rica, Egypt and the Dominican Republic, are considering container size limitations on energy drinks and other beverages which may require us to change the size of our products sold in these countries.  Other countries, like England, have considered and rejected proposed can size limitations although it is open to such markets to revisit these and other similar proposals.

Compliance with Environmental Laws

Our facilities in the United States are subject to federal, state and local environmental laws and regulations. Our operations in other countries are subject to similar federal, state, local and supranational laws and regulations that may be applicable in such countries. Compliance with these provisions has not had, nor do we expect such compliance to have, any material adverse effect upon our capital expenditures, net income or competitive position.

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

Human Capital Resources

As of December 31, 2020, we have employees in 66 countries, with a total of 3,666 employees working worldwide. This employee population includes 2,535 employees in North America, 228 employees in Latin America, 217 employees in Asia Pacific and 686 employees in Europe, Mideast and Africa (“EMEA”). Most of our employees are full-time (3,013 employees) and the remaining 653 employees hold part-time positions. Of our 3,666 employees, we employ 1,185 in corporate and operational capacities (including administration, human resources, legal, information technology, operations, facilities, warehouse, product development, regulatory and accounting) and 2,481 persons in sales and marketing capacities.

In 2020, we established our Equality, Diversity and Inclusion (EDI) Leadership Advisory Group, comprised of leaders from across the Company, designed to provide insight on our diversity and inclusion efforts and to assist in the integration of the EDI program with our overall strategy and business objectives. We provide training for our employees covering harassment, discrimination and unconscious bias.

We support our employees through a variety of training and development programs. We have a mid-level manager development program, in which participants learn leadership skills, network with peers and senior executives, and tackle critical initiatives. We also have a leadership development platform in partnership with a third party, for senior leaders to receive university grade certificates in business strategy and innovation and complete Food and Beverage Executive courses as well as an electronic learning platform that focuses on business acumen, professional development and technical capabilities.

We provide compensation packages designed to attract and retain talent while maintaining alignment with market compensation surveys. We have multiple short-term incentive programs focused on incentivizing and retaining talent throughout the organization and provide long-term incentive programs to employees through equity and/or performance cash awards. We currently cover the cost of insurance premiums including medical, dental, vision, life, accidental death and dismemberment, short and long term disability, and an Employee Assistance Program (EAP) covering full-time employees and share in the cost of insurance premiums covering eligible dependents including medical, dental and vision coverage. We also offer several voluntary benefits to full-time employees, including supplemental life insurance, whole life insurance, accident insurance, critical illness insurance, flexible spending accounts, travel insurance, pre-paid legal, healthy rewards programs, identity theft assistance, and retirement savings account(s).

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

Our Internet address is www.monsterbevcorp.com.  Information contained on our website is not part of or incorporated into this filing or any of our other filings with the SEC. Our SEC filings (including any amendments) will be made available free of charge at www.monsterbevcorp.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, you may request a copy of these filings (excluding exhibits) at no cost by writing to, or telephoning us, at the following address or telephone number:

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

Risk Factors Summary

The following is a summary of the principal risks that could materially adversely affect our business, reputation, financial condition and/or operating results.  You should read this summary together with the more detailed description of each risk contained below.

Operational and Industry Risks

●	The COVID-19 pandemic has had, and we expect will continue to have, certain impacts on our business and operations. Such impacts may have a material adverse or other effect on our business and results of operations.
●	The Company and TCCC have extensive commercial arrangements and, as a result, the Company’s future performance is substantially dependent on the success of its relationship with TCCC.
●	Provisions in our organizational documents and control by insiders may prevent changes in control even if such changes would be beneficial to other stockholders.
●	We rely on bottlers and other contract packers to manufacture our products. If we are unable to maintain good relationships with our bottlers and contract packers and/or their ability to manufacture our products becomes constrained or unavailable to us, our business could suffer.
●	We rely on bottlers and distributors to distribute our products. If we are unable to maintain good relationships with our existing bottlers and distributors and/or secure such bottlers and distributors, our business could suffer.

●	We derive virtually all of our revenues from energy drinks, and competitive pressure in the energy drink category could adversely affect our business and operating results.
●	Criticism of our energy drink products and/or criticism or a negative perception of energy drinks generally, could adversely affect us.
●	Increased competition in the beverage industry and changing retail landscape could hurt our business.
●	Our inability to innovate successfully and to provide new cutting edge products could adversely affect our business and financial results.
●	Changes in consumer product and shopping preferences may reduce demand for some of our products.
●	Our continued expansion outside of the United States exposes us to uncertain conditions and other risks in international markets.
●	If we are not able to pass on increases in the costs of raw materials, including aluminum cans and/or ingredients and/or fuel and/or costs of co-packing, such inability could harm our business and result in a higher cost base. Shortages of raw materials including aluminum cans and/or ingredients and/or fuel and/or costs of co-packing could have a material adverse effect on our business and results of operations.
●	Our failure to accurately estimate demand for our products or maintain sufficient inventory levels could adversely affect our business and financial results.
●	The costs of packaging supplies are subject to price increases from time to time, and we may be unable to pass all or some of such increased costs on to our customers.
●	Global or regional catastrophic events could impact our operations and affect our ability to grow our business.
●	Climate change and natural disasters may negatively affect our business.
●	If we are not able to retain the full-time services of senior management, there may be an adverse effect on our operations and/or our operating performance until we find suitable replacements.
●	Negative publicity (whether or not warranted) could damage our brand image and corporate reputation, and may cause our business to suffer.

Government Regulation and Litigation Risks

●	Changes in government regulation, or failure to comply with existing regulations, could adversely affect our business, financial condition and results of operations.
●	We cannot predict the effect of possible inquiries from and/or actions by attorneys general, other government agencies and/or quasi-government agencies into the production, advertising, marketing, promotion, labeling, ingredients, usage and/or sale of our energy drink products.
●	Litigation regarding our products, and related unfavorable media attention, could expose us to significant liabilities and reduce demand for our products, thus negatively affecting our financial results.
●	If we encounter material product recalls, our business may suffer material losses and such recalls could damage our brand image and corporate reputation, also potentially resulting in material losses.

Intellectual Property, Information Technology and Data Privacy Risks

●	Our intellectual property rights are critical to our success, and the loss of such rights could materially adversely affect our business.
●	We must continually maintain, protect and/or upgrade our information technology systems, including protecting us from internal and external cybersecurity threats.
●	If we fail to comply with data privacy and personal data protection laws, we could be subject to adverse publicity, government enforcement actions and/or private litigation, which may negatively impact our business and operating results.

Financial Risks

●	Fluctuations in our effective tax rate could adversely affect our financial condition and results of operations.
●	We may be required in the future to record a significant charge to earnings if our goodwill or intangible assets become impaired.
●	Fluctuations in foreign currency exchange rates may adversely affect our operating results.
●	Potential changes in accounting standards or practices and/or taxation may adversely affect our financial results.
●	If we fail to maintain effective disclosure controls and procedures and internal control over financial reporting on a consolidated basis, our stock price and investor confidence in the Company could be materially and adversely affected.
●	Uncertainty in the financial markets and other adverse changes in general economic or political conditions in any of the major countries in which we do business could adversely affect our industry, business and results of operations.
●	Default by or failure of one or more of our counterparty financial institutions could cause us to incur significant losses.
●	Volatility of stock price may restrict sale opportunities.
●	Our investments are subject to risks which may cause losses and affect the liquidity of these investments.

Operational and Industry Risks

The COVID-19 pandemic has had, and we expect will continue to have, certain impacts on our business and operations, and such impacts may have a material adverse or other effect on our business and results of operations.

The current COVID-19 pandemic has presented and continues to present a substantial public health and economic challenge around the world and is affecting our employees, communities and business operations, as well as the global economy and financial markets. The human and economic consequences of the COVID-19 pandemic as well as the measures taken or that may be taken in the future by governments, businesses (including the Company and our suppliers, bottlers/distributors, co-packers and other service providers) and the public at large to limit the COVID-19 pandemic, have and will directly and indirectly impact our business and results of operations, including, without limitation, the following:

●	We have experienced decreases in sales of our products in many of our markets around the world that have been affected by the COVID-19 pandemic, predominately during the early part of the 2020 second quarter. While some of the restrictions imposed as a result of the initial COVID-19 outbreak have been lifted or eased in many jurisdictions as the rates of COVID-19 infections have decreased or stabilized, resurgence of the COVID-19 pandemic in some markets has slowed or reversed the reopening process, and markets are moving through varying stages of restrictions and re-opening at different times. However, we have recently seen a resurgence of the COVID-19 pandemic in the Northern Hemisphere while cases in the Southern Hemisphere continue to rise. As a result, a number of countries, particularly in EMEA, have reinstituted lockdowns and other restrictions, which could further impact customer demand. If the COVID-19 pandemic and related unfavorable economic conditions continue to intensify, the negative impact on our sales, including our new product innovation launches, could be prolonged and may become more severe.

●	Deteriorating economic conditions and continued financial uncertainties in many of our major markets due to the COVID-19 pandemic, such as increased and prolonged unemployment, decreases in per capita income and the level of disposable income, declines in consumer confidence, or economic slowdowns or recessions, could affect consumer purchasing power and consumers’ ability to purchase our products, thereby reducing demand for our products. In addition, public concern among consumers regarding the risk of contracting COVID-19 may also reduce demand for our products.
●	The closures of, and continued restrictions on, on-premise retailers and other establishments that sell our products as a result of the COVID-19 pandemic have adversely impacted and may continue to adversely impact our sales and results of operations.
●	Our advertising, marketing, promotional, sponsorship and endorsement activities have been, and will continue to be, disrupted by reduced opportunities for such activities due to measures taken to limit the spread of the COVID-19 pandemic and the cancellations of or reduced capacity at sporting events, concerts and other events may result in decreased demand for our products. Our product sampling programs, which are part of our strategy to develop brand awareness, have been, and will continue to be, disrupted by the COVID-19 pandemic. If we are unable to successfully adapt to the changing landscape of advertising, marketing, promotional, sponsorship and endorsement opportunities created by the COVID-19 pandemic, our sales, market share, volume growth and overall financial results could be negatively affected.
●	Our innovation activities, including our ability to introduce new products in certain markets, have been delayed and/or adversely impacted by the COVID-19 pandemic. If such innovation activities are disrupted and we continue to delay the launch of new products and/or we are unable to secure sufficient distribution levels for such new products, our business and results of operations could be adversely affected.
●	Some of our suppliers, bottlers/distributors and co-packers may experience plant closures, production slowdowns and disruptions in operations as a result of the impact of the COVID-19 pandemic. This could result in a disruption to our operations.
●	We may experience delays in receiving certain raw materials as a result of shipping delays due to, among other things, additional safety requirements imposed by port authorities, closures of, or congestion at ports, reduced availability of commercial transportation, border restrictions and capacity constraints.
●	Due to increased demand in at home beverage consumption, aluminum cans remain in tight supply, which could adversely impact or limit our sales and/or results of operations.
●	We rely on relationships with third parties for cloud data storage and other information technology services for certain functions or for services in support of our operations. These third parties are subject to risks and uncertainties related to the COVID-19 pandemic, which may interfere with their ability to fulfill their respective commitments and responsibilities to us in a timely manner and in accordance with the agreed-upon terms.
●	As a result of the COVID-19 pandemic, including related governmental measures, restrictions, directives and guidance, we have required most of our office-based employees to work remotely. We may experience reductions in productivity and disruptions to our business routines while our remote work policy remains in place. If our employees working remotely do not maintain appropriate measures to mitigate potential risks to our technology and operations from information technology-related disruptions, we may face cybersecurity threats. Employees of our third-party service providers who are working remotely, with whom we may share data, are subject to similar cybersecurity risks.

●	Governmental authorities at the U.S. federal, state and/or municipal level and in certain foreign jurisdictions may increase or impose new income taxes, indirect taxes or other taxes or revise interpretations of existing tax rules and regulations as a means of financing the costs of stimulus or may take other measures to protect populations and economies from the impact of the COVID-19 pandemic. Increases in direct and indirect tax rates could affect our net income, and increases in consumer taxes could affect our products’ affordability and reduce our sales.
●	We may be required to record significant impairment charges with respect to goodwill or intangible assets whose fair values may be negatively affected by the effects of the COVID-19 pandemic.
●	The continued financial impact of the COVID-19 pandemic may cause one or more of the financial institutions we do business with to fail or default in their obligations to us or to become insolvent or file for bankruptcy, which could cause us to incur significant losses and negatively impact our results of operations and financial condition.
●	Actions we have taken or may take, or decisions we have made or may make, as a consequence of the COVID-19 pandemic may result in negative publicity and the Company becoming a party to litigation claims and/or legal proceedings, which could consume significant financial and managerial resources, result in decreased demand for our products and injury to our reputation.
●	The resumption of normal business operations after the disruptions caused by the COVID-19 pandemic may be delayed or constrained by the COVID-19 pandemic’s lingering effects on our suppliers, bottlers/distributors, co-packers, contractors, business partners and/or other service providers.

Any of the negative impacts of the COVID-19 pandemic, including those described above, alone or in combination with others, may have a material adverse effect on our business, reputation, operating results and/or financial condition. Any of these negative impacts, alone or in combination with others, could exacerbate many of the risk factors discussed herein, any of which could materially affect our business, reputation, operating results and/or financial condition.

The Company and TCCC have extensive commercial arrangements and, as a result, the Company’s future performance is substantially dependent on the success of its relationship with TCCC.

We have transitioned all third parties’ rights to distribute the Company’s products in the U.S. to members of TCCC’s distribution network, which largely consists of independent bottlers/distributors. In addition, except for a handful of countries, TCCC is our preferred distribution partner globally, with members of TCCC’s network distributing our products internationally, including in Africa, Asia, Canada, Central and South America, Europe, Mexico and the Middle East. As we progress our international expansion, we expect TCCC’s distribution network to continue as our preferred distribution partner globally. As a result, we have reduced our distributor diversification and are now dependent on TCCC’s domestic and international distribution platforms.

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

While we believe that these agreements incentivize TCCC to take steps to ensure that our products receive the appropriate attention in the TCCC distribution system, disagreements as to the interpretation of the provisions in such agreements have arisen and may arise in the future.   In addition, TCCC does not control all members of its distribution system, many of which are independent companies that make their own business decisions that may not always align with TCCC’s interests.

Provisions in our organizational documents and control by insiders may prevent changes in control even if such changes would be beneficial to other stockholders.

Our organizational documents may limit changes in control. Furthermore, as of February 19, 2021, Mr. Sacks and Mr. Schlosberg together may be deemed to beneficially own and/or exercise voting control over approximately 10% of our outstanding common stock. As of February 19, 2021, TCCC owned approximately 19% of our common stock. TCCC has also nominated one director to the Company’s board of directors. Consequently, Mr. Sacks, Mr. Schlosberg and TCCC could exercise significant control over matters submitted to a vote of our stockholders, including electing directors, amending organizational documents and disapproving extraordinary transactions such as a takeover attempt, even though such actions may be favorable to the other common stockholders.

In particular, TCCC’s ownership could have an effect on the Company’s ability to engage in a change in control transaction. TCCC is obligated for a period of time to vote all of its common shares of the Company in excess of 20% of the outstanding common shares in the same proportion as all common shares not owned by TCCC with respect to a proposal for a change of control. However, if TCCC were to oppose such a change-in-control transaction, a bidder would be required to secure the support of holders of 62.5% of the Company’s common shares not owned by TCCC (assuming that TCCC increased its ownership to 20% of the Company’s common shares) to achieve a vote of a majority of the Company’s outstanding shares for a change-in-control transaction. In addition, TCCC would have a bidding advantage if the Company’s board of directors were to seek to sell the Company in the future because TCCC would not need to pay a control premium on the shares it owns at such time. TCCC and the Company would also be permitted to terminate TCCC’s distribution coordination agreements with the Company after a change in control of the Company. In such event, TCCC would receive a termination fee if TCCC terminated the distribution coordination agreements following a change in control of the Company involving certain TCCC competitors, or if the Company terminated following a change in control of the Company involving any third-party.

The interests of TCCC may be different from or conflict with the interests of the Company’s other stockholders and, as a result, TCCC’s influence may result in the delay or prevention of potential actions or transactions. Moreover, TCCC’s ownership of a significant amount of the Company’s outstanding common shares could result in downward pressure on the trading price of the Company’s common shares if TCCC were to sell a large portion of its shares or as a result of the perception that such a sale might occur.

We rely on bottlers and other contract packers to manufacture our products. If we are unable to maintain good relationships with our bottlers and contract packers and/or their ability to manufacture our products becomes constrained or unavailable to us, our business could suffer.

Our acquisition of AFF in 2016 brought our primary flavor supplier in-house for the majority of our Monster Energy® brand energy drinks. However, we also procure flavors from other independent flavor suppliers. We do not operate our own manufacturing facilities for finished goods, but instead outsource manufacturing of our finished goods to bottlers and other contract packers. As a result, in the event of a disruption and/or delay, we may be unable to procure alternative packing facilities at commercially reasonable rates and/or within a reasonably short time period. In addition, there are limited alternative packing facilities in our domestic and international markets with adequate capacity and/or suitable equipment for many of our products. For example, in recent years, sales of our Java Monster® and Muscle Monster® product lines were adversely impacted by production capacity constraints resulting from production and maintenance issues with certain of our co-packers. While this disruption in production did not significantly affect our revenues, a lengthy disruption or delay in the production of any of our products could significantly adversely affect our revenues from such products, because alternative co-packing facilities in the United States and abroad with adequate long-term capacity may not be available for such products either at commercially reasonable rates and/or costs and/or within a reasonably short time period, if at all. In addition, recently there has been a consolidation of co-packers.  If we are unable to maintain good relationships with our largest co-packers, or if our costs of co-packing increase, our business, financial condition and results of operations could be adversely affected.

We rely on bottlers and distributors to distribute our products. If we are unable to maintain good relationships with our existing bottlers and distributors and/or secure such bottlers and distributors, our business could suffer.

Many of our bottlers/distributors are affiliated with and manufacture and/or distribute other carbonated, non-carbonated and other beverage products (both alcoholic and non-alcoholic). In many cases, such products compete directly with our products.

Unilateral decisions by bottlers/distributors, buying groups, convenience chains, grocery chains, mass merchandisers, specialty chain stores, club stores, e-commerce retailers, e-commerce websites and other customers to discontinue carrying all or any of our products that they are carrying at any time, restrict the range of our products they carry, impose restrictions or limitations on the sale of our products and/or devote less resources to the sale of our products could cause our business to suffer.  In addition, possible trading disputes between our bottler/distributors and their customers or buying groups may result in the delisting of certain of the Company’s products, temporarily or otherwise.  Bottler/distributor consolidation may also have an impact on our business.

The TCCC North American Bottlers, Coca-Cola European Partners, Coca-Cola Hellenic, Coca-Cola FEMSA, Coca-Cola Amatil, Swire Coca-Cola (China), COFCO Coca-Cola, Coca-Cola Beverages Africa and Coca-Cola İçecek are our primary domestic and international distributors of our products. As a result, if we are unable to maintain good relationships with these distributors, or they do not effectively focus on marketing, promoting, selling and distributing our products, sales of our products could be adversely affected. As TCCC markets Coca-Cola Energy in additional territories, we may encounter difficulties in maintaining distributor attention, market share or position in the energy drink category in such territories, and bottlers/distributors may reduce the number of our SKUs they carry or impose limitations on distributing new product SKUs, which could adversely affect our business and operating results.

A decision by our primary domestic and international distributors or any other large customer to decrease the amount purchased from us or to cease carrying our products could have a material adverse effect on our financial condition and consolidated results of operations.

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

Disruption in distribution channels and/or a decline in sales due to the termination and/or insolvency of existing or new bottlers/distributors may adversely affect our business and operating results.

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

Virtually all of our sales are derived from our energy drinks, including our Monster Energy® brand energy drinks, our Reign Total Body Fuel® energy drinks and our Strategic Brands energy drinks (including our affordable brand energy drinks, principally Predator®). Any decrease in the sales of our Monster Energy® brand and other energy drinks could significantly adversely affect our future revenues and net income. Historically, we have experienced substantial competition from new entrants in the energy drink category as well as from the energy shot category.  For a discussion of such competition, see “Part I, Item 1 – Business – Competition.”

The increasing number of competitive products and limited amount of shelf space, including in beverage coolers, in retail stores may adversely impact our ability to gain or maintain our share of sales in the marketplace. In addition, certain actions of our competitors, including unsubstantiated and/or misleading claims, false advertising claims and tortious interference in our business, as well as competitors selling misbranded products, could impact our sales. Competitive pressures in the energy drink category could impact our revenues, cause price erosion and/or lower market share, any of which could have a material adverse effect on our business and results of operations.

Criticism of our energy drink products and/or criticism or a negative perception of energy drinks generally, could adversely affect us.

An unfavorable report on the health effects of caffeine, other ingredients in energy drinks or energy drinks generally, or criticism or negative publicity regarding the caffeine content and/or any other ingredients in our products or energy drinks generally, including product safety concerns, could have an adverse effect on our business, financial condition and results of operations. Articles critical of the caffeine content and/or other ingredients in energy drinks and/or articles indicating certain health risks of energy drinks have been published in recent years. We believe the overall growth of the energy drink market in the U.S. may have been negatively impacted by the ongoing negative publicity and comments that continue to appear in the media questioning the safety of energy drinks, and suggesting limitations on their ingredients (including caffeine), and/or the levels thereof, and/or imposing minimum age restrictions for consumers. In early 2018, certain retailers in the United Kingdom announced the introduction of voluntary retailer measures to prevent the sale of energy drinks to individuals under the age of 16. If reports, studies or articles critical of caffeine and/or energy drinks continue to be published or are published in the future, or additional voluntary measures are taken, they could adversely affect the demand for our products. Our ability to satisfy all criteria set forth in any model energy drink guidelines, including, without limitation, those adopted by the American Beverage Association, of which we are a member, and/or any international beverage associations and the impact of our failure to satisfy such guidelines on our business, financial condition and results of operations.

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

Important factors affecting our ability to compete successfully include the efficacy, taste and flavor of our products, trade and consumer promotions, rapid and effective development of new and unique cutting edge products, attractive and different packaging, branded product advertising and pricing. The success of our sports marketing, social media and other general marketing endeavors may impact our business, financial condition and results of operation.  Our products compete with all liquid refreshments and in some cases with products of much larger and substantially better financed competitors, including the products of numerous nationally and internationally known producers such as TCCC, PepsiCo, Red Bull GmbH and KDP. We also compete with companies that are smaller or primarily national or local in operations. Our products also compete with private-label brands such as those carried by grocery store chains, convenience store chains and club stores.

The rapid growth in sales through e-commerce retailers, e-commerce websites, mobile commerce applications and subscription services, and closures of physical retail operations, particularly during, and potentially following, the COVID-19 pandemic, may result in a shift away from physical retail operations to digital channels and a reduction in impulse purchases. As we build our e-commerce capabilities, we may not be able to develop and maintain successful relationships with existing and new e-commerce retailers without experiencing a deterioration of our relationships with key customers operating physical retail channels. If we are unable to profitably expand our own e-commerce capabilities and/or if e-commerce retailers take significant market share away from traditional retailers our business may be adversely affected. Further, the ability of consumers to compare prices on a real-time basis using digital technology puts additional pressure on us to maintain competitive prices.  Sales in gas chains may also be affected by improvements in fuel efficiency and increased consumer preferences for electric or alternative fuel-powered vehicles, which may result in fewer trips by consumers to gas stations and a corresponding reduction in purchases by consumers in convenience gas retailers. If we are unable to successfully adapt to the rapidly changing retail landscape, our share of sales, volume growth and overall financial results could be negatively affected.

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

The beverage industry is subject to changing consumer preferences and shifts in consumer preferences may adversely affect us. There is increasing awareness of and concern for health, wellness and nutrition considerations, including concerns regarding caloric intake associated with sugar-sweetened beverages and the perceived undesirability of artificial ingredients. Some consumer advocacy groups and others have expressed concerns regarding certain ingredients in diet sodas, which are contained in certain of our energy drinks.  There are also changes in demand for different packages, sizes and configurations.  This may reduce demand for our beverages, which could reduce our revenues and adversely affect our results of operations.

Consumers are seeking greater variety in their beverages. Our future success will depend, in part, upon our continued ability to develop and introduce different and innovative beverages that appeal to consumers. In order to retain and expand our market share, we must continue to develop and introduce different and innovative beverages and be competitive in the areas of efficacy, taste, quality and price, although there can be no assurance of our ability to do so. There is no assurance that consumers will continue to purchase our products in the future. Product lifecycles for some beverage brands, products and/or packages may be limited to a few years before consumers’ preferences change. The beverages we currently market are in varying stages of their product lifecycles, and there can be no assurance that such beverages will become or remain profitable for us. We may be unable to achieve volume growth through product and packaging initiatives. We may also be unable to penetrate new markets. Additionally, as shopping patterns are being affected by the digital evolution, with customers embracing shopping by way of mobile device applications, e-commerce retailers and e-commerce websites or platforms, we may be unable to address or anticipate changes in consumer shopping preferences or engage with our customers on their preferred platforms. If our revenues decline, our business, financial condition and results of operations could be adversely affected.

Our continued expansion outside of the United States exposes us to uncertain conditions and other risks in international markets.

We have continued expanding our operations internationally into a variety of new markets. Our net sales to customers outside of the United States were approximately 33%, 32% and 29% of consolidated net sales for the years ended December 31, 2020, 2019 and 2018, respectively. As our growth strategy includes further expanding our international business, if we are unable to continue to expand distribution of our products outside the United States, our growth rate could be adversely affected. In many international markets, we have limited operating experience and in some international markets we have no operating experience. It is costly to establish, develop and maintain international operations and develop and promote our brands in international markets. Our percentage gross profit margins in many international markets are expected to be less than the comparable percentage gross profit margins obtained in the United States. We face and will continue to face substantial risks associated with having foreign operations, including: economic and/or political instability in our international markets; fluctuations in foreign currency exchange rates; restrictions on or costs relating to the repatriation of foreign profits to the United States, including possible taxes and/or withholding obligations on any repatriations; and tariffs and/or trade restrictions. These risks could have a significant impact on our ability to sell our products on a competitive basis in international markets and could have a material adverse effect on our business, financial condition and results of operations. Also, our operations outside of the United States are subject to risks relating to appropriate compliance with legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, higher product damages, particularly when products are shipped long distances, potentially higher incidence of fraud and/or corruption, credit risk of local customers and distributors and potentially adverse tax consequences.

If we are not able to pass on increases in the costs of raw materials, including aluminum cans and/or ingredients and/or fuel and/or costs of co-packing, such inability could harm our business and result in a higher cost base. Shortages of raw materials including aluminum cans and/or ingredients and/or fuel and/or costs of co-packing could have a material adverse effect on our business and results of operations.

The principal raw materials used by us are aluminum cans, sleek aluminum cans, aluminum cap cans, aluminum cans with re-sealable ends, PET plastic bottles, caps, flavors, juice concentrates, glucose, sugar, sucralose, milk, cream, protein, coffee, tea, cocoa, supplement ingredients and other packaging materials, the costs and availability of which are subject to fluctuations. For certain flavors purchased from third-party suppliers and used in a limited number of our Monster Energy® brand energy drinks and/or our Strategic Brands energy drinks, these third-party flavor suppliers own the proprietary rights to certain of their flavor formulas. We do not have possession of the list of such flavor ingredients or formulas used in the production of certain of our products and certain of our blended concentrates, and we may be unable to obtain comparable flavors or concentrates from alternative suppliers on short notice. Our third-party flavor suppliers generally do not make such flavors and/or blended concentrates available to other third-party customers. We have identified alternative suppliers for certain of the ingredients contained in many of our beverages. However, industry-wide shortages of certain flavors, fruits and fruit juices, coffee, tea, cocoa, dairy-based products, packaging materials (including aluminum cans) supplement ingredients and sweeteners have been, and could from time to time in the future be, encountered, which could interfere with and/or delay production of certain of our products. In addition, certain of our co-packing arrangements allow such co-packers to increase their fees based on certain of their own cost increases. We are uncertain whether the prices of any of the above or any other raw materials or ingredients, certain of which have recently risen, will continue to rise or may rise in the future. We are unsure whether we will be able to pass any of such increases on to our customers. Although we generally do not use hedging agreements or alternative instruments to manage the risks associated with securing sufficient ingredients or raw materials, from time to time, we, through our aluminum can suppliers, enter into purchase agreements for the purchase of aluminum, as well as enter into purchase agreements for portions of our annual anticipated requirements for certain of our other raw materials such as glucose, sugar and sucralose. In 2018, the United States imposed tariffs on steel and aluminum as well as on goods imported from China and certain other countries.  Additional tariffs imposed by the United States on a broader range of imports, or further trade measures taken by China or other countries, could result in an increase in supply chain costs.

Our failure to accurately estimate demand for our products or maintain sufficient inventory levels could adversely affect our business and financial results.

We may not correctly estimate demand for our existing products and/or new products. Our ability to estimate demand for our products is imprecise, particularly with regard to new products, and may be less precise during periods of rapid growth, including in new markets. If we materially underestimate demand for our products or are unable to secure sufficient ingredients or raw materials including, but not limited to, aluminum cans, aluminum cap cans, sleek aluminum cans, aluminum cans with re-sealable ends, PET plastic bottles, caps, labels, sucralose, flavors, supplement ingredients, juice concentrates, certain sweeteners, coffee, tea, cocoa, protein and packaging materials or experience difficulties with our co-packing arrangements, including production shortages or quality issues, we might not be able to satisfy demand on a short-term basis. Moreover, industry-wide shortages of certain juice concentrates, supplement ingredients and sweeteners have been and could, from time to time in the future, be experienced, resulting in production fluctuations and/or product shortages. We generally do not use hedging agreements or alternative instruments to manage this risk. Such shortages could interfere with and/or delay production of certain of our products and could have a material adverse effect on our business and financial results.

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

Because of our increasingly global presence, our business could be affected by unstable political conditions, civil unrest, protests and demonstrations, large-scale terrorist acts, especially those directed against the United States or other major industrialized countries where our products are distributed, the outbreak or escalation of armed hostilities, major natural disasters and extreme weather conditions, such as hurricanes, wildfires, tornados, earthquakes or floods, or widespread outbreaks of infectious diseases (such as the COVID-19 pandemic).  Such catastrophic events could impact our operations and our supply chain, including the production and/or distribution of our products.  Materials and/or personnel may need to mobilize to other locations. Our headquarters and a large part of our operations are located in California, a state at greater risk of earthquakes and wildfires.  Some of the raw materials we use, including certain sizes of cans, are available from limited suppliers, and a regional catastrophic event impacting such suppliers could adversely impact our operations.  In addition, such events could disrupt global or regional economic activity, which could affect consumer purchasing power and consumers’ ability to purchase our products, thereby reducing demand for our products. If our operations are disrupted or we are unable to grow our business as a result of these factors, our growth rate could decline and our business, financial condition and results of operations could be adversely affected.

Climate change and natural disasters may affect our business.

There is concern that a gradual increase in global average temperatures due to increased carbon dioxide and other greenhouse gases in the atmosphere could cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Changing weather patterns could result in decreased agricultural productivity in certain regions, and/or outbreaks of diseases or other health issues, which may limit availability and/or increase the cost of certain key ingredients, juice concentrates, supplements and other ingredients used in our products and could impact the food security of communities around the world. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain and/or impact demand for our products.

Natural disasters and extreme weather conditions, such as hurricanes, wildfires, earthquakes or floods, and outbreaks of diseases (such as the COVID-19 pandemic) or other health issues may affect our operations and the operation of our supply chain, impact the operations of our bottlers/distributors and unfavorably impact our consumers’ ability to purchase our products. The predicted effects of climate change may also result in challenges regarding availability and quality of water, or less favorable pricing for water, which could adversely impact our business and results of operations. In addition, public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs, and may require us to make additional investments in facilities and equipment. Changes in applicable laws, regulations, standards or practices related to greenhouse gas emissions, packaging and water scarcity, as well as initiatives by advocacy groups in favor of certain climate change-related laws, regulations, standards or practices, may result in increased compliance costs, capital expenditures and other financial obligations, which could affect our business, financial condition and results of operations.  Sales of our products may also be influenced to some extent by weather conditions in the markets in which we operate. We, our bottlers and our contract packers, use a number of key ingredients in the manufacture of our beverage products that are derived from agricultural commodities such as sugar, coffee, tea and cocoa. Increased demand for food products and decreased agricultural productivity in certain regions of the world as a result of changing weather patterns and other factors may limit the availability or increase the cost of such agricultural commodities and could impact the food security of communities around the world.  Weather conditions may influence consumer demand for certain of our beverages, which could have an effect on our operations, either positively or negatively.

If we are not able to retain the full-time services of senior management, there may be an adverse effect on our operations and/or our operating performance until we find suitable replacements.

Our business is dependent, to a large extent, upon the services of our senior management. We do not maintain key person life insurance on any members of our senior management. The loss of services of either Rodney Sacks, Chairman and Co-Chief Executive Officer, Hilton Schlosberg, Vice Chairman, and Co-Chief Executive Officer, or any other key members of our senior management could adversely affect our business until suitable replacements can be found. There may be a limited number of personnel with the requisite skills to serve in these positions, and we may be unable to locate or employ such qualified personnel on acceptable terms.

Negative publicity (whether or not warranted) could damage our brand image and corporate reputation, and may cause our business to suffer.

Our success depends on our ability to build and maintain the brand image for our existing products, new products and brand extensions and maintain our corporate reputation. There can be no assurance that our advertising, marketing and promotional programs and our commitment to product safety and quality, human rights and environmental sustainability will have the desired impact on our products’ brand image and on consumer preferences and demand. Claims regarding product safety, quality and/or ingredient content issues, efficacy or lack thereof (real or imagined), our culture and our workforce, our environmental impact and the sustainability of our operations, or allegations of product contamination, even if false or unfounded, could tarnish the image of our brands and may cause consumers to choose other products. Consumer demand for our products could diminish significantly if we, our employees, bottlers/distributors, suppliers or business partners fail to preserve the quality of our products, act or are perceived to act in an unethical, illegal, discriminatory, unequal or socially irresponsible manner, including with respect to the sourcing, content or sale of our products, service and treatment of our customers, or the use of customer data.  Furthermore, our brand image or perceived product quality could be adversely affected by litigation, unfavorable reports in the media (internet or elsewhere), studies in general and regulatory or other governmental inquiries (in each case whether involving our products or those of our competitors) and proposed or new legislation affecting our industry.  Negative postings or comments on social media or networking websites about the Company or any one of our brands, even if inaccurate or malicious, could generate adverse publicity that could damage the reputation of our brands or the Company.  Business incidents, whether isolated or recurring and whether originating from us, our bottlers/distributors, suppliers or business partners, that erode consumer trust can significantly reduce brand value or potentially trigger boycotts of our products and can have a negative impact on consumer demand for our products as well as our reputation and financial results.  The impact of such incidents may be exacerbated if they receive considerable publicity, including rapidly through social or digital media (including for malicious reasons) or result in litigation.

In addition, from time to time, there are public policy endeavors that are either directly related to our products and packaging or to our business. These public policy debates can occasionally be the subject of backlash from advocacy groups that have a differing point of view and could result in adverse media and consumer reaction, including product boycotts. Similarly, our sponsorship relationships could subject us to negative publicity as a result of actual or alleged misconduct by individuals or entities associated with organizations we sponsor or support.  Likewise, campaigns by activists connecting us, or our supply chain, with human and workplace rights, environmental or animal rights issues could adversely impact our corporate image and reputation. We have made a number of commitments to respect human rights, including the policies and initiatives described in our California Transparency in Supply Chains Act & United Kingdom Modern Slavery Act statement. Allegations, even if untrue, that we are not respecting the human rights found in the United Nations Universal Declaration of Human Rights; actual or perceived failure by our suppliers or other business partners to comply with applicable labor and workplace rights laws, including child labor laws, or their actual or perceived abuse or misuse of migrant workers; adverse publicity surrounding obesity and health concerns related to our products, water usage, our environmental impact and the sustainability of our operations, labor relations, our culture and our workforce or the like could negatively affect our Company’s overall reputation and brand image, which in turn could have a negative impact on our products’ acceptance by consumers.

Government Regulation and Litigation Risks

Changes in government regulation, or failure to comply with existing regulations, could adversely affect our business, financial condition and results of operations.

Legislation has been proposed and/or adopted at the U.S. federal, state and/or municipal level and proposed and/or adopted in certain foreign jurisdictions to restrict the sale of energy drinks (including, prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limit the content of caffeine and other ingredients in beverages, require certain product labeling disclosures and/or warnings, impose excise taxes, limit product size or impose age restrictions for the sale of energy drinks. For a discussion of certain of such legislation, see “Part I, Item 1 – Business – Government Regulation.” Furthermore, additional legislation may be introduced in the United States and other countries at the federal, state, local, municipal and supranational level in respect of each of the foregoing subject areas.  For instance, on January 1, 2020, a reform to a Mexican excise tax went into effect that expanded the definition of an “energy drink” subject to this tax to include products with any amount of caffeine (the prior version of the tax required a threshold of 20 milligrams of caffeine per 100 millimeters for the tax to be applicable) and “taurine or glucuronolactone or thiamine and/or any other substance that produces similar stimulating effects.” Public health officials and health advocates are increasingly focused on the public health consequences associated with obesity, especially as it affects children, and are seeking legislative change to reduce the consumption of sweetened beverages.  There also has been increased focus on caffeine content in beverages, and we are seeing some attention to other ingredients in energy drinks. To the extent any such legislation is enacted in one or more jurisdictions where a significant amount of our products are sold, individually or in the aggregate, it could result in a reduction in demand for, or availability of, our energy drinks, and adversely affect our business, financial condition and results of operations.

The production, distribution and sale in the United States of many of our products are also currently subject to various federal and state regulations, including, but not limited to: the FD&C Act; the Occupational Safety and Health Act; various environmental statutes; data privacy laws; California Proposition 65; and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling, packaging and ingredients of such products.

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

In addition, from time to time, government and/or quasi-governmental agencies may investigate the safety of caffeine and other ingredients in energy drinks. If an inquiry by a state attorney general or other government or quasi-government agency finds that our products and/or the advertising, marketing, promotion, ingredients, usage and/or sale of such products are not in compliance with applicable laws or regulations, we may become subject to fines, product reformulations, container changes, changes in the usage or sale of our energy drink products and/or changes in our advertising, marketing and promotion practices, each of which could have an adverse effect on our business, financial condition or results of operations.

Litigation regarding our products, and related unfavorable media attention, could expose us to significant liabilities and reduce demand for our products, thus negatively affecting our financial results.

We have been and are a party, from time to time, to various litigation claims and legal proceedings, including, but not limited to, intellectual property, fraud, unfair business practices, false advertising, product liability, breach of contract claims, claims from prior distributors, labor and employment matters, personal injury matters, consumer class actions, securities actions and shareholder derivative actions.

Other lawsuits have been filed against us claiming that certain statements made in our advertisements and/or on the labels of our products were false and/or misleading or otherwise not in compliance with food standards under local law, and/or that our products are not safe. Putative class action lawsuits have also been filed against certain of our competitors asserting that certain claims in their advertisements amount to false advertising.  We do not believe any statements made by us in our promotional materials or set forth on our product labels are false or misleading or noncompliant with local law, or that our products are in any way unsafe and we vigorously defend such lawsuits.

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

If we encounter material product recalls, our business may suffer material losses and such recalls could damage our brand image and corporate reputation, also potentially resulting in material losses.

We may be required from time to time to recall products entirely or from specific co-packers, markets, retailers or batches if such products become contaminated, damaged, mislabeled, defective or otherwise materially non-compliant with applicable regulatory requirements.  A material product recall could adversely affect our profitability and our brand image and corporate reputation. We do not maintain recall insurance.

Intellectual Property, Information Technology and Data Privacy Risks

Our intellectual property rights are critical to our success, and the loss of such rights could materially adversely affect our business.

We own numerous trademarks that are very important to our business. We also own the copyright in, and to, a portion of the content on the packaging of our products. We regard our trademarks, copyrights and similar intellectual property as critical to our success and attempt to protect such intellectual property through registration and enforcement actions. However, there can be no assurance that other parties will not infringe or misappropriate our trademarks, copyrights and similar proprietary rights. The Company currently has several proceedings ongoing with VPX to adjudicate claims, including claims for false advertising and trademark infringement and trade dress infringement, brought by the Company against VPX and by VPX against the Company.  Certain proceedings could result in an injunction barring us from selling certain of our products and/or require changes to be made to our current trade dress.  If we lose some or all of our intellectual property rights, or an injunction prevents us from selling any of our products, our business may be materially adversely affected.  We also have been, and may in the future be, unable to use our trademarks, trade names or designs and/or trade dress in certain countries, which may impact sales of the affected brands and require increased expenditures, which could have an adverse effect on our business, financial condition or results of operations.

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

We rely on relationships with third parties, including suppliers, distributors, bottlers, contract packers, contractors, cloud data storage and other information technology service providers and other external business partners, for certain functions or for services in support of our operations. These third-party service providers and partners, with whom we may share data, are subject to similar risks as we are relating to cybersecurity, privacy violations, business interruption, and systems, as well as employee failures.  While we have procedures in place for selecting and managing our relationships with third-party service providers and other business partners, we do not have control over their business operations or governance and compliance systems, practices and procedures, which increases our financial, legal, reputational and operational risk.  These third parties may experience cybersecurity incidents that may involve data we share with them or rely on them to provide to us, and the need to coordinate with such third-parties, including with respect to timely notification and access to personnel and information concerning an incident, may complicate our efforts to resolve any issues that arise.

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

We receive, process, transmit and store information relating to certain identified or identifiable individuals (“personal data”), including current and former employees, in the ordinary course of business. As a result, we are subject to various U.S. federal and state and foreign laws and regulations relating to personal data. These laws are subject to change, and new personal data legislation may be enacted in other jurisdictions at any time. In the European Union, the General Data Protection Regulation (“GDPR”) became effective in May 2018 for all member states. The GDPR includes operational requirements for companies receiving or processing personal data of residents of the European Union different from those that were previously in place and also includes significant penalties for noncompliance.  Additionally, the California Consumer Privacy Act of 2018 (“CCPA”), which was enacted in June 2018 and came into effect on January 1, 2020, provides a new private right of action and statutory damages for certain data breaches and imposes operational requirements on companies that process personal data of California residents, including making new disclosures to consumers about data collection, processing and sharing practices and allowing consumers to opt out of certain data sharing with third parties.

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

Financial Risks

Fluctuations in our effective tax rate could adversely affect our financial condition and results of operations.

We are subject to income and other taxes in both the U.S. and certain foreign jurisdictions. Therefore, we are subject to audits for multiple tax years in various jurisdictions at once.

We are in various stages of examination with certain states and certain foreign jurisdictions including the United Kingdom and Ireland. Our 2017 through 2019 U.S. federal income tax returns are subject to examination by the IRS. Our state income tax returns are subject to examination for the 2016 through 2019 tax years.

At any given time, events may occur which change our expectation about how any such tax audits will be resolved and thus, there could be significant variability in our quarterly and/or annual tax rates, because these events may change our plans for uncertain tax positions.

Changes in U.S. tax laws as a result of any legislation proposed by the new U.S. Presidential Administration or U.S. Congress, which may include efforts to change or repeal the 2017 Tax Cuts and Jobs Act and the federal corporate income tax rate reduction, could adversely affect our provision for income taxes, resulting in an adverse impact on our financial condition or results of operations. In addition, changes in the manner in which U.S. multinational corporations are taxed on foreign earnings, including changes in how existing tax laws are interpreted or enforced, could adversely affect our financial condition or results of operations. For example, the Organization for Economic Cooperation and Development (“OECD”) has recommended changes to numerous long-standing international tax principles through its base erosion and profit shifting (“BEPS”) project. These changes, to the extent adopted, may increase tax uncertainty, result in higher compliance costs and adversely affect our provision for income taxes, results of operations and/or cash flow.  In connection with the OECD’s BEPS project, companies are required to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny of profits earned in various countries. Economic and political pressures to increase tax revenues in jurisdictions in which we operate, or the adoption of new or reformed tax legislation or regulation, may make resolving tax disputes more difficult and the final resolution of tax audits and any related litigation could differ from our historical provisions and accruals, resulting in an adverse impact on our financial condition or results of operations.

We may be required in the future to record a significant charge to earnings if our goodwill or intangible assets become impaired.

Under United States Generally Accepted Accounting Principles (“GAAP”), we are required to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include, declining or slower than anticipated growth rates for certain of our existing products, a decline in stock price and market capitalization, and slower growth rates in our industry.

We may be required in the future to record a significant charge to earnings during the period in which we determine that our intangible assets have been impaired. Any such charge would adversely impact our results of operations. As of December 31, 2020, our goodwill totaled approximately $1.33 billion and other intangible assets totaled approximately $1.06 billion.

Fluctuations in foreign currency exchange rates may adversely affect our operating results.

We are exposed to foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities denominated in currencies other than the U.S. dollar. We may enter into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. We have not used instruments to hedge against all foreign currency risks and are therefore not protected against all foreign currency fluctuations. As a result, our reported earnings may be affected by changes in foreign currency exchange rates. Moreover, any favorable impacts to profit margins or financial results from fluctuations in foreign currency exchange rates are likely to be unsustainable over time. Foreign currency transaction losses were $11.2 million, $4.1 million and $4.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Global economic uncertainties, including foreign currency exchange rates, affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. There can be no assurance that economic improvements will occur, or that they would be sustainable, or that they would enhance conditions in markets relevant to us. In addition, we cannot predict the duration and severity of disruptions in any of our markets or the impact they may have on our customers or business, as our expansion outside of the United States has increased our exposure to any developments or crises in African, Asian, European and other international markets. Unfavorable economic conditions and financial uncertainties in our major international markets and unstable political conditions, including civil unrest and governmental changes, in certain of our other international markets could undermine global consumer confidence and reduce consumers’ purchasing power, thereby reducing demand for our products.  Included in the foregoing are long-term uncertainties surrounding the United Kingdom’s withdrawal from the European Union on January 31, 2020 (commonly referred to as “Brexit”) and any resulting increases in tariffs, importation restrictions, out of stocks, volatility in currency exchange rates, including the valuation of the euro and the British pound in particular, changes in the laws and regulations applied in the United Kingdom or impacts on economic and market conditions in the United Kingdom, the European Union and its member states and elsewhere.

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

Our stock price is affected by a number of factors, including stockholder expectations, financial results, the introduction of new products by us and our competitors, general economic and market conditions, estimates and projections by the investment community and public comments by other parties as well as many other factors including litigation, many of which are beyond our control. We do not provide guidance on our future performance, including, but not limited to, our revenues, margins, product mix, operating expenses or net income. We may be unable to achieve analysts’ net revenue and/or earnings forecasts, which are based on their own projected revenues, sales volumes and sales mix of many product types and/or new products, certain of which are more profitable than others, as well as their own estimates of gross margin and operating expenses. There can be no assurance that we will achieve any such projected levels or mix of product sales, revenues, gross margins, operating profits and/or net income. As a result, our stock price is subject to significant volatility, and stockholders may not be able to sell our stock at attractive prices. In addition, periods of volatility in the market price of our stock could result in the initiation of securities class action litigation against us. During the fiscal year ended December 31, 2020, the high of our stock price was $91.68 and the low was $50.06.

Our investments are subject to risks which may cause losses and affect the liquidity of these investments.

At December 31, 2020, we had $1.18 billion in cash and cash equivalents and $925.6 million in short-term and long-term investments, including certificates of deposit, commercial paper, U.S. government agency securities, U.S. treasuries, and to a lesser extent, municipal securities. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. These risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

ITEM 1B.        UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.           PROPERTIES

Our principal properties include our corporate headquarters as well as our Southern California warehouse and distribution center.

Our owned corporate facilities located in Corona, California, consist of (i) an approximately 141,000 square-foot, free-standing, six-story building (ENERGY STAR certified), (ii) an approximately 147,625 square-foot three-story parking structure and storage facility, which houses our approximately 14,000 square-foot quality control laboratory, (iii) an approximately 75,426 square foot, free-standing, three-story building (pursuing ENERGY STAR certification), (iv) an approximately 20,661 square-foot, free-standing, single-story building and (v) an approximately 49,617 square-foot, free-standing, two-story building.

Our owned Southern California warehouse and distribution center is located in Rialto, California, consisting of an approximately 1,000,000 square-foot building which is LEED certified.

During 2020, we purchased a three-story office building located in Uxbridge, United Kingdom.

During 2019, we acquired a manufacturing plant and adjoining land in Athy, County Kildare, Ireland. We intend to utilize the facility to produce and supply ingredients for certain of our international markets.

During 2019, we purchased approximately 7.66 acres of land in San Fernando, California.  We are in the process of constructing a new production facility in order to consolidate AFF’s operations into a single location.

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

On September 18, 2020, a derivative complaint was filed on purported behalf of the Company in the United States District Court for the Central District of California.  The action is styled Falat v. Sacks, et al., 8:20-cv-01782, and asserts claims against certain officers, current and former directors, and employees of the Company, including Rodney C. Sacks, Hilton H. Schlosberg, Guy P. Carling, Thomas J. Kelly, Emelie C. Tirre, Mark J. Hall, Kathleen E. Ciaramello, Gary P. Fayard, Jeanne P. Jackson, Steven G. Pizula, Benjamin M. Polk, Sydney Selati and Mark S. Vidergauz (collectively, the “Individual Defendants”).  The Company is named as a nominal defendant.

The derivative complaint alleges, among other things, that the Individual Defendants breached their fiduciary duties to the Company by allowing others to cause, or themselves causing, the Company to hide discrimination and failing to ensure sufficient diversity, including by permitting conduct to occur that was inconsistent with statements made in the Company’s policies and disclosures, and failing to ensure the Company’s compliance with laws regarding diversity and anti-discrimination.  The complaint also asserts claims for abuse of control, unjust enrichment and violation of Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The complaint seeks from the Individual Defendants an unspecified amount of damages, restitution, punitive damages and costs to be paid to the Company, and seeks to require the Company to adopt corporate governance reforms, and other equitable relief.

On January 15, 2021, the Company filed a motion to dismiss the action because the plaintiff failed to make a demand on the Company as required by Federal Rule of Civil Procedure 23.1 or to show that demand would have been futile. The Individual Defendants also filed a motion to dismiss the complaint for failure to state a claim against the Individual Defendants, among other reasons. Those motions are scheduled for hearing in the 2021 second quarter. While the Company continues to evaluate these claims, management believes that such litigation will likely not have a material adverse effect on the Company’s financial position or results of operations.

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, and any related insurance reimbursements. As of December 31, 2020, the Company’s consolidated balance sheet included accrued loss contingencies of approximately $18.4 million.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.          MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

The Company’s common stock trades on the Nasdaq Global Select Market under the symbol, “MNST”.  As of February 19, 2021, there were 528,137,036 shares of the Company’s common stock outstanding held by approximately 188 holders of record. The holders of record do not include those stockholders whose shares are held of record by banks, brokers and other financial institutions.

Stock Price and Dividend Information

We have not paid cash dividends to our stockholders since our inception and do not anticipate paying cash dividends in the foreseeable future.

On February 26, 2019, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “February 2019 Repurchase Plan”). During the year ended December 31, 2020, the Company purchased 0.6 million shares of common stock at an average purchase price of $58.16 per share, for a total amount of $36.6 million (excluding broker commissions), which exhausted the availability under the February 2019 Repurchase Plan. Such shares are included in common stock in treasury in the accompanying consolidated balance sheet at December 31, 2020.

On November 6, 2019, the Company’s Board of Directors authorized a new share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “November 2019 Repurchase Plan”). During the year ended December 31, 2020, the Company purchased 9.1 million shares of common stock at an average purchase price of $54.86 per share, for a total amount of $499.9 million (excluding broker commissions), which exhausted the availability under the November 2019 Repurchase Plan. Such shares are included in common stock in treasury in the accompanying consolidated balance sheet at December 31, 2020.

On March 13, 2020, the Company’s Board of Directors authorized a new share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “March 2020 Repurchase Plan”). During the year ended December 31, 2020, the Company purchased 1.0 million shares of common stock at an average purchase price of $55.85 per share, for a total amount of $58.5 million (excluding broker commissions), under the March 2020 Repurchase Plan. Such shares are included in common stock in treasury in the accompanying consolidated balance sheet at December 31, 2020. As of March 1, 2021, $441.5 million remained available for repurchase under the March 2020 Repurchase Plan.

During the year ended December 31, 2020, 0.02 million shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $1.0 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying consolidated balance sheet at December 31, 2020.

No shares were repurchased during the quarter ended December 31, 2020.

Performance Graph

The following graph shows a five-year comparison of cumulative total returns:1

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
Monster Beverage Corporation
S&P 500 Index
Peer Group
$250
$200
$150
$100
$50
$0
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

1Annual return assumes reinvestment of dividends. Cumulative total return assumes an initial investment of $100 on December 31, 2015. The Company’s self-selected peer group is comprised of TCCC, Dr. Pepper Snapple Group, Inc. (through July 9, 2018), Keurig Dr. Pepper Inc. (after July 10, 2018), National Beverage Corporation, Jones Soda Company and PepsiCo, Inc.

ITEM 6.           SELECTED FINANCIAL DATA

The consolidated statements of operations data set forth below with respect to each of the fiscal years ended December 31, 2018 through 2020 and the balance sheet data as of December 31, 2020 and 2019, are derived from our audited consolidated financial statements included herein, and should be read in conjunction with those financial statements and notes thereto, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Part II, Item 7 of this Annual Report on Form 10-K. The consolidated statements of operations data for the fiscal years ended December 31, 2017 and 2016 and the balance sheet data as of December 31, 2018, 2017 and 2016 are derived from the Company’s audited consolidated financial statements not included herein.

(in thousands, except per share information)	2020	2019	2018	2017	2016
Net sales[1]	$4,598,638	$4,200,819	$3,807,183	$3,369,045	$3,049,393
Gross profit[1]	$2,723,880	$2,518,585	$2,295,375	$2,137,690	$1,942,000
Gross profit as a percentage to net sales	59.2%	60.0%	60.3%	63.5%	63.7%
Operating income[1,2]	$1,633,153	$1,402,939	$1,283,619	$1,198,787	$1,085,338
Net income[1,2]	$1,409,594	$1,107,835	$993,004	$820,678	$712,685
Net income per common share:
Basic	$2.66	$2.04	$1.78	$1.45	$1.21
Diluted	$2.64	$2.03	$1.76	$1.42	$1.19
Cash, cash equivalents and investments	$2,106,058	$1,343,925	$958,163	$1,203,921	$600,530
Total assets	$6,202,716	$5,150,352	$4,526,891	$4,791,012	$4,153,471
Stockholders’ equity	$5,160,860	$4,171,281	$3,610,901	$3,895,212	$3,329,709

¹ Includes $42.1 million, $46.3 million, $44.3 million, $43.4 million and $40.3 million for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, respectively, related to the recognition of deferred revenue.

2 Includes $0.2 million, $11.3 million, $26.6 million, $35.4 million and $79.8 million for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, respectively, related to expenditures attributable to the costs associated with terminating existing distributors.

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

This overview provides our perspective on the individual sections of MD&A. MD&A includes the following sections:

●	The COVID-19 Pandemic – a discussion of the impact of the COVID-19 pandemic on our business employees and operations;
●	Our Business – a general description of our business, the value drivers of our business, and opportunities and risks facing our Company, stock repurchases, acquisitions and divestitures;
●	Results of Operations – an analysis of our consolidated results of operations for the three years presented in our financial statements;
●	Sales – details of our sales measured on a quarterly basis in both dollars and cases;
●	Inflation – information about the impact that inflation may or may not have on our results;
●	Liquidity and Capital Resources – an analysis of our cash flows, sources and uses of cash and contractual obligations;
●	Accounting Policies and Pronouncements – a discussion of accounting policies that require critical judgments and estimates including newly issued accounting pronouncements;
●	Forward-Looking Statements – cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from the Company’s historical results or our current expectations or projections; and
●	Market Risks – information about market risks and risk management. (See “Forward-Looking Statements” and “Part II, Item 7A – Qualitative and Quantitative Disclosures About Market Risks”).

The COVID – 19 Pandemic

The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, communities and business operations, as well as the global economy and financial markets. The human and economic consequences of the COVID-19 pandemic as well as the measures taken or that may be taken in the future by governments, and consequently businesses (including the Company and its suppliers, full service beverage bottlers/distributors (“bottlers/distributors”), co-packers and other service providers) and the public at large to limit the COVID-19 pandemic, has directly and indirectly impacted our business. The duration and severity of this impact will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the COVID-19 pandemic, the actions taken to limit its spread and the economic impact on local, regional, national and international markets. See “Part I, Item 1A – Risk Factors.”

We have been actively addressing the COVID-19 pandemic with a global task force team working to mitigate the potential impacts to our people and business.

Health and Safety of our Employees and Business Partners

From the beginning of the COVID-19 pandemic, our top priority has been the health, safety and well-being of our employees. Early in March 2020, we implemented global travel restrictions and work-from-home policies for employees who are able to work remotely. For those employees who are unable to work remotely, safety precautions have been instituted, which were developed and adopted in line with guidance from public health authorities and professional consultants. Currently, certain of our offices have partially reopened in the U.S. and in certain countries, and generally, our field sales teams are working with our bottler/distributors and retailers subject to certain safety protocols. During the COVID-19 pandemic, we have taken a number of steps to support our employees, including increasing employee communications, including topics such as mental health and family welfare; creating wellness hotlines and enhancing employee assistance programs; and conducting employee surveys to evaluate employee morale. We are incredibly proud of the teamwork exhibited by our employees, co-packers and bottlers/distributors around the world who are ensuring the integrity of our supply chain.

Customer Demand

Despite the ongoing impact of the COVID-19 pandemic, we achieved record fourth quarter net sales. While the performance in Europe, Middle East and Africa (“EMEA”) was solid in the fourth quarter, EMEA remained adversely affected by the COVID-19 pandemic.

Since mid-March 2020, we have seen a shift in consumer channel preferences and package configurations, including an increase in at-home consumption and a decrease in food service on-premise consumption.  Our sales in the 2020 second quarter were initially adversely affected as a result of a decrease in foot traffic in the convenience and gas channel (which is our largest channel) but improved sequentially from the latter half of the 2020 second quarter and throughout the 2020 third and fourth quarters. Our e-commerce, club store, mass merchandiser and grocery and related business continued to increase in 2020, while our food service on-premise business, which is a small channel for the Company, remained challenged. The duration of these trends and the magnitude of such impacts on future periods cannot be precisely estimated at this time, as they are affected by a number of factors (many of which are outside our control).

We have recently seen a resurgence of the COVID-19 pandemic in the Northern Hemisphere while cases in the Southern Hemisphere continue to increase. As a result, a number of countries, particularly in EMEA, have reinstituted lockdowns and other restrictions, which could further impact customer demand.

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

Our Distribution and Supply Chain

As of the date of this filing, we do not foresee a material impact on the ability of our co-packers to manufacture and our bottlers/distributors to distribute our products as a result of the COVID-19 pandemic. We are continually addressing the increase in our aluminum can requirements given our volume growth and the current supply constraints in the aluminum can industry. Overall, we are not experiencing significant raw material or finished product shortages and our supply chain remains intact. Depending on the duration of any COVID-19 pandemic related issues, we may experience material disruptions in our supply chain as the pandemic continues.

Liquidity and Capital Resources

As of the date of this filing, we expect to maintain substantial liquidity as we manage through the current environment as described in the “Liquidity and Capital Resources” section below.

Our Business

Overview

We develop, market, sell and distribute energy drink beverages and concentrates for energy drink beverages, primarily under the following brand names:

●     Monster Energy®

●     Monster Energy Ultra®

●     Monster Rehab®

●     Monster MAXX®

●     Java Monster®

●     Muscle Monster®

●     Espresso Monster®

●     Punch Monster®

●     Juice Monster®

●     Monster Hydro® Energy Water

●     Monster Hydro® Super Sport

●     Monster HydroSport Super Fuel®

●     Monster Super Fuel®

●     Monster Dragon Tea®

●     Reign Total Body Fuel®

●     Reign Inferno® Thermogenic Fuel

● NOS® ● Full Throttle® ● Burn® ● Mother® ● Nalu® ● Ultra Energy® ● Play® and Power Play® (stylized) ● Relentless® ● BPM® ● BU® ● Gladiator® ● Samurai® ● Live+® ● Predator® ● Fury®

Our net sales of $4.60 billion for the year ended December 31, 2020 represented record annual net sales. Net sales for the year ended December 31, 2020 were negatively impacted by $15.2 million related to product returns from our customers as a result of a European formulation issue with a limited number of products in Europe and a labeling issue concerning one product in Japan (the “Product Returns”). Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $48.2 million for the year ended December 31, 2020.

The vast majority of our net sales are derived from our Monster Energy® Drinks segment. Net sales of our Monster Energy® Drinks segment were $4.31 billion for the year ended December 31, 2020.  Net sales of our Strategic Brands segment were $266.4 million for the year ended December 31, 2020. Our Monster Energy® Drinks segment represented 93.6% and 92.9% of our net sales for the years ended December 31, 2020 and 2019, respectively. Our Strategic Brands segment represented 5.8% and 6.5% of our net sales for the years ended December 31, 2020 and 2019, respectively. Our Other segment represented 0.6% and 0.5% of our net sales for the years ended December 31, 2020 and 2019, respectively. Net sales for the Monster Energy® Drinks segment for the year ended December 31, 2020 were negatively impacted by $15.2 million related to the Product Returns.

Net changes in foreign currency exchange rates had an unfavorable impact on net sales in the Monster Energy® Drinks segment of approximately $44.0 million for the year ended December 31, 2020. Net changes in foreign currency exchange rates had an unfavorable impact on net sales in the Strategic Brands segment of approximately $4.2 million for the year ended December 31, 2020.

Our growth strategy includes expanding our international business. Net sales to customers outside the United States amounted to $1.51 billion, $1.33 billion and $1.09 billion for the years ended December 31, 2020, 2019 and 2018, respectively. Such sales were approximately 33%, 32% and 29% of net sales for the years ended December 31, 2020, 2019 and 2018, respectively. Net sales to customers outside the United States for the year ended December 31, 2020 were negatively impacted by $15.2 million related to the Product Returns.

Our customers are primarily full service beverage bottlers/distributors, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, foodservice customers, value stores, e-commerce retailers and the military. Percentages of our gross billings to our various customer types for the years ended December 31, 2020, 2019 and 2018 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such bottlers/distributors’ sales to their own customers.

	2020	2019	2018
U.S. full service bottlers/distributors	56%	58%	61%
International full service bottlers/distributors	34%	33%	31%
Club stores and e-commerce retailers	8%	7%	6%
Retail grocery, direct convenience, specialty chains and wholesalers	1%	1%	1%
Direct value stores and other	1%	1%	1%

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

Coca-Cola Consolidated, Inc. accounted for approximately 12%, 13% and 13% of our net sales for the years ended December 31, 2020, 2019 and 2018, respectively.

Reyes Coca-Cola Bottling, LLC accounted for approximately 11%, 11% and 12% of our net sales for the years ended December 31, 2020, 2019 and 2018, respectively.

Coca-Cola European Partners accounted for approximately 10% of our net sales for the years ended December 31, 2020, 2019 and 2018.

We continue to incur expenditures in connection with the development and introduction of new products and flavors.

Value Drivers of our Business

We believe that the key value drivers of our business include the following:

●	International Growth – The introduction, development and sustained profitability of our Monster Energy® brand internationally remains a key value driver for our corporate growth. One or more of our products are distributed in approximately 154 countries and territories worldwide.

●	Profitable Growth – We believe “functional” value-added beverage brands supported by marketing and innovation and targeted to a diverse consumer base, drive profitable growth. We continue to broaden our family of products to provide more alternatives to consumers and launched Reign Total Body Fuel® high performance energy drinks in the first quarter of 2019. We are focused on increasing the profit margins for both our Monster Energy® Drinks segment and our Strategic Brands segment, and believe that tailored branding, packaging, pricing and distribution channel strategies help achieve profitable growth. We are implementing these strategies with a view to continuing profitable growth.
●	Cost Management – The principal focus of cost management will continue to be on reducing input procurement and production costs on a per-case basis, including raw material costs and co-packing fees, as well as reducing freight costs by securing additional co-packing facilities strategically localized. Another key area of focus is to decrease promotional allowances, selling and general and administrative costs, including sponsorships, sampling, promotional and marketing expenses, as a percentage of net sales.
●	Efficient Capital Structure – Our capital structure is designed to optimize our working capital in order to finance expansion, both domestically and internationally. We believe that with our strong capital position, our ability to raise funds, if necessary, at a relatively low effective cost of borrowings, provides a competitive advantage. The reduction of days outstanding for accounts receivable and inventory days on hand will remain an area of focus.

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

Net sales, gross profit, operating income, net income and net income per share represent key measurements of the above value drivers. These measurements will continue to be a key management focus in 2021 and beyond (See “Part II, Item 7 – Results of Operations – Results of Operations for the Year Ended December 31, 2020, Compared to the Year Ended December 31, 2019”).

As of December 31, 2020, the Company had working capital of $2.39 billion compared to $1.66 billion as of December 31, 2019. The increase in working capital was primarily the result of the $1.41 billion of net income earned during the year ended December 31, 2020. For the year ended December 31, 2020, our net cash provided by operating activities was approximately $1.36 billion as compared to $1.11 billion for the year ended December 31, 2019. Principal uses of cash flows in 2020, were purchases of investments, repurchase of our common stock, development of our Monster Energy® brand internationally and acquisitions of real property, property and equipment. These principal uses of cash flows are expected to be and remain our principal recurring use of cash and working capital funds in the future (See “Part II, Item 7 – Liquidity and Capital Resources”).

Opportunities, Challenges and Risks

Looking forward, our management has identified certain challenges and risks for the beverage industry and the Company, including our significant commercial relationship with TCCC and TCCC’s status as a significant stockholder of the Company, in each case as described above under “Part I, Item 1A – Risk Factors.”

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

In addition, other key challenges and risks that could impact our Company’s future financial results include, but are not limited to:

●	the continuation or worsening of the COVID-19 pandemic;
●	the risks associated with the realization of benefits from our relationship with TCCC;
●	the impact of TCCC’s bottlers/distributors distributing Coca-Cola brand energy drinks;
●	changes in consumer preferences and demand for our products;
●	economic uncertainty in the United States, Europe and other countries in which we operate;
●	the risks associated with foreign currency exchange rate fluctuations;
●	maintenance of our brand image, product quality and corporate reputation;
●	increasing concern over various environmental, human rights and health matters, including obesity, caffeine consumption and energy drinks generally, and changes in regulation and consumer preferences in response to those concerns;
●	profitable expansion and growth of our family of brands in the competitive market place (See “Part I, Item 1 – Business – Competition” and “Part I, Item 1 – Business – Sales and Marketing”);
●	costs of establishing and promoting our brands internationally;
●	increases in costs of raw materials used by us;
●	restrictions on imports and sources of supply, duties or tariffs, changes in related government regulations and disruptions in the timely import or export of our products and/or ingredients due to port strikes and/or port congestion, delays due to the COVID-19 pandemic, related labor issues or other importation impediments;
●	protection of our existing intellectual property portfolio of trademarks and copyrights and the continuous pursuit to develop and protect new and innovative trademarks and copyrights for our expanding product lines;
●	limitations on available quantities of aluminum cans in general, and in particular, in certain package configurations such as the aluminum 24-ounce cap can and 550ml aluminum can utilizing BRE resealable lids;

●	limitations on co-packing availability, particularly for retort production as well for 550ml products utilizing BRE resealable lids;
●	the long-term impact of Brexit on our business in Europe and the United Kingdom; and
●	the imposition of additional regulation, including regulation restricting the sale of energy drinks, limiting caffeine content in beverages, requiring product labeling and/or warnings, imposing excise taxes and/or sales taxes, and/or limiting product size and/or age restrictions.

See “Part I, Item 1A – Risk Factors” for additional information about risks and uncertainties facing our Company.

We believe that the following opportunities exist for us:

●	domestic and international growth potential of our products;
●	growth potential of the energy drink category, both domestically and internationally;
●	planned and future new product and product line introductions with the objective of increasing sales and/or contributing to higher profitability;
●	the introduction of new package formats designed to generate strong revenue growth;
●	package, pricing and channel opportunities to increase profitable growth;
●	effective strategic positioning to capitalize on industry growth;
●	broadening distribution/expansion opportunities in both domestic and international markets;
●	launching and/or relaunching our products and new products into new domestic and international markets and channels; and
●	continued focus on reducing our cost base.

Results of Operations

The following table sets forth key statistics for the years ended December 31, 2020, 2019 and 2018, respectively.

(In thousands, except per share amounts)				Percentage	Percentage
				Change	Change
	2020	2019	2018	20 vs. 19	19 vs. 18
Net sales[1]	$4,598,638	$4,200,819	$3,807,183	9.5%	10.3%
Cost of sales	1,874,758	1,682,234	1,511,808	11.4%	11.3%
Gross profit*[1]	2,723,880	2,518,585	2,295,375	8.2%	9.7%
Gross profit as a percentage of net sales	59.2%	60.0%	60.3%

Operating expenses[2]	1,090,727	1,115,646	1,011,756	(2.2)%	10.3%
Operating expenses as a percentage of net sales	23.7%	26.6%	26.6%

Operating income[1,2]	1,633,153	1,402,939	1,283,619	16.4%	9.3%
Operating income as a percentage of net sales	35.5%	33.4%	33.7%

Other (expense) income, net	(6,996)	13,023	9,653	(153.7)%	34.9%

Income before provision for income taxes[1,2]	1,626,157	1,415,962	1,293,272	14.8%	9.5%

Provision for income taxes	216,563	308,127	300,268	(29.7)%	2.6%

Income taxes as a percentage of income before taxes	13.3%	21.8%	23.2%

Net income[1,2]	$1,409,594	$1,107,835	$993,004	27.2%	11.6%
Net income as a percentage of net sales	30.7%	26.4%	26.1%

Net income per common share:
Basic	$2.66	$2.04	$1.78	30.3%	14.6%
Diluted	$2.64	$2.03	$1.76	30.0%	15.2%

Case sales (in thousands) (in 192‑ounce case equivalents)	504,821	448,770	410,886	12.5%	9.2%

¹ Includes $42.1 million, $46.3 million and $44.4 million for the years ended December 31, 2020, 2019 and 2018, respectively, related to the recognition of deferred revenue.

2 Includes $0.2 million, $11.3 million and $26.6 million for the years ended December 31, 2020, 2019 and 2018, respectively, related to distributor termination costs.

*Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses. We include out-bound freight and warehouse costs in operating expenses rather than in cost of sales.

Results of Operations for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019.

Net Sales. Net sales were $4.60 billion for the year ended December 31, 2020, an increase of approximately $397.8 million, or 9.5% higher than net sales of $4.20 billion for the year ended December 31, 2019. The COVID-19 pandemic had an adverse impact on net sales for the year ended December 31, 2020. Net sales for the year ended December 31, 2020 were negatively impacted by $15.2 million related to the Product Returns. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $48.2 million for the year ended December 31, 2020.

Net sales for the Monster Energy® Drinks segment were $4.31 billion for the year ended December 31, 2020, an increase of approximately $401.2 million, or 10.3% higher than net sales of $3.90 billion for the year ended December 31, 2019. Net sales for the Monster Energy® Drinks segment increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks and increased sales by volume for our Reign Total Body Fuel® high performance energy drinks, both as a result of increased consumer demand. The COVID-19 pandemic had an adverse impact on net sales of the Monster Energy® Drinks segment for the year ended December 31, 2020. Net sales for the Monster Energy® Drinks segment for the year ended December 31, 2020 were negatively impacted by $15.2 million related to the Product Returns. Net changes in foreign currency exchange rates had an unfavorable impact on net sales for the Monster Energy® Drinks segment of approximately $44.0 million for the year ended December 31, 2020.

Net sales for the Strategic Brands segment were $266.4 million for the year ended December 31, 2020, a decrease of approximately $8.6 million, or 3.1% lower than net sales of $274.9 million for the year ended December 31, 2019. The COVID-19 pandemic had a material adverse impact on net sales of the Strategic Brands segment for the year ended December 31, 2020. The impact of the COVID-19 pandemic was more pronounced in the Strategic Brand segment, particularly in EMEA, as our largest revenue generating countries for this segment experienced extended lockdowns. Net changes in foreign currency exchange rates had an unfavorable impact on net sales for the Strategic Brands segment of approximately $4.2 million for the year ended December 31, 2020.

Net sales for the Other segment were $27.0 million for the year ended December 31, 2020, an increase of approximately $5.2 million, or 23.7% higher than net sales of $21.9 million for the year ended December 31, 2019.

Case sales, in 192-ounce case equivalents, were 504.8 million cases for the year ended December 31, 2020, an increase of approximately 56.1 million cases or 12.5% higher than case sales of 448.8 million cases for the year ended December 31, 2019. The overall average net sales per case (excluding net sales of AFF Third-Party Products of $27.0 million and $21.9 million for the years ended December 31, 2020 and 2019, respectively, as these sales do not have unit case equivalents) decreased to $9.06 for the year ended December 31, 2020, which was 2.8% lower than the average net sales per case of $9.31 for the year ended December 31, 2019.

Gross Profit.  Gross profit was $2.72 billion for the year ended December 31, 2020, an increase of approximately $205.3 million, or 8.2% higher than the gross profit of $2.52 billion for the year ended December 31, 2019. The increase in gross profit dollars was primarily the result of the $401.2 million increase in net sales of our Monster Energy® Drinks segment for the year ended December 31, 2020.

Gross profit as a percentage of net sales decreased to 59.2% for the year ended December 31, 2020 from 60.0% for the year ended December 31, 2019. The decrease in gross profit as a percentage of net sales for the year ended December 31, 2020 was primarily the result of the impact of the Product Returns, associated inventory provisions and other related costs as well as geographical sales mix. Gross profit as a percentage of net sales (excluding the Product Returns, associated inventory provisions and other related costs) was 59.6% for the year ended December 31, 2020.

Operating Expenses.  Total operating expenses were $1.09 billion for the year ended December 31, 2020, a decrease of approximately $24.9 million, or 2.2% lower than total operating expenses of $1.12 billion for the year ended December 31, 2019. The decrease in operating expenses was primarily due to decreased expenditures of $46.7 million for sponsorship and endorsements, decreased expenditures of $27.7 million for travel and entertainment, each largely as a consequence of the COVID-19 pandemic, decreased expenditures of $14.7 million for legal settlements and decreased expenditures of $11.1 million related to the costs associated with distributor terminations. The costs for certain postponed or rescheduled events have been, or may be, deferred to future periods. Due to the uncertainty surrounding the COVID-19 pandemic, we are unable to estimate in what future periods, if any, such deferred sponsorship and endorsement costs will be recognized. Provision for legal settlements for the year ended December 31, 2020 was lower by $14.7 million than in the comparable 2019 period. The decrease in operating expenses was partially offset by increased payroll expenses of $43.1 million (of which $6.9 million was related to an increase in stock-based compensation), increased expenditures of $25.3 million for social media and digital marketing, and increased out-bound freight and warehouse costs of $21.7 million.

Operating Income.  Operating income was $1.63 billion for the year ended December 31, 2020, an increase of approximately $230.2 million, or 16.4% higher than operating income of $1.40 billion for the year ended December 31, 2019. Operating income as a percentage of net sales was 35.5% and 33.4% for the years ended December 31, 2020 and December 31, 2019, respectively. Operating income was $270.8 million and $229.2 million for the years ended December 31, 2020 and 2019, respectively, in connection with our operations in Europe, Middle East and Africa (“EMEA”), Asia Pacific and South America.

Operating income for the Monster Energy® Drinks segment, exclusive of corporate and unallocated expenses, was $1.82 billion for the year ended December 31, 2020, an increase of approximately $254.4 million, or 16.2% higher than operating income of $1.57 billion for the year ended December 31, 2019. The increase in operating income for the Monster Energy® Drinks segment was primarily the result of the $401.2 million increase in net sales of our Monster Energy® Drinks segment for the year ended December 31, 2020.

Operating income for the Strategic Brands segment, exclusive of corporate and unallocated expenses, was $155.0 million for the year ended December 31, 2020, a decrease of approximately $9.0 million, or 5.5% lower than operating income of $164.1 million for the year ended December 31, 2019.

Operating income for the Other segment, exclusive of corporate and unallocated expenses, was $5.9 million for the year ended December 31, 2020, an increase of approximately $2.3 million, or 62.3% higher than operating income of $3.7 million for the year ended December 31, 2019.

Other (Expense) Income, net.  Other non-operating (expense) income, net, was $(7.0) million for the year ended December 31, 2020, as compared to other non-operating (expense) income, net, of $13.0 million for the year ended December 31, 2019. Foreign currency transaction losses were $11.2 million and $4.1 million for the years ended December 31, 2020 and 2019, respectively. Interest income was $8.1 million and $17.8 million for the years ended December 31, 2020 and 2019, respectively.

Provision for Income Taxes.  Provision for income taxes was $216.6 million for the year ended December 31, 2020, a decrease of $91.6 million, or 29.7% lower than the provision for income taxes of $308.1 million for the year ended December 31, 2019. The effective combined federal, state and foreign tax rate decreased to 13.3% from 21.8% for the year ended December 31, 2020 and 2019, respectively. The decrease in the effective tax rate was primarily attributable to a non-recurring tax benefit of approximately $165.1 million due to an intra-entity transfer of intangible assets between certain of the Company’s foreign subsidiaries which resulted in a step-up of the tax-deductible basis in the transferred assets in a foreign jurisdiction, and created a temporary difference between the tax basis and the book basis for such intangible assets.  The decrease in the effective tax rate was partially offset by the decrease in the equity compensation deduction.

Net Income.  Net income was $1.41 billion for the year ended December 31, 2020, an increase of $301.8 million, or 27.2% higher than net income of $1.11 billion for the year ended December 31, 2019. The increase in net income was primarily due to the $205.3 million increase in gross profit, the decrease in the provision for income taxes of $91.6 million and the decrease in operating expenses of $24.9 million.

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

Net sales for the Monster Energy® Drinks segment were $3.90 billion for the year ended December 31, 2019, an increase of approximately $405.6 million, or 11.6% higher than net sales of $3.50 billion for the year ended December 31, 2018. Net sales for the Monster Energy® Drinks segment increased primarily due to (i) sales of our Reign Total Body Fuel® high performance energy drinks, introduced in the first quarter of 2019, (ii) the price increases described above, and (iii) increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had an unfavorable impact on net sales for the Monster Energy® Drinks segment of approximately $59.6 million for the year ended December 31, 2019.

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

Operating income for the Monster Energy® Drinks segment, exclusive of corporate and unallocated expenses, was $1.57 billion for the year ended December 31, 2019, an increase of approximately $195.0 million, or 14.2% higher than operating income of $1.37 billion for the year ended December 31, 2018. The increase in operating income for the Monster Energy® Drinks segment was primarily the result of the $405.6 million increase in net sales of our Monster Energy® Drinks segment for the year ended December 31, 2019.

Operating income for the Strategic Brands segment, exclusive of corporate and unallocated expenses, was $164.1 million for the year ended December 31, 2019, a decrease of approximately $12.5 million, or 7.1% lower than operating income of $176.5 million for the year ended December 31, 2018.

Operating income for the Other segment, exclusive of corporate and unallocated expenses, was $3.7 million for the year ended December 31, 2019, a decrease of approximately $1.7 million, or 31.9% lower than operating income of $5.4 million for the year ended December 31, 2018.

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

Key Business Metrics

We use certain key metrics and financial measures not prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) to evaluate and manage our business.  For a further discussion of how we use key metrics and certain non-GAAP financial measures, see “Non-GAAP Financial Measures and Other Key Metrics”.

Non-GAAP Financial Measures and Other Key Metrics

Year Ended December 31, 2020 compared to the Year Ended December 31, 2019.

Gross Billings**. Gross Billings were $5.33 billion for the year ended December 31, 2020, an increase of approximately $507.3 million, or 10.5% higher than gross billings of $4.82 billion for the year ended December 31, 2019.

The COVID-19 pandemic had an adverse impact on gross billings for the year ended December 31, 2020. Gross billings for the year ended December 31, 2020 were negatively impacted by $15.2 million related to the Product Returns. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings of approximately $50.0 million for the year ended December 31, 2020.

Gross billings for the Monster Energy® Drinks segment were $4.99 billion for the year ended December 31, 2020, an increase of approximately $509.4 million, or 11.4% higher than gross billings of $4.49 billion for the year ended December 31, 2019. Gross billings for the Monster Energy® Drinks segment increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks and increased sales by volume for our Reign Total Body Fuel® high performance energy drinks, both as a result of increased consumer demand. The COVID-19 pandemic had an adverse impact on gross billings of the Monster Energy® Drinks segment for the year ended December 31, 2020. Gross billings for the Monster Energy® Drinks segment for the year ended December 31, 2020 were negatively impacted by $15.2 million related to the Product Returns. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings for the Monster Energy® Drinks segment of approximately $45.8 million for the year ended December 31, 2020.

Gross billings for the Strategic Brands segment were $305.4 million for the year ended December 31, 2020, a decrease of approximately $7.3 million, or 2.3% lower than gross billings of $312.7 million for the year ended December 31, 2019. The COVID-19 pandemic had a material adverse impact on gross billings of the Strategic Brands segment for the year ended December 31, 2020. The impact of the COVID-19 pandemic was more pronounced in the Strategic Brands segment, particularly in EMEA, as our largest revenue generating countries for this segment experienced extended lockdowns. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings for the Strategic Brands segment of approximately $4.2 million for the year ended December 31, 2020.

Gross billings for the Other segment were $27.0 million for the year ended December 31, 2020, an increase of approximately $5.2 million, or 23.7% higher than gross billings of $21.9 million for the year ended December 31, 2019.

Promotional allowances, commissions and other expenses***. Promotional allowances, commissions and other expenses, as described in the footnote below, were $772.2 million for the year ended December 31, 2020, an increase of $105.3 million, or 15.8% higher than promotional allowances, commissions and other expenses of $666.9 million for the year ended December 31, 2019. Promotional allowances, commissions and other expenses as a percentage of gross billings increased to 14.5% from 13.8% for the years ended December 31, 2020 and 2019, respectively.

Amounts received from certain bottlers/distributors at inception of their distribution contracts or at the inception of certain sales/marketing programs are accounted for as deferred revenue and are recognized as revenue ratably over the anticipated life of the respective distribution contract, generally 20 years, or through completion of the sales/marketing program. Revenue recognized was $42.1 million and $46.3 million for the years ended December 31, 2020 and 2019, respectively.

Year Ended December 31, 2019 compared to the Year Ended December 31, 2018.

Gross Billings.  Gross billings were $4.82 billion for the year ended December 31, 2019, an increase of approximately $436.1 million, or 9.9% higher than gross billings of $4.39 billion for the year ended December 31, 2018. Gross billings for the year ended December 31, 2019 were positively impacted by approximately $101.9 million as a result of the U.S. Price Increase and the Canada Price Increase, on certain of our Monster Energy® brand energy drinks. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings of approximately $82.5 million for the year ended December 31, 2019.

Gross billings for the Monster Energy® Drinks segment were $4.49 billion for the year ended December 31, 2019, an increase of approximately $451.6 million, or 11.2% higher than gross billings of $4.04 billion for the year ended

December 31, 2018. Gross billings for the Monster Energy® Drinks segment increased primarily due to (i) sales of our Reign Total Body Fuel® high performance energy drinks, introduced in the first quarter of 2019, (ii) the price increases described above, and (iii) increased sales by volume of our Monster Energy® brand energy drinks as a result of increased domestic and international consumer demand. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings for the Monster Energy® Drinks segment of approximately $72.9 million for the year ended December 31, 2019.

Gross billings for the Strategic Brands segment were $312.7 million for the year ended December 31, 2019, a decrease of $14.4 million, or 4.4% lower than gross billings of $327.1 million for the year ended December 31, 2018. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings in the Strategic Brands segment of approximately $9.6 million for the year ended December 31, 2019.

Gross billings for the Other segment were $21.9 million for the year ended December 31, 2019, a decrease of $1.1 million, or 4.6% lower than gross billings of $22.9 million for the year ended December 31, 2018.

Promotional allowances, commissions and other expenses. Promotional allowances, commissions and other expenses, as described in the footnote below, were $666.9 million for the year ended December 31, 2019, an increase of $44.5 million, or 7.2% higher than promotional allowances, commissions and other expenses of $622.3 million for the year ended December 31, 2018. Promotional allowances, commissions and other expenses as a percentage of gross billings decreased to 13.8% from 14.2% for the years ended December 31, 2019 and 2018, respectively.

Amounts received from certain bottlers/distributors at inception of their distribution contracts or at the inception of certain sales/marketing programs are accounted for as deferred revenue and are recognized as revenue ratably over the anticipated life of the respective distribution contract, generally 20 years, or through completion of the sales/marketing program. Revenue recognized was $46.3 million and $44.3 million for the years ended December 31, 2019 and 2018, respectively.

**Gross Billings (titled Gross Sales in prior filings) represent amounts invoiced to customers net of cash discounts and returns.  Gross billings are used internally by management as an indicator of and to monitor operating performance, including sales performance of particular products, salesperson performance, product growth or declines and is useful to investors in evaluating overall Company performance. The use of gross billings allows evaluation of sales performance before the effect of any promotional items, which can mask certain performance issues. We therefore believe that the presentation of gross billings provides a useful measure of our operating performance. The use of gross billings is not a measure that is recognized under GAAP and should not be considered as an alternative to net sales, which is determined in accordance with GAAP, and should not be used alone as an indicator of operating performance in place of net sales. Additionally, gross billings may not be comparable to similarly titled measures used by other companies, as gross billings has been defined by our internal reporting practices. In addition, gross billings may not be realized in the form of cash receipts as promotional payments and allowances may be deducted from payments received from certain customers.

The following table reconciles the non-GAAP financial measure of gross billings with the most directly comparable GAAP financial measure of net sales:

				Percentage	Percentage
In thousands				Change	Change
	2020	2019	2018	20 vs. 19	19 vs. 18
Gross Billings	$5,328,683	$4,821,411	$4,385,262	10.5%	9.9%
Deferred Revenue	42,110	46,287	44,260	(9.0%)	4.6%
Less: Promotional allowances, commissions and other expenses***	(772,155)	(666,879)	(622,339)	15.8%	7.2%
Net Sales	$4,598,638	$4,200,819	$3,807,183	9.5%	10.3%

***Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the presentation thereof does not conform to GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances primarily include consideration given to our bottlers/distributors or retail customers including, but not limited to the following: (i) discounts granted off list prices to support price promotions to end-consumers by retailers; (ii) reimbursements given to our bottlers/distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (iii) our agreed share of fees given to bottlers/distributors and/or directly to retailers for advertising, in-store marketing and promotional activities; (iv) our agreed share of slotting, shelf space allowances and other fees given directly to retailers, club stores and/or wholesalers; (v) incentives given to our bottlers/distributors and/or retailers for achieving or exceeding certain predetermined sales goals; (vi) discounted or free products; (vii) contractual fees given to our bottlers/distributors related to sales made by us direct to certain customers that fall within the bottlers’/distributors’ sales territories; and (viii) certain commissions paid based on sales to our bottlers/distributors. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. Promotional and other allowances constitute a material portion of our marketing activities. Our promotional allowance programs with our numerous bottlers/distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year. The primary drivers of our promotional and other allowance activities for the years ended December 31, 2020 and 2019 were (i) to increase sales volume and trial, (ii) to address market conditions, and (iii) to secure shelf and display space at retail.

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

	2020	2019	2018	2017	2016
Net Sales (in Thousands)
Quarter 1	$1,062,097	$945,991	$850,921	$742,146	$680,186
Quarter 2	1,093,896	1,104,045	1,015,873	907,068	827,488
Quarter 3	1,246,362	1,133,577	1,016,160	909,476	787,954
Quarter 4	1,196,283	1,017,206	924,229	810,355	753,765
Total	$4,598,638	$4,200,819	$3,807,183	$3,369,045	$3,049,393

Less: AFF third party net sales (in Thousands)
Quarter 1	$(5,105)	$(5,321)	$(4,657)	$(5,539)	$—
Quarter 2	(6,644)	(5,791)	(6,623)	(6,174)	(6,635)
Quarter 3	(8,618)	(5,860)	(6,573)	(5,200)	(5,686)
Quarter 4	(6,671)	(4,893)	(5,067)	(4,692)	(4,690)
Total	$(27,038)	$(21,865)	$(22,920)	$(21,605)	$(17,011)

Adjusted Net Sales (in Thousands)¹
Quarter 1	$1,056,992	$940,670	$846,264	$736,607	$680,186
Quarter 2	1,087,252	1,098,254	1,009,250	900,894	820,853
Quarter 3	1,237,744	1,127,717	1,009,587	904,276	782,268
Quarter 4	1,189,612	1,012,313	919,162	805,663	749,075
Total	$4,571,600	$4,178,954	$3,784,263	$3,347,440	$3,032,382

Unit Case Volume / Sales (in Thousands)
Quarter 1	115,598	101,284	92,315	79,992	72,653
Quarter 2	116,960	119,595	110,057	97,233	87,574
Quarter 3	139,922	121,854	111,038	96,184	82,767
Quarter 4	132,341	106,037	97,476	86,548	77,966
Total	504,821	448,770	410,886	359,957	320,960

Adjusted Average Net Sales Per Case
Quarter 1	$9.14	$9.29	$9.17	$9.21	$9.36
Quarter 2	9.30	9.18	9.17	9.27	9.37
Quarter 3	8.85	9.25	9.09	9.40	9.45
Quarter 4	8.99	9.55	9.43	9.31	9.61
Total	$9.06	$9.31	$9.21	$9.30	$9.45

1Excludes Other segment net sales of $27.0 million, $21.9 million, $22.9 million, $21.6 million and $17.0 million for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, respectively, comprised of sales of our AFF Third-Party Products to independent third parties as these sales do not have unit case equivalents.

The following represents case sales by segment for the years ended December 31:

(In thousands, except average net sales per case)	2020	2019	2018	2017	2016
Net sales	$4,598,638	$4,200,819	$3,807,183	$3,369,045	$3,049,393
Less: AFF third-party sales	(27,038)	(21,865)	(22,920)	(21,605)	(17,011)
Adjusted net sales[1]	$4,571,600	$4,178,954	$3,784,263	$3,347,440	$3,032,382

Case sales by segment:
Monster Energy® Drinks	428,596	377,551	338,880	289,105	256,323
Strategic Brands	76,225	71,219	72,006	70,852	64,637
Other	—	—	—	—	—
Total case sales	504,821	448,770	410,886	359,957	320,960
Average net sales per case	$9.06	$9.31	$9.21	$9.30	$9.45

1Excludes Other segment net sales of $27.0 million, $21.9 million, $22.9 million, $21.6 million and $17.0 million for the years ended December 31, 2020, 2019, 2018, 2017, and 2016, respectively, comprised of sales of our AFF Third-Party Products to independent third parties as these sales do not have unit case equivalents.

Inflation

We do not believe that inflation had a significant impact on our results of operations for the years ended December 31, 2020, 2019 or 2018.

Liquidity and Capital Resources

Cash flows provided by operating activities. Cash provided by operating activities was $1.36 billion for the year ended December 31, 2020, as compared with cash provided by operating activities of $1.11 billion for the year ended December 31, 2019.

For the year ended December 31, 2020, cash provided by operating activities was primarily attributable to net income earned of $1.41 billion and adjustments for certain non-cash expenses, consisting of $61.0 million of depreciation and amortization, $70.3 million of stock-based compensation and $8.7 million of intangible impairments. For the year ended December 31, 2020, cash provided by operating activities also increased due to a $30.3 million decrease in inventories, a $26.4 million increase in accrued liabilities, an $18.7 million increase in accounts payable, a $13.8 million increase in accrued promotional allowances, a $10.4 million increase in income taxes payable, a $7.5 million increase in accrued compensation, a $5.5 million decrease in prepaid income taxes and a $1.0 million decrease in prepaid expenses and other assets. For the year ended December 31, 2020, cash used in operating activities was primarily attributable to a $156.9 million increase in deferred income taxes, a $120.1 million increase in accounts receivable and a $21.5 million decrease in deferred revenue.

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

Cash flows used in investing activities. Net cash used in investing activities was $472.5 million for the year ended December 31, 2020 as compared to cash used in investing activities of $326.7 million for the year ended December 31, 2019.

For both the years ended December 31, 2020 and 2019, cash provided by investing activities was primarily attributable to sales of available-for-sale investments. For both the years ended December 31, 2020 and 2019, cash used in investing activities was primarily attributable to purchases of available-for-sale investments. For both the years ended December 31, 2020 and 2019, cash used in investing activities also included the acquisition of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, real property, computer software, equipment used for sales and administrative activities, certain leasehold improvements, improvements to real property as well as the acquisition, defense and maintenance of trademarks. We expect to continue to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, leasehold improvements, the acquisition of capital equipment (specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products and to develop our brand in international markets) and for other corporate purposes. From time to time, we may also use cash to purchase additional real property related to our beverage business and/or acquire compatible businesses.

Cash flows used in financing activities.  Cash used in financing activities was $526.1 million for the year ended December 31, 2020 as compared to cash used in financing activities of $628.5 million for the year ended December 31, 2019. The cash flows used in financing activities for both the years ended December 31, 2020 and 2019 was primarily the result of the repurchases of our common stock. The cash flows provided by financing activities for both the years ended December 31, 2020, and 2019 was primarily attributable to the issuance of our common stock.

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

Cash and cash equivalents, short-term and long-term investments – As of December 31, 2020, we had $1.18 billion in cash and cash equivalents, $881.4 million in short-term investments and $44.3 million in long-term investments, including certificates of deposit, commercial paper, U.S. government agency securities, U.S. treasuries, and to a lesser extent, municipal securities. We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical rating organizations) in selecting and maintaining our investments. We regularly assess market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Of our $1.18 billion of cash and cash equivalents held at December 31, 2020, $677.1 million was held by our foreign subsidiaries. No short-term or long-term investments were held by our foreign subsidiaries at December 31, 2020.

We believe that cash available from operations, including our cash resources and our revolving line of credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of shares of our common stock, as well as purchases of capital assets, equipment and properties, through at least the next 12 months. Based on our current plans, capital expenditures (exclusive of common stock repurchases) are currently estimated to be approximately $150.0 million through December 31, 2021.  However, future business opportunities may cause a change in this estimate.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of December 31, 2020:

	Payments due by period (in thousands)
		Less than	1‑3	3‑5	More than
Obligations	Total	1 year	years	years	5 years

Contractual Obligations¹	$129,255	$97,979	$31,223	$53	$—
Finance Leases	828	803	22	3	—
Operating Leases	24,393	3,785	5,518	3,502	11,588
Purchase Commitments²	101,815	101,815	—	—	—
	$256,291	$204,382	$36,763	$3,558	$11,588

1 Contractual obligations include our obligations related to sponsorships and other commitments.

2 Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms, but are generally satisfied within one year.

In addition, approximately $0.7 million of unrecognized tax benefits have been recorded as liabilities as of December 31, 2020. It is expected that the amount of unrecognized tax benefits will not significantly change within the next 12 months. As of December 31, 2020, we had $0.1 million of accrued interest and penalties related to unrecognized tax benefits.

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

Investments – The Company’s investments in debt securities are classified as either held-to-maturity, available-for-sale or trading, in accordance with FASB ASC 320. Held-to-maturity securities are those securities that the Company has the positive intent and ability to hold until maturity. Trading securities are those securities that the Company intends to sell in the near term. All other securities not included in the held-to-maturity or trading category are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost which approximates fair market value. Trading securities are carried at fair value with unrealized gains and losses charged to earnings. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded within accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. Under FASB ASC 326-30-35, a security is considered to be impaired if the fair value of the security is less than its amortized cost basis. Where the decline in fair value below the amortized cost basis has resulted from a credit loss, the Company will record an impairment relating to credit losses through an allowance for credit losses. The allowance is limited by the amount that the fair value is less than the amortized cost basis. Impairment that has not been recorded through an allowance for credit losses is recorded through other comprehensive income (loss), net of applicable taxes. The Company evaluates whether the decline in fair value of its investments has resulted from credit loss or other factors at each quarter-end. This evaluation consists of a review by management, and includes market pricing information and maturity dates for the securities held, market and economic trends in the industry and information on the issuer’s financial condition and, if applicable, information on the guarantors’ financial condition. Factors considered in determining whether an impairment has resulted from credit loss or other factors include the length of time and extent to which the investment’s fair value has been less than its cost basis, the financial condition and near-term prospects of the issuer and guarantors, including any specific events which may influence the operations of the issuer and our intent and ability to retain the investment for a reasonable period of time sufficient to allow for any anticipated recovery of fair value.

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

Goodwill – The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not amortized; instead goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If the Company reasonably determines that it is more-likely-than-not that the fair value is less than the carrying value, the Company performs its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The Company will recognize an impairment for the amount by which the carrying amount exceeds a reporting unit’s fair value. For the years ended December 31, 2020, 2019 and 2018 there were no impairments recorded and there are no accumulated impairment balances.

Other Intangibles – Other Intangibles are comprised of trademarks that represent the Company’s exclusive ownership of the Monster Energy®, ®, Monster Energy Ultra®, Unleash the Beast!®, Monster Rehab®, Java Monster®, Monster Hydro®, Monster HydroSport Super Fuel®, Monster Super Fuel®, Espresso Monster®, Monster Energy Extra Strength Nitrous Technology®, Muscle Monster®, Punch Monster®, Juice Monster®, Reign Total Body Fuel®, Reign Inferno®, M3(stylized)®, BU®, Nalu®, NOS®, Full Throttle®, Burn®, Mother®, Ultra Energy®, Play® and Power Play® (stylized), Gladiator®, Relentless®, Samurai®, Predator® and BPM® trademarks, all used in connection with the manufacture, sale and distribution of beverages. The Company also owns in its own right a number of other trademarks, flavors and formulas in the United States, as well as in a number of countries around the world. In addition, in 2016 through our acquisition of AFF, we secured the intellectual property of our most important flavors for certain of our Monster Energy® Brand energy drinks in perpetuity. In accordance with FASB ASC 350, intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of its indefinite-lived assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. The Company amortizes its intangibles with finite useful lives over their respective useful lives. For the year ended December 31, 2020, an impairment charge of $8.7 million was recorded to intangibles. For the years ended December 31, 2019 and 2018 no impairments were recorded.

Long-Lived Assets – Management regularly reviews property and equipment and other long-lived assets, including certain definite-lived intangible assets, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, management then prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated using the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. For the years ended December 31, 2020, 2019 and 2018, there were no impairment indicators identified. Long-lived assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell.

Foreign Currency Translation and Transactions – The accounts of the Company’s foreign subsidiaries are translated in accordance with FASB ASC 830. Foreign currency transaction gains and losses are recognized in other income, net, at the time they occur. Net foreign currency exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries whose functional currency is not the U.S. dollar are recorded as a part of accumulated other comprehensive income (loss) in stockholders’ equity. Unrealized foreign currency exchange gains and losses on certain intercompany transactions that are of a long-term investment nature (i.e., settlement is not planned or anticipated in the foreseeable future) are also recorded in accumulated other comprehensive income (loss) in stockholders’ equity. During the years ended December 31, 2020, 2019 and 2018, we entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries non-functional currency denominated assets and liabilities. All foreign currency exchange contracts outstanding as of December 31, 2020 have terms of three months or less. We do not enter into forward currency exchange contracts for speculation or trading purposes.

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

The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. Certain of the Company’s bottlers/distributors may also perform a separate function as a co-packer on the Company’s behalf. In such cases, control of the Company’s products passes to such bottlers/distributors when they notify the Company that they have taken possession or transferred the relevant portion of the Company’s finished goods. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of December 31, 2020 and December 31, 2019.

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

Promotional and other allowances (variable consideration) recorded as a reduction to net sales, primarily include consideration given to the Company’s bottlers/distributors or retail customers including, but not limited to the following:

●	discounts granted off list prices to support price promotions to end-consumers by retailers;
●	reimbursements given to the Company’s bottlers/distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products;
●	the Company’s agreed share of fees given to bottlers/distributors and/or directly to retailers for advertising, in-store marketing and promotional activities;

●	the Company’s agreed share of slotting, shelf space allowances and other fees given directly to retailers;
●	incentives given to the Company’s bottlers/distributors and/or retailers for achieving or exceeding certain predetermined sales goals;
●	discounted or free products;
●	contractual fees given to the Company’s bottlers/distributors related to sales made directly by the Company to certain customers that fall within the bottlers’/distributors’ sales territories; and
●	commissions paid to TCCC based on our sales to certain wholly-owned subsidiaries of TCCC and/or to certain companies accounted for under the equity method by TCCC.

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

Cost of Sales – Cost of sales consists of the costs of flavors, concentrates, supplement ingredients and/or beverage bases, the costs of raw materials utilized in the manufacture of beverages, co-packing fees, repacking fees, in-bound freight charges, as well as internal transfer costs, warehouse expenses incurred prior to the manufacture of the Company’s finished products and certain quality control costs. In addition, the Company includes in costs of sales certain costs such as depreciation, amortization and payroll costs that relate to the direct manufacture by the Company of certain flavors and concentrates. Raw materials account for the largest portion of cost of sales. Raw materials include cans, bottles, other containers, flavors, ingredients and packaging materials.

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

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside our control and involve a number of risks, uncertainties and other factors, that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

●	The human and economic consequences of the COVID-19 pandemic, as well as the measures taken or that may be taken in the future by governments, and consequently, businesses (including the Company and its suppliers, bottlers/ distributors, co-packers and other service providers) and the public at large to limit the COVID-19 pandemic;
●	The impact on consumer demand of the resurgence of the COVID-19 pandemic, resulting in a number of countries, particularly in EMEA, reinstituting lockdowns and other restrictions as well as the impact of possible resurgences in other countries;
●	Fluctuations in growth and/or growth rates and/or decline in sales of the domestic and international energy drink categories generally, including in the convenience and gas channel (which is our largest channel) and the impact on demand for our products resulting from deteriorating economic conditions and/or financial uncertainties due to the COVID-19 pandemic;

●	The impact of temporary plant closures, production slowdowns and disruptions in operations experienced by our suppliers, bottlers/distributors and/or co-packers as a result of the COVID-19 pandemic, including any material disruptions on the production and distribution of our products;
●	The impact of the reduction in our sponsorship and endorsement activities as well as our sampling activities as a result of COVID-19 on our future sales and market share;
●	We have extensive commercial arrangements with TCCC and, as a result, our future performance is substantially dependent on the success of our relationship with TCCC;
●	The impact of TCCC’s bottlers/distributors distributing Coca-Cola brand energy drinks and possible reductions in the number of our SKUs carried by such bottlers/distributors and/or such bottlers/distributors imposing limitations on distributing new product SKUs;
●	Closures of, and continued restrictions on, on-premise retailers and other establishments which sell our products as the result of the COVID-19 pandemic;
●	The limitation or reduction by our suppliers, bottlers/distributors and/or co-packers of their activities and/or operations during the COVID-19 pandemic;
●	The impact of the COVID-19 pandemic on our product sampling programs;
●	The effect of TCCC being one of our significant stockholders and the potential divergence of TCCC’s interests from those of our other stockholders;
●	Our ability to maintain relationships with TCCC system bottlers/distributors and manage their ongoing commitment to focus on our products;
●	Disruption in distribution channels and/or decline in sales due to the termination and/or insolvency of existing and/or new domestic and/or international bottlers/distributors;
●	Lack of anticipated demand for our products in domestic and/or international markets;
●	Fluctuations in the inventory levels of our bottlers/distributors, planned or otherwise, and the resultant impact on our revenues;
●	Unfavorable regulations, including taxation requirements, age restrictions imposed on the sale, purchase, or consumption of our products, marketing restrictions, product registration requirements, tariffs, trade restrictions, container size limitations and/or ingredient restrictions;
●	The effect of inquiries from, and/or actions by, state attorneys general, the Federal Trade Commission (the “FTC”), the Food and Drug Administration (the “FDA”), municipalities, city attorneys, other government agencies, quasi-government agencies, government officials (including members of U.S. Congress) and/or analogous central and local agencies and other authorities in the foreign countries in which our products are manufactured and/or distributed, into the advertising, marketing, promotion, ingredients, sale and/or consumption of our energy drink products, including voluntary and/or required changes to our business practices;
●	Our ability to comply with laws, regulations and evolving industry standards regarding consumer privacy and data use and security, including with respect to the General Data Protection Regulation and the California Consumer Privacy Act of 2018;
●	Our ability to achieve profitability and/or repatriate cash from certain of our operations outside the United States;
●	Our ability to manage legal and regulatory requirements in foreign jurisdictions, potential difficulties in staffing and managing foreign operations and potentially higher incidence of fraud or corruption and credit risk of foreign customers and/or bottlers/distributors;
●	Changes in U.S. tax laws as a result of any legislation proposed by the new U.S. Presidential Administration or U.S. Congress, which may include efforts to change or repeal the 2017 Tax Cuts and Jobs Act and the federal corporate income tax rate reduction;
●	Our ability to produce our products in international markets in which they are sold, thereby reducing freight costs and/or product damages;
●	Our ability to absorb, reduce or pass on to our bottlers/distributors increases in freight costs;
●	Our ability to effectively manage our inventories and/or our accounts receivables;

●	Our foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities denominated in currencies other than the U.S. dollar, which will continue to increase as foreign sales increase;
●	Uncertainties surrounding the long-term impact of the United Kingdom’s departure from the European Union (or “Brexit”);
●	Changes in accounting standards may affect our reported profitability;
●	Implications of the Organization for Economic Cooperation and Development’s base erosion and profit shifting project;
●	Any proceedings which may be brought against us by the Securities and Exchange Commission (the “SEC”), the FDA, the FTC or other governmental agencies or bodies;
●	The outcome and/or possibility of future shareholder derivative actions or shareholder securities litigation that may be filed against us and/or against certain of our officers and directors, and the possibility of other private shareholder litigation;
●	The outcome of product liability or consumer fraud litigation and/or class action litigation (or its analog in foreign jurisdictions) regarding the safety of our products and/or the ingredients in and/or claims made in connection with our products and/or alleging false advertising, marketing and/or promotion, and the possibility of future product liability and/or class action lawsuits;
●	Exposure to significant liabilities due to litigation, legal or regulatory proceedings;
●	Intellectual property injunctions;
●	Unfavorable resolution of tax matters;
●	Uncertainty and volatility in the domestic and global economies, including risk of counterparty default or failure;
●	Our ability to address any significant deficiencies or material weakness in our internal controls over financial reporting;
●	Our ability to continue to generate sufficient cash flows to support our expansion plans and general operating activities;
●	Decreased demand for our products resulting from changes in consumer preferences, including changes in demand for different packages, sizes and configurations, obesity and other perceived health concerns, including concerns relating to certain ingredients in our products or packaging, product safety concerns and/or from decreased consumer discretionary spending power;
●	Adverse publicity surrounding obesity and health concerns related to our products, product safety and quality, water usage, environmental impact and sustainability, human rights, our culture, workforce and labor and workplace laws;
●	Changes in demand that are weather related and/or for other reasons, including changes in product category and/or package consumption and changes in cost and availability of certain key ingredients including aluminum cans, as well as disruptions to the supply chain, as a result of climate change and extreme weather conditions;
●	The impact of unstable political conditions, civil unrest, large scale terrorist acts, the outbreak or escalation of armed hostilities, major natural disasters and extreme weather conditions, or widespread outbreaks of infectious diseases (such as the COVID-19 pandemic);
●	The impact on our business of competitive products and pricing pressures and our ability to gain or maintain our share of sales in the marketplace as a result of actions by competitors, including unsubstantiated and/or misleading claims, false advertising claims and tortious interference, as well as competitors selling misbranded products;
●	The impact on our business of trademark and trade dress infringement proceedings brought against us relating to our brands, including our Reign Total Body Fuel® high performance energy drinks, which could result in an injunction barring us from selling certain of our products and/or require changes to be made to our current trade dress;
●	Our ability to introduce new products and the impact of the COVID-19 pandemic on our innovation activities;
●	Our ability to implement and/or maintain price increases;
●	An inability to achieve volume growth through product and packaging initiatives;
●	Our ability to sustain the current level of sales and/or achieve growth for our Monster Energy® brand energy drinks and/or our other products, including our Strategic Brands;
●	The impact of criticism of our energy drink products and/or the energy drink market generally and/or legislation enacted (whether as a result of such criticism or otherwise) that restricts the marketing or sale of energy drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limits caffeine content in beverages, requires certain product labeling disclosures and/or warnings, imposes excise and/or sales taxes, limits product sizes and/or imposes age restrictions for the sale of energy drinks;
●	Our ability to comply with and/or resulting lower consumer demand and/or lower profit margins for energy drinks due to proposed and/or future U.S. federal, state and local laws and regulations and/or proposed or existing laws and regulations in certain foreign jurisdictions and/or any changes therein, including changes in taxation requirements (including tax rate changes, new tax laws, new and/or increased excise, sales and/or other taxes on our products and revised tax law interpretations) and environmental laws, as well as the Federal Food, Drug, and Cosmetic Act and regulations or rules made thereunder or in connection therewith by the FDA, as well as changes in any other food, drug or similar laws in the United States and internationally, especially those changes that may restrict the sale of energy drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limit caffeine content in beverages, require certain product labeling disclosures and/or warnings, impose excise taxes, impose sugar taxes, limit product sizes, or impose age restrictions for the sale of energy drinks, as well as laws and regulations or rules made or enforced by the Bureau of Alcohol, Tobacco, Firearms and Explosives and/or the FTC or their foreign counterparts;
●	Disruptions in the timely import or export of our products and/or ingredients due to port strikes and related labor issues;
●	Our ability to satisfy all criteria set forth in any model energy drink guidelines, including, without limitation, those adopted by the American Beverage Association, of which we are a member, and/or any international beverage associations and the impact of our failure to satisfy such guidelines may have on our business;
●	The effect of unfavorable or adverse public relations, press, articles, comments and/or media attention;
●	Changes in the cost, quality and availability of containers, packaging materials, aluminum cans, the Midwest and other premiums, raw materials and other ingredients and juice concentrates, and our ability to obtain and/or maintain favorable supply arrangements and relationships and procure timely and/or sufficient production of all or any of our products to meet customer demand;
●	Any shortages that may be experienced in the procurement of containers and/or other raw materials including, without limitation, aluminum cans generally, PET containers used for our Monster Hydro® energy drinks, 24-ounce aluminum cap cans and 550ml BRE aluminum cans with resealable ends;
●	The impact on our cost of sales of corporate activity among the limited number of suppliers from whom we purchase certain raw materials;
●	Our ability to pass on to our customers all or a portion of any increases in the costs of raw materials, ingredients, commodities and/or other cost inputs affecting our business;
●	Our ability to achieve both internal domestic and international forecasts, which may be based on projected volumes and sales of many product types and/or new products, certain of which are more profitable than others; there can be no assurance that we will achieve projected levels of sales as well as forecasted product and/or geographic mixes;
●	Our ability to penetrate new domestic and/or international markets and/or gain approval or mitigate the delay in securing approval for the sale of our products in various countries;
●	The effectiveness of sales and/or marketing efforts by us and/or by the bottlers/distributors of our products, most of whom distribute products that may be regarded as competitive with our products;
●	Unilateral decisions by bottlers/distributors, buying groups, convenience chains, grocery chains, mass merchandisers, specialty chain stores, e-commerce retailers, e-commerce websites, club stores and other customers to discontinue carrying all or any of our products that they are carrying at any time, restrict the range of our products they carry, impose restrictions or limitations on the sale of our products and/or devote less resources to the sale of our products;
●	The impact of possible trading disputes between our bottler/distributors and their customers and/or one or more buying groups which may result in the delisting of certain of the Company products, temporarily or otherwise;
●	The effects of retailer consolidation on our business and our ability to successfully adapt to the rapidly changing retail landscape;
●	Our ability to adapt to the changing retail landscape with the rapid growth in e-commerce retailers;
●	The effects of bottler/distributor consolidation on our business;
●	The costs and/or effectiveness, now or in the future, of our advertising, marketing and promotional strategies;

●	The success of our sports marketing, social media and other general marketing endeavors both domestically and internationally;
●	Our ability to successfully adapt to the changing landscape of advertising, marketing, promotional, sponsorship and endorsement opportunities created by the COVID-19 pandemic;
●	Unforeseen economic and political changes and local or international catastrophic events;
●	Possible recalls of our products and/or the consequence and costs of defective production;
●	Our ability to make suitable arrangements and/or procure sufficient capacity for the co-packing of any of our products both domestically and internationally, the timely replacement of discontinued co-packing arrangements and/or limitations on co-packing availability, including for retort production;
●	Our ability to make suitable arrangements for the timely procurement of non-defective raw materials;
●	Our inability to protect and/or the loss of our intellectual property rights and/or our inability to use our trademarks, trade names or designs and/or trade dress in certain countries;
●	Volatility of stock prices which may restrict stock sales, stock purchases or other opportunities as well as negatively impact the motivation of equity award grantees;
●	Provisions in our organizational documents and/or control by insiders which may prevent changes in control even if such changes would be beneficial to other stockholders;
●	The failure of our bottlers and/or co-packers to manufacture our products on a timely basis or at all;
●	The impact of any reductions in productivity and disruptions to our business routines while most office-based employees of the Company are working remotely;
●	Other effects of the COVID-19 pandemic on our employees, such as mental health challenges that employees may face;
●	Any disruption in and/or lack of effectiveness of our information technology systems, including a breach of cyber security, that disrupts our business or negatively impacts customer relationships, as well as cybersecurity incidents involving data shared with third parties; and
●	Recruitment and retention of senior management, other key employees and our employee base in general.

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

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business our financial position is routinely subject to a variety of risks.  The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are fluctuations in commodity and other input prices affecting the costs of our raw materials (including, but not limited to, increases in the costs of juice concentrates, increases in the price of aluminum cans, as well as sugar, sucralose and other sweeteners, glucose, sucrose, milk, cream, protein, coffee and tea, all of which are used in some or many of our products), fluctuations in energy and fuel prices, and limited availability of aluminum cans and certain other raw materials. We generally do not use hedging agreements or alternative instruments to manage the risks associated with securing sufficient ingredients or raw materials. We are also subject to market risks with respect to the cost of commodities and other inputs because our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate.

We do not use derivative financial instruments to protect ourselves from fluctuations in interest rates and generally do not hedge against fluctuations in commodity prices.

Our net sales to customers outside of the United States were approximately 33% and 32% of consolidated net sales for the years ended December 31, 2020 and 2019, respectively. Our growth strategy includes expanding our international business. As a result, we are subject to risks from changes in foreign currency exchange rates. During the year ended December 31, 2020, we entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts entered into by us as of December 31, 2020 have terms of three months or less. We do not enter into forward currency exchange contracts for speculation or trading purposes.

We have not designated our foreign currency exchange contracts as hedge transactions under FASB ASC 815. Therefore, gains and losses on our foreign currency exchange contracts are recognized in other income, net, in the consolidated statements of income, and are largely offset by the changes in the fair value of the underlying economically hedged item. We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates as of December 31, 2020 to be significant.

As of December 31, 2020, we had $1.18 billion in cash and cash equivalents and $925.6 million in short-term and long-term investments including certificates of deposit, commercial paper, U.S. government agency securities, U.S. treasuries, and to a lesser extent, municipal securities. Certain of these investments are subject to general credit, liquidity, market and interest rate risks.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required to be furnished in response to this Item 8 follows the signature page and Index to Exhibits hereto at pages 79 through 126.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – Under the supervision and with the participation of the Company’s management, including our Co-Chief Executive Officers and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, the Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and (2) accumulated and communicated to our management, including our principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our management’s evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Our internal control over financial reporting as of December 31, 2020, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Monster Beverage Corporation

Corona, California

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Monster Beverage Corporation and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2020, of the Company and our report dated March 1, 2021, expressed an unqualified opinion on those financial statements.

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

March 1, 2021

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding our directors is included under the caption “Proposal One – Election of Directors” in our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020 (the “2021 Proxy Statement”) and is incorporated herein by reference.

Information concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Delinquent Section 16(a) Reports” in our 2021 Proxy Statement and is incorporated herein by reference.

Information concerning the Audit Committee and the Audit Committee Financial Expert is reported under the caption “Audit Committee; Report of the Audit Committee; Duties and Responsibilities” in our 2021 Proxy Statement and is incorporated herein by reference.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all our directors, officers (including our principal executive officers, principal financial officer, principal accounting officer and controllers) and employees. The Code of Business Conduct and Ethics and any amendment thereto, as well as any waivers that are required to be disclosed by the rules of the SEC or NASDAQ, may be obtained at http://investors.monsterbevcorp.com/corporate-governance or at no cost to you by writing or telephoning us at the following address or telephone number:

Monster Beverage Corporation

1 Monster Way

Corona, CA 92879

(951) 739-6200

(800) 426-7367

ITEM 11.        EXECUTIVE COMPENSATION

Information concerning the compensation of our directors and executive officers and Compensation Committee Interlocks and Insider Participation is reported under the captions “Compensation Discussion and Analysis,” and “Compensation Committee,” respectively, in our 2021 Proxy Statement and is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The disclosure set forth in Item 5, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities”, of this report is incorporated herein.

Information concerning the beneficial ownership of the Company’s Common Stock of (a) those persons known to the Company to be the beneficial owners of more than 5% of the Company’s common stock; (b) each of the Company’s directors and nominees for director; and (c) the Company’s executive officers and all of the Company’s current directors and executive officers as a group is reported under the caption “Principal Stockholders and Security Ownership of Management” in our 2021 Proxy Statement and is incorporated herein by reference.

Information concerning shares of the Company’s Common Stock authorized for issuance under the Company’s equity compensation plans is reported under the caption “Employee Equity Compensation Plan Information” in our 2021 Proxy Statement and is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is reported under the caption “Certain Relationships and Related Transactions and Director Independence” in our 2021 Proxy Statement and is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning our accountant fees and our Audit Committee’s pre-approval of audit and permissible non-audit services of independent auditors is reported under the captions “Principal Accounting Firm Fees” and “Pre-Approval of Audit and Non-Audit Services,” respectively, in our 2021 Proxy Statement and is incorporated herein by reference.

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

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to our Form 10-Q dated November 7, 2016).
3.2	Second Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to our Form 8-K dated April 16, 2018).
4.1	Description of Common Stock (incorporated by reference to Exhibit 4.1 to our Form 10-K dated February 28, 2020).
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

10.3	Form of Indemnification Agreement (to be provided by Monster Beverage Corporation to its directors and officers) (incorporated by reference to Exhibit 10.1 to our Form 8-K dated June 11, 2019).
10.4+*	Form of Restricted Stock Unit Agreement for grants under the Monster Beverage Corporation 2017 Compensation Plan for Non-Employee Directors.
10.5+	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to our Form 10-Q dated August 9, 2011).
10.6+	Monster Beverage Corporation 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K dated May 24, 2011).
10.7+	Employment Agreement between Monster Beverage Corporation and Rodney C. Sacks (incorporated by reference to Exhibit 10.1 to our Form 8-K dated March 19, 2014).
10.8+	Employment Agreement between Monster Beverage Corporation and Hilton H. Schlosberg (incorporated by reference to Exhibit 10.2 to our Form 8-K dated March 19, 2014).
10.9+	Form of Stock Option Agreement for grants under the Monster Beverage Corporation 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to our Form 10-K dated March 1, 2018).
10.10+

Form of Stock Option Agreement of Co-Chief Executive Officers for grants under the Monster Beverage Corporation 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to our Form 10-K dated March 1, 2018).

10.11+

Form of 2020 Annual Incentive Award Agreement for grants under the Monster Beverage Corporation 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 10-Q dated May 11, 2020).

10.12+

Form of Performance Share Unit Award Agreement for grants under the Monster Beverage Corporation 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to our Form 10-Q dated May 11, 2020).

10.13+*	Form of Restricted Stock Unit Agreement for grants under the Monster Beverage Corporation 2011 Omnibus Incentive Plan.
10.14+*	Form of Restricted Stock Unit Agreement of Co-Chief Executive Officers for grants under the Monster Beverage Corporation 2011 Omnibus Incentive Plan.
10.15+	Monster Beverage Corporation 2020 Omnibus Incentive Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A, filed April 21, 2020).
10.16+	Monster Beverage Corporation 2017 Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.1 to our Form S-8 dated June 21, 2017).
10.17+	Monster Beverage Corporation Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.2 to our Form S-8 dated June 21, 2017).
10.18+	Amended and Restated Monster Beverage Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.14 to our Form 10-K dated March 1, 2018).
21*	Subsidiaries
23*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification by Co-Chief Executive Officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Co-Chief Executive Officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification by Chief Financial Officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

The following materials from Monster Beverage Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 are furnished herewith, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2020 and 2019, (ii) Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018, and (vi) Notes to Consolidated Financial Statements.

104*

The cover page from Monster Beverage Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

*	Filed herewith.
+	Management contract or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION

/s/ RODNEY C. SACKS	Rodney C. Sacks	Date: March 1, 2021
Chairman of the Board of
Directors and Co-Chief
Executive Officer

/s/ HILTON H. SCHLOSBERG	Hilton H. Schlosberg	Date: March 1, 2021
Vice Chairman of the Board of
Directors and Co-Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RODNEY C. SACKS	Chairman of the Board of	March 1, 2021
Rodney C. Sacks	Directors and Co-Chief Executive
Officer (principal executive officer)

/s/ HILTON H. SCHLOSBERG	Vice Chairman of the Board of Directors	March 1, 2021
Hilton H. Schlosberg	and Co-Chief Executive Officer (principal
executive officer)

/s/ THOMAS J. KELLY	Chief Financial Officer (principal financial	March 1, 2021
Thomas J. Kelly	officer, principal accounting officer)

/s/ JAMES L. DINKINS	Director	March 1, 2021
James L. Dinkins

/s/ GARY P. FAYARD	Director	March 1, 2021
Gary P. Fayard

/s/ MARK J. HALL	Director	March 1, 2021
Mark J. Hall

/s/ JEANNE P. JACKSON	Director	March 1, 2021
Jeanne P. Jackson

/s/ STEVEN G. PIZULA	Director	March 1, 2021
Steven G. Pizula

/s/ BENJAMIN M. POLK	Director	March 1, 2021
Benjamin M. Polk

/s/ SYDNEY SELATI	Director	March 1, 2021
Sydney Selati

/s/ MARK S. VIDERGAUZ	Director	March 1, 2021
Mark S. Vidergauz

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Monster Beverage Corporation

Corona, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Monster Beverage Corporation and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Accrued Promotional Allowances — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company’s promotional and other allowances are calculated based on various programs with its bottlers/distributors and retail customers, and accruals are established during the year for its anticipated liabilities. These accruals are based on agreed-upon terms as well as the Company’s historical experience with similar programs and require management’s judgment with respect to estimating consumer participation and/or distributor and retail customer performance levels. Promotional and other allowances primarily include consideration given to bottlers/distributors or retail customers, including, but not limited to, the following: (i) discounts granted off list prices to support price promotions to end consumers by retailers; (ii) reimbursements given to bottlers/distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances, and other fees for both new and existing products; (iii) agreed share of fees given to bottlers/distributors and/or directly to retailers for advertising, in-store marketing, and promotional activities; (iv) agreed share of slotting, shelf space allowances, and other fees given directly to retailers, club stores and/or wholesalers; (v) incentives given to bottlers/distributors and/or retailers for achieving or exceeding certain predetermined sales goals; (vi) discounted or free products; (vii) contractual fees given to bottlers/distributors related to sales made by the Company directly to certain customers that fall within the bottlers’/distributors’ sales territories; and (viii) certain commissions paid based on sales to bottlers/distributors. The length of promotional programs can vary from as little as one day, for one-time events, to as long as one year based on the agreed-upon terms. The nature of such programs is determined on a per retail customer basis, and in certain instances, the same program is set for multiple retail customers. The promotional expenditures are recorded as a reduction to net sales in the period the underlying sale occurs. Total promotional expenditures included as a reduction to net sales were $772.2 million for the year ended December 31, 2020, and accrued promotional allowances were $186.7 million as of December 31, 2020.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures over accrued promotional allowances, with respect to management’s judgment regarding levels of consumer participation and/or distributor and retail customer performance levels and future promotional claims, included the following, among others:

●	We tested the effectiveness of controls over accrued promotional allowances, including those controls pertaining to management’s estimation of future promotional claims.
●	We selected a sample of accrued promotional allowances recorded for specific distributors and retail customers and sent confirmation requests of the accrual recorded and key terms of the agreement directly to the distributor or retail customer. We compared the confirmation response to the accrued amount recorded by the Company. In instances of nonreplies to our confirmation request from the distributor or retail customer, we performed alternative procedures as follows: (1) developing an expectation of the accrual using current-year claim and payment data, and/or (2) vouching known claim submissions, unpaid as of period-end, to underlying supporting documentation.
●	We tested the promotional expenditure amount recorded as a reduction to net sales and assessed the reasonableness of management’s estimate by developing an expectation of the amount, based on historical promotional expenditure amounts recorded as a percentage of sales, and compared our expectation to the recorded promotional expenditure amount.

●	We performed inquiries with the Company’s sales and marketing personnel to corroborate our understanding of new and existing promotional programs that may alter the relationship between gross billings and promotional allowances, as such programs are considered by management when estimating future promotional claims.
●	We evaluated management’s ability to estimate promotional allowances by comparing the actual promotional allowances subsequently paid to the original estimates of management.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

March 1, 2021

We have served as the Company’s auditor since 1991.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2020 AND 2019 (In Thousands, Except Par Value)

	December 31,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,180,413	$797,957
Short-term investments	881,354	533,063
Accounts receivable, net	666,012	540,330
Inventories	333,085	360,731
Prepaid expenses and other current assets	55,358	54,868
Prepaid income taxes	24,733	29,360
Total current assets	3,140,955	2,316,309

INVESTMENTS	44,291	12,905
PROPERTY AND EQUIPMENT, net	314,656	298,640
DEFERRED INCOME TAXES	241,650	84,777
GOODWILL	1,331,643	1,331,643
OTHER INTANGIBLE ASSETS, net	1,059,046	1,052,105
OTHER ASSETS	70,475	53,973
Total Assets	$6,202,716	$5,150,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$296,800	$274,045
Accrued liabilities	142,653	114,075
Accrued promotional allowances	186,658	166,761
Deferred revenue	45,429	44,237
Accrued compensation	55,015	47,262
Income taxes payable	23,433	14,717
Total current liabilities	749,988	661,097

DEFERRED REVENUE	264,436	287,469

OTHER LIABILITIES	27,432	30,505

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 1,250,000 shares authorized; 638,662 shares issued and 528,097 shares outstanding as of December 31, 2020; 636,460 shares issued and 536,698 shares outstanding as of December 31, 2019	3,193	3,182
Additional paid-in capital	4,537,982	4,397,511
Retained earnings	6,432,074	5,022,480
Accumulated other comprehensive income (loss)	3,034	(32,387)
Common stock in treasury, at cost; 110,565 and 99,762 shares as of December 31, 2020 and December 31, 2019, respectively	(5,815,423)	(5,219,505)
Total stockholders’ equity	5,160,860	4,171,281
Total Liabilities and Stockholders’ Equity	$6,202,716	$5,150,352

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

(In Thousands, Except Per Share Amounts)

	2020	2019	2018

NET SALES	$4,598,638	$4,200,819	$3,807,183

COST OF SALES	1,874,758	1,682,234	1,511,808

GROSS PROFIT	2,723,880	2,518,585	2,295,375

OPERATING EXPENSES	1,090,727	1,115,646	1,011,756

OPERATING INCOME	1,633,153	1,402,939	1,283,619

OTHER (EXPENSE) INCOME, NET	(6,996)	13,023	9,653

INCOME BEFORE PROVISION FOR INCOME TAXES	1,626,157	1,415,962	1,293,272

PROVISION FOR INCOME TAXES	216,563	308,127	300,268

NET INCOME	$1,409,594	$1,107,835	$993,004

NET INCOME PER COMMON SHARE:
Basic	$2.66	$2.04	$1.78
Diluted	$2.64	$2.03	$1.76

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	529,639	542,191	557,166
Diluted	534,807	546,608	564,254

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018 (In Thousands)

	2020	2019	2018

Net income, as reported	$1,409,594	$1,107,835	$993,004
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	35,531	194	(16,957)
Available-for-sale investments:
Change in net unrealized gains (losses)	(110)	283	752
Reclassification adjustment for net gains included in net income	—	—	—
Net change in available-for-sale investments	(110)	283	752
Other comprehensive income (loss)	35,421	477	(16,205)
Comprehensive income	$1,445,015	$1,108,312	$976,799

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018 (In Thousands)

					Accumulated
					Other			Total
	Common stock		Additional	Retained	Comprehensive	Treasury stock		Stockholders’
	Shares	Amount	Paid-in Capital	Earnings	Loss	Shares	Amount	Equity
Balance, January 1, 2018	629,255	$3,146	$4,150,628	$2,928,226	$(16,659)	(62,957)	$(3,170,129)	$3,895,212
Stock-based compensation	—	—	57,111	—	—	—	—	57,111
Exercise of stock options	1,715	9	27,843	—	—	—	—	27,852
Unrealized gain on available-for-sale securities	—	—	—	—	752	—	—	752
Adjustment to excess tax benefits from prior periods	—	—	2,588	—	—	—	—	2,588
ASU No. 2016-16 adoption	—	—	—	(6,585)	—	—	—	(6,585)
Repurchase of common stock	—	—	—	—	—	(24,337)	(1,342,076)	(1,342,076)
Foreign currency translation	—	—	—	—	(16,957)	—	—	(16,957)
Net income	—	—	—	993,004	—	—	—	993,004
Balance, December 31, 2018	630,970	$3,155	$4,238,170	$3,914,645	$(32,864)	(87,294)	$(4,512,205)	$3,610,901
Stock-based compensation	—	—	63,356	—	—	—	—	63,356
Exercise of stock options	5,490	27	92,336	—	—	—	—	92,363
Unrealized gain on available-for-sale securities	—	—	—	—	283	—	—	283
Adjustment to excess tax benefits from prior periods	—	—	3,649	—	—	—	—	3,649
Repurchase of common stock	—	—	—	—	—	(12,468)	(707,300)	(707,300)
Foreign currency translation	—	—	—	—	194	—	—	194
Net income	—	—	—	1,107,835	—	—	—	1,107,835
Balance, December 31, 2019	636,460	$3,182	$4,397,511	$5,022,480	$(32,387)	(99,762)	$(5,219,505)	$4,171,281
Stock-based compensation	—	—	67,546	—	—	—	—	67,546
Exercise of stock options	2,202	11	72,925	—	—	—	—	72,936
Unrealized loss on available-for-sale securities	—	—	—	—	(110)	—	—	(110)
Repurchase of common stock	—	—	—	—	—	(10,803)	(595,918)	(595,918)
Foreign currency translation	—	—	—	—	35,531	—	—	35,531
Net income	—	—	—	1,409,594	—	—	—	1,409,594
Balance, December 31, 2020	638,662	$3,193	$4,537,982	$6,432,074	$3,034	(110,565)	$(5,815,423)	$5,160,860

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018 (In Thousands)

	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,409,594	$1,107,835	$993,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,973	64,814	56,979
Gain on disposal of property and equipment	(350)	(252)	(783)
Loss on impairment of intangibles	8,700
Stock-based compensation	70,289	63,356	57,111
Deferred income taxes	(156,873)	1,263	(510)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(120,058)	(66,411)	(48,370)
Distributor receivables	386	6,470	9,958
Inventories	30,304	(85,222)	(26,146)
Prepaid expenses and other assets	1,024	(13,774)	(6,682)
Prepaid income taxes	5,516	9,481	98,716
Accounts payable	18,696	28,832	9,852
Accrued liabilities	26,392	(14,297)	18,145
Accrued promotional allowances	13,762	21,943	11,719
Accrued distributor terminations	(279)	279	(91)
Accrued compensation	7,501	7,228	5,477
Income taxes payable	10,422	8,105	1,943
Other liabilities	(356)	(1,030)	1,526
Deferred revenue	(21,480)	(24,858)	(19,967)
Net cash provided by operating activities	1,364,163	1,113,762	1,161,881

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of available-for-sale investments	920,196	851,436	1,181,484
Proceeds from sale of property and equipment	993	1,239	4,295
Purchases of available-for-sale investments	(1,299,981)	(1,067,736)	(826,084)
Purchases of property and equipment	(48,722)	(101,661)	(61,941)
Additions to intangibles	(18,550)	(8,737)	(12,984)
Increase in other assets	(26,423)	(1,265)	(11,814)
Net cash (used in) provided by investing activities	(472,487)	(326,724)	272,956

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(3,086)	(13,569)	(1,886)
Issuance of common stock	72,936	92,363	27,851
Purchases of common stock held in treasury	(595,918)	(707,300)	(1,342,076)
Net cash used in financing activities	(526,068)	(628,506)	(1,316,111)

Effect of exchange rate changes on cash and cash equivalents	16,848	1,912	(9,835)

NET INCREASE IN CASH AND CASH EQUIVALENTS	382,456	160,444	108,891
CASH AND CASH EQUIVALENTS, beginning of year	797,957	637,513	528,622
CASH AND CASH EQUIVALENTS, end of year	$1,180,413	$797,957	$637,513

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$44	$320	$60
Income taxes	$355,509	$293,810	$200,767

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS:

Accrued liabilities included additions to intangibles of $9.8 million, $12.8 million and $10.8 million as of December 31, 2020, 2019 and 2018, respectively.

Accounts payable included purchases of available-for-sale short-term investments of $8.7 million as of December 31, 2019. No amounts were included as of December 31, 2020 and December 31, 2018.

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

Nature of Operations – The Company develops, markets, sells and distributes energy drink beverages and concentrates for energy drink beverages, primarily under the following brand names: Monster Energy®, Monster Energy Ultra®, Monster Rehab®, Monster MAXX®, Java Monster®, Muscle Monster®, Espresso Monster®, Punch Monster®, Juice Monster®, Monster Hydro®, Monster HydroSport Super Fuel®, Monster Super Fuel®, Predator®, Fury®, Reign Total Body Fuel®, Reign Inferno® Thermogenic Fuel, Monster Dragon Tea®, NOS®, Full Throttle®, Burn®, Mother®, Nalu®, Ultra Energy®, Play® and Power Play® (stylized), Relentless®, BPM®, BU®, Gladiator®, Samurai® and Live+®.

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

Investments – The Company’s investments in debt securities are classified as either held-to-maturity, available-for-sale or trading, in accordance with FASB ASC 320. Held-to-maturity securities are those securities that the Company has the positive intent and ability to hold until maturity. Trading securities are those securities that the Company intends to sell in the near term. All other securities not included in the held-to-maturity or trading category are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost which approximates fair market value. Trading securities are carried at fair value with unrealized gains and losses charged to earnings. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded within accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. Under FASB ASC 326-30-35, a security is considered to be impaired if the fair value of the security is less than its amortized

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

cost basis. Where the decline in fair value below the amortized cost basis has resulted from a credit loss, the Company will record an impairment relating to credit losses through an allowance for credit losses. The allowance is limited by the amount that the fair value is less than the amortized cost basis. Impairment that has not been recorded through an allowance for credit losses is recorded through other comprehensive income (loss), net of applicable taxes. The Company evaluates whether the decline in fair value of its investments has resulted from credit loss or other factors at each quarter-end. This evaluation consists of a review by management, and includes market pricing information and maturity dates for the securities held, market and economic trends in the industry and information on the issuer’s financial condition and, if applicable, information on the guarantors’ financial condition. Factors considered in determining whether an impairment has resulted from credit loss or other factors include the length of time and extent to which the investment’s fair value has been less than its cost basis, the financial condition and near-term prospects of the issuer and guarantors, including any specific events which may influence the operations of the issuer and our intent and ability to retain the investment for a reasonable period of time sufficient to allow for any anticipated recovery of fair value.

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

Goodwill – The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not amortized; instead goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If the Company reasonably determines that it is more-likely-than-not that the fair value is less than the carrying value, the Company performs its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The Company will recognize an impairment for the amount by which the carrying amount exceeds a reporting unit’s fair value. For the years ended December 31, 2020, 2019 and 2018 there were no impairments recorded and there are no accumulated impairment balances.

Other Intangibles – Other Intangibles are comprised primarily of trademarks that represent the Company’s exclusive ownership of the Monster Energy®, ®, Monster Energy Ultra®, Monster Dragon Tea®, Unleash the Beast!®,

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Monster Rehab®, Monster MAXX®, Java Monster®, Muscle Monster®, Espresso Monster®, Punch Monster®, Juice Monster®, Monster Hydro®, Monster HydroSport Super Fuel®, Monster Super Fuel®, Reign Total Body Fuel®, Reign Inferno®, Predator®, Fury®, NOS®, Full Throttle®, Burn®, Mother®, Nalu®, Ultra Energy®, Play® and Power Play® (stylized), Relentless®, BPM®, BU®, Gladiator® and Samurai® trademarks, all used in connection with the manufacture, sale and distribution of beverages. The Company also owns a number of other trademarks, flavors and formulas in the United States, as well as in a number of countries around the world. In accordance with FASB ASC 350, intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of its indefinite-lived assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. The Company amortizes its trademarks with finite useful lives over their respective useful lives. For the year ended December 31, 2020, an impairment charge of $8.7 million was recorded to intangibles. For the years ended December 31, 2019 and 2018 no impairments were recorded.

Leases – See Note 3.

Long-Lived Assets – Management regularly reviews property and equipment and other long-lived assets, including certain definite-lived intangible assets, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  If there is indication of impairment, management then prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated using the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. For the years ended December 31, 2020, 2019 and 2018, there were no impairment indicators identified. Long-lived assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell.

Foreign Currency Translation and Transactions – The accounts of the Company’s foreign subsidiaries are translated in accordance with FASB ASC 830. Foreign currency transaction gains and losses are recognized in other expense, net, at the time they occur. Net foreign currency exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries whose functional currency is not the U.S. dollar are recorded as a part of accumulated other comprehensive income (loss) in stockholders’ equity. Unrealized foreign currency exchange gains and losses on certain intercompany transactions that are of a long-term investment nature (i.e., settlement is not planned or anticipated in the foreseeable future) are also recorded in accumulated other comprehensive income (loss) in stockholders’ equity. During the years ended December 31, 2020, 2019 and 2018, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries non-functional currency denominated assets and liabilities. All foreign currency exchange contracts outstanding as of December 31, 2020 have terms of three months or less. The Company does not enter into forward currency exchange contracts for speculation or trading purposes.

The Company has not designated its foreign currency exchange contracts as hedge transactions under FASB ASC 815. Therefore, gains and losses on the Company’s foreign currency exchange contracts are recognized in other income, net, in the consolidated statements of income, and are largely offset by the changes in the fair value of the underlying economically hedged item. For the years ended December 31, 2020, 2019 and 2018, aggregate foreign currency transaction losses, including the gains or losses on forward currency exchange contracts, amounted to $11.2 million, $4.1 million and

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

$4.0 million, respectively, and have been recorded in other income, net, in the accompanying consolidated statements of income.

Revenue Recognition – See Note 2.

Cost of Sales – Cost of sales consists of the costs of flavors, concentrates, supplement ingredients and/or beverage bases, the costs of raw materials utilized in the manufacture of beverages, co-packing fees, repacking fees, in-bound freight charges, as well as internal transfer costs, warehouse expenses incurred prior to the manufacture of the Company’s finished products and certain quality control costs. In addition, the Company includes in costs of sales certain costs such as depreciation, amortization and payroll costs that relate to the direct manufacture by the Company of certain flavors and concentrates. Raw materials account for the largest portion of cost of sales. Raw materials include cans, bottles, other containers, flavors, ingredients and packaging materials.

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

Freight-Out Costs – For the years ended December 31, 2020, 2019 and 2018, freight-out costs amounted to $134.1 million, $122.5 million and $128.5 million, respectively, and have been recorded in operating expenses in the accompanying consolidated statements of income.

Advertising and Promotional Expenses – The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. A significant amount of the Company’s promotional expenses result from payments under endorsement and sponsorship contracts. Accounting for endorsement and sponsorship payments is based upon specific contract provisions. Generally, endorsement and sponsorship payments are expensed on a straight-line basis over the term of the contract after giving recognition to the periodic performance compliance provisions of the contracts. Advertising and promotional expenses, including, but not limited to, production costs amounted to $345.7 million, $391.6 million and $353.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. Advertising and promotional expenses are included in operating expenses in the accompanying consolidated statements of income.

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

Stock-Based Compensation – The Company accounts for stock-based compensation under the provisions of FASB ASC 718.  The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula. Stock-based compensation cost for restricted stock units and performance share units is measured based on the closing fair market value of the Company’s common stock at the date of grant. In the event that the Company has the option and intent to settle a restricted stock unit or performance share unit in cash, the award is classified as a liability and revalued at each balance sheet date. See Note 15.

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

The Coca-Cola Company (“TCCC”), through certain wholly-owned subsidiaries (the “TCCC Subsidiaries”), accounted for approximately 2%, 2% and 3% of the Company’s net sales for the years ended December 31, 2020, 2019 and 2018, respectively.

Coca-Cola Consolidated, Inc. accounted for approximately 12%, 13% and 13% of the Company’s net sales for the years ended December 31, 2020, 2019 and 2018, respectively.

Reyes Coca-Cola Bottling, LLC accounted for approximately 11%, 11% and 12% of the Company’s net sales for the years ended December 31, 2020, 2019 and 2018, respectively.

Coca-Cola European Partners accounted for approximately 10%of the Company’s net sales for the years ended December 31, 2020, 2019 and 2018.

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

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Simplifying the Accounting for Income Taxes”, as part of its simplification initiative to reduce the cost and complexity in accounting for income taxes. ASU No. 2019-12 removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU No. 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance was effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The adoption of ASU No. 2019-12 did not  have a material impact on the Company’s financial position, results of operations and liquidity.

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

In August 2018, the FASB issued ASU No. 2018-14, “Compensation–Retirement Benefits–Defined Benefit Plans–General (Topic 715): Disclosure Framework–Changes to the Disclosure Requirements for Defined Benefit Plans.” ASU No. 2018-14 removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and requires certain additional disclosures. ASU No. 2018-14 was effective for the Company on a retrospective basis beginning in the year ending December 31, 2020. The adoption of ASU No. 2018-14 did not have a material impact on the Company’s disclosures, financial position, results of operations and liquidity.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” ASU No. 2018-13 removes certain disclosure requirements related to the fair value hierarchy, modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements. ASU No. 2018-13 disclosure requirements include disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU No. 2018-13 was effective for the Company beginning on January 1, 2020. The adoption of ASU No. 2018-13 did not have a material impact on the Company’s disclosures, financial position, results of operations and liquidity.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to calculate the implied fair value of goodwill, but rather requires an entity to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. This amendment was effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The adoption of ASU No. 2017-04 did not have a material impact on the Company’s financial position, results of operations and liquidity.

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

2.          REVENUE RECOGNITION

Revenues are accounted for in accordance with ASC 606 “Revenue from Contracts with Consumers”. The Company has three operating and reportable segments: (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is primarily comprised of the Company’s Monster Energy® drinks and Reign Total Body Fuel® high performance energy drinks, (ii) Strategic Brands segment (“Strategic Brands”), which is primarily comprised of the various energy drink brands acquired from TCCC in 2015 as well as the Company’s affordable energy brands, and (iii) Other segment (“Other”), which is comprised of certain products sold by American Fruits and Flavors, LLC, a wholly-owned subsidiary of the Company, to independent third-party customers (the “AFF Third-Party Products”).

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

The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. Certain of the Company’s bottlers/distributors may also perform a separate function as a co-packer on the Company’s behalf. In such cases, control of the Company’s products passes to such bottlers/distributors when they notify the Company that they have taken possession or transferred the relevant portion of the Company’s finished goods. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of December 31, 2020 and December 31, 2019.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by geographical markets and reportable segments:

	Year Ended December 31, 2020
				Latin
				America
	U.S. and			and
Net Sales	Canada	EMEA[2]	Asia Pacific	Caribbean	Total
Monster Energy® Drinks	$3,020,667	$675,045	$400,317	$209,217	$4,305,246
Strategic Brands	166,861	70,782	23,475	5,236	266,354
Other	27,038	—	—	—	27,038
Total Net Sales	$3,214,566	$745,827	$423,792	$214,453	$4,598,638

	Year Ended December 31, 2019
				Latin
				America
	U.S. and			and
Net Sales	Canada	EMEA[2]	Asia Pacific	Caribbean	Total
Monster Energy® Drinks	$2,799,701	$599,706	$326,684	$177,938	$3,904,029
Strategic Brands	173,968	74,803	25,060	1,094	274,925
Other	21,865	—	—	—	21,865
Total Net Sales	$2,995,534	$674,509	$351,744	$179,032	$4,200,819

	Year Ended December 31, 2018
				Latin
				America
	U.S. and			and
Net Sales	Canada	EMEA[2]	Asia Pacific	Caribbean	Total
Monster Energy® Drinks	$2,627,000	$500,826	$225,172	$145,429	$3,498,427
Strategic Brands	179,677	77,841	26,254	2,064	285,836
Other	22,920	—	—	—	22,920
Total Net Sales	$2,829,597	$578,667	$251,426	$147,493	$3,807,183

2Europe, Middle East and Africa (“EMEA”)

Contract Liabilities

Amounts received from certain bottlers/distributors at inception of their distribution contracts or at the inception of certain sales/marketing programs are accounted for as deferred revenue. As of December 31, 2020 and 2019, the Company had $309.9 million and $331.7 million of deferred revenue, respectively, which is included in current and long-term deferred revenue in the Company’s consolidated balance sheet. During the years ended December 31, 2020, 2019 and 2018, $42.1 million, $46.3 million and $44.3 million, respectively, of deferred revenue, was recognized in net sales. See Note 10.

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

Leases are classified as either finance leases or operating leases based on criteria in ASC 842, “Leases”. The Company’s operating leases are comprised of real estate and warehouse equipment, and the Company’s finance leases are comprised of vehicles.

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

Lease expense for operating leases, consisting of lease payments, is recognized on a straight-line basis over the lease term and is included in operating expenses in the consolidated statement of income. Lease expense for finance leases consists of the amortization of the ROU asset on a straight-line basis over the asset’s estimated useful life and is included in operating expenses in the consolidated statement of income. Interest expense on finance leases is calculated using the amortized cost basis and is included in other (expense) income, net in the consolidated statement of income.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The components of lease cost for the years ended December 31, 2020 and 2019 were as follows:

	2020	2019
Operating lease cost	$4,637	$4,899

Short-term lease cost	3,408	3,406

Variable lease cost	719	640

Finance leases:
Amortization of ROU assets	626	436
Interest on lease liabilities	39	56
Finance lease cost	665	492

Total lease cost	$9,429	$9,437

Rent expense under operating lease agreements was $6.1 million for the year ended December 31, 2018.

Supplemental cash flow information for leases for the years ended December 31, 2020 and 2019 were as follows:

	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,982	$4,077
Operating cash flows from finance leases	39	56
Financing cash flows from finance leases	3,086	2,223

ROU assets obtained in exchange for lease obligations:
Finance leases	2,417	2,866
Operating leases	3,003	34,931

ROU assets for operating and finance leases recognized in the consolidated balance sheets were comprised of the following at:

	December 31, 2020
	Real Estate	Equipment	Total	Balance Sheet Location
Operating leases	$22,565	$189	$22,754	Other Assets
Finance leases	—	2,120	2,120	Property and Equipment, net

	December 31, 2019
	Real Estate	Equipment	Total	Balance Sheet Location
Operating leases	$30,926	$416	$31,342	Other Assets
Finance leases	—	2,632	2,632	Property and Equipment, net

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Operating and finance lease liabilities recognized in the consolidated balance sheets were as follows at:

	December 31, 2020
	Operating Leases	Finance Leases
Accrued liabilities	$3,171	$799
Other liabilities	17,342	24
Total	$20,513	$823

	December 31, 2019
	Operating Leases	Finance Leases
Accrued liabilities	$2,812	$1,485
Other liabilities	25,651	—
Total	$28,463	$1,485

The weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases were as follows at:

	December 31, 2020
	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	9.4	0.6
Weighted-average discount rate	3.6%	1.9%

	December 31, 2019
	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	10.1	0.6
Weighted-average discount rate	3.1%	2.9%

The following table reconciles the undiscounted future lease payments for operating and finance leases to the operating and finance leases recorded in the consolidated balance sheet at December 31, 2020:

	Undiscounted Future Lease Payments
	Operating Leases	Finance Leases
2021	$3,785	$803
2022	3,131	11
2023	2,387	11
2024	1,899	3
2025	1,603	—
2026 and thereafter	11,588	—
Total lease payments	24,393	828
Less imputed interest	(3,880)	(5)
Total	$20,513	$823

As of December 31, 2020, the Company did not have any significant additional operating or finance leases that had not yet commenced.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

4.          INVESTMENTS

The following table summarizes the Company’s investments at:

					Continuous	Continuous
		Gross	Gross		Unrealized	Unrealized
		Unrealized	Unrealized		Loss Position	Loss Position
	Amortized	Holding	Holding	Fair	less than 12	greater than 12
December 31, 2020	Cost	Gains	Losses	Value	Months	Months
Available-for-sale
Short-term:
Commercial paper	$119,886	$—	$—	$119,886	$—	$—
Certificates of deposit	20,387	—	—	20,387	—	—
Municipal securities	9,083	—	—	9,083	—	—
U.S. government agency securities	81,521	13	3	81,531	3	—
U.S. treasuries	650,386	150	69	650,467	69	—
Long-term:
U.S. government agency securities	10,350	1	—	10,351	—	—
U.S. treasuries	33,946	1	7	33,940	7	—
Total	$925,559	$165	$79	$925,645	$79	$—

					Continuous	Continuous
		Gross	Gross		Unrealized	Unrealized
		Unrealized	Unrealized		Loss Position	Loss Position
	Amortized	Holding	Holding	Fair	less than 12	greater than 12
December 31, 2019	Cost	Gains	Losses	Value	Months	Months
Available-for-sale
Short-term:
Commercial paper	$83,478	$—	$—	$83,478	$—	$—
Certificates of deposit	28,049	—	—	28,049	—	—
Municipal securities	147,983	145	20	148,108	20	—
U.S. government agency securities	40,620	5	35	40,590	35	—
U.S. treasuries	211,055	134	31	211,158	31	—
Variable rate demand notes	21,680	—	—	21,680	—	—
Long-term:
Municipal securities	1,562	—	1	1,561	1	—
U.S. government agency securities	5,267	—	1	5,266	1	—
U.S. treasuries	6,077	1	—	6,078	—	—
Total	$545,771	$285	$88	$545,968	$88	$—

During the years ended December 31, 2020, 2019 and 2018, realized gains or losses recognized on the sale of investments were not significant.

The Company’s investments at December 31, 2020 and 2019 carried investment grade credit ratings. Variable rate demand notes (“VRDNs”) are floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. While they are classified as marketable investment securities, the put option allows the VRDNs to be liquidated at par on a same day, or more generally, on a seven-day settlement basis.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	December 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
Commercial paper	$119,886	$119,886	$83,478	$83,478
Municipal securities	9,083	9,083	147,983	148,108
U.S. government agency securities	81,521	81,531	40,620	40,590
Certificates of deposit	20,387	20,387	28,049	28,049
U.S. treasuries	650,386	650,467	211,055	211,158
Due 1 -10 years:
Municipal securities	—	—	1,562	1,561
U.S. treasuries	33,946	33,940	6,077	6,078
U.S. government agency securities	10,350	10,351	5,267	5,266
Variable rate demand notes	—	—	3,905	3,905
Due 11 - 20 years:
Variable rate demand notes	—	—	8,886	8,886
Due 21 - 30 years:
Variable rate demand notes	—	—	6,885	6,885
Due 31 - 40 years:
Variable rate demand notes	—	—	2,004	2,004
Total	$925,559	$925,645	$545,771	$545,968

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following tables present the fair value of Company's financial assets and liabilities that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

December 31, 2020	Level 1	Level 2	Level 3	Total
Cash	$796,421	$—	$—	$796,421
Money market funds	352,730	—	—	352,730
Certificates of deposit	—	23,137	—	23,137
Commercial paper	—	130,883	—	130,883
Municipal securities	—	9,083	—	9,083
U.S. government agency securities	—	91,882	—	91,882
U.S. treasuries	—	701,922	—	701,922
Foreign currency derivatives	—	(2,578)	—	(2,578)
Total	$1,149,151	$954,329	$—	$2,103,480

Amounts included in:
Cash and cash equivalents	$1,149,151	$31,262	$—	$1,180,413
Short-term investments	—	881,354	—	881,354
Accounts receivable, net	—	69	—	69
Investments	—	44,291	—	44,291
Accrued liabilities	—	(2,647)	—	(2,647)
Total	$1,149,151	$954,329	$—	$2,103,480

December 31, 2019	Level 1	Level 2	Level 3	Total
Cash	$518,178	$—	$—	$518,178
Money market funds	191,131	—	—	191,131
Certificates of deposit	—	28,049	—	28,049
Commercial paper	—	96,867	—	96,867
Variable rate demand notes	—	21,680	—	21,680
Municipal securities	—	167,224	—	167,224
U.S. government agency securities	—	73,634	—	73,634
U.S. treasuries	—	247,162	—	247,162
Foreign currency derivatives	—	(687)	—	(687)
Total	$709,309	$633,929	$—	$1,343,238

Amounts included in:
Cash and cash equivalents	$709,309	$88,648	$—	$797,957
Short-term investments	—	533,063	—	533,063
Accounts receivable, net	—	329	—	329
Investments	—	12,905	—	12,905
Accrued liabilities	—	(1,016)	—	(1,016)
Total	$709,309	$633,929	$—	$1,343,238

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

All of the Company’s short-term and long-term investments are classified within Level 1 or Level 2 within the fair value hierarchy.  The Company’s valuation of its Level 1 investments, which include money market funds, is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments, which include municipal securities, commercial paper, U.S. treasuries, certificates of deposit, VRDNs and U.S. government agency securities, is based on other observable inputs, specifically a market approach which utilizes valuation models, pricing systems, mathematical tools and other relevant information for the same or similar securities. The Company’s valuation of its Level 2 foreign currency exchange contracts is based on quoted market prices of the same or similar instruments, adjusted for counterparty risk. There were no transfers between Level 1 and Level 2 measurements during the years ended December 31, 2020 and 2019, and there were no changes in the Company’s valuation techniques.

6.          DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to foreign currency exchange rate risks related primarily to its foreign business operations. During the years ended December 31, 2020, 2019 and 2018, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts entered into by the Company that were outstanding as of December 31, 2020 have terms of three months or less. The Company does not enter into forward currency exchange contracts for speculation or trading purposes.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The notional amount and fair value of all outstanding foreign currency derivative instruments in the consolidated balance sheets consist of the following at:

December 31, 2020
Derivatives not designated as
hedging instruments under	Notional	Fair
FASB ASC 815-20	Amount	Value	Balance Sheet Location
Assets:
Foreign currency exchange contracts:
Receive SGD/pay USD	$18,713	$41	Accounts receivable, net
Receive RSD/pay USD	10,127	28	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive EUR/pay USD	$1,298,899	$(1,768)	Accrued liabilities
Receive USD/pay GBP	35,256	(416)	Accrued liabilities
Receive USD/pay AUD	8,508	(130)	Accrued liabilities
Receive USD/pay ZAR	2,403	(106)	Accrued liabilities
Receive USD/pay COP	5,436	(93)	Accrued liabilities
Receive USD/pay CNY	12,344	(50)	Accrued liabilities
Receive USD/pay RUB	7,780	(40)	Accrued liabilities
Receive NOK/pay USD	4,411	(18)	Accrued liabilities
Receive USD/pay NZD	2,290	(13)	Accrued liabilities
Receive SEK/pay USD	2,275	(10)	Accrued liabilities
Receive USD/pay DKK	3,151	(3)	Accrued liabilities

December 31, 2019
Derivatives not designated as
hedging instruments under	Notional	Fair
FASB ASC 815-20	Amount	Value	Balance Sheet Location
Assets:
Foreign currency exchange contracts:
Receive EUR/pay USD	$26,731	$246	Accounts receivable, net
Receive RSD/pay USD	9,018	59	Accounts receivable, net
Receive NOK/pay USD	2,122	17	Accounts receivable, net
Receive USD/pay SGD	1,555	7	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive USD/pay GBP	$38,406	$(695)	Accrued liabilities
Receive USD/pay AUD	12,819	(172)	Accrued liabilities
Receive USD/pay RUB	12,777	(55)	Accrued liabilities
Receive USD/pay NZD	3,071	(33)	Accrued liabilities
Receive USD/pay ZAR	3,349	(32)	Accrued liabilities
Receive USD/pay COP	3,793	(18)	Accrued liabilities
Receive USD/pay DKK	1,283	(11)	Accrued liabilities

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The net gain (loss) on derivative instruments in the consolidated statements of income was as follows:

		Amount of gain (loss)
		recognized in income on
		derivatives
Derivatives not designated as	Location of gain (loss)	Year ended
hedging instruments under	recognized in income on	December 31,	December 31,	December 31,
FASB ASC 815-20	derivatives	2020	2019	2018
Foreign currency exchange contracts	Other (expense) income, net	$(3,317)	$(2,555)	$9,737

7.          INVENTORIES

Inventories consist of the following at December 31:

	2020	2019
Raw materials	$155,166	$134,885
Finished goods	177,919	225,846
	$333,085	$360,731

8.          PROPERTY AND EQUIPMENT, Net

Property and equipment consist of the following at December 31:

	2020	2019
Land	$85,876	$78,275
Leasehold improvements	11,524	10,417
Furniture and fixtures	8,271	8,426
Office and computer equipment	21,657	22,766
Computer software	6,945	4,450
Equipment	185,348	214,293
Buildings	156,616	126,338
Vehicles	43,173	41,109
	519,410	506,074
Less: accumulated depreciation and amortization	(204,754)	(207,434)
	$314,656	$298,640

Total depreciation and amortization expense recorded was $49.3 million, $49.1 million and $45.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

9.          GOODWILL AND OTHER INTANGIBLE ASSETS

The following is a roll-forward of goodwill for the years ended December 31, 2020 and 2019 by reportable segment:

	Monster
	Energy®	Strategic
	Drinks	Brands	Other	Total
Balance at December 31, 2019	$693,644	$637,999	$—	$1,331,643
Acquisitions	—	—	—	—
Balance at December 31, 2020	$693,644	$637,999	$—	$1,331,643

	Monster
	Energy®	Strategic
	Drinks	Brands	Other	Total
Balance at December 31, 2018	$693,644	$637,999	$—	$1,331,643
Acquisitions	—	—	—	—
Balance at December 31, 2019	$693,644	$637,999	$—	$1,331,643

Intangible assets consist of the following at:

	December 31,	December 31,
	2020	2019
Amortizing intangibles	$66,875	$66,949
Accumulated amortization	(56,801)	(49,128)
	10,074	17,821
Non-amortizing intangibles	1,048,972	1,034,284
	$1,059,046	$1,052,105

Amortizing intangibles primarily consist of customer relationships. All amortizing intangibles have been assigned an estimated finite useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives, generally five to seven years. Total amortization expense recorded was $7.7 million, $11.6 million and $11.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. Total impairment recorded was $8.7 million for the year ended December 31, 2020. No impairment was recorded for the years ended December 31, 2019 and 2018.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following is the future estimated amortization expense related to amortizing intangibles as of December 31, 2020:

Year Ending December 31:

2021	$4,426
2022	4,405
2023	1,111
2024	13
2025	13
2026 and thereafter	106
$10,074

At December 31, 2020, non-amortizing intangibles primarily consist of indefinite-lived tradenames, flavors and formulas.

10.          DISTRIBUTION AGREEMENTS

In accordance with FASB ASC 420 “Exit or Disposal Cost Obligations”, the Company expenses distributor termination costs in the period in which the written notification of termination occurs.  As a result, the Company incurred termination costs of $0.2 million, $11.3 million and $26.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. Such termination costs have been expensed in full and are included in operating expenses for the years ended December 31, 2020, 2019 and 2018.

In the normal course of business, amounts received pursuant to new and/or amended distribution agreements entered into with certain bottlers/distributors,  relating to the costs associated with terminating agreements with the Company’s prior distributors, are accounted for as deferred revenue and are recognized as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years. Revenue recognized was $21.4 million, $25.0 million and $21.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

11.        DEBT

The Company entered into a credit facility with Comerica Bank (“Comerica”) consisting of a revolving line of credit, which was amended in April 2020, under which the Company may borrow up to $10.0 million of non-collateralized debt. The revolving line of credit is effective through June 1, 2025. Interest on borrowings under the line of credit is based on Comerica’s base (prime) rate minus 1.00% to 1.50%, or London Interbank Offered Rates plus an additional percentage of 1.25% to 1.75%, depending upon certain financial ratios maintained by the Company. The Company had no outstanding borrowings on this line of credit at December 31, 2020. Under this revolving line of credit, the Company may also issue standby Letters of Credit with an aggregate amount of up to $4.0 million.  The fee on the standby Letters of Credit ranges from 1.00% to 1.50% depending upon certain financial ratios maintained by the Company.  The Company had no outstanding standby Letters of Credit at December 31, 2020.

In December 2016, the Company entered into a credit facility with HSBC Bank (China) Company Limited, Shanghai Branch consisting of a non-collateralized working capital line of credit. In February 2018, the working capital line limit was increased to $15.0 million. At December 31, 2020, the interest rate on borrowings under the line of credit was 5.5%. As of December 31, 2020, the Company had no amounts outstanding on this line of credit.

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

Contractual Obligations – The Company had the following contractual obligations related primarily to sponsorships and other commitments as of December 31, 2020:

Year Ending December 31:

2021	$97,979
2022	25,409
2023	5,814
2024	41
2025	12
2026 and thereafter	—
$129,255

Purchase Commitments – The Company had purchase commitments aggregating approximately $101.8 million at December 31, 2020, which represent commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms, but are generally satisfied within one year.

The Company purchases various raw material items, including, but not limited to, flavors, ingredients, supplement ingredients, containers, milk, glucose, sucralose, cream and protein, from a limited number of suppliers.  An interruption in supply from any of such resources could result in the Company’s inability to produce certain products for limited or possibly extended periods of time. The aggregate value of purchases from suppliers of such limited resources described above for the years ended December 31, 2020, 2019 and 2018 was $401.8 million, $335.3 million and $289.6 million, respectively.

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

Litigation – From time to time in the normal course of business, the Company is named in litigation, including labor and employment matters, personal injury matters, consumer class actions, intellectual property matters and claims from prior distributors.  Although it is not possible to predict the ultimate outcome of such litigation, based on the facts known to the Company, management believes that such litigation in aggregate will likely not have a material adverse effect on the Company’s financial position or results of operations.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

On September 18, 2020, a derivative complaint was filed on purported behalf of the Company in the United States District Court for the Central District of California.  The action is styled Falat v. Sacks, et al., 8:20-cv-01782, and asserts claims against certain officers, current and former directors, and employees of the Company, including Rodney C. Sacks, Hilton H. Schlosberg, Guy P. Carling, Thomas J. Kelly, Emelie C. Tirre, Mark J. Hall, Kathleen E. Ciaramello, Gary P. Fayard, Jeanne P. Jackson, Steven G. Pizula, Benjamin M. Polk, Sydney Selati and Mark S. Vidergauz (collectively, the “Individual Defendants”).  The Company is named as a nominal defendant.

The derivative complaint alleges, among other things, that the Individual Defendants breached their fiduciary duties to the Company by allowing others to cause, or themselves causing, the Company to hide discrimination and failing to ensure sufficient diversity, including by permitting conduct to occur that was inconsistent with statements made in the Company’s policies and disclosures, and failing to ensure the Company’s compliance with laws regarding diversity and anti-discrimination.  The complaint also asserts claims for abuse of control, unjust enrichment and violation of Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The complaint seeks from the Individual Defendants an unspecified amount of damages, restitution, punitive damages and costs to be paid to the Company, and seeks to require the Company to adopt corporate governance reforms, and other equitable relief.

On January 15, 2021, the Company filed a motion to dismiss the action because the plaintiff failed to make a demand on the Company as required by Federal Rule of Civil Procedure 23.1 or to show that demand would have been futile. The Individual Defendants also filed a motion to dismiss the complaint for failure to state a claim against the Individual Defendants, among other reasons. Those motions are scheduled for hearing in the 2021 second quarter. While the Company continues to evaluate these claims, management believes that such litigation will likely not have a material adverse effect on the Company’s financial position or results of operations.

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, and any related insurance reimbursements. As of December 31, 2020, the Company’s consolidated balance sheet included accrued loss contingencies of approximately $18.4 million.

13.        ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) are as follows at December 31:

	2020	2019
Accumulated net unrealized (gain) loss on available-for-sale securities	$84	$194
Foreign currency translation adjustments, net of tax	2,950	(32,581)
Total accumulated other comprehensive income (loss)	$3,034	$(32,387)

14.        TREASURY STOCK PURCHASE

On February 26, 2019, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “February 2019 Repurchase Plan”). During the year ended December 31, 2020, the Company purchased 0.6 million shares of common stock at an average purchase price of $58.16 per share, for a total amount of $36.6 million (excluding broker commissions), which exhausted the availability under the February 2019 Repurchase Plan. Such shares are included in common stock in treasury in the accompanying consolidated balance sheet at December 31, 2020.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

On November 6, 2019, the Company’s Board of Directors authorized a new share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “November 2019 Repurchase Plan”). During the year ended December 31, 2020, the Company purchased 9.1 million shares of common stock at an average purchase price of $54.86 per share, for a total amount of $499.9 million (excluding broker commissions), which exhausted the availability under the November 2019 Repurchase Plan. Such shares are included in common stock in treasury in the accompanying consolidated balance sheet at December 31, 2020.

On March 13, 2020, the Company’s Board of Directors authorized a new share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “March 2020 Repurchase Plan”). During the year ended December 31, 2020, the Company purchased 1.0 million shares of common stock at an average purchase price of $55.85 per share, for a total amount of $58.5 million (excluding broker commissions), under the March 2020 Repurchase Plan. Such shares are included in common stock in treasury in the accompanying consolidated balance sheet at December 31, 2020. As of March 1, 2021, $441.5 million remained available for repurchase under the March 2020 Repurchase Plan.

During the year ended December 31, 2020, 0.02 million shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $1.0 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying consolidated balance sheet at December 31, 2020.

15.        STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at December 31, 2020: (i) the Monster Beverage Corporation 2020 Omnibus Incentive Plan (the “2020 Omnibus Incentive Plan”), which includes the Monster Beverage Corporation Deferred Compensation Plan as a sub plan thereunder, and (ii) the Monster Beverage Corporation 2017 Compensation Plan for Non-Employee Directors, which includes the Monster Beverage Corporation Deferred Compensation Plan for Non-Employee Directors as a sub plan thereunder. The 2020 Omnibus Incentive Plan was approved by the Board of Directors on April 14, 2020 and approved by the stockholders of the Company at the annual meeting of the Company’s stockholders held on June 3, 2020 (the “Effective Date”). The 2020 Omnibus Incentive Plan replaced the Monster Beverage Corporation 2011 Omnibus Incentive Plan (the “2011 Omnibus Incentive Plan”).

The 2020 Omnibus Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other share-based awards up to an aggregate of 46,169,367 shares of the Company’s common stock, comprised of 32,000,000 new shares of common stock reserved under the 2020 Omnibus Incentive Plan and 14,169,367 shares of common stock that were available for grant under the 2011 Omnibus Incentive Plan as of December 31, 2019 and prior to the Effective Date. Shares authorized under the 2020 Omnibus Incentive Plan are reduced by one (1) share for options or stock appreciation rights granted under the 2020 Omnibus Incentive Plan and for any grants after December 31, 2019 under the 2011 Omnibus Incentive Plan, and by 2.6 shares for each share granted or issued with respect to a Full Value Award under either the 2020 Omnibus Incentive Plan or for any shares granted after December 31, 2019 under the 2011 Omnibus Incentive Plan. A “Full Value Award” is an award other than an incentive stock option, a non-qualified stock option, or a stock appreciation right, which is settled by the issuance of shares. Options granted under the 2020 Omnibus Incentive Plan may be incentive stock options under Section 422 of the Internal Revenue Code, as amended (the “Code”), or non-qualified stock options.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Shares previously granted under the 2011 Omnibus Incentive Plan after December 31, 2019 and prior to the Effective Date of the 2020 Omnibus Incentive Plan reduced the number of shares available for grant under the 2020 Omnibus Incentive Plan.  As of December 31, 2020, 1,431,030 shares of the Company’s common stock have been granted, net of cancellations, and 44,201,385 shares (as adjusted for Full Value Awards) of the Company’s common stock remain available for grant under the 2020 Omnibus Incentive Plan.

The Compensation Committee of the Board of Directors (the “Compensation Committee”) has sole and exclusive authority to grant stock awards to all employees who are not new hires and to all new hires who are subject to Section 16 of the Exchange Act. Each of the Compensation Committee and the Executive Committee of the Board of Directors (the “Executive Committee”) independently has the authority to grant stock awards to new hires and employees receiving a promotion who are not Section 16 employees. Awards granted by the Executive Committee are not subject to approval or ratification by the Board of Directors or the Compensation Committee. Options granted under the 2020 Omnibus Incentive Plan generally vest over a three- to five-year period from the grant date and are generally exercisable up to 10 years after the grant date. Restricted stock units granted under the 2020 Omnibus Incentive Plan generally vest over a three- or five-year period from the grant date. Performance share units will generally vest based on the achievement of performance goals specified for the applicable award.

In 2016, the Company adopted the Deferred Compensation Plan (as a sub plan to the 2011 Omnibus Incentive Plan), pursuant to which eligible employees may elect to defer cash and/or equity based compensation and to receive the deferred amounts, together with an investment return (positive or negative), either at a pre-determined time in the future or upon termination of their employment with the Company or its subsidiaries or affiliates that are participating employers under the Deferred Compensation Plan, as provided under the Deferred Compensation Plan and in relevant deferral elections.  Deferrals under the Deferred Compensation Plan are unfunded and unsecured. As of December 31, 2020 deferrals under the Deferred Compensation Plan are solely comprised of cash compensation and equity compensation and are not material in the aggregate.

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

Each calendar year, a non-employee director will receive an annual retainer and annual equity award, as provided for in the 2017 Directors Plan, which may be modified from time to time.  Currently, with respect to equity awards, each non-employee director receives an award of restricted stock units at each annual meeting of the Company’s stockholders or promptly thereafter. A non-employee director’s annual award of restricted stock units will generally vest on the earliest to occur of: (a) the last business day immediately preceding the annual meeting of the Company’s stockholders in the calendar year following the calendar year in which the grant date occurs, (b) a Change of Control (as defined in the 2017 Directors Plan), (c) the non-employee director’s death, or (d) the date of the non-employee director’s separation from service due to disability, so long as the non-employee director remains a non-employee director through such date. The Board of Directors may in its discretion award non-employee directors stock options, stock appreciation rights, restricted stock and other share-based awards in lieu of or in addition to restricted stock units.  The Board of Directors may amend or terminate the 2017 Directors Plan at any time, subject to certain limitations set forth in the 2017 Directors Plan. As of December 31, 2020, 85,699 shares of the Company’s common stock had been granted under the 2017 Directors Plan, and 1,164,301 shares of the Company’s common stock remain available for grant.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

In 2017, the Company adopted the Deferred Compensation Plan for Non-Employee Directors (as a sub plan to the 2017 Directors Plan), pursuant to which the Board of Directors may permit non-employee directors to elect, at such times and in accordance with rules and procedures (or sub-plan) adopted by the Board of Directors (which are intended to comply with Section 409A of the Code, as applicable), to receive all or any portion of such non-employee director’s compensation, whether payable in cash or in equity, on a deferred basis. Deferrals under the Deferred Compensation Plan for Non-Employee Directors are unfunded and unsecured. As of December 31, 2020, deferrals under the Deferred Compensation Plan for Non-Employee Directors are solely comprised of cash compensation and equity compensation and are not material in the aggregate. The 2017 Directors Plan was adopted to effectuate any such deferrals.  The 2017 Directors Plan is administered by the Board of Directors.  Each award granted under the 2017 Directors Plan will be evidenced by a written agreement and will contain the terms and conditions that the Board of Directors deems appropriate.

Under the 2017 Directors Plan, the Board of Directors requires each non-employee director to satisfy the share ownership guidelines set forth below, as may be amended by the Board of Directors from time to time. The current share ownership guidelines provide that non-employee directors of the Company must:

●	Hold at least 9,000 shares of Company common stock. For this purpose, deferred shares or deferred restricted stock units will be deemed held, to the extent vested.
●	The minimum stock ownership level must be achieved by each non-employee director by the third anniversary of such non-employee director’s initial appointment to the Board of Directors.
●	Once achieved, ownership of the guideline amount should be maintained for so long as the non-employee director retains his or her seat on the Board of Directors.
●	There may be rare instances where these guidelines would place a hardship on a non-employee director. In these cases or in similar circumstances, the Board of Directors will make the final decision as to developing an alternative stock ownership guideline for a non-employee director that reflects the intention of these guidelines and his or her personal circumstances.

The Company recorded $70.3 million, $63.4 million and $57.1 million of compensation expense relating to outstanding options, restricted stock units, performance share units and other share-based awards during the years ended December 31, 2020, 2019 and 2018, respectively.

The tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options and vesting of restricted stock units and performance share units for the years ended December 31, 2020, 2019 and 2018 was $10.5 million, $25.9 million and $8.5 million, respectively.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted through December 31, 2020 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	2020	2019	2018
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	30.4%	30.2%	34.7%
Risk-free interest rate	0.70%	2.37%	2.81%
Expected term	5.8 Years	6.0 Years	6.0 Years

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

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares (in	Price Per	Term (In	Intrinsic
Options	thousands)	Share	years)	Value
Outstanding at January 1, 2020	14,941	$42.88	6.3	$308,884
Granted 01/01/20 - 03/31/20	1,027	$62.45
Granted 04/01/20 - 06/30/20	—	$—
Granted 07/01/20 - 09/30/20	—	$—
Granted 10/01/20 - 12/31/20	12	$77.92
Exercised	(1,916)	$38.06
Cancelled or forfeited	(91)	$54.41
Outstanding at December 31, 2020	13,973	$44.93	5.7	$664,432
Vested and expected to vest in the future at December 31, 2020	13,463	$44.43	5.7	$646,907
Exercisable at December 31, 2020	8,323	$37.36	4.5	$458,734

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2020:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted	Number	Weighted
			Number	Remaining	Average	Exercisable	Average
Range of Exercise			Outstanding (In	Contractual	Exercise	(In	Exercise
Prices ($)			Thousands)	Term (Years)	Price ($)	Thousands)	Price ($)
$11.35	-	$17.99	1,483	2.3	$17.58	1,483	$17.58
$18.64	-	$23.35	1,613	3.1	$23.05	1,613	$23.05
$36.05	-	$36.05	9	4.0	$36.05	9	$36.05
$37.10	-	$43.64	1,033	5.6	$42.75	681	$42.33
$43.99	-	$43.99	1,641	5.2	$43.99	1,185	$43.99
$44.73	-	$45.16	1,581	4.5	$45.10	1,494	$45.11
$45.55	-	$51.50	1,478	6.4	$47.61	826	$46.46
$53.24	-	$57.95	335	7.7	$55.79	65	$54.82
$58.73	-	$58.73	2,230	7.2	$58.73	680	$58.73
$58.77	-	$77.92	2,570	8.6	$60.93	287	$59.86
			13,973	5.7	$44.93	8,323	$37.36

The weighted-average grant-date fair value of options granted during the years ended December 31, 2020, 2019 and 2018 was $18.82 per share, $20.17 per share and $22.37 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was $68.8 million, $220.2 million and $56.8 million, respectively.

Cash received from option exercises under all plans for the years ended December 31, 2020, 2019 and 2018 was $72.9 million, $92.4 million and $25.9 million, respectively.

At December 31, 2020, there was $59.2 million of total unrecognized compensation expense related to non-vested options granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.1 years.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following table summarizes the Company’s activities with respect to non-vested restricted stock units and performance share units as follows:

		Weighted
	Number of	Average
	Shares (in	Grant-Date
	thousands)	Fair Value
Non-vested at January 1, 2020	825	$57.62
Granted 01/01/20 - 03/31/20[1]	392	$62.39
Granted 04/01/20 - 06/30/20	17	$71.72
Granted 07/01/20 - 09/30/20	1	$71.76
Granted 10/01/20 - 12/31/20	5	$78.04
Vested	(287)	$55.65
Forfeited/cancelled	(6)	$64.72
Non-vested at December 31, 2020	947	$60.52

1The grant activity for performance share units is recorded based on the target performance level earning 100% of target performance share units. The actual number of performance share units earned could range from 0% to 200% of target dependent on the pre-established performance goals.

The weighted-average grant-date fair value of restricted stock units and/or performance share units granted during the years ended December 31, 2020, 2019 and 2018 was $62.97, $59.79 and $57.59 per share, respectively. As of December 31, 2020, 0.8 million of restricted stock units and performance share units are expected to vest.

At December 31, 2020, total unrecognized compensation expense relating to non-vested restricted stock units and performance share units was $32.1 million, which is expected to be recognized over a weighted-average period of 2.3 years.

Other Share-Based Awards

The Company has granted other share-based awards to certain employees that are payable in cash. These awards are classified as liabilities and are valued based on the fair value of the award at the grant date and are remeasured at each reporting date until settlement with compensation expense being recognized in proportion to the completed requisite service period up until date of settlement. At December 31, 2020, other share-based awards outstanding included grants that vest over three years payable in the first quarters of 2022 and 2023.

At December 31, 2020, there was $2.3 million of total unrecognized compensation expense related to nonvested other share-based awards granted to employees under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 1.6 years.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Employee and Non-Employee Share-Based Compensation Expense

The table below shows the amounts recognized in the consolidated financial statements for the years ended December 31, 2020, 2019 and 2018 for share-based compensation related to employees and non-employees. Employee and non-employee share-based compensation expense of $70.3 million for the year ended December 31, 2020 is comprised of $9.4 million relating to incentive stock options, $2.7 million relating to other share-based awards and $58.2 million relating to non-qualified stock options, restricted units and performance units. Employee and non-employee share-based compensation expense of $63.4 million for the year ended December 31, 2019 is comprised of $10.0 million relating to incentive stock options and $53.4 million relating to non-qualified stock options and restricted units. Employee and non-employee share-based compensation expense of  $57.1 million for the year ended December 31, 2018 is comprised of $10.0 million relating to incentive stock options and $47.1 million relating to non-qualified stock options and restricted units.

	2020	2019	2018
Operating expenses	$70,289	$63,356	$57,111
Total employee and non-employee share-based compensation expense included in income, before income tax	70,289	63,356	57,111
Less: Amount of income tax benefit recognized in earnings	(15,499)	(36,326)	(14,892)
Amount charged against net income	$54,790	$27,030	$42,219

16.        INCOME TAXES

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

The domestic and foreign components of the Company’s income before provision for income taxes are as follows:

	Year Ended December 31,
	2020	2019	2018
Domestic*	$1,374,402	$1,196,883	$1,100,487
Foreign*	251,755	219,079	192,785
Income before provision for income taxes	$1,626,157	$1,415,962	$1,293,272

*After intercompany royalties, management fees and interest charges from the Company’s domestic to foreign entities of $54.2 million, $51.2 million and $40.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Components of the provision for income taxes are as follows:

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$259,073	$212,068	$209,147
State	43,704	39,982	41,934
Foreign	70,658	55,167	42,541
	373,435	307,217	293,622

Deferred:
Federal	11,401	8,320	9,804
State	4,709	(6,878)	1,644
Foreign	(167,595)	(4,219)	(8,778)
	(151,485)	(2,777)	2,670

Valuation allowance	(5,387)	3,687	3,976
	$216,563	$308,127	$300,268

A reconciliation of the total provision for income taxes after applying the U.S. federal statutory rate of 21% to income before provision for income taxes to the reported provision for income taxes are as follows for the years ended:

	Year Ended December 31,
	2020	2019	2018
U.S. Federal tax expense at statutory rates	$341,493	$297,352	$271,587
State income taxes, net of federal tax benefit	37,478	30,098	36,312
Permanent differences	(1,064)	(2,128)	3,606
Stock based compensation	1,097	(13,473)	(370)
Intra-company transfer benefit	(165,075)	—	—
Other	(7,388)	(12,423)	(8,438)
Foreign rate differential	15,409	5,014	(6,405)
Valuation allowance	(5,387)	3,687	3,976
	$216,563	$308,127	$300,268

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Major components of the Company’s deferred tax assets (liabilities) at December 31, 2020 and 2019 are as follows:

	2020	2019
Deferred Tax Assets:
Reserve for sales returns	$275	$140
Reserve for inventory obsolescence	2,366	2,066
Reserve for marketing development fund	9,629	8,469
Capitalization of inventory costs	3,365	2,310
State franchise tax - current	4,229	2,346
Accrued compensation	1,284	1,944
Accrued other liabilities	7,464	5,674
Deferred revenue	75,592	81,903
Stock-based compensation	23,370	22,665
Foreign net operating loss carryforward	21,626	30,187
Prepaid supplies	5,551	5,799
Termination payments	63,009	69,467
Operating lease liabilities	4,434	6,155
Intangibles	87,687	—
Impairment-trademarks and others	2,055	—
Other deferred tax assets	27,164	17,615
Total gross deferred tax assets	$339,100	$256,740

Deferred Tax Liabilities:
Amortization of trademarks	$(42,161)	$(35,227)
Intangibles	—	(76,047)
State franchise tax - deferred	(6,318)	(7,173)
Operating lease ROU assets	(4,434)	(6,155)
Other deferred tax liabilities	(58)	(93)
Depreciation	(9,363)	(6,765)
Total gross deferred tax liabilities	(62,334)	(131,460)

Valuation Allowance	(35,116)	(40,503)

Net deferred tax assets	$241,650	$84,777

During the years ended December 31, 2020, 2019 and 2018, the Company established full valuation allowances against certain deferred tax assets, resulting from cumulative net operating losses incurred by certain foreign subsidiaries of the Company. The effect of the valuation allowances and the subsequent related impact on the Company’s overall tax rate was to decrease the Company’s provision for income taxes by $5.4 million for the year ended December 31, 2020, and increase $3.7 million and $4.0 million for the years ended December 31, 2019 and 2018, respectively. At December 31, 2020, the Company had net operating loss carryforwards of approximately $84.5 million. Of this amount, $52.4 million may be carried forward indefinitely. The remaining $32.1 million of net operating loss carryforwards will begin to expire in 2021.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

In October 2020, the Company completed an intra-entity transfer of intangible assets between certain of the Company’s foreign subsidiaries to better align its international structure with its expanding operations. The transfer resulted in a step-up of the tax-deductible basis in the transferred assets in a foreign jurisdiction, and created a temporary difference between the tax basis and book basis for such intangible assets. The Company recognized deferred tax assets of approximately $165.1 million, with a corresponding reduction to the provision for income taxes during the fourth quarter of 2020 in its consolidated financial statements. The tax deductions for the amortization of the deferred tax assets will be recognized in the future and any amortization not deducted for tax purposes will be carried forward indefinitely. The tax impact on the foreign subsidiary transferor was not material.

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the years ended December 31, 2020, 2019 and 2018:

Gross Unrecognized Tax
Benefits
Balance at January 1, 2018	$6,540
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior year	1,159
Decreases for tax positions related to prior years	(2,664)
Balance at December 31, 2018	$5,035
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior year	1,833
Decreases for tax positions related to prior years	(3,875)
Balance at December 31, 2019	$2,993
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior year	—
Decreases for tax positions related to prior years	(2,251)
Balance at December 31, 2020	$742

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s consolidated financial statements. As of December 31, 2020, the Company had accrued approximately $0.1 million in interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions it would not have a significant impact on the Company’s effective tax rate.

It is expected that any change in the amount of unrecognized tax benefit change within the next 12 months will not be significant.

The Company is subject to U.S. federal income tax as well as to income tax in multiple state and foreign jurisdictions.

The Company is in various stages of examination with certain states and certain foreign jurisdictions, including the United Kingdom and Ireland. The Company’s 2017 through 2019 U.S. federal income tax returns are subject to examination by the IRS. The Company’s state income tax returns are subject to examination for the 2016 through 2019 tax years.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

17.        EARNINGS PER SHARE

A reconciliation of the weighted average shares used in the basic and diluted earnings per common share computations for the years ended December 31, 2020, 2019 and 2018 is presented below (in thousands):

	2020	2019	2018
Weighted-average shares outstanding:
Basic	529,639	542,191	557,166
Dilutive securities	5,168	4,417	7,088
Diluted	534,807	546,608	564,254

For the years ended December 31, 2020, 2019 and 2018, options and awards outstanding totaling 1.8 million shares, 4.4 million shares and 3.2 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

18.        EMPLOYEE BENEFIT PLAN

Employees of the Company may participate in the Monster Beverage Corporation 401(k) Plan, a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code.  Participating employees may contribute into a traditional plan with pretax salary or into a Roth plan with after tax salary up to statutory limits. The Company contributes 50% of the employee contribution, up to 8% of each employee’s earnings, which vest over four years (2 years of service = 50%, 3 years of service = 75%, 4 years of service = 100%). Matching contributions were $4.7 million, $3.4 million and $2.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

19.        SEGMENT INFORMATION

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

The net revenues derived from the Company’s reportable segments and other financial information related thereto for the years ended December 31, 2020, 2019 and 2018 are as follows:

	2020	2019	2018
Net sales:
Monster Energy® Drinks⁽¹⁾	$4,305,246	$3,904,029	$3,498,427
Strategic Brands	266,354	274,925	285,836
Other	27,038	21,865	22,920
Corporate and unallocated	—	—	—
	$4,598,638	$4,200,819	$3,807,183

	2020	2019	2018
Operating Income:
Monster Energy® Drinks⁽¹⁾ ⁽²⁾	$1,820,346	$1,565,977	$1,371,062
Strategic Brands	155,047	164,053	176,520
Other	5,930	3,650	5,362
Corporate and unallocated	(348,170)	(330,741)	(269,325)
	$1,633,153	$1,402,939	$1,283,619

	2020	2019	2018
Income before tax:
Monster Energy® Drinks⁽¹⁾ ⁽²⁾	$1,820,625	$1,567,022	$1,372,001
Strategic Brands	155,047	164,049	176,540
Other	5,933	3,655	5,362
Corporate and unallocated	(355,448)	(318,764)	(260,631)
	$1,626,157	$1,415,962	$1,293,272

(1)	Includes $42.1 million, $46.3 million and $44.3 million for the years ended December 31, 2020, 2019 and 2018, respectively, related to the recognition of deferred revenue.

(2)	Includes $0.2 million, $11.3 million and $26.6 million for the years ended December 31, 2020, 2019 and 2018, respectively, related to distributor termination costs.

	2020	2019	2018
Depreciation and amortization:
Monster Energy® Drinks	$38,277	$39,397	$36,387
Strategic Brands	4,178	7,935	7,774
Other	4,631	4,637	4,657
Corporate and unallocated	9,944	8,758	8,161
	$57,030	$60,727	$56,979

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Corporate and unallocated expenses were $348.2 million for the year ended December 31, 2020 and included $234.1 million of payroll costs, of which $69.9 million was attributable to stock-based compensation expense (See Note 15, “Stock-Based Compensation”), $67.6 million of professional service expenses, including accounting and legal costs, $7.5 million of insurance costs and $39.0 million of other operating expenses.

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

Coca-Cola Consolidated, Inc. accounted for approximately 12%, 13% and 13% of the Company's net sales for the years ended December 31, 2020, 2019 and 2018, respectively.

Reyes Coca-Cola Bottling, LLC accounted for approximately 11%, 11% and 12% of the Company’s net sales for the years ended December 31, 2020, 2019 and 2018, respectively.

Coca-Cola European Partners accounted for approximately 10% of the Company’s net sales for the years ended December 31, 2020, 2019 and 2018.

Net sales to customers outside the United States amounted to $1.51 billion, $1.33 billion and $1.09 billion for the years ended December 31, 2020, 2019 and 2018, respectively.  Such sales were approximately 33%, 32% and 29% of net sales for the years ended December 31, 2020, 2019 and 2018, respectively.

Goodwill and other intangible assets for the Company’s reportable segments as of December 31, 2020 and 2019 are as follows:

	2020	2019
Goodwill and other intangible assets:
Monster Energy® Drinks	$1,406,646	$1,384,940
Strategic Brands	974,132	984,393
Other	9,911	14,415
Corporate and unallocated	—	—
	$2,390,689	$2,383,748

20.        RELATED PARTY TRANSACTIONS

TCCC controls approximately 19.3% of the voting interests of the Company.  The TCCC Subsidiaries, the TCCC Related Parties and certain TCCC independent bottlers, purchase and distribute the Company’s products in domestic and certain international markets. The Company also pays TCCC a commission based on certain sales within the TCCC distribution network.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

TCCC commissions, based on sales to the TCCC Subsidiaries and the TCCC Related Parties, for the year ended December 31, 2020 were $56.5 million, and are included as a reduction to net sales. TCCC commissions, based on sales to the TCCC Independent Bottlers for the year ended December 31, 2020 were $21.4 million, and are included in operating expenses.

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

Net sales to the TCCC Subsidiaries for the years ended December 31, 2020, 2019 and 2018 were $83.3 million, $79.5 million and $132.5 million, respectively.

The Company also purchases concentrates from TCCC which are then sold to certain of the Company's bottlers/distributors. Concentrate purchases from TCCC were $23.9 million, $25.4 million and $27.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Certain TCCC Subsidiaries also contract manufacture certain of the Company’s Monster Energy® brand energy drinks. Such contract manufacturing expenses were $17.2 million, $17.1 million and $22.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Accounts receivable, accounts payable and accrued promotional allowances related to the TCCC Subsidiaries are as follows at:

	December 31,	December 31,
	2020	2019
Accounts receivable, net	$44,925	$21,670
Accounts payable	$(30,792)	$(18,217)
Accrued promotional allowances	$(5,834)	$(5,321)
Accrued liabilities	$(15,446)	$—

One director of the Company through certain trusts, and a family member of one director, are principal owners of a company that provides promotional materials to the Company.  Expenses incurred with such company in connection with promotional materials purchased during the years ended December 31, 2020, 2019 and 2018 were $2.1 million, $1.5 million and $1.8 million, respectively.

In December 2018, the Company and a director of the Company entered into a 50-50 partnership that purchased land, and real property thereon, in Kona, Hawaii for the purpose of producing coffee products. The Company’s initial 50% contribution of $1.9 million was accounted for as an equity investment. During the year ended December 31, 2020, the Company recorded an equity loss of $0.3 million. As of December 31, 2020, the Company’s equity investment is $1.6 million and is included in other assets (non-current) in the accompanying consolidated balance sheet at December 31, 2020.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

21.        QUARTERLY FINANCIAL DATA (Unaudited)

				Net Income per Common
				Share
	Net Sales	Gross Profit	Net Income	Basic	Diluted
Quarter ended:
March 31, 2020	$1,062,097	$637,196	$278,835	$0.52	$0.52
June 30, 2020	1,093,896	659,469	311,369	$0.59	$0.59
September 30, 2020	1,246,362	736,531	347,654	$0.66	$0.65
December 31, 2020	1,196,283	690,684	471,736	$0.89	$0.88
	$4,598,638	$2,723,880	$1,409,594
Quarter ended:
March 31, 2019	$945,991	$573,532	$261,485	$0.48	$0.48
June 30, 2019	1,104,045	661,283	292,473	$0.54	$0.53
September 30, 2019	1,133,577	673,002	298,923	$0.55	$0.55
December 31, 2019	1,017,206	610,768	254,954	$0.47	$0.47
	$4,200,819	$2,518,585	$1,107,835

Certain of the figures reported above may differ from previously reported figures for individual quarters due to rounding.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018 (Dollars in Thousands)

	Balance at	Charged to		Balance at
	beginning	cost and		end of
Description	of period	expenses	Deductions	period
Allowance for doubtful accounts, sales returns and cash discounts:

2020	$2,045	$9,664	$(9,831)	$1,878
2019	$1,589	$9,583	$(9,127)	$2,045
2018	$1,105	$7,890	$(7,406)	$1,589

Allowance on Deferred Tax Assets and Unrecognized Tax Benefits:

2020	$43,853	$(7,860)	$—	$35,993
2019	$42,748	$1,105	$—	$43,853
2018	$40,680	$2,068	$—	$42,748