Form 10-Q
period 2021-03-31
Monster Beverage Corp
filed 2021-05-07
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021	Commission File Number 001-18761

MONSTER BEVERAGE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	47-1809393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ___ No   X

The registrant had 528,562,217 shares of common stock, par value $0.005 per share, outstanding as of April 30, 2021.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

MARCH 31, 2021

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2021 AND DECEMBER 31, 2020

(In Thousands, Except Par Value) (Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,178,879	$1,180,413
Short-term investments	980,108	881,354
Accounts receivable, net	802,509	666,012
Inventories	368,402	333,085
Prepaid expenses and other current assets	72,803	55,358
Prepaid income taxes	31,171	24,733
Total current assets	3,433,872	3,140,955

INVESTMENTS	63,751	44,291
PROPERTY AND EQUIPMENT, net	312,155	314,656
DEFERRED INCOME TAXES, net	241,650	241,650
GOODWILL	1,331,643	1,331,643
OTHER INTANGIBLE ASSETS, net	1,063,092	1,059,046
OTHER ASSETS	88,203	70,475
Total Assets	$6,534,366	$6,202,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$334,076	$296,800
Accrued liabilities	170,954	142,653
Accrued promotional allowances	197,380	186,658
Deferred revenue	45,961	45,429
Accrued compensation	30,499	55,015
Income taxes payable	9,991	23,433
Total current liabilities	788,861	749,988

DEFERRED REVENUE	257,730	264,436

OTHER LIABILITIES	28,338	27,432

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 1,250,000 shares authorized; 639,154 shares issued and 528,439 shares outstanding as of March 31, 2021; 638,662 shares issued and 528,097 shares outstanding as of December 31, 2020	3,196	3,193
Additional paid-in capital	4,562,689	4,537,982
Retained earnings	6,747,268	6,432,074
Accumulated other comprehensive (loss) income	(24,874)	3,034
Common stock in treasury, at cost; 110,715 shares and 110,565 shares as of March 31, 2021 and December 31, 2020, respectively	(5,828,842)	(5,815,423)
Total stockholders’ equity	5,459,437	5,160,860
Total Liabilities and Stockholders’ Equity	$6,534,366	$6,202,716

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE-MONTHS ENDED MARCH 31, 2021 AND 2020

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended
	March 31,
	2021	2020

NET SALES	$1,243,816	$1,062,097

COST OF SALES	528,881	424,901

GROSS PROFIT	714,935	637,196

OPERATING EXPENSES	300,789	272,208

OPERATING INCOME	414,146	364,988

INTEREST and OTHER (EXPENSE) INCOME, net	(759)	872

INCOME BEFORE PROVISION FOR INCOME TAXES	413,387	365,860

PROVISION FOR INCOME TAXES	98,193	87,025

NET INCOME	$315,194	$278,835

NET INCOME PER COMMON SHARE:
Basic	$0.60	$0.52
Diluted	$0.59	$0.52

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	528,195	536,061
Diluted	534,982	540,518

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE-MONTHS ENDED MARCH 31, 2021 AND 2020

(In Thousands) (Unaudited)

	Three-Months Ended
	March 31,
	2021	2020
Net income, as reported	$315,194	$278,835
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(27,932)	(30,599)
Available-for-sale investments:
Change in net unrealized gains	24	304
Reclassification adjustment for net gains included in net income	—	—
Net change in available-for-sale investments	24	304
Other comprehensive income (loss)	(27,908)	(30,295)
Comprehensive income	$287,286	$248,540

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE-MONTHS ENDED MARCH 31, 2021 AND 2020

(In Thousands) (Unaudited)

					Accumulated
					Other			Total
	Common stock		Additional	Retained	Comprehensive	Treasury stock		Stockholders’
	Shares	Amount	Paid-in Capital	Earnings	(Loss) Income	Shares	Amount	Equity
Balance, December 31, 2020	638,662	$3,193	$4,537,982	$6,432,074	$3,034	(110,565)	$(5,815,423)	$5,160,860
Stock-based compensation	—	—	17,949	—	—	—	—	17,949
Exercise of stock options	492	3	6,758	—	—	—	—	6,761
Unrealized gain, net on available-for-sale securities	—	—	—	—	24	—	—	24
Repurchase of common stock	—	—	—	—	—	(150)	(13,419)	(13,419)
Foreign currency translation	—	—	—	—	(27,932)	—	—	(27,932)
Net income	—	—	—	315,194	—	—	—	315,194
Balance, March 31, 2021	639,154	$3,196	$4,562,689	$6,747,268	$(24,874)	(110,715)	$(5,828,842)	$5,459,437

					Accumulated
					Other			Total
	Common stock		Additional	Retained	Comprehensive	Treasury stock		Stockholders’
	Shares	Amount	Paid-in Capital	Earnings	(Loss) Income	Shares	Amount	Equity
Balance, December 31, 2019	636,460	$3,182	$4,397,511	$5,022,480	$(32,387)	(99,762)	$(5,219,505)	$4,171,281
Stock-based compensation	—	—	17,098	—	—	—	—	17,098
Exercise of stock options	644	4	13,971	—	—	—	—	13,975
Unrealized gain, net on available-for-sale securities	—	—	—	—	304	—	—	304
Repurchase of common stock	—	—	—	—	—	(10,503)	(579,948)	(579,948)
Foreign currency translation	—	—	—	—	(30,599)	—	—	(30,599)
Net income	—	—	—	278,835	—	—	—	278,835
Balance, March 31, 2020	637,104	$3,186	$4,428,580	$5,301,315	$(62,682)	(110,265)	$(5,799,453)	$3,870,946

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTHS ENDED MARCH 31, 2021 AND 2020

(In Thousands) (Unaudited)

	Three-Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$315,194	$278,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,777	16,546
Gain on disposal of property and equipment	(88)	(58)
Impairment of intangibles	—	3,000
Stock-based compensation	18,362	17,098
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(147,544)	(147,660)
Distributor receivables	92	176
Inventories	(39,546)	1,037
Prepaid expenses and other assets	(18,487)	(18,081)
Prepaid income taxes	(7,076)	8,078
Accounts payable	36,859	19,328
Accrued liabilities	32,441	34,500
Accrued promotional allowances	13,965	9,439
Accrued distributor terminations	—	(282)
Accrued compensation	(24,443)	(24,807)
Income taxes payable	(13,287)	(1,552)
Other liabilities	504	(192)
Deferred revenue	(5,250)	(4,273)
Net cash provided by operating activities	175,473	191,132

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of available-for-sale investments	325,751	513,534
Purchases of available-for-sale investments	(440,570)	(214,697)
Purchases of property and equipment	(8,400)	(11,119)
Proceeds from sale of property and equipment	231	217
Additions to intangibles	(7,239)	(6,811)
Increase in other assets	(18,856)	(1,148)
Net cash (used in) provided by investing activities	(149,083)	279,976

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of (payments on) debt	957	(733)
Issuance of common stock	6,761	13,975
Purchases of common stock held in treasury	(13,419)	(559,210)
Net cash used in financing activities	(5,701)	(545,968)

Effect of exchange rate changes on cash and cash equivalents	(22,223)	(21,261)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,534)	(96,121)
CASH AND CASH EQUIVALENTS, beginning of period	1,180,413	797,957
CASH AND CASH EQUIVALENTS, end of period	$1,178,879	$701,836

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$13	$11
Income taxes	$121,866	$79,993

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTHS ENDED MARCH 31, 2021 AND 2020

(In Thousands) (Unaudited) (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

Included in accrued liabilities as of March 31, 2021 and 2020 were $7.8 million and $12.9 million, respectively, related to additions to other intangible assets.

Included in accounts payable as of March 31, 2021 were $4.4 million of available-for-sale short-term investment purchases.

Included in accounts payable as of March 31, 2020 were $20.7 million of treasury stock repurchases.

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

1.	BASIS OF PRESENTATION

Reference is made to the Notes to Consolidated Financial Statements, in Monster Beverage Corporation and Subsidiaries (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2020 for a summary of significant accounting policies utilized by the Company and its consolidated subsidiaries and other disclosures, which should be read in conjunction with this Quarterly Report on Form 10-Q (“Form 10-Q”).

The Company’s condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting.  They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP.  The information set forth in these interim condensed consolidated financial statements for the three-months ended March 31, 2021 and 2020, respectively, is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading.  Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. Certain of the Company’s bottlers/distributors may also perform a separate function as a co-packer on the Company’s behalf. In such cases, control of the Company’s products passes to such bottlers/distributors when they notify the Company that they have taken possession or transferred the relevant portion of the Company’s finished goods. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of March 31, 2021 and December 31, 2020.

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

Amounts received pursuant to new and/or amended distribution agreements entered into with certain bottlers/distributors relating to the costs associated with terminating the Company’s prior distributors, are accounted for as deferred revenue and recognized as revenue ratably over the anticipated life of the respective distribution agreements, generally over 20 years.

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

Disaggregation of Revenue

The following tables disaggregate the Company’s revenue by geographical markets and reportable segments:

	Three-Months Ended March 31, 2021
				Latin
				America
	U.S. and			and
Net Sales	Canada	EMEA[1]	Asia Pacific	Caribbean	Total
Monster Energy® Drinks	$773,504	$219,300	$106,747	$70,729	$1,170,280
Strategic Brands	37,683	19,909	8,438	1,779	67,809
Other	5,727	—	—	—	5,727
Total Net Sales	$816,914	$239,209	$115,185	$72,508	$1,243,816

	Three-Months Ended March 31, 2020
				Latin
				America
	U.S. and			and
Net Sales	Canada	EMEA[1]	Asia Pacific	Caribbean	Total
Monster Energy® Drinks	$690,018	$164,771	$85,904	$51,761	$992,454
Strategic Brands	37,870	20,346	5,317	1,005	64,538
Other	5,105	—	—	—	5,105
Total Net Sales	$732,993	$185,117	$91,221	$52,766	$1,062,097

1Europe, Middle East and Africa (“EMEA”)

Contract Liabilities

Amounts received from certain bottlers/distributors at inception of their distribution contracts or at the inception of certain sales/marketing programs are accounted for as deferred revenue. As of March 31, 2021, the Company had $303.7 million of deferred revenue, which is included in current and long-term deferred revenue in the Company’s condensed consolidated balance sheet. As of December 31, 2020, the Company had $309.9 million of deferred revenue, which is included in current and long-term deferred revenue in the Company’s condensed consolidated balance sheet. During the three-months ended March 31, 2021 and 2020, $10.4 million and $10.6 million, respectively, of deferred revenue was recognized in net sales. See Note 11.

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

The components of lease cost were comprised of the following:

	Three-Months	Three-Months
	Ended March 31,	Ended March 31,
	2021	2020
Operating lease cost	$1,131	$1,445

Short-term lease cost	953	707

Variable lease cost	162	162

Finance leases:
Amortization of ROU assets	134	148
Interest on lease liabilities	4	11
Finance lease cost	138	159

Total lease cost	$2,384	$2,473

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Supplemental cash flow information for the following periods:

	Three-Months	Three-Months
	Ended March 31,	Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$991	$1,083
Operating cash outflows from finance leases	4	11
Financing cash outflows from finance leases	689	733

ROU assets obtained in exchange for lease obligations:
Finance leases	1,495	1,465
Operating leases	36	1,163

ROU assets for operating and finance leases recognized in the condensed consolidated balance sheets were comprised of the following at:

	March 31, 2021
	Real Estate	Equipment	Total	Balance Sheet Location
Operating leases	$21,674	$128	$21,802	Other Assets
Finance leases	—	2,289	2,289	Property and Equipment, net

	December 31, 2020
	Real Estate	Equipment	Total	Balance Sheet Location
Operating leases	$22,565	$189	$22,754	Other Assets
Finance leases	—	2,120	2,120	Property and Equipment, net

Operating and finance lease liabilities recognized in the condensed consolidated balance sheets were as follows at:

	March 31, 2021
	Operating Leases	Finance Leases
Accrued liabilities	$3,039	$1,609
Other liabilities	16,621	22
Total	$19,660	$1,631

	December 31, 2020
	Operating Leases	Finance Leases
Accrued liabilities	$3,171	$799
Other liabilities	17,342	24
Total	$20,513	$823

The weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases at March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021
	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	9.4	0.9
Weighted-average discount rate	3.6%	1.2%

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	December 31, 2020
	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	9.4	0.6
Weighted-average discount rate	3.6%	1.9%

The following table reconciles the undiscounted future lease payments for operating and finance leases to the operating and finance leases recorded in the condensed consolidated balance sheet at March 31, 2021:

	Undiscounted Future Lease Payments
	Operating Leases	Finance Leases
2021 (excluding the three-months ended March 31, 2021)	$2,804	$1,370
2022	3,109	257
2023	2,377	11
2024	1,890	3
2025	1,601	—
2026 and thereafter	11,588	—
Total lease payments	23,369	1,641
Less imputed interest	(3,709)	(10)
Total	$19,660	$1,631

As of March 31, 2021, the Company did not have any significant additional operating or finance leases that have not yet commenced.

5.	INVESTMENTS

The following table summarizes the Company’s investments at:

					Continuous	Continuous
		Gross	Gross		Unrealized	Unrealized
		Unrealized	Unrealized		Loss Position	Loss Position
	Amortized	Holding	Holding	Fair	less than 12	greater than 12
March 31, 2021	Cost	Gains	Losses	Value	Months	Months
Available-for-sale
Short-term:
Commercial paper	$166,306	$—	$—	$166,306	$—	$—
Certificates of deposit	40,517	3	—	40,520	—	—
U.S. government agency securities	87,645	16	3	87,658	3	—
U.S. treasuries	685,521	123	20	685,624	20	—
Long-term:
U.S. government agency securities	8,141	—	5	8,136	5	—
U.S. treasuries	55,620	1	6	55,615	6	—
Total	$1,043,750	$143	$34	$1,043,859	$34	$—

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

					Continuous	Continuous
		Gross	Gross		Unrealized	Unrealized
		Unrealized	Unrealized		Loss Position	Loss Position
	Amortized	Holding	Holding	Fair	less than 12	greater than 12
December 31, 2020	Cost	Gains	Losses	Value	Months	Months
Available-for-sale
Short-term:
Commercial paper	$119,886	$—	$—	$119,886	$—	$—
Certificates of deposit	20,387	—	—	20,387	—	—
Municipal securities	9,083	—	—	9,083	—	—
U.S. government agency securities	81,521	13	3	81,531	3	—
U.S. treasuries	650,386	150	69	650,467	69	—
Long-term:
U.S. government agency securities	10,350	1	—	10,351	—	—
U.S. treasuries	33,946	1	7	33,940	7	—
Total	$925,559	$165	$79	$925,645	$79	$—

During the three-months ended March 31, 2021 and 2020, realized gains or losses recognized on the sale of investments were not significant.

The Company’s investments at March 31, 2021 and December 31, 2020 carried investment grade credit ratings.

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
Commercial paper	$166,306	$166,306	$119,886	$119,886
Municipal securities	—	—	9,083	9,083
U.S. government agency securities	87,645	87,658	81,521	81,531
Certificates of deposit	40,517	40,520	20,387	20,387
U.S. treasuries	685,521	685,624	650,386	650,467
Due 1 - 10 years:
U.S. treasuries	55,620	55,615	33,946	33,940
U.S. government agency securities	8,141	8,136	10,350	10,351
Total	$1,043,750	$1,043,859	$925,559	$925,645

6.	FAIR VALUE OF CERTAIN FINANCIAL ASSETS AND LIABILITIES

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

The following tables present the fair value of the Company’s financial assets and liabilities that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

March 31, 2021	Level 1	Level 2	Level 3	Total
Cash	$809,464	$—	$—	$809,464
Money market funds	351,514	—	—	351,514
Certificates of deposit	—	40,520	—	40,520
Commercial paper	—	166,306	—	166,306
U.S. government agency securities	—	95,794	—	95,794
U.S. treasuries	—	759,138	—	759,138
Foreign currency derivatives	—	(292)	—	(292)
Total	$1,160,978	$1,061,466	$—	$2,222,444

Amounts included in:
Cash and cash equivalents	$1,160,978	$17,901	$—	$1,178,879
Short-term investments	—	980,108	—	980,108
Accounts receivable, net	—	173	—	173
Investments	—	63,751	—	63,751
Accrued liabilities	—	(467)	—	(467)
Total	$1,160,978	$1,061,466	$—	$2,222,444

December 31, 2020	Level 1	Level 2	Level 3	Total
Cash	$796,421	$—	$—	$796,421
Money market funds	352,730	—	—	352,730
Certificates of deposit	—	23,137	—	23,137
Commercial paper	—	130,883	—	130,883
Municipal securities	—	9,083	—	9,083
U.S. government agency securities	—	91,882	—	91,882
U.S. treasuries	—	701,922	—	701,922
Foreign currency derivatives	—	(2,578)	—	(2,578)
Total	$1,149,151	$954,329	$—	$2,103,480

Amounts included in:
Cash and cash equivalents	$1,149,151	$31,262	$—	$1,180,413
Short-term investments	—	881,354	—	881,354
Accounts receivable, net	—	69	—	69
Investments	—	44,291	—	44,291
Accrued liabilities	—	(2,647)	—	(2,647)
Total	$1,149,151	$954,329	$—	$2,103,480

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

All of the Company’s short-term and long-term investments are classified within Level 1 or Level 2 of the fair value hierarchy.  The Company’s valuation of its Level 1 investments is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments is based on other observable inputs, specifically a market approach which utilizes valuation models, pricing systems, mathematical tools and other relevant information for the same or similar securities. The Company’s valuation of its Level 2 foreign currency exchange contracts is based on quoted market prices of the same or similar instruments, adjusted for counterparty risk. There were no transfers between Level 1 and Level 2 measurements during the three-months ended March 31, 2021, or during the year-ended December 31, 2020, and there were no changes in the Company’s valuation techniques.

7.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to foreign currency exchange rate risks related primarily to its foreign business operations. During the three-months ended March 31, 2021 and the year-ended December 31, 2020, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts of the Company that were outstanding as of March 31, 2021 have terms of one month or less. The Company does not enter into forward currency exchange contracts for speculation or trading purposes.

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

The notional amount and fair value of all outstanding foreign currency derivative instruments in the condensed consolidated balance sheets consist of the following at:

March 31, 2021
Derivatives not designated as
hedging instruments under	Notional	Fair
ASC 815-20	Amount	Value	Balance Sheet Location
Assets:
Foreign currency exchange contracts:
Receive USD/pay EUR	$23,478	$132	Accounts receivable, net
Receive USD/pay AUD	8,153	24	Accounts receivable, net
Receive USD/pay DKK	1,655	15	Accounts receivable, net
Receive USD/pay SEK	1,747	2	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive USD/pay GBP	$52,556	$(166)	Accrued liabilities
Receive USD/pay COP	6,921	(115)	Accrued liabilities
Receive RSD/pay USD	10,747	(94)	Accrued liabilities
Receive USD/pay RUB	8,946	(51)	Accrued liabilities
Receive USD/pay CNY	12,183	(30)	Accrued liabilities
Receive USD/pay ZAR	360	(4)	Accrued liabilities
Receive USD/pay NOK	1,482	(3)	Accrued liabilities
Receive USD/pay NZD	4,128	(1)	Accrued liabilities
Receive SGD/pay USD	19,248	(1)	Accrued liabilities

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

The net (losses) gains on derivative instruments in the condensed consolidated statements of income were as follows:

		Amount of (loss) gain
		recognized in income on
		derivatives
Derivatives not designated as	Location of (loss) gain	Three-months ended
hedging instruments under	recognized in income on	March 31,	March 31,
ASC 815-20	derivatives	2021	2020
Foreign currency exchange contracts	Interest and other (expense) income, net	$(3,870)	$6,292

8.	INVENTORIES

Inventories consist of the following at:

	March 31,	December 31,
	2021	2020
Raw materials	$180,131	$155,166
Finished goods	188,271	177,919
	$368,402	$333,085

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

9.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at:

	March 31,	December 31,
	2021	2020
Land	$85,665	$85,876
Leasehold improvements	11,725	11,524
Furniture and fixtures	8,281	8,271
Office and computer equipment	21,536	21,657
Computer software	6,809	6,945
Equipment	191,279	185,348
Buildings	156,596	156,616
Vehicles	44,022	43,173
	525,913	519,410
Less: accumulated depreciation and amortization	(213,758)	(204,754)
	$312,155	$314,656

Total depreciation and amortization expense recorded was $11.7 million and $12.4 million for the three-months ended March 31, 2021 and 2020, respectively.

10.         GOODWILL AND OTHER INTANGIBLE ASSETS

The following is a roll-forward of goodwill for the three-months ended March 31, 2021 and 2020 by reportable segment:

	Monster
	Energy®	Strategic
	Drinks	Brands	Other	Total
Balance at December 31, 2020	$693,644	$637,999	$—	$1,331,643
Acquisitions	—	—	—	—
Balance at March 31, 2021	$693,644	$637,999	$—	$1,331,643

	Monster
	Energy®	Strategic
	Drinks	Brands	Other	Total
Balance at December 31, 2019	$693,644	$637,999	$—	$1,331,643
Acquisitions	—	—	—	—
Balance at March 31, 2020	$693,644	$637,999	$—	$1,331,643

Intangible assets consist of the following at:

	March 31,	December 31,
	2021	2020
Amortizing intangibles	$66,875	$66,875
Accumulated amortization	(57,927)	(56,801)
	8,948	10,074
Non-amortizing intangibles	1,054,144	1,048,972
	$1,063,092	$1,059,046

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Amortizing intangibles primarily consist of customer relationships. All amortizing intangibles have been assigned an estimated finite useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives, generally five to seven years. Total amortization expense recorded was $1.1 million and $2.9 million for the three-months ended March 31, 2021 and 2020, respectively. The Company recorded an impairment charge of $3.0 million on a Strategic Brand trademark in the three-months ended March 31, 2020.

The following is the future estimated amortization expense related to amortizing intangibles as of March 31, 2021:

2021 (excluding the three-months ended March 31, 2021)	$3,300
2022	4,405
2023	1,112
2024	14
2025	13
2026 and thereafter	104
$8,948

11.         DISTRIBUTION AGREEMENTS

In the normal course of business, amounts received pursuant to new and/or amended distribution agreements entered into with certain bottlers/distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, or at the inception of certain sales/marketing programs are accounted for as deferred revenue and are recognized as revenue ratably over the anticipated life of the respective agreement, generally 20 years or program, as the case may be. Revenue recognized was $10.4 million and $10.6 million for the three-months ended March 31, 2021 and 2020, respectively.

12.         COMMITMENTS AND CONTINGENCIES

The Company had purchase commitments aggregating approximately $83.1 million at March 31, 2021, which represented commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms, but are generally satisfied within one year.

The Company had contractual obligations aggregating approximately $215.8 million at March 31, 2021, which related primarily to sponsorships and other marketing activities.

In February 2018, the working capital line limit for the Company’s credit facility with HSBC Bank (China) Company Limited, Shanghai Branch, was increased from $9.0 million to $15.0 million. At March 31, 2021, the interest rate on borrowings under the line of credit was 5.5%. As of March 31, 2021, $1.7 million was outstanding on this line of credit.

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

On January 15, 2021, the Company filed a motion to dismiss the action because the plaintiff failed to make a demand on the Company as required by Federal Rule of Civil Procedure 23.1 or to show that demand would have been futile. The Individual Defendants also filed a motion to dismiss the complaint for failure to state a claim against the Individual Defendants, among other reasons. On February 8, 2021, the court granted both motions to dismiss for failure adequately to allege demand futility.  The court granted the plaintiff leave to amend; the court did not set a deadline by which an amended complaint must be filed. While the Company continues to evaluate these claims, management believes that such litigation will likely not have a material adverse effect on the Company’s financial position or results of operations.

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, and any related insurance reimbursements. As of March 31, 2021, the Company’s condensed consolidated balance sheet included accrued loss contingencies of approximately $18.9 million.

13.         ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Changes in accumulated other comprehensive (loss) income by component, after tax, for the three-months ended March 31, 2021 and 2020 are as follows:

		Unrealized
	Currency	Gains (Losses)
	Translation	on Available-for-
	Gains (Losses)	Sale Securities	Total
Balance at December 31, 2020	$2,950	$84	$3,034
Other comprehensive (loss) income before reclassifications	(27,932)	24	(27,908)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—
Net current-period other comprehensive (loss) income	(27,932)	24	(27,908)
Balance at March 31, 2021	$(24,982)	$108	$(24,874)

		Unrealized
	Currency	Gains (Losses)
	Translation	on Available-for-
	Losses	Sale Securities	Total
Balance at December 31, 2019	$(32,581)	$194	$(32,387)
Other comprehensive (loss) income before reclassifications	(30,599)	304	(30,295)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—
Net current-period other comprehensive (loss) income	(30,599)	304	(30,295)
Balance at March 31, 2020	$(63,180)	$498	$(62,682)

14.         TREASURY STOCK

On March 13, 2020, the Company’s Board of Directors authorized a new share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “March 2020 Repurchase Plan”). During the three-months ended March 31, 2021, no shares were repurchased under the March 2020 Repurchase Plan. As of May 7, 2021, $441.5 million remained available for repurchase under the March 2020 Repurchase Plan.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

During the three-months ended March 31, 2021, 0.2 million shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $13.4 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying condensed consolidated balance sheet at March 31, 2021.

15.         STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at March 31, 2021: (i) the Monster Beverage Corporation 2020 Omnibus Incentive Plan, including the Monster Beverage Corporation Deferred Compensation Plan as a sub-plan thereunder, and (ii) the Monster Beverage Corporation 2017 Compensation Plan for Non-Employee Directors, including the Monster Beverage Corporation Deferred Compensation Plan for Non-Employee Directors as a sub-plan thereunder.

The Company recorded $18.4 million and $17.1 million of compensation expense relating to outstanding options, restricted stock units, performance share units and other share-based awards during the three-months ended March 31, 2021 and 2020, respectively.

The tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options and vesting of restricted stock units and performance share units for the three-months ended March 31, 2021 and 2020 was $1.4 million and $1.7 million, respectively.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted as of March 31, 2021 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	Three-Months Ended March 31,
	2021		2020
Dividend yield	0.0%		0.0%
Expected volatility	28.9%		30.5%
Risk-free interest rate	0.8%		0.7%
Expected term	5.8	years	5.8	years

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares (in	Price Per	Term (in	Intrinsic
Options	thousands)	Share	years)	Value
Outstanding at January 1, 2021	13,973	$44.93	5.7	$664,432
Granted 01/01/21 - 03/31/21	1,015	$88.95
Exercised	(157)	$43.04
Cancelled or forfeited	(5)	$60.28
Outstanding at March 31, 2021	14,826	$47.96	5.8	$639,489
Vested and expected to vest in the future at March 31, 2021	14,463	$47.44	5.7	$631,268
Exercisable at March 31, 2021	9,883	$40.24	4.7	$502,521

The weighted-average grant-date fair value of options granted during the three-months ended March 31, 2021 and 2020 was $25.78 per share and $18.78 per share, respectively.

The total intrinsic value of options exercised during the three-months ended March 31, 2021 and 2020 was $7.2 million and $10.9 million, respectively.

Cash received from option exercises under all plans for the three-months ended March 31, 2021 and 2020 was $6.8 million and $14.0 million, respectively.

At March 31, 2021, there was $76.2 million of total unrecognized compensation expense related to non-vested options granted to employees under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.

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

The following table summarizes the Company’s activities with respect to non-vested restricted stock units and performance share units as follows:

		Weighted
	Number of	Average
	Shares (in	Grant-Date
	thousands)	Fair Value
Non-vested at January 1, 2021	947	$60.52
Granted 01/01/21 - 03/31/21[1]	304	$86.28
Vested	(335)	$62.43
Forfeited/cancelled	(1)	$62.39
Non-vested at March 31, 2021	915	$68.37

1The grant activity for performance share units is recorded based on the target performance level earning 100% of target performance share units. The actual number of performance share units earned could range from 0% to 200% of target depending on the achievement of pre-established performance goals.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The weighted-average grant-date fair value of restricted stock units and/or performance share units granted during the three-months ended March 31, 2021 and 2020 was $88.96 and $62.39 per share, respectively.

As of March 31, 2021, 0.8 million of restricted stock units and performance share units are expected to vest over their respective terms.

At March 31, 2021, total unrecognized compensation expense relating to non-vested restricted stock units and performance share units was $50.3 million, which is expected to be recognized over a weighted-average period of 2.5 years.

Other Share-Based Awards

The Company has granted other share-based awards to certain employees that are payable in cash. These awards are classified as liabilities and are valued based on the fair value of the award at the grant date and are remeasured at each reporting date until settlement, with compensation expense being recognized in proportion to the completed requisite service period up until date of settlement. At March 31, 2021, other share-based awards outstanding included grants that vest over three years payable in the first quarters of 2022, 2023 and 2024.

At March 31, 2021, there was $1.8 million of total unrecognized compensation expense related to nonvested other share-based awards granted to employees under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 1.4 years.

16.         INCOME TAXES

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the three-months ended March 31, 2021:

Gross Unrecognized Tax
Benefits
Balance at December 31, 2020	$742
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior years	—
Decreases related to settlement with taxing authority	—
Balance at March 31, 2021	$742

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. As of March 31, 2021, the Company had approximately $0.1 million in accrued interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions, the resultant impact on the Company’s effective tax rate would not be significant. It is expected that any change in the amount of unrecognized tax benefits within the next 12 months will not be significant.

The Company is subject to U.S. federal income tax as well as to income tax in multiple state and foreign jurisdictions.

The Company is in various stages of examination with certain states and certain foreign jurisdictions, including the United Kingdom and Ireland. The Company’s 2017 through 2020 U.S. federal income tax returns are subject to examination by the IRS. The Company’s state income tax returns are subject to examination for the 2016 through 2020 tax years.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

17.         EARNINGS PER SHARE

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations is presented below (in thousands):

	Three-Months Ended
	March 31,
	2021	2020
Weighted-average shares outstanding:
Basic	528,195	536,061
Dilutive	6,787	4,457
Diluted	534,982	540,518

For the three-months ended March 31, 2021 and 2020, options and awards outstanding totaling 0.2 million shares and 4.8 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The net revenues derived from the Company’s reportable segments and other financial information related thereto for the three-months ended March 31, 2021 and 2020 are as follows:

	Three-Months Ended
	March 31,
	2021	2020
Net sales:
Monster Energy® Drinks⁽¹⁾	$1,170,280	$992,454
Strategic Brands	67,809	64,538
Other	5,727	5,105
Corporate and unallocated	—	—
	$1,243,816	$1,062,097

	Three-Months Ended
	March 31,
	2021	2020
Operating Income:
Monster Energy® Drinks⁽¹⁾	$464,819	$411,141
Strategic Brands	45,140	36,719
Other	1,793	787
Corporate and unallocated	(97,606)	(83,659)
	$414,146	$364,988

	Three-Months Ended
	March 31,
	2021	2020
Income before tax:
Monster Energy® Drinks⁽¹⁾	$464,968	$411,178
Strategic Brands	45,140	36,719
Other	1,793	787
Corporate and unallocated	(98,514)	(82,824)
	$413,387	$365,860

(1)	Includes $10.4 million and $10.6 million for the three-months ended March 31, 2021 and 2020, respectively, related to the recognition of deferred revenue.

	Three-Months Ended
	March 31,
	2021	2020
Depreciation and amortization:
Monster Energy® Drinks	$9,022	$9,651
Strategic Brands	264	2,030
Other	1,126	1,165
Corporate and unallocated	2,413	2,479
	$12,825	$15,325

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Corporate and unallocated expenses for the three-months ended March 31, 2021 include $65.1 million of payroll costs, of which $18.3 million was attributable to stock-based compensation expenses (see Note 15 “Stock-Based Compensation”), as well as $20.4 million attributable to professional service expenses, including accounting and legal costs, and $12.1 million of other operating expenses. Corporate and unallocated expenses for the three-months ended March 31, 2020 include $55.3 million of payroll costs, of which $17.1 million was attributable to stock-based compensation expenses (see Note 15 “Stock-Based Compensation”), as well as $16.3 million attributable to professional service expenses, including accounting and legal costs, and $12.1 million of other operating expenses.

Coca-Cola Consolidated, Inc. accounted for approximately 12% of the Company’s net sales for both the three-months ended March 31, 2021 and 2020.

Reyes Coca-Cola Bottling, LLC accounted for approximately 9% and 11% of the Company’s net sales for the three-months ended March 31, 2021 and 2020, respectively.

Coca-Cola European Partners accounted for approximately 11% and 10% of the Company’s net sales for the three-months ended March 31, 2021 and 2020, respectively.

Net sales to customers outside the United States amounted to $459.4 million and $356.8 million for the three-months ended March 31, 2021 and 2020, respectively. Such sales were approximately 37% and 34% of net sales for the three-months ended March 31, 2021 and 2020, respectively.

Goodwill and other intangible assets for the Company’s reportable segments as of March 31, 2021 and December 31, 2020 are as follows:

	March 31,	December 31,
	2021	2020
Goodwill and other intangible assets:
Monster Energy® Drinks	$1,410,816	$1,406,646
Strategic Brands	975,130	974,132
Other	8,789	9,911
Corporate and unallocated	—	—
	$2,394,735	$2,390,689

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

TCCC commissions, based on sales to the TCCC Subsidiaries and the TCCC Related Parties, were $16.1 million and $10.9 million for the three-months ended March 31, 2021 and 2020, respectively, and are included as a reduction to net sales.

TCCC commissions, based on sales to certain TCCC independent bottlers/distributors, were $5.5 million and $4.4 million for the three-months ended March 31, 2021 and 2020, respectively, and are included in operating expenses.

Net sales to the TCCC Subsidiaries for the three-months ended March 31, 2021 and 2020 were $27.1 million and $19.5 million, respectively.

The Company also purchases concentrates from TCCC which are then sold to certain of the Company’s bottlers/distributors. Concentrate purchases from TCCC were $6.4 million and $4.2 million for the three-months ended March 31, 2021 and 2020, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Certain TCCC Subsidiaries also contract manufacture certain of the Company’s energy drinks. Such contract manufacturing expenses were $7.4 million and $4.0 million for the three-months ended March 31, 2021 and 2020, respectively.

Accounts receivable, accounts payable, accrued promotional allowances and accrued liabilities related to the TCCC Subsidiaries are as follows at:

	March 31,	December 31,
	2021	2020
Accounts receivable, net	$48,982	$44,925
Accounts payable	$(31,486)	$(30,792)
Accrued promotional allowances	$(9,104)	$(5,834)
Accrued liabilities	$(19,107)	$(15,446)

One director of the Company through certain trusts, and a family member of one director, are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the three-months ended March 31, 2021 and 2020 were $0.4 million and $0.7 million, respectively.

In December 2018, the Company and a director of the Company entered into a 50-50 partnership that purchased land, and real property thereon, in Kona, Hawaii for the purpose of producing coffee products. The Company’s initial 50% contribution of $1.9 million was accounted for as an equity investment. During the three-months ended March 31, 2021, the Company recorded an equity loss of $0.03 million. As of March 31, 2021, the Company’s equity investment is $1.5 million and is included in other assets (non-current) in the accompanying condensed consolidated balance sheet.

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

The COVID – 19 Pandemic

The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, communities and business operations, as well as the global economy and financial markets. The human and economic consequences of the COVID-19 pandemic as well as the measures taken or that may be taken in the future by governments, and consequently businesses (including the Company and its suppliers, full service beverage bottlers/distributors (“bottlers/distributors”), co-packers and other service providers) and the public at large to limit the COVID-19 pandemic, has directly and indirectly impacted our business. The duration and severity of this impact will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the COVID-19 pandemic, the actions taken to limit its spread and the economic impact on local, regional, national and international markets. “Part I, Item 1A – Risk Factors” in our Form 10-K.”

We continue to address the COVID-19 pandemic with a global task force team working to mitigate the potential impacts on our people and business.

We are incredibly proud of the teamwork exhibited by our employees, co-packers and bottlers/distributors around the world who are ensuring the integrity of our supply chain.  Despite the ongoing impact of the COVID-19 pandemic, we achieved record first quarter net sales.

We have recently seen a resurgence of the COVID-19 pandemic in the Southern Hemisphere and South Asia.  A number of countries have reinstituted lockdowns and other restrictions, which could impact customer demand.

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

As of the date of this filing, we do not foresee a material impact on the ability of our co-packers to manufacture and our bottlers/distributors to distribute our products as a result of the COVID-19 pandemic. Our supply chain remains largely intact. Depending on the duration of any COVID-19 pandemic related issues, we may experience material disruptions in our supply chain as the pandemic continues.

We are experiencing shortages in our aluminum can requirements in North America and Europe, given our volume growth and the current supply constraints in the aluminum can industry. We have taken steps to source additional quantities of aluminum cans from South America and Asia, however, logistical issues, including ocean freight, port of entry congestion could delay such supply. Logistical issues in relation to the importation of certain other raw materials and ingredients could impact future supply. To meet consumer demand, we experienced freight inefficiencies in the United States and in Europe, which resulted in increased cost of sales as well as increased operating expenses in the 2021 first quarter. Furthermore, we are continuing to experience freight inefficiencies, and like other beverage companies, are incurring increased aluminum can and other costs in the current environment.

As of the date of this filing, we expect to maintain substantial liquidity as we manage through the current environment as described in the “Liquidity and Capital Resources” section below.

Overview

We develop, market, sell and distribute energy drink beverages and concentrates for energy drink beverages, primarily under the following brand names:

● Monster Energy®	● NOS®
● Monster Energy Ultra®	● Full Throttle®
● Monster Rehab®	● Burn®
● Monster MAXX®	● Mother®
● Java Monster®	● Nalu®
● Muscle Monster®	● Ultra Energy®
● Espresso Monster®	● Play® and Power Play® (stylized)
● Punch Monster®	● Relentless®
● Juice Monster®	● BPM®
● Monster Hydro® Energy Water	● BU®
● Monster Hydro® Super Sport	● Gladiator®
● Monster HydroSport Super Fuel®	● Samurai®
● Monster Super Fuel®	● Live+®
● Monster Dragon Tea®	● Predator®
● Reign Total Body Fuel®	● Fury®
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

During the three-months ended March 31, 2021, we continued to expand our existing energy drink portfolio by adding additional products to our portfolio in a number of countries and further developed our distribution markets. During the three-months ended March 31, 2021, we sold the following new products to our bottlers/distributors:

●	Monster Energy® Super Cola® (Japan)
●	Monster Energy Ultra GoldTM
●	Monster Hydro® Energy Water Watermelon
●	Monster Hydro® Super SportTM Killer KiwiTM
●	Monster Hydro® Super SportTM Macho MangoTM
●	Monster Rehab® Strawberry Lemonade + Energy
●	Reign Total Body Fuel® Cherry Limeade
●	Reign Total Body Fuel® White Gummy Bear
●	Reign Inferno® Thermogenic Fuel Watermelon Warlord
●	Fury® Mean Green

In the normal course of business, we discontinue certain products and/or product lines. Those products or product lines discontinued in the three-months ended March 31, 2021, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Our net sales of $1.24 billion for the three-months ended March 31, 2021 represented record sales for our first fiscal quarter.  Net changes in foreign currency exchange rates had a favorable impact on net sales of approximately $9.3 million for the three-months ended March 31, 2021.

The vast majority of our net sales are derived from our Monster Energy® Drinks segment. Net sales of our Monster Energy® Drinks segment were $1.17 billion for the three-months ended March 31, 2021.  Net sales of our Strategic Brands segment were $67.8 million for the three-months ended March 31, 2021. Our Monster Energy® Drinks segment represented 94.1% and 93.4% of our net sales for the three-months ended March 31, 2021 and 2020, respectively. Our Strategic Brands segment represented 5.5% and 6.1% of our net sales for the three-months ended March 31, 2021 and 2020, respectively. Our Other segment represented 0.4% and 0.5% of our net sales for the three-months ended March 31, 2021 and 2020, respectively.

Our growth strategy includes expanding our international business. Net sales to customers outside the United States were $459.4 million for the three-months ended March 31, 2021, an increase of approximately $102.6 million, or 28.8% higher than net sales to customers outside of the United States of $356.8 million for the three-months ended March 31, 2020. Such sales were approximately 37% and 34% of net sales for the three-months ended March 31, 2021 and 2020, respectively.

Our customers are primarily full service beverage bottlers/distributors, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, foodservice customers, value stores, e-commerce retailers and the military. Percentages of our gross billings to our various customer types for the three-months ended March 31, 2021 and 2020 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such bottlers/distributors’ sales to their own customers.

	Three-Months Ended
	March 31,
	2021	2020
U.S. full service bottlers/distributors	50%	55%
International full service bottlers/distributors	38%	35%
Club stores and e-commerce retailers	10%	8%
Retail grocery, direct convenience, specialty chains and wholesalers	1%	1%
Direct value stores and other	1%	1%

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

Coca-Cola Consolidated, Inc. accounted for approximately 12% of our net sales for both the three-months ended March 31, 2021 and 2020.

Reyes Coca-Cola Bottling, LLC accounted for approximately 9% and 11% of our net sales for the three-months ended March 31, 2021 and 2020, respectively.

Coca-Cola European Partners accounted for approximately 11% and 10% of our net sales for the three-months ended March 31, 2021 and 2020, respectively.

Results of Operations

The following table sets forth key statistics for the three-months ended March 31, 2021 and 2020.

	Three-Months Ended		Percentage
(In thousands, except per share amounts)	March 31,		Change
	2021	2020	21 vs. 20
Net sales[1]	$1,243,816	$1,062,097	17.1%
Cost of sales	528,881	424,901	24.5%
Gross profit*[1]	714,935	637,196	12.2%
Gross profit as a percentage of net sales	57.5%	60.0%

Operating expenses	300,789	272,208	10.5%
Operating expenses as a percentage of net sales	24.2%	25.6%

Operating income[1]	414,146	364,988	13.5%
Operating income as a percentage of net sales	33.3%	34.4%

Interest and other (expense) income, net	(759)	872	(187.0)%

Income before provision for income taxes[1]	413,387	365,860	13.0%

Provision for income taxes	98,193	87,025	12.8%

Income taxes as a percentage of income before taxes	23.8%	23.8%

Net income	$315,194	$278,835	13.0%
Net income as a percentage of net sales	25.3%	26.3%

Net income per common share:
Basic	$0.60	$0.52	14.7%
Diluted	$0.59	$0.52	14.2%

Case sales (in thousands) (in 192‑ounce case equivalents)	138,566	115,599	19.9%

¹Includes $10.4 million and $10.6 million for the three-months ended March 31, 2021 and 2020, respectively, related to the recognition of deferred revenue.

*Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses. We include out-bound freight and warehouse costs in operating expenses rather than in cost of sales.

Results of Operations for the Three-Months Ended March 31, 2021 Compared to the Three-Months Ended March 31, 2020.

Net Sales. Net sales were $1.24 billion for the three-months ended March 31, 2021, an increase of approximately $181.7 million, or 17.1% higher than net sales of $1.06 billion for the three-months ended March 31, 2020. We do not believe that the COVID-19 pandemic had a material adverse impact on our net sales for the three-months ended March 31, 2021. Net changes in foreign currency exchange rates had a favorable impact on net sales of approximately $9.3 million for the three-months ended March 31, 2021.

Net sales for the Monster Energy® Drinks segment were $1.17 billion for the three-months ended March 31, 2021, an increase of approximately $177.8 million, or 17.9% higher than net sales of $992.5 million for the three-months ended March 31, 2020. Net sales for the Monster Energy® Drinks segment increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had a favorable impact on net sales for the Monster Energy® Drinks segment of approximately $9.3 million for the three-months ended March 31, 2021.

Net sales for the Strategic Brands segment were $67.8 million for the three-months ended March 31, 2021, an increase of approximately $3.3 million, or 5.1% higher than net sales of $64.5 million for the three-months ended March 31, 2020. Net sales for the Strategic Brands segment increased primarily due to increased worldwide sales by volume of our Predator® and Mother® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had no significant impact on net sales for the Strategic Brands segment for the three-months ended March 31, 2021.

Net sales for the Other segment were $5.7 million for the three-months ended March 31, 2021, an increase of approximately $0.6 million, or 12.2% higher than net sales of $5.1 million for the three-months ended March 31, 2020.

Case sales, in 192-ounce case equivalents, were 138.6 million cases for the three-months ended March 31, 2021, an increase of approximately 23.0 million cases or 19.9% higher than case sales of 115.6 million cases for the three-months ended March 31, 2020. The overall average net sales per case (excluding net sales of AFF Third-Party Products of $5.7 million and $5.1 million for the three-months ended March 31, 2021 and 2020, respectively, as these sales do not have unit case equivalents) decreased to $8.94 for the three-months ended March 31, 2021, which was 2.3% lower than the average net sales per case of $9.14 for the three-months ended March 31, 2020. The decrease in the average net sales per case was primarily the result of geographical sales mix and higher promotional allowances as a percentage of net sales.

Gross Profit. Gross profit was $714.9 million for the three-months ended March 31, 2021, an increase of approximately $77.7 million, or 12.2% higher than the gross profit of $637.2 million for the three-months ended March 31, 2020. The increase in gross profit dollars was primarily the result of the $181.7 million increase in net sales for the three-months ended March 31, 2021.

Gross profit as a percentage of net sales decreased to 57.5% for the three-months ended March 31, 2021 from 60.0% for the three-months ended March 31, 2020. The decrease for the three-months ended March 31, 2021 was primarily the result of increased input costs (mainly increased raw material freight-in costs), geographical sales mix, and higher promotional allowances as a percentage of net sales.

Operating Expenses. Total operating expenses were $300.8 million for the three-months ended March 31, 2021, an increase of approximately $28.6 million, or 10.5% higher than total operating expenses of $272.2 million for the three-months ended March 31, 2020. As a percentage of net sales, operating expenses for the three-months ended March 31, 2021 were 24.2% as compared to 25.6% for the three-months ended March 31, 2020. The increase in operating expenses was primarily due to increased out-bound freight and warehouse costs of $15.6 million, increased payroll expenses of $13.7 million (of which $0.9 million was related to an increase in stock-based compensation), increased expenditures of $6.1 million for social media and digital marketing, and increased expenditures of $4.2 million for professional service expenses, including accounting and legal costs. The increase in operating expenses was partially offset by decreased expenditures of $5.8 million for travel and entertainment largely as a consequence of the COVID-19 pandemic.

Operating Income. Operating income was $414.1 million for the three-months ended March 31, 2021, an increase of approximately $49.2 million, or 13.5% higher than operating income of $365.0 million for the three-months ended March 31, 2020. Operating income as a percentage of net sales decreased to 33.3% for the three-months ended March 31, 2021 from 34.4% for the three-months ended March 31, 2020. Operating income was $92.1 million and $71.7 million for the three-months ended March 31, 2021 and 2020, respectively, for our operations in EMEA, Asia Pacific and South America.

Operating income for the Monster Energy® Drinks segment, exclusive of corporate and unallocated expenses, was $464.8 million for the three-months ended March 31, 2021, an increase of approximately $53.7 million, or 13.1% higher than operating income of $411.1 million for the three-months ended March 31, 2020. The increase in operating income for the Monster Energy® Drinks segment was primarily the result of the $177.8 million increase in net sales for the three-months ended March 31, 2021.

Operating income for the Strategic Brands segment, exclusive of corporate and unallocated expenses, was $45.1 million for the three-months ended March 31, 2021, an increase of approximately $8.4 million, or 22.9% higher than operating income of $36.7 million for the three-months ended March 31, 2020. The increase in operating income for the Strategic Brands segment was primarily the result of the $3.3 million increase in net sales as well as a $3.0 million Strategic Brand trademark impairment charge that was recorded in the comparative 2020 first quarter.

Operating income for the Other segment, exclusive of corporate and unallocated expenses, was $1.8 million for the three-months ended March 31, 2021, an increase of approximately $1.0 million, or 128.0% higher than operating income of $0.8 million for the three-months ended March 31, 2020.

Interest and Other (Expense) Income, net. Interest and other non-operating (expense) income, net, was ($0.8) million for the three-months ended March 31, 2021, as compared to interest and other non-operating (expense) income, net, of $0.9 million for the three-months ended March 31, 2020. Foreign currency transaction losses were $0.8 million and $2.9 million for the three-months ended March 31, 2021 and 2020, respectively. Interest income was $1.1 million and $4.5 million for the three-months ended March 31, 2021 and 2020, respectively.

Provision for Income Taxes. Provision for income taxes was $98.2 million for the three-months ended March 31, 2021, an increase of $11.2 million, or 12.8% higher than the provision for income taxes of $87.0 million for the three-months ended March 31, 2020. The effective combined federal, state and foreign tax rate was 23.8% for both the three-months ended March 31, 2021 and 2020.

Net Income. Net income was $315.2 million for the three-months ended March 31, 2021, an increase of $36.4 million, or 13.0% higher than net income of $278.8 million for the three-months ended March 31, 2020. The increase in net income for the three-months ended March 31, 2021 was primarily due to the $77.7 million increase in gross profit for the three-months ended March 31, 2021, partially offset by the $28.6 million increase in operating expenses and the $11.2 million increase in the provision for incomes taxes.

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

Non-GAAP Financial Measures and Other Key Metrics

Three-Months Ended March 31, 2021 Compared to the Three-Months Ended March 31, 2020.

Gross Billings**. Gross billings were $1.45 billion for the three-months ended March 31, 2021, an increase of approximately $224.5 million, or 18.3% higher than gross billings of $1.23 billion for the three-months ended March 31, 2020. We do not believe that the COVID-19 pandemic had a material adverse impact on our gross billings for the three-months ended March 31, 2021. Net changes in foreign currency exchange rates had a favorable impact on gross billings of approximately $13.8 million for the three-months ended March 31, 2021.

Gross billings for the Monster Energy® Drinks segment were $1.37 billion for the three-months ended March 31, 2021, an increase of approximately $218.9 million, or 19.1% higher than gross billings of $1.15 billion for the three-months ended March 31, 2020. Gross billings for the Monster Energy® Drinks segment increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had a favorable impact on gross billings for the Monster Energy® Drinks segment of approximately $13.9 million for the three-months ended March 31, 2021.

Gross billings for the Strategic Brands segment were $78.4 million for the three-months ended March 31, 2021, an increase of $5.0 million, or 6.8% higher than gross billings of $73.4 million for the three-months ended March 31, 2020.  Net changes in foreign currency exchange rates had an unfavorable impact on gross billings in the Strategic Brands segment of approximately $0.1 million for the three-months ended March 31, 2021.

Gross billings for the Other segment were $5.7 million for the three-months ended March 31, 2021, an increase of $0.6 million, or 12.2% higher than gross billings of $5.1 million for the three-months ended March 31, 2020.

Promotional allowances, commissions and other expenses, as described in the footnote below, were $216.7 million for the three-months ended March 31, 2021, an increase of $42.7 million, or 24.5% higher than promotional allowances, commissions and other expenses of $174.0 million for the three-months ended March 31, 2020. Promotional allowances, commissions and other expenses as a percentage of gross billings increased to 14.9% from 14.2% for the three-months ended March 31, 2021 and 2020, respectively.

**Gross Billings represent amounts invoiced to customers net of cash discounts and returns.  Gross billings are used internally by management as an indicator of and to monitor operating performance, including sales performance of particular products, salesperson performance, product growth or declines and is useful to investors in evaluating overall Company performance. The use of gross billings allows evaluation of sales performance before the effect of any promotional items, which can mask certain performance issues. We therefore believe that the presentation of gross billings provides a useful measure of our operating performance. The use of gross billings is not a measure that is recognized under GAAP and should not be considered as an alternative to net sales, which is determined in accordance with GAAP, and should not be used alone as an indicator of operating performance in place of net sales. Additionally, gross billings may not be comparable to similarly titled measures used by other companies, as gross billings has been defined by our internal reporting practices. In addition, gross billings may not be realized in the form of cash receipts as promotional payments and allowances may be deducted from payments received from certain customers.

The following table reconciles the non-GAAP financial measure of gross billings with the most directly comparable GAAP financial measure of net sales:

	Three-Months Ended		Percentage
	March 31,		Change
(In thousands)	2021	2020	21 vs. 20
Gross Billings	$1,450,036	$1,225,504	18.3%
Deferred Revenue	10,440	10,556	(1.1)%
Less: Promotional allowances, commissions and other expenses***	216,660	173,963	24.5%
Net Sales	$1,243,816	$1,062,097	17.1%

***Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the presentation thereof does not conform to GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances primarily include consideration given to our bottlers/distributors or retail customers including, but not limited to the following: (i) discounts granted off list prices to support price promotions to end-consumers by retailers; (ii) reimbursements given to our bottlers/distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (iii) our agreed share of fees given to bottlers/distributors and/or directly to retailers for advertising, in-store marketing and promotional activities; (iv) our agreed share of slotting, shelf space allowances and other fees given directly to retailers, club stores and/or wholesalers; (v) incentives given to our bottlers/distributors and/or retailers for achieving or exceeding certain predetermined sales goals; (vi) discounted or free products; (vii) contractual fees given to our bottlers/distributors related to sales made by us direct to certain customers that fall within the bottlers’/distributors’ sales territories; and (viii) certain commissions based on sales to our bottlers/distributors. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. Promotional and other allowances constitute a material portion of our marketing activities. Our promotional allowance programs with our numerous bottlers/distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year. The primary drivers of our promotional and other allowance activities for the three-months ended March 31, 2021 and 2020 were (i) to increase sales volume and trial, (ii) to address market conditions, and (iii) to secure shelf and display space at retail.

Sales

The table below discloses selected quarterly data regarding sales for the three-months ended March 31, 2021 and 2020, respectively. Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

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

	Three-Months Ended
	March 31,
(In thousands, except average net sales per case)	2021	2020
Net sales	$1,243,816	$1,062,097
Less: AFF third-party sales	(5,727)	(5,105)
Adjusted net sales[1]	$1,238,089	$1,056,992

Case sales by segment:
Monster Energy® Drinks	117,936	98,252
Strategic Brands	20,630	17,346
Other	—	—
Total case sales	138,566	115,598
Average net sales per case	$8.94	$9.14

1Excludes Other segment net sales of $5.7 million and $5.1 million for the three-months ended March 31, 2021 and 2020, respectively, comprised of net sales of AFF Third-Party Products to independent third-party customers, as these sales do not have unit case equivalents.

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Our Business” for additional information related to the increase in sales.

Liquidity and Capital Resources

Cash and cash equivalents, short-term and long-term investments. We believe that cash available from operations, including our cash resources and access to credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of capital assets, purchases of equipment, purchases of real property and purchases of shares of our common stock, through at least the next 12 months. Our sources and uses of cash were not materially impacted by the COVID-19 pandemic in the three-months ended March 31, 2021 and, to date, we have not identified any material liquidity deficiencies as a result of the COVID-19 pandemic. Based on the information currently available to us, we do not expect the impact of the COVID-19 pandemic to have a material impact on our liquidity. We will continue to monitor and assess the impact the COVID-19 pandemic may have on our business, financial condition and/or operating results.

At March 31, 2021, we had $1.18 billion in cash and cash equivalents, $980.1 million in short-term investments and $63.8 million in long-term investments, including certificates of deposit, commercial paper, U.S. government agency securities and U.S. treasuries.  We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical organizations) in selecting and maintaining our investments. We regularly assess market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Based on our current plans, at this time we estimate that capital expenditures (exclusive of common stock repurchases) are likely to be less than $200.0 million through March 31, 2022. However, future business opportunities may cause a change in this estimate.

Cash flows provided by operating activities. Cash provided by operating activities was $175.5 million for the three-months ended March 31, 2021, as compared with cash provided by operating activities of $191.1 million for the three-months ended March 31, 2020.

For the three-months ended March 31, 2021, cash provided by operating activities was primarily attributable to net income earned of $315.2 million and adjustments for certain non-cash expenses, consisting of $18.4 million of stock-based compensation and $13.8 million of depreciation and amortization. For the three-months ended March 31, 2021, cash provided by operating activities also increased due to a $36.9 million increase in accounts payable, a $32.4 million increase in accrued liabilities and a $14.0 million increase in accrued promotional allowances. For the three-months ended March 31, 2021, cash used in operating activities was primarily attributable to a $147.5 million increase in accounts receivable, a $39.5 million increase in inventories, a $24.4 million decrease in accrued compensation, an $18.5 million increase in prepaid expenses and other assets, a $13.3 million decrease in income taxes payable, a $7.1 million increase in prepaid income taxes and a $5.3 million decrease in deferred revenue.

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

Cash flows (used in) provided by investing activities. Cash used in investing activities was $149.1 million for the three-months ended March 31, 2021 as compared to cash provided by investing activities of $280.0 million for the three-months ended March 31, 2020.

For both the three-months ended March 31, 2021 and 2020, cash provided by investing activities was primarily attributable to sales of available-for-sale investments. For both the three-months ended March 31, 2021 and 2020, cash used in investing activities was primarily attributable to purchases of available-for-sale investments. For both the three-months ended March 31, 2021 and 2020, cash used in investing activities also included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software, equipment used for sales and administrative activities, certain leasehold improvements, as well as acquisitions of and/or improvements to real property. We expect to continue to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, leasehold improvements, the acquisition of capital equipment (specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products) to develop our brand in international markets and for other corporate purposes. From time to time, we may also use cash to purchase additional real property related to our beverage business and/or acquire compatible businesses.

Cash flows used in financing activities. Cash used in financing activities was $5.7 million for the three-months ended March 31, 2021 as compared to cash used in financing activities of $546.0 million for the three-months ended March 31, 2020. The cash used in financing activities for both the three-months ended March 31, 2021 and 2020 was primarily the result of the repurchases of our common stock. The cash provided by financing activities for both the three-months ended March 31, 2021, and 2020 was primarily attributable to the issuance of our common stock under our stock-based compensation plans.

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

Of our $1.18 billion of cash and cash equivalents held at March 31, 2021, $476.8 million was held by our foreign subsidiaries. No short-term or long-term investments were held by our foreign subsidiaries at March 31, 2021.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of March 31, 2021:

	Payments due by period (in thousands)
		Less than	1‑3	3‑5	More than
Obligations	Total	1 year	years	years	5 years

Contractual Obligations[1]	$215,843	$152,699	$63,101	$43	$—
Finance Leases	1,641	1,619	22	—	—
Operating Leases	23,369	3,655	5,114	3,393	11,207
Purchase Commitments[2]	83,122	83,122	—	—	—
	$323,975	$241,095	$68,237	$3,436	$11,207

1Contractual obligations include our obligations related to sponsorships and other commitments.

2Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms, but are generally satisfied within one year.

In addition, approximately $0.7 million of unrecognized tax benefits have been recorded as liabilities as of March 31, 2021. It is expected that the amount of unrecognized tax benefits will not significantly change within the next 12 months. As of March 31, 2021, we had $0.1 million of accrued interest and penalties related to unrecognized tax benefits.

Critical Accounting Policies

There have been no material changes to our critical accounting policies from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“Form 10-K”).

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

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside our control, and involve a number of risks, uncertainties and other factors, that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

●	The human and economic consequences of the COVID-19 pandemic, as well as the measures taken or that may be taken in the future by governments, and consequently, businesses (including the Company and its suppliers, bottlers/ distributors, co-packers and other service providers) and the public at large to limit the COVID-19 pandemic;
●	Fluctuations in growth and/or growth rates and/or decline in sales of the domestic and international energy drink categories generally, including in the convenience and gas channel (which is our largest channel) and the impact on demand for our products resulting from deteriorating economic conditions and/or financial uncertainties due to the COVID-19 pandemic;
●	The impact of temporary plant closures, production slowdowns and disruptions in operations experienced by our suppliers, bottlers/distributors and/or co-packers as a result of the COVID-19 pandemic, including any material disruptions on the production and distribution of our products;
●	The impact of the reduction in our sponsorship and endorsement activities as well as our sampling activities as a result of COVID-19 on our future sales and market share;
●	The impact on consumer demand of the recent resurgence of the COVID-19 pandemic in the Southern Hemisphere and South Asia;
●	The impact of countries being in lockdown due to the COVID-19 pandemic at various times;
●	Delays in the availability and/or administration and/or acceptance of vaccines may prolong the COVID-19 pandemic;
●	We have extensive commercial arrangements with TCCC and, as a result, our future performance is substantially dependent on the success of our relationship with TCCC;
●	The impact of TCCC’s bottlers/distributors distributing Coca-Cola brand energy drinks and possible reductions in the number of our SKUs carried by such bottlers/distributors and/or such bottlers/distributors imposing limitations on distributing new product SKUs;
●	Closures of, and continued restrictions on, on-premise retailers and other establishments which sell our products as the result of the COVID-19 pandemic;
●	The limitation or reduction by our suppliers, bottlers/distributors and/or co-packers of their activities and/or operations during the COVID-19 pandemic;
●	The impact of the COVID-19 pandemic on our product sampling programs;
●	The effect of TCCC being one of our significant stockholders and the potential divergence of TCCC’s interests from those of our other stockholders;
●	Our ability to maintain relationships with TCCC system bottlers/distributors and manage their ongoing commitment to focus on our products;
●	Disruption in distribution channels and/or decline in sales due to the termination and/or insolvency of existing and/or new domestic and/or international bottlers/distributors;
●	Lack of anticipated demand for our products in domestic and/or international markets;
●	Fluctuations in the inventory levels of our bottlers/distributors, planned or otherwise, and the resultant impact on our revenues;
●	Unfavorable regulations, including taxation requirements, age restrictions imposed on the sale, purchase, or consumption of our products, marketing restrictions, product registration requirements, tariffs, trade restrictions, container size limitations and/or ingredient restrictions;
●	The effect of inquiries from, and/or actions by, state attorneys general, the Federal Trade Commission (the “FTC”), the Food and Drug Administration (the “FDA”), municipalities, city attorneys, other government agencies, quasi-government agencies, government officials (including members of U.S. Congress) and/or analogous central and local agencies and other authorities in the foreign countries in which our products are manufactured and/or distributed, into the advertising, marketing, promotion, ingredients, sale and/or consumption of our energy drink products, including voluntary and/or required changes to our business practices;
●	Our ability to comply with laws, regulations and evolving industry standards regarding consumer privacy and data use and security, including with respect to the General Data Protection Regulation and the California Consumer Privacy Act of 2018;
●	Our ability to achieve profitability and/or repatriate cash from certain of our operations outside the United States;
●	Our ability to manage legal and regulatory requirements in foreign jurisdictions, potential difficulties in staffing and managing foreign operations and potentially higher incidence of fraud or corruption and credit risk of foreign customers and/or bottlers/distributors;

●	Changes in U.S. tax laws as a result of any legislation proposed by the new U.S. Presidential Administration or U.S. Congress, which may include efforts to change or repeal the 2017 Tax Cuts and Jobs Act and the federal corporate income tax rate reduction;
●	Our ability to produce our products in international markets in which they are sold, thereby reducing freight costs and/or product damages;
●	Our ability to absorb, reduce or pass on to our bottlers/distributors increases in commodity costs generally as well as increases in freight costs;
●	Our ability to effectively manage our inventories and/or our accounts receivables;
●	Our foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities denominated in currencies other than the U.S. dollar, which will continue to increase as foreign sales increase;
●	Uncertainties surrounding the long-term impact of the United Kingdom’s departure from the European Union (or “Brexit”);
●	Changes in accounting standards may affect our reported profitability;
●	Implications of the Organization for Economic Cooperation and Development’s base erosion and profit shifting project;
●	Any proceedings which may be brought against us by the Securities and Exchange Commission (the “SEC”), the FDA, the FTC or other governmental agencies or bodies;
●	The outcome and/or possibility of future shareholder derivative actions or shareholder securities litigation that may be filed against us and/or against certain of our officers and directors, and the possibility of other private shareholder litigation;
●	The outcome of product liability or consumer fraud litigation and/or class action litigation (or its analog in foreign jurisdictions) regarding the safety of our products and/or the ingredients in and/or claims made in connection with our products and/or alleging false advertising, marketing and/or promotion, and the possibility of future product liability and/or class action lawsuits;
●	Exposure to significant liabilities due to litigation, legal or regulatory proceedings;
●	Intellectual property injunctions;
●	Unfavorable resolution of tax matters;
●	Uncertainty and volatility in the domestic and global economies, including risk of counterparty default or failure;
●	Our ability to address any significant deficiencies or material weakness in our internal controls over financial reporting;
●	Our ability to continue to generate sufficient cash flows to support our expansion plans and general operating activities;
●	Decreased demand for our products resulting from changes in consumer preferences, including changes in demand for different packages, sizes and configurations, obesity and other perceived health concerns, including concerns relating to certain ingredients in our products or packaging, product safety concerns and/or from decreased consumer discretionary spending power;
●	Adverse publicity surrounding obesity and health concerns related to our products, product safety and quality, water usage, environmental impact and sustainability, human rights, our culture, workforce and labor and workplace laws;
●	Changes in demand that are weather related and/or for other reasons, including changes in product category and/or package consumption and changes in cost and availability of certain key ingredients including aluminum cans, as well as disruptions to the supply chain, as a result of climate change and extreme weather conditions;
●	The impact of unstable political conditions, civil unrest, large scale terrorist acts, the outbreak or escalation of armed hostilities, major natural disasters and extreme weather conditions, or widespread outbreaks of infectious diseases (such as the COVID-19 pandemic);
●	The impact on our business of competitive products and pricing pressures and our ability to gain or maintain our share of sales in the marketplace as a result of actions by competitors, including unsubstantiated and/or misleading claims, false advertising claims and tortious interference, as well as competitors selling misbranded products;
●	The impact on our business of trademark and trade dress infringement proceedings brought against us relating to our brands, including our Reign Total Body Fuel® high performance energy drinks, which could result in an injunction barring us from selling certain of our products and/or require changes to be made to our current trade dress;
●	Our ability to introduce new products and the impact of the COVID-19 pandemic on our innovation activities;
●	Our ability to implement and/or maintain price increases;
●	An inability to achieve volume growth through product and packaging initiatives;
●	Our ability to sustain the current level of sales and/or achieve growth for our Monster Energy® brand energy drinks and/or our other products, including our Strategic Brands;

●	The impact of criticism of our energy drink products and/or the energy drink market generally and/or legislation enacted (whether as a result of such criticism or otherwise) that restricts the marketing or sale of energy drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limits caffeine content in beverages, requires certain product labeling disclosures and/or warnings, imposes excise and/or sales taxes, limits product sizes and/or imposes age restrictions for the sale of energy drinks;
●	Our ability to comply with and/or resulting lower consumer demand and/or lower profit margins for energy drinks due to proposed and/or future U.S. federal, state and local laws and regulations and/or proposed or existing laws and regulations in certain foreign jurisdictions and/or any changes therein, including changes in taxation requirements (including tax rate changes, new tax laws, new and/or increased excise, sales and/or other taxes on our products and revised tax law interpretations) and environmental laws, as well as the Federal Food, Drug, and Cosmetic Act and regulations or rules made thereunder or in connection therewith by the FDA, as well as changes in any other food, drug or similar laws in the United States and internationally, especially those changes that may restrict the sale of energy drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limit caffeine content in beverages, require certain product labeling disclosures and/or warnings, impose excise taxes, impose sugar taxes, limit product sizes, or impose age restrictions for the sale of energy drinks, as well as laws and regulations or rules made or enforced by the Bureau of Alcohol, Tobacco, Firearms and Explosives and/or the FTC or their foreign counterparts;
●	Disruptions in the timely import or export of our products and/or ingredients due to port strikes and related labor issues;
●	Our ability to satisfy all criteria set forth in any model energy drink guidelines, including, without limitation, those adopted by the American Beverage Association, of which we are a member, and/or any international beverage associations and the impact of our failure to satisfy such guidelines may have on our business;
●	The effect of unfavorable or adverse public relations, press, articles, comments and/or media attention;
●	Changes in the cost, quality and availability of containers, packaging materials, aluminum cans, the Midwest and other premiums, raw materials and other ingredients and juice concentrates, and our ability to obtain and/or maintain favorable supply arrangements and relationships and procure timely and/or sufficient production of all or any of our products to meet customer demand;
●	Any shortages that may be experienced in the procurement of containers and/or other raw materials including, without limitation, aluminum cans generally, PET containers used for our Monster Hydro® energy drinks, 24-ounce aluminum cap cans and 550ml BRE aluminum cans with resealable ends;
●	The impact on our cost of sales of corporate activity among the limited number of suppliers from whom we purchase certain raw materials;
●	Our ability to pass on to our customers all or a portion of any increases in the costs of raw materials, ingredients, commodities and/or other cost inputs affecting our business;
●	Our ability to achieve both internal domestic and international forecasts, which may be based on projected volumes and sales of many product types and/or new products, certain of which are more profitable than others; there can be no assurance that we will achieve projected levels of sales as well as forecasted product and/or geographic mixes;
●	Our ability to penetrate new domestic and/or international markets and/or gain approval or mitigate the delay in securing approval for the sale of our products in various countries;
●	The effectiveness of sales and/or marketing efforts by us and/or by the bottlers/distributors of our products, most of whom distribute products that may be regarded as competitive with our products;
●	Unilateral decisions by bottlers/distributors, buying groups, convenience chains, grocery chains, mass merchandisers, specialty chain stores, e-commerce retailers, e-commerce websites, club stores and other customers to discontinue carrying all or any of our products that they are carrying at any time, restrict the range of our products they carry, impose restrictions or limitations on the sale of our products and/or devote less resources to the sale of our products;
●	The impact of possible trading disputes between our bottler/distributors and their customers and/or one or more buying groups which may result in the delisting of certain of the Company products, temporarily or otherwise;
●	The effects of retailer consolidation on our business and our ability to successfully adapt to the rapidly changing retail landscape;
●	Our ability to adapt to the changing retail landscape with the rapid growth in e-commerce retailers;
●	The effects of bottler/distributor consolidation on our business;
●	The costs and/or effectiveness, now or in the future, of our advertising, marketing and promotional strategies;
●	The success of our sports marketing, social media and other general marketing endeavors both domestically and internationally;
●	Our ability to successfully adapt to the changing landscape of advertising, marketing, promotional, sponsorship and endorsement opportunities created by the COVID-19 pandemic;
●	Unforeseen economic and political changes and local or international catastrophic events;

●	Possible product recalls and/or reformulations of certain of our products and/or market withdrawals of certain of our products due to defective and/or non-compliant formulas or production in one or more jurisdictions;
●	Our ability to make suitable arrangements and/or procure sufficient capacity for the co-packing of any of our products both domestically and internationally, the timely replacement of discontinued co-packing arrangements and/or limitations on co-packing availability, including for retort production;
●	Our ability to make suitable arrangements for the timely procurement of non-defective raw materials;
●	Our inability to protect and/or the loss of our intellectual property rights and/or our inability to use our trademarks, trade names or designs and/or trade dress in certain countries;
●	Volatility of stock prices which may restrict stock sales, stock purchases or other opportunities as well as negatively impact the motivation of equity award grantees;
●	Provisions in our organizational documents and/or control by insiders which may prevent changes in control even if such changes would be beneficial to other stockholders;
●	The failure of our bottlers and/or co-packers to manufacture our products on a timely basis or at all;
●	The impact of any reductions in productivity and disruptions to our business routines while most office-based employees of the Company are working remotely;
●	Other effects of the COVID-19 pandemic on our employees, such as mental health challenges that employees may face;
●	Any disruption in and/or lack of effectiveness of our information technology systems, including a breach of cyber security, that disrupts our business or negatively impacts customer relationships, as well as cybersecurity incidents involving data shared with third parties; and
●	Recruitment and retention of senior management, other key employees and our employee base in general.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks during the three-months ended March 31, 2021 compared with the disclosures in Part II, Item 7A of our Form 10-K.

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

Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to the Notes to Condensed Consolidated Financial Statements - Note 12. Commitments and Contingencies: Legal Proceedings in Part I, Item 1, of this Quarterly Report on Form 10-Q.

ITEM 1A.     RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and the condensed consolidated financial statements and related notes, you should carefully consider the risks discussed in “Part I, Item 1A – Risk Factors” in our Form 10-K. There have been no material changes with respect to the risk factors disclosed in our Form 10-K.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-months ended March 31, 2021, 0.2 million shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $13.4 million. While such purchases are considered common stock repurchases, they are not counted as purchases against our authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying condensed consolidated balance sheet at March 31, 2021.

On March 13, 2020, the Company’s Board of Directors authorized a new share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “March 2020 Repurchase Plan”). During the three-months ended March 31, 2021, no shares were purchased by the Company under the March 2020 Repurchase Plan. As of May 7, 2021, $441.5 million remained available for repurchase under the March 2020 Repurchase Plan.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

10.1+*	Form of Stock Option Award Agreement for grants under the Monster Beverage Corporation 2020 Omnibus Incentive Plan.

10.2+*	Form of Annual Incentive Award Agreement for grants under the Monster Beverage Corporation 2020 Omnibus Incentive Plan.

10.3+*	Form of Performance Share Unit Award Agreement for grants under the Monster Beverage Corporation 2020 Omnibus Incentive Plan.

10.4+*	Form of Restricted Stock Unit Award Agreement for grants under the Monster Beverage Corporation 2020 Omnibus Incentive Plan.

31.1*	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3*	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following financial information from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Income for the three-months ended March 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Income for the three-months ended March 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three-months ended March 31, 2021 and 2020, (v) Condensed Consolidated Statements of Cash Flows for the three-months ended March 31, 2021 and 2020, and (vi) the Notes to Condensed Consolidated Financial Statements.

104*

The cover page from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

* Filed herewith

+ Management contract or compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION
Registrant

Date: May 7, 2021	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors
and Co-Chief Executive Officer

Date: May 7, 2021	/s/ HILTON H. SCHLOSBERG
Hilton H. Schlosberg
Vice Chairman of the Board of Directors
and Co-Chief Executive Officer