Form 10-Q
period 2021-06-30
Monster Beverage Corp
filed 2021-08-09
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021	Commission File Number 001-18761

MONSTER BEVERAGE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	47-1809393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes  X    No__

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

Yes __ No   X

The registrant had 528,885,811 shares of common stock, par value $0.005 per share, outstanding as of July 30, 2021.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

JUNE 30, 2021

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2021 AND DECEMBER 31, 2020

(In Thousands, Except Par Value) (Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,584,239	$1,180,413
Short-term investments	968,952	881,354
Accounts receivable, net	909,169	666,012
Inventories	382,890	333,085
Prepaid expenses and other current assets	83,086	55,358
Prepaid income taxes	22,339	24,733
Total current assets	3,950,675	3,140,955

INVESTMENTS	91,033	44,291
PROPERTY AND EQUIPMENT, net	309,178	314,656
DEFERRED INCOME TAXES, net	241,297	241,650
GOODWILL	1,331,643	1,331,643
OTHER INTANGIBLE ASSETS, net	1,058,323	1,059,046
OTHER ASSETS	89,394	70,475
Total Assets	$7,071,543	$6,202,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$362,900	$296,800
Accrued liabilities	172,498	142,653
Accrued promotional allowances	227,414	186,658
Deferred revenue	46,656	45,429
Accrued compensation	46,770	55,015
Income taxes payable	31,289	23,433
Total current liabilities	887,527	749,988

DEFERRED REVENUE	252,056	264,436

OTHER LIABILITIES	26,462	27,432

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 1,250,000 shares authorized; 639,576 shares issued and 528,857 shares outstanding as of June 30, 2021; 638,662 shares issued and 528,097 shares outstanding as of December 31, 2020	3,198	3,193
Additional paid-in capital	4,597,333	4,537,982
Retained earnings	7,151,030	6,432,074
Accumulated other comprehensive (loss) income	(16,822)	3,034
Common stock in treasury, at cost; 110,719 shares and 110,565 shares as of June 30, 2021 and December 31, 2020, respectively	(5,829,241)	(5,815,423)
Total stockholders’ equity	5,905,498	5,160,860
Total Liabilities and Stockholders’ Equity	$7,071,543	$6,202,716

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND SIX- MONTHS ENDED JUNE 30, 2021 AND 2020

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

NET SALES	$1,461,934	$1,093,896	$2,705,751	$2,155,993

COST OF SALES	625,096	434,427	1,153,976	859,329

GROSS PROFIT	836,838	659,469	1,551,775	1,296,664

OPERATING EXPENSES	310,863	252,205	611,652	524,412

OPERATING INCOME	525,975	407,264	940,123	772,252

INTEREST and OTHER INCOME (EXPENSE), net	872	(1,796)	111	(923)

INCOME BEFORE PROVISION FOR INCOME TAXES	526,847	405,468	940,234	771,329

PROVISION FOR INCOME TAXES	123,085	94,099	221,278	181,125

NET INCOME	$403,762	$311,369	$718,956	$590,204

NET INCOME PER COMMON SHARE:
Basic	$0.76	$0.59	$1.36	$1.11
Diluted	$0.75	$0.59	$1.34	$1.10

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	528,653	526,911	528,425	531,486
Diluted	535,557	531,191	535,324	535,897

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE- AND SIX-MONTHS ENDED JUNE 30, 2021 AND 2020

(In Thousands) (Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income, as reported	$403,762	$311,369	$718,956	$590,204
Other comprehensive income (loss):
Change in foreign currency translation adjustment	8,235	9,044	(19,696)	(21,555)
Available-for-sale investments:
Change in net unrealized (losses) gains	(183)	200	(160)	504
Reclassification adjustment for net gains included in net income	—	—	—	—
Net change in available-for-sale investments	(183)	200	(160)	504
Other comprehensive income (loss)	8,052	9,244	(19,856)	(21,051)
Comprehensive income	$411,814	$320,613	$699,100	$569,153

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE- AND SIX-MONTHS ENDED JUNE 30, 2021 AND 2020

(In Thousands) (Unaudited)

					Accumulated
					Other			Total
	Common stock		Additional	Retained	Comprehensive	Treasury stock		Stockholders’
	Shares	Amount	Paid-in Capital	Earnings	(Loss) Income	Shares	Amount	Equity
Balance, December 31, 2020	638,662	$3,193	$4,537,982	$6,432,074	$3,034	(110,565)	$(5,815,423)	$5,160,860
Stock-based compensation	—	—	17,949	—	—	—	—	17,949
Exercise of stock options	492	3	6,758	—	—	—	—	6,761
Unrealized gain, net on available-for-sale securities	—	—	—	—	24	—	—	24
Repurchase of common stock	—	—	—	—	—	(150)	(13,419)	(13,419)
Foreign currency translation	—	—	—	—	(27,932)	—	—	(27,932)
Net income	—	—	—	315,194	—	—	—	315,194
Balance, March 31, 2021	639,154	$3,196	$4,562,689	$6,747,268	$(24,874)	(110,715)	$(5,828,842)	$5,459,437
Stock-based compensation	—	—	16,921	—	—	—	—	16,921
Exercise of stock options	422	2	17,723	—	—	—	—	17,725
Unrealized loss, net on available-for-sale securities	—	—	—	—	(183)	—	—	(183)
Repurchase of common stock	—	—	—	—	—	(4)	(399)	(399)
Foreign currency translation	—	—	—	—	8,235	—	—	8,235
Net income	—	—	—	403,762	—	—	—	403,762
Balance, June 30, 2021	639,576	$3,198	$4,597,333	$7,151,030	$(16,822)	(110,719)	$(5,829,241)	$5,905,498

					Accumulated
					Other			Total
	Common stock		Additional	Retained	Comprehensive	Treasury stock		Stockholders’
	Shares	Amount	Paid-in Capital	Earnings	Loss	Shares	Amount	Equity
Balance, December 31, 2019	636,460	$3,182	$4,397,511	$5,022,480	$(32,387)	(99,762)	$(5,219,505)	$4,171,281
Stock-based compensation	—	—	17,098	—	—	—	—	17,098
Exercise of stock options	644	4	13,971	—	—	—	—	13,975
Unrealized gain, net on available-for-sale securities	—	—	—	—	304	—	—	304
Repurchase of common stock	—	—	—	—	—	(10,503)	(579,948)	(579,948)
Foreign currency translation	—	—	—	—	(30,599)	—	—	(30,599)
Net income	—	—	—	278,835	—	—	—	278,835
Balance, March 31, 2020	637,104	$3,186	$4,428,580	$5,301,315	$(62,682)	(110,265)	$(5,799,453)	$3,870,946
Stock-based compensation	—	—	15,936	—	—	—	—	15,936
Exercise of stock options	820	4	29,863	—	—	—	—	29,867
Unrealized gain, net on available-for-sale securities	—	—	—	—	200	—	—	200
Repurchase of common stock	—	—	—	—	—	(298)	(15,822)	(15,822)
Foreign currency translation	—	—	—	—	9,044	—	—	9,044
Net income	—	—	—	311,369	—	—	—	311,369
Balance, June 30, 2020	637,924	$3,190	$4,474,379	$5,612,684	$(53,438)	(110,563)	$(5,815,275)	$4,221,540

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTHS ENDED JUNE 30, 2021 AND 2020

(In Thousands) (Unaudited)

	Six-Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$718,956	$590,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,489	32,057
Gain on disposal of property and equipment	(822)	(179)
Impairment of intangibles	—	4,000
Stock-based compensation	35,691	33,034
Deferred income taxes	353	—
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(239,700)	(231,782)
Distributor receivables	160	188
Inventories	(52,541)	14,181
Prepaid expenses and other assets	(28,232)	(23,394)
Prepaid income taxes	2,452	7,245
Accounts payable	63,619	(6,772)
Accrued liabilities	29,883	31,691
Accrued promotional allowances	42,665	3,079
Accrued distributor terminations	—	(140)
Accrued compensation	(10,782)	(10,932)
Income taxes payable	7,696	8,278
Other liabilities	621	83
Deferred revenue	(10,922)	(10,383)
Net cash provided by operating activities	586,586	440,458

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of available-for-sale investments	660,965	719,616
Purchases of available-for-sale investments	(795,467)	(425,973)
Purchases of property and equipment	(15,522)	(29,116)
Proceeds from sale of property and equipment	1,024	590
Additions to intangibles	(9,926)	(13,085)
Increase in other assets	(21,236)	(1,338)
Net cash (used in) provided by investing activities	(180,162)	250,694

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of (payments on) debt	3,624	(1,680)
Issuance of common stock	24,486	43,842
Purchases of common stock held in treasury	(13,818)	(595,770)
Net cash provided by (used in) financing activities	14,292	(553,608)

Effect of exchange rate changes on cash and cash equivalents	(16,890)	(14,175)

NET INCREASE IN CASH AND CASH EQUIVALENTS	403,826	123,369
CASH AND CASH EQUIVALENTS, beginning of period	1,180,413	797,957
CASH AND CASH EQUIVALENTS, end of period	$1,584,239	$921,326

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$52	$29
Income taxes	$215,803	$164,956

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTHS ENDED JUNE 30, 2021 AND 2020

(In Thousands) (Unaudited) (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

Included in accrued liabilities as of June 30, 2021 and 2020 were $1.3 million and $12.6 million, respectively, related to net additions to other intangible assets.

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

The Company’s condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting.  They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP.  The information set forth in these interim condensed consolidated financial statements for the three- and six-months ended June 30, 2021 and 2020, respectively, is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading.  Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2019-12, “Simplifying the Accounting for Income Taxes”, as part of its simplification initiative to reduce the cost and complexity in accounting for income taxes. ASU No. 2019-12 removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU No. 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance was effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The adoption of ASU No. 2019-12 did not have a material impact on the Company’s financial position, results of operations and liquidity.

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

The Company’s Monster Energy® Drinks segment generates net operating revenues by selling ready-to-drink packaged energy drinks primarily to bottlers and full service beverage bottlers/distributors (“bottlers/distributors”). In some cases, the Company sells ready-to-drink packaged energy drinks directly to retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, drug stores, foodservice customers, value stores, e-commerce retailers and the military.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. Certain of the Company’s bottlers/distributors may also perform a separate function as a co-packer on the Company’s behalf. In such cases, control of the Company’s products passes to such bottlers/distributors when they notify the Company that they have taken possession or transferred the relevant portion of the Company’s finished goods. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of June 30, 2021 and December 31, 2020.

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

Disaggregation of Revenue

The following tables disaggregate the Company’s revenue by geographical markets and reportable segments:

	Three-Months Ended June 30, 2021
				Latin
				America
	U.S. and			and
Net Sales	Canada	EMEA[1]	Asia Pacific	Caribbean	Total
Monster Energy® Drinks	$895,362	$269,807	$118,934	$82,991	$1,367,094
Strategic Brands	49,388	27,875	7,006	2,666	86,935
Other	7,905	—	—	—	7,905
Total Net Sales	$952,655	$297,682	$125,940	$85,657	$1,461,934

	Three-Months Ended June 30, 2020
				Latin
				America
	U.S. and			and
Net Sales	Canada	EMEA[1]	Asia Pacific	Caribbean	Total
Monster Energy® Drinks	$746,946	$129,921	$112,832	$37,987	$1,027,686
Strategic Brands	41,155	12,794	5,186	431	59,566
Other	6,644	—	—	—	6,644
Total Net Sales	$794,745	$142,715	$118,018	$38,418	$1,093,896

1Europe, Middle East and Africa (“EMEA”)

	Six-Months Ended June 30, 2021
				Latin
				America
	U.S. and			and
Net Sales	Canada	EMEA[1]	Asia Pacific	Caribbean	Total
Monster Energy® Drinks	$1,668,866	$489,107	$225,681	$153,720	$2,537,374
Strategic Brands	87,071	47,784	15,444	4,445	154,744
Other	13,633	—	—	—	13,633
Total Net Sales	$1,769,570	$536,891	$241,125	$158,165	$2,705,751

	Six-Months Ended June 30, 2020
				Latin
				America
	U.S. and			and
Net Sales	Canada	EMEA[1]	Asia Pacific	Caribbean	Total
Monster Energy® Drinks	$1,436,964	$294,692	$198,736	$89,747	$2,020,139
Strategic Brands	79,026	33,141	10,503	1,435	124,105
Other	11,749	—	—	—	11,749
Total Net Sales	$1,527,739	$327,833	$209,239	$91,182	$2,155,993

1Europe, Middle East and Africa (“EMEA”)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Contract Liabilities

Amounts received from certain bottlers/distributors at inception of their distribution contracts or at the inception of certain sales/marketing programs are accounted for as deferred revenue. As of June 30, 2021, the Company had $298.7 million of deferred revenue, which is included in current and long-term deferred revenue in the Company’s condensed consolidated balance sheet. As of December 31, 2020, the Company had $309.9 million of deferred revenue, which is included in current and long-term deferred revenue in the Company’s condensed consolidated balance sheet. During the three-months ended June 30, 2021 and 2020, $10.4 million and $10.5 million, respectively, of deferred revenue was recognized in net sales. See Note 11. During the six-months ended June 30, 2021 and 2020, $20.9 million and $21.1 million, respectively, of deferred revenue was recognized in net sales. See Note 11.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The components of lease cost were comprised of the following:

	Three-Months	Three-Months	Six-Months	Six-Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$1,114	$893	$2,245	$2,338

Short-term lease cost	1,182	877	2,135	1,584

Variable lease cost	185	160	347	322

Finance leases:
Amortization of ROU assets	122	186	256	334
Interest on lease liabilities	5	14	9	25
Finance lease cost	127	200	265	359

Total lease cost	$2,608	$2,130	$4,992	$4,603

Supplemental cash flow information for the following periods:

	Six-Months	Six-Months
	Ended June 30,	Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$2,008	$2,084
Operating cash outflows from finance leases	9	25
Financing cash outflows from finance leases	1,297	1,680

ROU assets obtained in exchange for lease obligations:
Finance leases	2,238	2,024
Operating leases	166	2,020

ROU assets for operating and finance leases recognized in the Company’s condensed consolidated balance sheets were comprised of the following at:

	June 30, 2021
	Real Estate	Equipment	Total	Balance Sheet Location
Operating leases	$20,865	$187	$21,052	Other Assets
Finance leases	—	2,495	2,495	Property and Equipment, net

	December 31, 2020
	Real Estate	Equipment	Total	Balance Sheet Location
Operating leases	$22,565	$189	$22,754	Other Assets
Finance leases	—	2,120	2,120	Property and Equipment, net

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Operating and finance lease liabilities recognized in the Company’s condensed consolidated balance sheets were as follows at:

	June 30, 2021
	Operating Leases	Finance Leases
Accrued liabilities	$2,976	$1,742
Other liabilities	16,032	19
Total	$19,008	$1,761

	December 31, 2020
	Operating Leases	Finance Leases
Accrued liabilities	$3,171	$799
Other liabilities	17,342	24
Total	$20,513	$823

The weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases at June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021
	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	9.3	0.8
Weighted-average discount rate	3.6%	1.2%

	December 31, 2020
	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	9.4	0.6
Weighted-average discount rate	3.6%	1.9%

The following table reconciles the undiscounted future lease payments for operating and finance leases to the operating and finance leases recorded in the Company’s condensed consolidated balance sheet at June 30, 2021:

	Undiscounted Future Lease Payments
	Operating Leases	Finance Leases
2021 (excluding the six-months ended June 30, 2021)	$1,879	$1,389
2022	3,180	367
2023	2,417	11
2024	1,892	3
2025	1,601	—
2026 and thereafter	11,588	—
Total lease payments	22,557	1,770
Less imputed interest	(3,549)	(9)
Total	$19,008	$1,761

As of June 30, 2021, the Company did not have any significant additional operating or finance leases that have not yet commenced.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

5.	INVESTMENTS

The following table summarizes the Company’s investments at:

					Continuous	Continuous
		Gross	Gross		Unrealized	Unrealized
		Unrealized	Unrealized		Loss Position	Loss Position
	Amortized	Holding	Holding	Fair	less than 12	greater than 12
June 30, 2021	Cost	Gains	Losses	Value	Months	Months
Available-for-sale
Short-term:
Commercial paper	$186,912	$—	$—	$186,912	$—	$—
Certificates of deposit	43,240	2	—	43,242	—	—
U.S. government agency securities	64,914	10	2	64,922	2	—
U.S. treasuries	673,912	35	71	673,876	71	—
Long-term:
U.S. government agency securities	29,659	—	8	29,651	8	—
U.S. treasuries	61,423	—	41	61,382	41	—
Total	$1,060,060	$47	$122	$1,059,985	$122	$—

					Continuous	Continuous
		Gross	Gross		Unrealized	Unrealized
		Unrealized	Unrealized		Loss Position	Loss Position
	Amortized	Holding	Holding	Fair	less than 12	greater than 12
December 31, 2020	Cost	Gains	Losses	Value	Months	Months
Available-for-sale
Short-term:
Commercial paper	$119,886	$—	$—	$119,886	$—	$—
Certificates of deposit	20,387	—	—	20,387	—	—
Municipal securities	9,083	—	—	9,083	—	—
U.S. government agency securities	81,521	13	3	81,531	3	—
U.S. treasuries	650,386	150	69	650,467	69	—
Long-term:
U.S. government agency securities	10,350	1	—	10,351	—	—
U.S. treasuries	33,946	1	7	33,940	7	—
Total	$925,559	$165	$79	$925,645	$79	$—

During the three- and six-months ended June 30, 2021 and 2020, realized gains or losses recognized on the sale of investments were not significant.

The Company’s investments at June 30, 2021 and December 31, 2020 carried investment grade credit ratings.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	June 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
Commercial paper	$186,912	$186,912	$119,886	$119,886
Municipal securities	—	—	9,083	9,083
U.S. government agency securities	64,914	64,922	81,521	81,531
Certificates of deposit	43,240	43,242	20,387	20,387
U.S. treasuries	673,912	673,876	650,386	650,467
Due 1 - 10 years:
U.S. treasuries	61,423	61,382	33,946	33,940
U.S. government agency securities	29,659	29,651	10,350	10,351
Total	$1,060,060	$1,059,985	$925,559	$925,645

6.	FAIR VALUE OF CERTAIN FINANCIAL ASSETS AND LIABILITIES

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following tables present the fair value of the Company’s financial assets and liabilities that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

June 30, 2021	Level 1	Level 2	Level 3	Total
Cash	$760,217	$—	$—	$760,217
Money market funds	809,022	—	—	809,022
Certificates of deposit	—	43,242	—	43,242
Commercial paper	—	186,912	—	186,912
U.S. government agency securities	—	94,573	—	94,573
U.S. treasuries	—	750,258	—	750,258
Foreign currency derivatives	—	291	—	291
Total	$1,569,239	$1,075,276	$—	$2,644,515

Amounts included in:
Cash and cash equivalents	$1,569,239	$15,000	$—	$1,584,239
Short-term investments	—	968,952	—	968,952
Accounts receivable, net	—	609	—	609
Investments	—	91,033	—	91,033
Accrued liabilities	—	(318)	—	(318)
Total	$1,569,239	$1,075,276	$—	$2,644,515

December 31, 2020	Level 1	Level 2	Level 3	Total
Cash	$796,421	$—	$—	$796,421
Money market funds	352,730	—	—	352,730
Certificates of deposit	—	23,137	—	23,137
Commercial paper	—	130,883	—	130,883
Municipal securities	—	9,083	—	9,083
U.S. government agency securities	—	91,882	—	91,882
U.S. treasuries	—	701,922	—	701,922
Foreign currency derivatives	—	(2,578)	—	(2,578)
Total	$1,149,151	$954,329	$—	$2,103,480

Amounts included in:
Cash and cash equivalents	$1,149,151	$31,262	$—	$1,180,413
Short-term investments	—	881,354	—	881,354
Accounts receivable, net	—	69	—	69
Investments	—	44,291	—	44,291
Accrued liabilities	—	(2,647)	—	(2,647)
Total	$1,149,151	$954,329	$—	$2,103,480

All of the Company’s short-term and long-term investments are classified within Level 1 or Level 2 of the fair value hierarchy.  The Company’s valuation of its Level 1 investments is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments is based on other observable inputs, specifically a market approach which utilizes valuation models, pricing systems, mathematical tools and other relevant information for the same or similar securities. The Company’s valuation of its Level 2 foreign currency exchange contracts is based on quoted market prices of the same or similar instruments, adjusted for counterparty risk. There were no transfers between Level 1 and Level 2 measurements during the six-months ended June 30, 2021, or during the year-ended December 31, 2020, and there were no changes in the Company’s valuation techniques.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

7.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to foreign currency exchange rate risks related primarily to its foreign business operations. During the six-months ended June 30, 2021 and the year-ended December 31, 2020, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts of the Company that were outstanding as of June 30, 2021 have terms of one month or less. The Company does not enter into forward currency exchange contracts for speculation or trading purposes.

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

The notional amount and fair value of all outstanding foreign currency derivative instruments in the Company’s condensed consolidated balance sheets consist of the following at:

June 30, 2021
Derivatives not designated as
hedging instruments under	Notional	Fair
ASC 815-20	Amount	Value	Balance Sheet Location
Assets:
Foreign currency exchange contracts:
Receive USD/pay GBP	$40,272	$245	Accounts receivable, net
Receive USD/pay EUR	36,902	135	Accounts receivable, net
Receive USD/pay COP	8,272	94	Accounts receivable, net
Receive USD/pay RUB	9,941	81	Accounts receivable, net
Receive USD/pay NZD	2,185	21	Accounts receivable, net
Receive USD/pay AUD	1,441	16	Accounts receivable, net
Receive USD/pay DKK	1,560	13	Accounts receivable, net
Receive USD/pay ZAR	1,258	3	Accounts receivable, net
Receive USD/pay CNY	12,363	1	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive NOK/pay USD	$9,782	$(154)	Accrued liabilities
Receive RSD/pay USD	13,471	(133)	Accrued liabilities
Receive SEK/pay USD	3,790	(28)	Accrued liabilities
Receive SGD/pay USD	14,945	(3)	Accrued liabilities

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

The net (losses) gains on derivative instruments in the condensed consolidated statements of income were as follows:

		Amount of (loss) gain
		recognized in income on
		derivatives
Derivatives not designated as	Location of (loss) gain	Three-months ended
hedging instruments under	recognized in income on	June 30,	June 30,
ASC 815-20	derivatives	2021	2020
Foreign currency exchange contracts	Interest and other income (expense), net	$(1,528)	$(2,235)

		Amount of (loss) gain
		recognized in income on
		derivatives
Derivatives not designated as	Location of (loss) gain	Six-months ended
hedging instruments under	recognized in income on	June 30,	June 30,
ASC 815-20	derivatives	2021	2020
Foreign currency exchange contracts	Interest and other income (expense), net	$(5,398)	$4,058

8.	INVENTORIES

Inventories consist of the following at:

	June 30,	December 31,
	2021	2020
Raw materials	$211,159	$155,166
Finished goods	171,731	177,919
	$382,890	$333,085

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

9.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at:

	June 30,	December 31,
	2021	2020
Land	$85,740	$85,876
Leasehold improvements	11,938	11,524
Furniture and fixtures	8,199	8,271
Office and computer equipment	22,235	21,657
Computer software	7,142	6,945
Equipment	196,155	185,348
Buildings	157,555	156,616
Vehicles	45,120	43,173
	534,084	519,410
Less: accumulated depreciation and amortization	(224,906)	(204,754)
	$309,178	$314,656

Total depreciation and amortization expense recorded was $11.6 million and $12.3 million for the three-months ended June 30, 2021 and 2020, respectively. Total depreciation and amortization expense recorded was $23.3 million and $24.7 million for the six-months ended June 30, 2021 and 2020, respectively.

10.         GOODWILL AND OTHER INTANGIBLE ASSETS

The following is a roll-forward of goodwill for the six-months ended June 30, 2021 and 2020 by reportable segment:

	Monster
	Energy®	Strategic
	Drinks	Brands	Other	Total
Balance at December 31, 2020	$693,644	$637,999	$—	$1,331,643
Acquisitions	—	—	—	—
Balance at June 30, 2021	$693,644	$637,999	$—	$1,331,643

	Monster
	Energy®	Strategic
	Drinks	Brands	Other	Total
Balance at December 31, 2019	$693,644	$637,999	$—	$1,331,643
Acquisitions	—	—	—	—
Balance at June 30, 2020	$693,644	$637,999	$—	$1,331,643

Intangible assets consist of the following at:

	June 30,	December 31,
	2021	2020
Amortizing intangibles	$66,875	$66,875
Accumulated amortization	(59,025)	(56,801)
	7,850	10,074
Non-amortizing intangibles	1,050,473	1,048,972
	$1,058,323	$1,059,046

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Amortizing intangibles primarily consist of customer relationships. All amortizing intangibles have been assigned an estimated finite useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives, generally five to seven years. Total amortization expense recorded was $1.1 million and $2.5 million for the three-months ended June 30, 2021 and 2020, respectively. Total amortization expense recorded was $2.2 million and $5.4 million for the six-months ended June 30, 2021 and 2020, respectively. The Company recorded an impairment charge of $1.0 million and $4.0 million on a Strategic Brand trademark in the three- and six-months ended June 30, 2020, respectively.

The following is the future estimated amortization expense related to amortizing intangibles as of June 30, 2021:

2021 (excluding the six-months ended June 30, 2021)	$2,203
2022	4,405
2023	1,112
2024	14
2025	13
2026 and thereafter	103
$7,850

11.         DISTRIBUTION AGREEMENTS

In the normal course of business, amounts received pursuant to new and/or amended distribution agreements entered into with certain bottlers/distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, or at the inception of certain sales/marketing programs are accounted for as deferred revenue and are recognized as revenue ratably over the anticipated life of the respective agreement, generally 20 years or program, as the case may be. Revenue recognized was $10.4 million and $10.5 million for the three-months ended June 30, 2021 and 2020, respectively. Revenue recognized was $20.9 million and $21.1 million for the six-months ended June 30, 2021 and 2020, respectively.

12.         COMMITMENTS AND CONTINGENCIES

The Company had purchase commitments aggregating approximately $67.3 million at June 30, 2021, which represented commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms, but are generally satisfied within one year.

The Company had contractual obligations aggregating approximately $219.2 million at June 30, 2021, which related primarily to sponsorships and other marketing activities.

The Company has a credit facility with HSBC Bank (China) Company Limited, Shanghai Branch, of  $15.0 million. At June 30, 2021, the interest rate on borrowings under the line of credit was 5.5%. As of June 30, 2021, $5.0 million was outstanding on this line of credit.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, and any related insurance reimbursements. During the three-months ended June 30, 2021, the Company reversed amounts previously accrued in connection with an intellectual property claim brought by the descendants of Hubert Hansen, in relation to the Company’s use of the Hubert Hansen name prior to the transaction with The Coca-Cola Company, that closed in 2015. The prior adverse jury verdict was reversed on appeal during the three-months ended June 30, 2021 and remanded for new trial. As of June 30, 2021, no loss contingencies were included in the Company’s condensed consolidated balance sheet.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

13.         ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Changes in accumulated other comprehensive (loss) income by component, after tax, for the six-months ended June 30, 2021 and 2020 are as follows:

		Unrealized
	Currency	Gains (Losses)
	Translation	on Available-for-
	Gains (Losses)	Sale Securities	Total
Balance at December 31, 2020	$2,950	$84	$3,034
Other comprehensive (loss) income before reclassifications	(19,696)	(160)	(19,856)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—
Net current-period other comprehensive (loss) income	(19,696)	(160)	(19,856)
Balance at June 30, 2021	$(16,746)	$(76)	$(16,822)

		Unrealized
	Currency	Gains (Losses)
	Translation	on Available-for-
	Losses	Sale Securities	Total
Balance at December 31, 2019	$(32,581)	$194	$(32,387)
Other comprehensive (loss) income before reclassifications	(21,555)	504	(21,051)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—
Net current-period other comprehensive (loss) income	(21,555)	504	(21,051)
Balance at June 30, 2020	$(54,136)	$698	$(53,438)

14.         TREASURY STOCK

On March 13, 2020, the Company’s Board of Directors authorized a new share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “March 2020 Repurchase Plan”). During the three-months ended June 30, 2021, no shares were repurchased under the March 2020 Repurchase Plan. As of August 6, 2021, $441.5 million remained available for repurchase under the March 2020 Repurchase Plan.

During the three-months ended June 30, 2021, 4,265 shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $0.4 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying condensed consolidated balance sheet at June 30, 2021.

15.         STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at June 30, 2021: (i) the Monster Beverage Corporation 2020 Omnibus Incentive Plan, including the Monster Beverage Corporation Deferred Compensation Plan as a sub-plan thereunder, and (ii) the Monster Beverage Corporation 2017 Compensation Plan for Non-Employee Directors, including the Monster Beverage Corporation Deferred Compensation Plan for Non-Employee Directors as a sub-plan thereunder.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company recorded $17.3 million and $15.9 million of compensation expense relating to outstanding options, restricted stock units, performance share units and other share-based awards during the three-months ended June 30, 2021 and 2020, respectively. The Company recorded $35.7 million and $33.0 million of compensation expense relating to outstanding options, restricted stock units, performance share units and other share-based awards during the six-months ended June 30, 2021 and 2020, respectively.

The tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options and vesting of restricted stock units and performance share units for the three-months ended June 30, 2021 and 2020 was $2.7 million and $4.0 million, respectively. The tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options and vesting of restricted stock units and performance share units for the six-months ended June 30, 2021 and 2020 was $4.1 million and $5.7 million, respectively.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted as of June 30, 2021 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	Three-Months Ended June 30,			Six-Months Ended June 30,
	2021		2020*	2021		2020
Dividend yield	0.0%		—	0.0%		0.0%
Expected volatility	29.0%		—	28.9%		30.5%
Risk-free interest rate	0.9%		—	0.8%		0.7%
Expected term	5.9	years	—	5.8	years	5.8	years

*No options were granted during the three-months ended June 30, 2020.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares (in	Price Per	Term (in	Intrinsic
Options	thousands)	Share	years)	Value
Outstanding at January 1, 2021	13,973	$44.93	5.7	$664,432
Granted 01/01/21 - 03/31/21	1,015	$88.95
Granted 04/01/21 - 06/30/21	13	$91.36
Exercised	(570)	$42.95
Cancelled or forfeited	(57)	$61.56
Outstanding at June 30, 2021	14,374	$48.09	5.6	$621,788
Vested and expected to vest in the future at June 30, 2021	14,058	$47.61	5.5	$614,822
Exercisable at June 30, 2021	9,682	$40.31	4.5	$494,110

The weighted-average grant-date fair value of options granted during the three-months ended June 30, 2021 was $26.89 per share. No options were granted during the three-months ended June 30, 2020. The weighted-average grant-date fair value of options granted during the six-months ended June 30, 2021 and 2020 was $25.79 per share and $18.78 per share, respectively.

The total intrinsic value of options exercised during the three-months ended June 30, 2021 and 2020 was $21.0 million and $25.3 million, respectively. The total intrinsic value of options exercised during the six-months ended June 30, 2021 and 2020 was $28.2 million and $36.2 million, respectively.

Cash received from option exercises under all plans for the three-months ended June 30, 2021 and 2020 was $17.7 million and $29.9 million, respectively. Cash received from option exercises under all plans for the six-months ended June 30, 2021 and 2020 was $24.5 million and $43.8 million, respectively.

At June 30, 2021, there was $68.0 million of total unrecognized compensation expense related to non-vested options granted to employees under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 2.4 years.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to non-vested restricted stock units and performance share units as follows:

		Weighted
	Number of	Average
	Shares (in	Grant-Date
	thousands)	Fair Value
Non-vested at January 1, 2021	947	$60.52
Granted 01/01/21 - 03/31/21[1]	304	$86.28
Granted 04/01/21 - 06/30/21	14	$92.14
Vested	(344)	$62.27
Forfeited/cancelled	(4)	$60.15
Non-vested at June 30, 2021	917	$68.89

1The grant activity for performance share units is recorded based on the target performance level earning 100% of target performance share units. The actual number of performance share units earned could range from 0% to 200% of target depending on the achievement of pre-established performance goals.

The weighted-average grant-date fair value of restricted stock units and/or performance share units granted during the three-months ended June 30, 2021 and 2020 was $92.14 and $71.72 per share, respectively. The weighted-average grant-date fair value of restricted stock units and/or performance share units granted during the six-months ended June 30, 2021 and 2020 was $89.12 and $62.78 per share, respectively.

As of June 30, 2021, 0.9 million of restricted stock units and performance share units are expected to vest over their respective terms.

At June 30, 2021, total unrecognized compensation expense relating to non-vested restricted stock units and performance share units was $46.4 million, which is expected to be recognized over a weighted-average period of 2.2 years.

Other Share-Based Awards

The Company has granted other share-based awards to certain employees that are payable in cash. These awards are classified as liabilities and are valued based on the fair value of the award at the grant date and are remeasured at each reporting date until settlement, with compensation expense being recognized in proportion to the completed requisite service period up until date of settlement. At June 30, 2021, other share-based awards outstanding included grants that vest over three years payable in the first quarters of 2022, 2023 and 2024.

At June 30, 2021, there was $1.6 million of total unrecognized compensation expense related to nonvested other share-based awards granted to employees under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 1.1 years.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

16.         INCOME TAXES

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the six-months ended June 30, 2021:

Gross Unrecognized Tax
Benefits
Balance at December 31, 2020	$742
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior years	—
Decreases for tax positions related to the prior years	(353)
Balance at June 30, 2021	$389

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. As of June 30, 2021, the Company had approximately $0.1 million in accrued interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions, the resultant impact on the Company’s effective tax rate would not be significant. It is expected that any change in the amount of unrecognized tax benefits within the next 12 months will not be significant.

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

17.         EARNINGS PER SHARE

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations is presented below (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Weighted-average shares outstanding:
Basic	528,653	526,911	528,425	531,486
Dilutive	6,904	4,280	6,899	4,411
Diluted	535,557	531,191	535,324	535,897

For the three-months ended June 30, 2021 and 2020, options and awards outstanding totaling 1.0 million shares and 4.7 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive. For the six-months ended June 30, 2021 and 2020, options and awards outstanding totaling 0.6 million shares and 4.9 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company’s Monster Energy® Drinks segment primarily generates net operating revenues by selling ready-to-drink packaged drinks primarily to bottlers/distributors. In some cases, the Company sells ready-to-drink packaged drinks directly to retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, drug stores, foodservice customers, value stores, e-commerce retailers and the military.

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

The net revenues derived from the Company’s reportable segments and other financial information related thereto for the three- and six-months ended June 30, 2021 and 2020 are as follows:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales:
Monster Energy® Drinks⁽¹⁾	$1,367,094	$1,027,686	$2,537,374	$2,020,140
Strategic Brands	86,935	59,566	154,744	124,104
Other	7,905	6,644	13,633	11,749
Corporate and unallocated	—	—	—	—
	$1,461,934	$1,093,896	$2,705,751	$2,155,993

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating Income:
Monster Energy® Drinks⁽¹⁾	$547,269	$453,388	$1,012,088	$864,528
Strategic Brands	54,074	37,692	99,214	74,411
Other	2,230	1,626	4,024	2,412
Corporate and unallocated	(77,598)	(85,442)	(175,203)	(169,099)
	$525,975	$407,264	$940,123	$772,252

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Income before tax:
Monster Energy® Drinks⁽¹⁾	$547,619	$453,418	$1,012,587	$864,596
Strategic Brands	54,080	37,692	99,221	74,411
Other	2,230	1,626	4,024	2,412
Corporate and unallocated	(77,082)	(87,268)	(175,598)	(170,090)
	$526,847	$405,468	$940,234	$771,329

(1)	Includes $10.4 million and $10.5 million for the three- months ended June 30, 2021 and 2020, respectively, related to the recognition of deferred revenue. Includes $20.9 million and $21.1 million for the six-months ended June 30, 2021 and 2020, respectively, related to the recognition of deferred revenue.

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Depreciation and amortization:
Monster Energy® Drinks	$8,816	$9,322	$17,838	$18,974
Strategic Brands	285	1,675	549	3,705
Other	1,126	1,194	2,252	2,358
Corporate and unallocated	2,447	2,574	4,860	5,053
	$12,674	$14,765	$25,499	$30,090

Corporate and unallocated expenses for the three-months ended June 30, 2021 include $61.2 million of payroll costs, of which $17.3 million was attributable to stock-based compensation expenses (see Note 15 “Stock-Based Compensation”), as well as $21.0 million attributable to professional service expenses, including accounting and legal costs, and $12.3 million of other operating expenses. Corporate and unallocated expenses for the three- months ended June 30, 2021 were partially offset by $16.9 million due to the reversal of amounts previously accrued in connection with an intellectual property claim. Corporate and unallocated expenses for the three-months ended June 30, 2020 include $56.5 million of payroll costs, of which $15.9 million was attributable to stock-based compensation expenses (see Note 15 “Stock-Based Compensation”), as well as $17.1 million attributable to professional service expenses, including accounting and legal costs, and $11.8 million of other operating expenses.

Corporate and unallocated expenses for the six-months ended June 30, 2021 include $126.3 million of payroll costs, of which $35.6 million was attributable to stock-based compensation expenses (see Note 15 “Stock-Based Compensation”), as well as $41.4 million attributable to professional service expenses, including accounting and legal costs, and $24.4 million of other operating expenses. Corporate and unallocated expenses for the six-months ended June 30, 2021, were partially offset by $16.9 million due to the reversal of amounts previously accrued in connection with an intellectual property claim. Corporate and unallocated expenses for the six-months ended June 30, 2020 include $111.8 million of payroll costs, of which $33.0 million was attributable to stock-based compensation expenses (see Note 15 “Stock-Based Compensation”), as well as $33.5 million attributable to professional service expenses, including accounting and legal costs, and $23.8 million of other operating expenses.

Coca-Cola Consolidated, Inc. accounted for approximately 11% and 13% of the Company’s net sales for the three-months ended June 30, 2021 and 2020, respectively. Coca-Cola Consolidated, Inc. accounted for approximately 11% and 12% of the Company’s net sales for the six-months ended June 30, 2021 and 2020, respectively.

Reyes Coca-Cola Bottling, LLC accounted for approximately 11% of the Company’s net sales for both the three-months ended June 30, 2021 and 2020. Reyes Coca-Cola Bottling, LLC accounted for approximately 10% and 11% of the Company’s net sales for the six-months ended June 30, 2021 and 2020, respectively.

Coca-Cola Europacific Partners (formerly Coca-Cola European Partners) accounted for approximately 12% and 8% of the Company’s net sales for the three-months ended June 30, 2021 and 2020, respectively. Coca-Cola Europacific Partners accounted for approximately 12% and 9% of the Company’s net sales for the six-months ended June 30, 2021 and 2020, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Net sales to customers outside the United States amounted to $546.3 million and $328.3 million for the three-months ended June 30, 2021 and 2020, respectively. Such sales were approximately 37% and 30% of net sales for the three-months ended June 30, 2021 and 2020, respectively. Net sales to customers outside the United States amounted to $1.0 billion and $685.1 million for the six-months ended June 30, 2021 and 2020, respectively. Such sales were approximately 37% and 32% of net sales for the six-months ended June 30, 2021 and 2020, respectively.

Goodwill and other intangible assets for the Company’s reportable segments as of June 30, 2021 and December 31, 2020 are as follows:

	June 30,	December 31,
	2021	2020
Goodwill and other intangible assets:
Monster Energy® Drinks	$1,406,319	$1,406,646
Strategic Brands	975,957	974,132
Other	7,690	9,911
Corporate and unallocated	—	—
	$2,389,966	$2,390,689

19.         RELATED PARTY TRANSACTIONS

TCCC controls approximately 19.3% of the voting interests of the Company. The TCCC Subsidiaries, the TCCC Related Parties and certain TCCC independent bottlers/distributors purchase and distribute the Company’s products in domestic and certain international markets. The Company also pays TCCC a commission based on certain sales within the TCCC distribution network.

TCCC commissions, based on sales to the TCCC Subsidiaries and the TCCC Related Parties, were $20.1 million and $10.7 million for the three-months ended June 30, 2021 and 2020, respectively, and are included as a reduction to net sales. TCCC commissions, based on sales to the TCCC Subsidiaries and the TCCC Related Parties, were $36.2 million and $22.1 million for the six-months ended June 30, 2021 and 2020, respectively, and are included as a reduction to net sales.

TCCC commissions, based on sales to certain TCCC independent bottlers/distributors, were $8.1 million and $5.4 million for the three-months ended June 30, 2021 and 2020, respectively, and are included in operating expenses. TCCC commissions, based on sales to certain TCCC independent bottlers/distributors, were $13.6 million and $9.8 million for the six-months ended June 30, 2021 and 2020, respectively, and are included in operating expenses.

Net sales to the TCCC Subsidiaries for the three-months ended June 30, 2021 and 2020 were $27.0 million and $14.2 million, respectively.  Net sales to the TCCC Subsidiaries for the six-months ended June 30, 2021 and 2020 were $54.1 million and $33.6 million, respectively.

The Company also purchases concentrates from TCCC which are then sold to certain of the Company’s bottlers/distributors. Concentrate purchases from TCCC were $7.7 million and $6.5 million for the three-months ended June 30, 2021 and 2020, respectively. Concentrate purchases from TCCC were $14.1 million and $10.8 million for the six-months ended June 30, 2021 and 2020, respectively.

Certain TCCC Subsidiaries also contract manufacture certain of the Company’s energy drinks. Such contract manufacturing expenses were $6.6 million and $2.2 million for the three-months ended June 30, 2021 and 2020, respectively. Such contract manufacturing expenses were $14.0 million and $6.2 million for the six-months ended June 30, 2021 and 2020, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Accounts receivable, accounts payable, accrued promotional allowances and accrued liabilities related to the TCCC Subsidiaries are as follows at:

	June 30,	December 31,
	2021	2020
Accounts receivable, net	$57,207	$44,925
Accounts payable	$(36,687)	$(30,792)
Accrued promotional allowances	$(6,332)	$(5,834)
Accrued liabilities	$(25,578)	$(15,446)

One director of the Company through certain trusts, and a family member of one director, are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the three-months ended June 30, 2021 and 2020 were $1.4 million and $0.8 million, respectively. Expenses incurred with such company in connection with promotional materials purchased during the six-months ended June 30, 2021 and 2020 were $1.8 million and $1.5 million, respectively.

In December 2018, the Company and a director of the Company entered into a 50-50 partnership that purchased land, and real property thereon, in Kona, Hawaii for the purpose of producing coffee products. The Company’s initial 50% contribution of $1.9 million was accounted for as an equity investment. During the three-months ended June 30, 2021, the Company recorded an equity loss of $0.08 million. During the six-months ended June 30, 2021, the Company recorded an equity loss of $0.12 million. As of June 30, 2021, the Company’s equity investment is $1.4 million and is included in other assets (non-current) in the accompanying condensed consolidated balance sheet.

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

The COVID – 19 Pandemic

The COVID-19 pandemic has directly and indirectly impacted our business. The duration and severity of this impact will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information regarding the COVID-19 pandemic, as well as the emergence of new variants, the actions taken to limit its spread and the economic impact on local, regional, national and international markets. “Part I, Item 1A – Risk Factors” in our Form 10-K.”

We continue to address the COVID-19 pandemic with a global task force team working to mitigate the potential impacts on our people and business.

We are incredibly proud of the teamwork exhibited by our employees, co-packers and bottlers/distributors around the world who are ensuring the integrity of our supply chain.  Despite the ongoing impact of the COVID-19 pandemic, we achieved record second quarter net sales.

We have recently seen a resurgence of the COVID-19 pandemic, including new variants, in many of the countries and territories in which we operate, which could impact customer demand.

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

We are experiencing shortages in our aluminum can requirements in North America and Europe, given our volume growth and the current supply constraints in the aluminum can industry. As a result, we have not been able to fully satisfy demand in the United States and EMEA in the 2021 second quarter. We have taken steps to source additional quantities of aluminum cans from the United States, South America and Asia, however, logistical issues, including shortages of shipping containers and port of entry congestion could delay the ongoing international supply of aluminum cans. Logistical issues in relation to the importation of certain other raw materials and ingredients continue to impact supply. To meet increased consumer demand, we experienced freight inefficiencies in the United States and in Europe, which resulted in increased cost of sales as well as increased operating expenses in the 2021 first and second quarters. Furthermore, we are continuing to experience freight inefficiencies as well as significant increases in domestic and international freight costs, and like other beverage companies, are incurring increased aluminum can and other costs in the current environment.

As of the date of this filing, we expect to maintain substantial liquidity as we manage through the current environment as described in the “Liquidity and Capital Resources” section below.

Overview

We develop, market, sell and distribute energy drink beverages and concentrates for energy drink beverages, primarily under the following brand names:

● Monster Energy®	● NOS®
● Monster Energy Ultra®	● Full Throttle®
● Monster Rehab®	● Burn®
● Monster MAXX®	● Mother®
● Java Monster®	● Nalu®
● Muscle Monster®	● Ultra Energy®
● Espresso Monster®	● Play® and Power Play® (stylized)
● Punch Monster®	● Relentless®
● Juice Monster®	● BPM®
● Monster Hydro® Energy Water	● BU®
● Monster Hydro® Super Sport	● Gladiator®
● Monster HydroSport Super Fuel®	● Samurai®
● Monster Super Fuel®	● Live+®
● Monster Dragon Tea®	● Predator®
● Reign Total Body Fuel®	● Fury®
● Reign Inferno® Thermogenic Fuel	● True NorthTM

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

During the three-months ended June 30, 2021, we continued to expand our existing energy drink portfolio by adding additional products to our portfolio in a number of countries and further developed our distribution markets. During the three-months ended June 30, 2021, we sold the following new products to our bottlers/distributors:

●	BPM® Mango
●	Nalu® Hibiscus Rooibos
●	Play® Zero Raspberry
●	Predator® Mango Mayhem

In the normal course of business, we discontinue certain products and/or product lines. Those products or product lines discontinued in the three-months ended June 30, 2021, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Our net sales of $1.46 billion for the three-months ended June 30, 2021 represented record sales for our second fiscal quarter. Net changes in foreign currency exchange rates had a favorable impact on net sales of approximately $38.6 million for the three-months ended June 30, 2021. The adverse impact of the COVID-19 pandemic on our net sales was more pronounced in the comparative 2020 second quarter.

The vast majority of our net sales are derived from our Monster Energy® Drinks segment. Net sales of our Monster Energy® Drinks segment were $1.37 billion for the three-months ended June 30, 2021.  Net sales of our Strategic Brands segment were $86.9 million for the three-months ended June 30, 2021. Our Monster Energy® Drinks segment represented 93.5% and 93.9% of our net sales for the three-months ended June 30, 2021 and 2020, respectively. Our Strategic Brands segment represented 5.9% and 5.4% of our net sales for the three-months ended June 30, 2021 and 2020, respectively. Our Other segment represented 0.6% and 0.7% of our net sales for the three-months ended June 30, 2021 and 2020, respectively.

Our growth strategy includes expanding our international business. Net sales to customers outside the United States were $546.3 million for the three-months ended June 30, 2021, an increase of approximately $217.9 million, or 66.4% higher than net sales to customers outside of the United States of $328.3 million for the three-months ended June 30, 2020. Such sales were approximately 37% and 30% of net sales for the three-months ended June 30, 2021 and 2020, respectively.

Our customers are primarily full service beverage bottlers/distributors, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, foodservice customers, value stores, e-commerce retailers and the military. Percentages of our gross billings to our various customer types for the three-months ended June 30, 2021 and 2020 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such bottlers/distributors’ sales to their own customers.

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
U.S. full service bottlers/distributors	51%	58%	51%	56%
International full service bottlers/distributors	39%	31%	39%	33%
Club stores and e-commerce retailers	8%	9%	8%	9%
Retail grocery, direct convenience, specialty chains and wholesalers	1%	1%	1%	1%
Direct value stores and other	1%	1%	1%	1%

Our customers include Coca-Cola Canada Bottling Limited, Coca-Cola Consolidated, Inc., Coca-Cola Bottling Company United, Inc., Reyes Coca-Cola Bottling, LLC, Great Lakes Coca-Cola Distribution, LLC, Coca-Cola Southwest Beverages LLC, The Coca-Cola Bottling Company of Northern New England, Inc., Swire Pacific Holdings, Inc. (USA), Liberty Coca-Cola Beverages, LLC, Coca-Cola Europacific Partners (formerly Coca-Cola European Partners and Coca-Cola Amatil), Coca-Cola Hellenic, Coca-Cola FEMSA, Swire Coca-Cola (China), COFCO Coca-Cola, Coca-Cola Beverages Africa, Coca-Cola İçecek and certain other TCCC network bottlers, Asahi Soft Drinks, Co., Ltd., Wal-Mart, Inc. (including Sam’s Club), Costco Wholesale Corporation and Amazon.com, Inc. A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material adverse effect on our financial condition and consolidated results of operations.

Coca-Cola Consolidated, Inc. accounted for approximately 11% and 13% of our net sales for the three-months ended June 30, 2021 and 2020, respectively. Coca-Cola Consolidated, Inc. accounted for approximately 11% and 12% of our net sales for the six-months ended June 30, 2021 and 2020, respectively.

Reyes Coca-Cola Bottling, LLC accounted for approximately 11% of our net sales for both the three-months ended June 30, 2021 and 2020. Reyes Coca-Cola Bottling, LLC accounted for approximately 10% and 11% of our net sales for the six-months ended June 30, 2021 and 2020, respectively.

Coca-Cola Europacific Partners accounted for approximately 12% and 8% of our net sales for the three-months ended June 30, 2021 and 2020, respectively. Coca-Cola Europacific Partners accounted for approximately 12% and 9% of our net sales for the six-months ended June 30, 2021 and 2020, respectively.

Results of Operations

The following table sets forth key statistics for the three- and six-months ended June 30, 2021 and 2020.

	Three-Months Ended		Percentage	Six-Months Ended		Percentage
(In thousands, except per share amounts)	June 30,		Change	June 30,		Change
	2021	2020	21 vs. 20	2021	2020	21 vs. 20
Net sales[1]	$1,461,934	$1,093,896	33.6%	$2,705,751	$2,155,993	25.5%
Cost of sales	625,096	434,427	43.9%	1,153,976	859,329	34.3%
Gross profit*[1]	836,838	659,469	26.9%	1,551,775	1,296,664	19.7%
Gross profit as a percentage of net sales	57.2%	60.3%		57.4%	60.1%

Operating expenses	310,863	252,205	23.3%	611,652	524,412	16.6%
Operating expenses as a percentage of net sales	21.3%	23.1%		22.6%	24.3%

Operating income[1]	525,975	407,264	29.1%	940,123	772,252	21.7%
Operating income as a percentage of net sales	36.0%	37.2%		34.7%	35.8%

Interest and other income (expense) net	872	(1,796)	(148.6)%	111	(923)	(112.0)%

Income before provision for income taxes[1]	526,847	405,468	29.9%	940,234	771,329	21.9%

Provision for income taxes	123,085	94,099	30.8%	221,278	181,125	22.2%

Income taxes as a percentage of income before taxes	23.4%	23.2%		23.5%	23.5%

Net income	$403,762	$311,369	29.7%	$718,956	$590,204	21.8%
Net income as a percentage of net sales	27.6%	28.5%		26.6%	27.4%

Net income per common share:
Basic	$0.76	$0.59	29.2%	$1.36	$1.11	22.5%
Diluted	$0.75	$0.59	28.6%	$1.34	$1.10	21.9%

Case sales (in thousands) (in 192‑ounce case equivalents)	161,450	116,960	38.0%	300,017	232,559	29.0%

¹Includes $10.4 million and $10.5 million for the three-months ended June 30, 2021 and 2020, respectively, related to the recognition of deferred revenue. Includes $20.9 million and $21.1 million for the six-months ended June 30, 2021 and 2020, respectively, related to the recognition of deferred revenue.

*Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses. We include out-bound freight and warehouse costs in operating expenses rather than in cost of sales.

Results of Operations for the Three-Months Ended June 30, 2021 Compared to the Three-Months Ended June 30, 2020.

Net Sales. Net sales were $1.46 billion for the three-months ended June 30, 2021, an increase of approximately $368.0 million, or 33.6% higher than net sales of $1.09 billion for the three-months ended June 30, 2020. Net changes in foreign currency exchange rates had a favorable impact on net sales of approximately $38.6 million for the three-months ended June 30, 2021.

Net sales for the Monster Energy® Drinks segment were $1.37 billion for the three-months ended June 30, 2021, an increase of approximately $339.4 million, or 33.0% higher than net sales of $1.03 billion for the three-months ended June 30, 2020. Net sales for the Monster Energy® Drinks segment increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had a favorable impact on net sales for the Monster Energy® Drinks segment of approximately $35.5 million for the three-months ended June 30, 2021.

Net sales for the Strategic Brands segment were $86.9 million for the three-months ended June 30, 2021, an increase of approximately $27.4 million, or 45.9% higher than net sales of $59.6 million for the three-months ended June 30, 2020. Net sales for the Strategic Brands segment increased primarily due to increased worldwide sales by volume of our NOS®, Burn® and Predator® energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had a favorable impact on net sales of approximately $3.1 million for the Strategic Brands segment for the three-months ended June 30, 2021.

Net sales for the Other segment were $7.9 million for the three-months ended June 30, 2021, an increase of approximately $1.3 million, or 19.0% higher than net sales of $6.6 million for the three-months ended June 30, 2020.

Case sales, in 192-ounce case equivalents, were 161.5 million cases for the three-months ended June 30, 2021, an increase of approximately 44.5 million cases or 38.0% higher than case sales of 117.0 million cases for the three-months ended June 30, 2020. The overall average net sales per case (excluding net sales of AFF Third-Party Products of $7.9 million and $6.6 million for the three-months ended June 30, 2021 and 2020, respectively, as these sales do not have unit case equivalents) decreased to $9.01 for the three-months ended June 30, 2021, which was 3.1% lower than the average net sales per case of $9.30 for the three-months ended June 30, 2020. The decrease in the average net sales per case was primarily the result of geographical sales mix.

Gross Profit. Gross profit was $836.8 million for the three-months ended June 30, 2021, an increase of approximately $177.4 million, or 26.9% higher than the gross profit of $659.5 million for the three-months ended June 30, 2020. The increase in gross profit dollars was primarily the result of the $368.0 million increase in net sales for the three-months ended June 30, 2021.

Gross profit as a percentage of net sales decreased to 57.2% for the three-months ended June 30, 2021 from 60.3% for the three-months ended June 30, 2020. The decrease for the three-months ended June 30, 2021 was primarily the result of geographical sales mix and increased input costs (mainly increased raw material freight-in costs and aluminum can costs).

Operating Expenses. Total operating expenses were $310.9 million for the three-months ended June 30, 2021, an increase of approximately $58.7 million, or 23.3% higher than total operating expenses of $252.2 million for the three-months ended June 30, 2020. As a percentage of net sales, operating expenses for the three-months ended June 30, 2021 were 21.3% as compared to 23.1% for the three-months ended June 30, 2020. The increase in operating expenses was primarily due to increased out-bound freight and warehouse costs of $25.7 million, increased payroll expenses of $10.5 million (of which $1.3 million was related to an increase in stock-based compensation), increased expenditures of $4.0 million for professional service expenses, including accounting and legal costs and increased costs of $3.1 million for travel and entertainment. In addition, largely due to a significant reduction in the comparative operating expenses for the three-months ended June 30, 2020 due to the COVID-19 pandemic, we experienced increased expenditures of $13.6 million for sponsorships and endorsements, as well as increased expenditures of $13.8 million for other marketing expenses, including social media and digital marketing, point of sale, sampling, premiums and merchandise displays during the three-months ended June 30, 2021. The increase in operating expenses for the three-months ended June 30, 2021, was partially offset by $16.9 million due to the reversal of amounts previously accrued in connection with an intellectual property claim.

Operating Income. Operating income was $526.0 million for the three-months ended June 30, 2021, an increase of approximately $118.7 million, or 29.1% higher than operating income of $407.3 million for the three-months ended June 30, 2020. Operating income as a percentage of net sales decreased to 36.0% for the three-months ended June 30, 2021 from 37.2% for the three-months ended June 30, 2020. Operating income was $123.1 million and $64.3 million for the three-months ended June 30, 2021 and 2020, respectively, for our operations in EMEA, Asia Pacific, Latin America and the Caribbean.

Operating income for the Monster Energy® Drinks segment, exclusive of corporate and unallocated expenses, was $547.3 million for the three-months ended June 30, 2021, an increase of approximately $93.9 million, or 20.7% higher than operating income of $453.4 million for the three-months ended June 30, 2020. The increase in operating income for the Monster Energy® Drinks segment was primarily the result of the $339.4 million increase in net sales for the three-months ended June 30, 2021.

Operating income for the Strategic Brands segment, exclusive of corporate and unallocated expenses, was $54.1 million for the three-months ended June 30, 2021, an increase of approximately $16.4 million, or 43.5% higher than operating income of $37.7 million for the three-months ended June 30, 2020. The increase in operating income for the Strategic Brands segment was primarily the result of the $27.4 million increase in net sales.

Operating income for the Other segment, exclusive of corporate and unallocated expenses, was $2.2 million for the three-months ended June 30, 2021, an increase of approximately $0.6 million, or 37.2% higher than operating income of $1.6 million for the three-months ended June 30, 2020.

Interest and Other (Expense) Income, net. Interest and other non-operating (expense) income, net, was $0.9 million for the three-months ended June 30, 2021, as compared to interest and other non-operating (expense) income, net, of ($1.8) million for the three-months ended June 30, 2020. Foreign currency transaction losses were $1.8 million and $1.5 million for the three-months ended June 30, 2021 and 2020, respectively. Interest income was $1.1 million and $0.9 million for the three-months ended June 30, 2021 and 2020, respectively.

Provision for Income Taxes. Provision for income taxes was $123.1 million for the three-months ended June 30, 2021, an increase of $29.0 million, or 30.8% higher than the provision for income taxes of $94.1 million for the three-months ended June 30, 2020. The effective combined federal, state and foreign tax rate increased to 23.4% from 23.2% for the three-months ended June 30, 2021 and 2020, respectively.

Net Income. Net income was $403.8 million for the three-months ended June 30, 2021, an increase of 92.4 million, or 29.7% higher than net income of $311.4 million for the three-months ended June 30, 2020. The increase in net income for the three-months ended June 30, 2021 was primarily due to the $177.4 million increase in gross profit for the three-months ended June 30, 2021, partially offset by the $58.7 million increase in operating expenses and the $29.0 million increase in the provision for incomes taxes.

Results of Operations for the Six-Months Ended June 30, 2021 Compared to the Six-Months Ended June 30, 2020.

Net Sales. Net sales were $2.71 billion for the six-months ended June 30, 2021, an increase of approximately $549.8 million, or 25.5% higher than net sales of $2.16 billion for the six-months ended June 30, 2020. Net changes in foreign currency exchange rates had a favorable impact on net sales of approximately $47.9 million for the six-months ended June 30, 2021.

Net sales for the Monster Energy® Drinks segment were $2.54 billion for the six-months ended June 30, 2021, an increase of approximately $517.2 million, or 25.6% higher than net sales of $2.02 billion for the six-months ended June 30, 2020. Net sales for the Monster Energy® Drinks segment increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had a favorable impact on net sales for the Monster Energy® Drinks segment of approximately $44.8 million for the six-months ended June 30, 2021.

Net sales for the Strategic Brands segment were $154.7 million for the six-months ended June 30, 2021, an increase of approximately $30.6 million, or 24.7% higher than net sales of $124.1 million for the six-months ended June 30, 2020. Net sales for the Strategic Brands segment increased primarily due to increased worldwide sales by volume of our NOS®, Predator® and Mother® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had a favorable impact on net sales of approximately $3.1 million for the Strategic Brands segment for the six-months ended June 30, 2021.

Net sales for the Other segment were $13.6 million for the six-months ended June 30, 2021, an increase of approximately $1.9 million, or 16.0% higher than net sales of $11.7 million for the six-months ended June 30, 2020.

Case sales, in 192-ounce case equivalents, were 300.0 million cases for the six-months ended June 30, 2021, an increase of approximately 67.5 million cases or 29.0% higher than case sales of 232.6 million cases for the six-months ended June 30, 2020. The overall average net sales per case (excluding net sales of AFF Third-Party Products of $13.6 million and $11.7 million for the six-months ended June 30, 2021 and 2020, respectively, as these sales do not have unit case equivalents) decreased to $8.97 for the six-months ended June 30, 2021, which was 2.7% lower than the average net sales per case of $9.22 for the six-months ended June 30, 2020. The decrease in the average net sales per case was primarily the result of geographical sales mix.

Gross Profit. Gross profit was $1.55 billion for the six-months ended June 30, 2021, an increase of approximately $255.1 million, or 19.7% higher than the gross profit of $1.30 billion for the six-months ended June 30, 2020. The increase in gross profit dollars was primarily the result of the $549.8 million increase in net sales for the six-months ended June 30, 2021.

Gross profit as a percentage of net sales decreased to 57.4% for the six-months ended June 30, 2021 from 60.1% for the six-months ended June 30, 2020. The decrease for the six-months ended June 30, 2021 was primarily the result of geographical sales mix and increased input costs (mainly increased raw material freight-in costs and aluminum can costs).

Operating Expenses. Total operating expenses were $611.7 million for the six-months ended June 30, 2021, an increase of approximately $87.2 million, or 16.6% higher than total operating expenses of $524.4 million for the six-months ended June 30, 2020. As a percentage of net sales, operating expenses for the six-months ended June 30, 2021 were 22.6% as compared to 24.3% for the six-months ended June 30, 2020. The increase in operating expenses was primarily due to increased out-bound freight and warehouse costs of $41.3 million, increased payroll expenses of $24.2 million (of which $2.2 million was related to an increase in stock-based compensation), increased expenditures of $15.8 million for sponsorships and endorsements, increased expenditures of $8.4 million for social media and digital marketing, and increased expenditures of $8.2 million for professional service expenses, including accounting and legal costs. The increase in operating expenses for the six-months ended June 30, 2021, was partially offset by $16.9 million due to the reversal of amounts previously accrued in connection with an intellectual property claim.

Operating Income. Operating income was $940.1 million for the six-months ended June 30, 2021, an increase of approximately $167.9 million, or 21.7% higher than operating income of $772.3 million for the six-months ended June 30, 2020. Operating income as a percentage of net sales decreased to 34.7% for the six-months ended June 30, 2021 from 35.8% for the six-months ended June 30, 2020. Operating income was $219.9 million and $137.5 million for the six-months ended June 30, 2021 and 2020, respectively, for our operations in EMEA, Asia Pacific, Latin America and the Caribbean.

Operating income for the Monster Energy® Drinks segment, exclusive of corporate and unallocated expenses, was $1.01 billion for the six-months ended June 30, 2021, an increase of approximately $147.6 million, or 17.1% higher than operating income of $864.5 million for the six-months ended June 30, 2020. The increase in operating income for the Monster Energy® Drinks segment was primarily the result of the $517.2 million increase in net sales for the six-months ended June 30, 2021.

Operating income for the Strategic Brands segment, exclusive of corporate and unallocated expenses, was $99.2 million for the six-months ended June 30, 2021, an increase of approximately $24.8 million, or 33.3% higher than operating income of $74.4 million for the six-months ended June 30, 2020. The increase in operating income for the Strategic Brands segment was primarily the result of the $30.6 million increase in net sales.

Operating income for the Other segment, exclusive of corporate and unallocated expenses, was $4.0 million for the six-months ended June 30, 2021, an increase of approximately $1.6 million, or 66.8% higher than operating income of $2.4 million for the six-months ended June 30, 2020.

Interest and Other (Expense) Income, net. Interest and other non-operating (expense) income, net, was $0.1 million for the six-months ended June 30, 2021, as compared to interest and other non-operating (expense) income, net, of ($0.9) million for the six-months ended June 30, 2020. Foreign currency transaction losses were $2.6 million and $4.4 million for the six-months ended June 30, 2021 and 2020, respectively. Interest income was $2.2 million and $5.7 million for the six-months ended June 30, 2021 and 2020, respectively.

Provision for Income Taxes. Provision for income taxes was $221.3 million for the six-months ended June 30, 2021, an increase of $40.2 million, or 22.2% higher than the provision for income taxes of $181.1 million for the six-months ended June 30, 2020. The effective combined federal, state and foreign tax rate was 23.5% for both the six-months ended June 30, 2021 and 2020.

Net Income. Net income was $719.0 million for the six-months ended June 30, 2021, an increase of $128.8 million, or 21.8% higher than net income of $590.2 million for the six-months ended June 30, 2020. The increase in net income for the six-months ended June 30, 2021 was primarily due to the $255.1 million increase in gross profit for the six-months ended June 30, 2021, partially offset by the $87.2 million increase in operating expenses and the $40.2 million increase in the provision for incomes taxes.

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

Non-GAAP Financial Measures and Other Key Metrics

Three-Months Ended June 30, 2021 Compared to the Three-Months Ended June 30, 2020.

Gross Billings**. Gross billings were $1.69 billion for the three-months ended June 30, 2021, an increase of approximately $430.9 million, or 34.1% higher than gross billings of $1.26 billion for the three-months ended June 30, 2020. Net changes in foreign currency exchange rates had a favorable impact on gross billings of approximately $48.8 million for the three-months ended June 30, 2021.

Gross billings for the Monster Energy® Drinks segment were $1.59 billion for the three-months ended June 30, 2021, an increase of approximately $398.8 million, or 33.5% higher than gross billings of $1.19 billion for the three-months ended June 30, 2020. Gross billings for the Monster Energy® Drinks segment increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had a favorable impact on gross billings for the Monster Energy® Drinks segment of approximately $45.7 million for the three-months ended June 30, 2021.

Gross billings for the Strategic Brands segment were $98.7 million for the three-months ended June 30, 2021, an increase of $30.8 million, or 45.5% higher than gross billings of $67.8 million for the three-months ended June 30, 2020.  Net changes in foreign currency exchange rates had an favorable impact on gross billings in the Strategic Brands segment of approximately $3.1 million for the three-months ended June 30, 2021.

Gross billings for the Other segment were $7.9 million for the three-months ended June 30, 2021, an increase of $1.3 million, or 19.1% higher than gross billings of $6.6 million for the three-months ended June 30, 2020.

Promotional allowances, commissions and other expenses, as described in the footnote below, were $243.1 million for the three-months ended June 30, 2021, an increase of $62.8 million, or 34.8% higher than promotional allowances, commissions and other expenses of $180.4 million for the three-months ended June 30, 2020. Promotional allowances as a percentage of gross billings decreased to 12.8% from 13.0% for the three-months ended June 30, 2021 and 2020, respectively.

Six-Months Ended June 30, 2021 Compared to the Six-Months Ended June 30, 2020.

Gross Billings**. Gross billings were $3.14 billion for the six-months ended June 30, 2021, an increase of approximately $655.4 million, or 26.3% higher than gross billings of $2.49 billion for the six-months ended June 30, 2020. Net changes in foreign currency exchange rates had a favorable impact on gross billings of approximately $62.6 million for the six-months ended June 30, 2021.

Gross billings for the Monster Energy® Drinks segment were $2.95 billion for the six-months ended June 30, 2021, an increase of approximately $617.7 million, or 26.4% higher than gross billings of $2.34 billion for the six-months ended June 30, 2020. Gross billings for the Monster Energy® Drinks segment increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had a favorable impact on gross billings for the Monster Energy® Drinks segment of approximately $59.5 million for the six-months ended June 30, 2021.

Gross billings for the Strategic Brands segment were $177.0 million for the six-months ended June 30, 2021, an increase of $35.8 million, or 25.4% higher than gross billings of $141.2 million for the six-months ended June 30, 2020.  Net changes in foreign currency exchange rates had a favorable impact on gross billings in the Strategic Brands segment of approximately $3.1 million for the six-months ended June 30, 2021.

Gross billings for the Other segment were $13.6 million for the six-months ended June 30, 2021, an increase of $1.9 million, or 16.1% higher than gross billings of $11.7 million for the six-months ended June 30, 2020.

Promotional allowances, commissions and other expenses, as described in the footnote below, were $459.8 million for the six-months ended June 30, 2021, an increase of $105.4 million, or 29.8% higher than promotional allowances, commissions and other expenses of $354.3 million for the six-months ended June 30, 2020. Promotional allowances as a percentage of gross billings increased to 13.1% from 13.0% for the six-months ended June 30, 2021 and 2020, respectively.

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

The following table reconciles the non-GAAP financial measure of gross billings with the most directly comparable GAAP financial measure of net sales:

	Three-Months Ended		Percentage	Six-Months Ended		Percentage
	June 30,		Change	June 30,		Change
(In thousands)	2021	2020	21 vs. 20	2021	2020	21 vs. 20
Gross Billings	$1,694,644	$1,263,756	34.1%	$3,144,680	$2,489,259	26.3%
Deferred Revenue	10,439	10,521	(0.8)%	20,879	21,078	(0.9)%
Less: Promotional allowances, commissions and other expenses***	243,149	180,381	34.8%	459,808	354,344	29.8%
Net Sales	$1,461,934	$1,093,896	33.6%	$2,705,751	$2,155,993	25.5%

***Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the presentation thereof does not conform to GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances primarily include consideration given to our bottlers/distributors or retail customers including, but not limited to the following: (i) discounts granted off list prices to support price promotions to end-consumers by retailers; (ii) reimbursements given to our bottlers/distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (iii) our agreed share of fees given to bottlers/distributors and/or directly to retailers for advertising, in-store marketing and promotional activities; (iv) our agreed share of slotting, shelf space allowances and other fees given directly to retailers, club stores and/or wholesalers; (v) incentives given to our bottlers/distributors and/or retailers for achieving or exceeding certain predetermined sales goals; (vi) discounted or free products; (vii) contractual fees given to our bottlers/distributors related to sales made by us direct to certain customers that fall within the bottlers’/distributors’ sales territories; and (viii) certain commissions based on sales to our bottlers/distributors. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. Promotional and other allowances constitute a material portion of our marketing activities. Our promotional allowance programs with our numerous bottlers/distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year. The primary drivers of our promotional and other allowance activities for the three-months ended June 30, 2021 and 2020 were (i) to increase sales volume and trial, (ii) to address market conditions, and (iii) to secure shelf and display space at retail.

Sales

The table below discloses selected quarterly data regarding sales for the three- and six-months ended June 30, 2021 and 2020, respectively. Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

Sales of beverages are expressed in unit case volume. A “unit case” means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings). Unit case volume means the number of unit cases (or unit case equivalents) of finished products or concentrates as if converted into finished products sold by us.

Our quarterly results of operations reflect seasonal trends that are primarily the result of increased demand in the warmer months of the year. It has been our experience that beverage sales tend to be lower during the first and fourth quarters of each calendar year. However, our experience with our energy drink products suggests they may be less seasonal than the seasonality of traditional beverages. In addition, our continued growth internationally may further reduce the impact of seasonality on our business. Quarterly fluctuations may also be affected by other factors including the introduction of new products, the opening of new markets where temperature fluctuations are more pronounced, the addition of new bottlers/distributors, changes in the sales mix of our products and changes in advertising and promotional expenses.  The COVID-19 pandemic including new variants may also have an impact on consumer behavior and change the seasonal fluctuation of our business.

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
(In thousands, except average net sales per case)	2021	2020	2021	2020
Net sales	$1,461,934	$1,093,896	$2,705,751	$2,155,993
Less: AFF third-party sales	(7,905)	(6,644)	(13,633)	(11,749)
Adjusted net sales[1]	$1,454,029	$1,087,252	$2,692,118	$2,144,244

Case sales by segment:
Monster Energy® Drinks	137,102	101,046	255,038	199,298
Strategic Brands	24,348	15,914	44,979	33,261
Other	—	—	—	—
Total case sales	161,450	116,960	300,017	232,559
Average net sales per case	$9.01	$9.30	$8.97	$9.22

1Excludes Other segment net sales of $7.9 million and $6.6 million for the three-months ended June 30, 2021 and 2020, respectively, comprised of net sales of AFF Third-Party Products to independent third-party customers, as these sales do not have unit case equivalents. Excludes Other segment net sales of $13.6 million and $11.7 million for the six-months ended June 30, 2021 and 2020, respectively, comprised of net sales of AFF Third-Party Products to independent third-party customers, as these sales do not have unit case equivalents.

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” for additional information related to the increase in sales.

Liquidity and Capital Resources

Cash and cash equivalents, short-term and long-term investments. We believe that cash available from operations, including our cash resources and access to credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of capital assets, purchases of equipment, purchases of real property and purchases of shares of our common stock, through at least the next 12 months. Our sources and uses of cash were not materially impacted by the COVID-19 pandemic in the six-months ended June 30, 2021 and, to date, we have not identified any material liquidity deficiencies as a result of the COVID-19 pandemic. Based on the information currently available to us, we do not expect the impact of the COVID-19 pandemic to have a material impact on our liquidity. We will continue to monitor and assess the impact the COVID-19 pandemic may have on our business, financial condition and/or operating results.

At June 30, 2021, we had $1.58 billion in cash and cash equivalents, $969.0 million in short-term investments and $91.0 million in long-term investments, including certificates of deposit, commercial paper, U.S. government agency securities and U.S. treasuries.  We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical organizations) in selecting and maintaining our investments. We regularly assess market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Based on our current plans, at this time we estimate that capital expenditures (exclusive of common stock repurchases) are likely to be less than $200.0 million through June 30, 2022. However, future business opportunities may cause a change in this estimate.

Cash flows provided by operating activities. Cash provided by operating activities was $586.6 million for the six-months ended June 30, 2021, as compared with cash provided by operating activities of $440.5 million for the six-months ended June 30, 2020.

For the six-months ended June 30, 2021, cash provided by operating activities was primarily attributable to net income earned of $719.0 million and adjustments for certain non-cash expenses, consisting of $35.7 million of stock-based compensation and $27.5 million of depreciation and amortization. For the six-months ended June 30, 2021, cash provided by operating activities also increased due to a $63.6 million increase in accounts payable, a $42.7 million increase in accrued promotional allowances, a $29.9 million increase in accrued liabilities, a $7.7 million increase in income taxes payable and a $2.5 million decrease in prepaid income taxes. For the six-months ended June 30, 2021, cash used in operating activities was primarily attributable to a $239.7 million increase in accounts receivable, a $52.5 million increase in inventories, a $28.2 million increase in prepaid expenses and other assets, a $10.9 million decrease in deferred revenue and a $10.8 million decrease in accrued compensation.

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

Cash flows (used in) provided by investing activities. Cash used in investing activities was $180.2 million for the six-months ended June 30, 2021 as compared to cash provided by investing activities of $250.7 million for the six-months ended June 30, 2020.

For both the six-months ended June 30, 2021 and 2020, cash provided by investing activities was primarily attributable to sales of available-for-sale investments. For both the six-months ended June 30, 2021 and 2020, cash used in investing activities was primarily attributable to purchases of available-for-sale investments. For both the six-months ended June 30, 2021 and 2020, cash used in investing activities also included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software, equipment used for sales and administrative activities, certain leasehold improvements, as well as acquisitions of and/or improvements to real property. We expect to continue to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, leasehold improvements, the acquisition of capital equipment (specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products) to develop our brand in international markets and for other corporate purposes. From time to time, we may also use cash to purchase additional real property related to our beverage business and/or acquire compatible businesses.

Cash flow provided by (used in) financing activities. Cash provided by financing activities was $14.3 million for the six-months ended June 30, 2021 as compared to cash used in financing activities of $553.6 million for the six-months ended June 30, 2020. The cash used in financing activities for both the six-months ended June 30, 2021 and 2020 was primarily the result of the repurchases of our common stock. The cash provided by financing activities for both the six-months ended June 30, 2021, and 2020 was primarily attributable to the issuance of our common stock under our stock-based compensation plans.

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

Of our $1.58 billion of cash and cash equivalents held at June 30, 2021, $539.7 million was held by our foreign subsidiaries. No short-term or long-term investments were held by our foreign subsidiaries at June 30, 2021.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of June 30, 2021:

	Payments due by period (in thousands)
		Less than	1‑3	3‑5	More than
Obligations	Total	1 year	years	years	5 years

Contractual Obligations[1]	$219,205	$156,735	$61,224	$1,246	$—
Finance Leases	1,770	1,751	19	—	—
Operating Leases	22,557	3,575	4,863	3,332	10,787
Purchase Commitments[2]	67,344	67,344	—	—	—
	$310,876	$229,405	$66,106	$4,578	$10,787

1Contractual obligations include our obligations related to sponsorships and other commitments.

2Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms, but are generally satisfied within one year.

In addition, approximately $0.4 million of unrecognized tax benefits have been recorded as liabilities as of June 30, 2021. It is expected that the amount of unrecognized tax benefits will not significantly change within the next 12 months. As of June 30, 2021, we had $0.1 million of accrued interest and penalties related to unrecognized tax benefits.

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

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside our control, and involve a number of risks, uncertainties and other factors, that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

●	The human and economic consequences of the COVID-19 pandemic, including new variants, as well as the measures taken or that may be taken in the future by governments, and consequently, businesses (including the Company and its suppliers, bottlers/ distributors, co-packers and other service providers) and the public at large to limit the COVID-19 pandemic;
●	Fluctuations in growth and/or growth rates and/or decline in sales of the domestic and international energy drink categories generally, including in the convenience and gas channel (which is our largest channel) and the impact on demand for our products resulting from deteriorating economic conditions and/or financial uncertainties due to the COVID-19 pandemic;
●	The impact of temporary plant closures, production slowdowns and disruptions in operations experienced by our suppliers, bottlers/distributors and/or co-packers as a result of the COVID-19 pandemic, including any material disruptions on the production and distribution of our products;
●	The impact of the reduction in our sponsorship and endorsement activities as well as our sampling activities as a result of COVID-19 on our future sales and market share;
●	The impact on consumer demand of the recent resurgence of the COVID-19 pandemic, including new variants, in many of the countries and territories in which we operate;
●	The impact of countries being in lockdown due to the COVID-19 pandemic at various times;
●	Delays in the availability and/or administration and/or acceptance of vaccines may prolong the COVID-19 pandemic;
●	Closures of, and continued restrictions on, on-premise retailers and other establishments which sell our products as the result of the COVID-19 pandemic;
●	The limitation or reduction by our suppliers, bottlers/distributors and/or co-packers of their activities and/or operations during the COVID-19 pandemic;
●	The impact of the COVID-19 pandemic on our product sampling programs;
●	Our ability to introduce new products and the impact of the COVID-19 pandemic on our innovation activities;
●	Our ability to successfully adapt to the changing landscape of advertising, marketing, promotional, sponsorship and endorsement opportunities created by the COVID-19 pandemic;
●	Other effects of the COVID-19 pandemic on our employees, such as mental health challenges that employees may face;
●	The impact of any reductions in productivity and disruptions to our business routines while most office-based employees of the Company are working remotely;
●	The impact of logistical issues, including shortages of shipping containers, port of entry congestion and increased freight costs;
●	We have extensive commercial arrangements with TCCC and, as a result, our future performance is substantially dependent on the success of our relationship with TCCC;
●	The impact of TCCC’s bottlers/distributors distributing Coca-Cola brand energy drinks and possible reductions in the number of our SKUs carried by such bottlers/distributors and/or such bottlers/distributors imposing limitations on distributing new product SKUs;
●	The effect of TCCC being one of our significant stockholders and the potential divergence of TCCC’s interests from those of our other stockholders;
●	Our ability to maintain relationships with TCCC system bottlers/distributors and manage their ongoing commitment to focus on our products;
●	Disruption in distribution channels and/or decline in sales due to the termination and/or insolvency of existing and/or new domestic and/or international bottlers/distributors;
●	Lack of anticipated demand for our products in domestic and/or international markets;
●	Fluctuations in the inventory levels of our bottlers/distributors, planned or otherwise, and the resultant impact on our revenues;
●	Unfavorable regulations, including taxation requirements, age restrictions imposed on the sale, purchase, or consumption of our products, marketing restrictions, product registration requirements, tariffs, trade restrictions, container size limitations and/or ingredient restrictions;

●	The effect of inquiries from, and/or actions by, state attorneys general, the Federal Trade Commission (the “FTC”), the Food and Drug Administration (the “FDA”), municipalities, city attorneys, other government agencies, quasi-government agencies, government officials (including members of U.S. Congress) and/or analogous central and local agencies and other authorities in the foreign countries in which our products are manufactured and/or distributed, into the advertising, marketing, promotion, ingredients, sale and/or consumption of our energy drink products, including voluntary and/or required changes to our business practices;
●	Our ability to comply with laws, regulations and evolving industry standards regarding consumer privacy and data use and security, including with respect to the General Data Protection Regulation and the California Consumer Privacy Act of 2018;
●	Our ability to achieve profitability and/or repatriate cash from certain of our operations outside the United States;
●	Our ability to manage legal and regulatory requirements in foreign jurisdictions, potential difficulties in staffing and managing foreign operations and potentially higher incidence of fraud or corruption and credit risk of foreign customers and/or bottlers/distributors;
●	Changes in U.S. tax laws as a result of any legislation proposed by the new U.S. Presidential Administration or U.S. Congress, which may include efforts to change or repeal the 2017 Tax Cuts and Jobs Act and the federal corporate income tax rate reduction;
●	Our ability to produce our products in international markets in which they are sold, thereby reducing freight costs and/or product damages;
●	Our ability to absorb, reduce or pass on to our bottlers/distributors increases in commodity costs generally as well as increases in freight costs;
●	Our ability to effectively manage our inventories and/or our accounts receivables;
●	Our foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities denominated in currencies other than the U.S. dollar, which will continue to increase as foreign sales increase;
●	The long-term impact of the United Kingdom’s departure from the European Union (or “Brexit”);
●	Changes in accounting standards may affect our reported profitability;
●	Implications of the Organization for Economic Cooperation and Development’s base erosion and profit shifting project;
●	Any proceedings which may be brought against us by the Securities and Exchange Commission (the “SEC”), the FDA, the FTC or other governmental agencies or bodies;
●	The outcome and/or possibility of future shareholder derivative actions or shareholder securities litigation that may be filed against us and/or against certain of our officers and directors, and the possibility of other private shareholder litigation;
●	The outcome of product liability or consumer fraud litigation and/or class action litigation (or its analog in foreign jurisdictions) regarding the safety of our products and/or the ingredients in and/or claims made in connection with our products and/or alleging false advertising, marketing and/or promotion, and the possibility of future product liability and/or class action lawsuits;
●	Exposure to significant liabilities due to litigation, legal or regulatory proceedings;
●	Intellectual property injunctions;
●	Unfavorable resolution of tax matters;
●	Uncertainty and volatility in the domestic and global economies, including risk of counterparty default or failure;
●	Our ability to address any significant deficiencies or material weakness in our internal controls over financial reporting;
●	Our ability to continue to generate sufficient cash flows to support our expansion plans and general operating activities;
●	Decreased demand for our products resulting from changes in consumer preferences, including changes in demand for different packages, sizes and configurations, obesity and other perceived health concerns, including concerns relating to certain ingredients in our products or packaging, product safety concerns and/or from decreased consumer discretionary spending power;
●	Adverse publicity surrounding obesity and health concerns related to our products, product safety and quality, water usage, environmental impact and sustainability, human rights, our culture, workforce and labor and workplace laws;
●	Changes in demand that are weather related and/or for other reasons, including changes in product category and/or package consumption and changes in cost and availability of certain key ingredients including aluminum cans, as well as disruptions to the supply chain, as a result of climate change and extreme weather conditions;
●	The impact of unstable political conditions, civil unrest, large scale terrorist acts, the outbreak or escalation of armed hostilities, major natural disasters and extreme weather conditions, or widespread outbreaks of infectious diseases (such as the COVID-19 pandemic);
●	The impact on our business of competitive products and pricing pressures and our ability to gain or maintain our share of sales in the marketplace as a result of actions by competitors, including unsubstantiated and/or misleading claims, false advertising claims and tortious interference, as well as competitors selling misbranded products;

●	The impact on our business of trademark and trade dress infringement proceedings brought against us relating to our brands, including our Reign Total Body Fuel® high performance energy drinks, which could result in an injunction barring us from selling certain of our products and/or require changes to be made to our current trade dress;
●	Our ability to implement and/or maintain price increases;
●	An inability to achieve volume growth through product and packaging initiatives;
●	Our ability to sustain the current level of sales and/or achieve growth for our Monster Energy® brand energy drinks and/or our other products, including our Strategic Brands;
●	The impact of criticism of our energy drink products and/or the energy drink market generally and/or legislation enacted (whether as a result of such criticism or otherwise) that restricts the marketing or sale of energy drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limits caffeine content in beverages, requires certain product labeling disclosures and/or warnings, imposes excise and/or sales taxes, limits product sizes and/or imposes age restrictions for the sale of energy drinks;
●	Our ability to comply with and/or resulting lower consumer demand and/or lower profit margins for energy drinks due to proposed and/or future U.S. federal, state and local laws and regulations and/or proposed or existing laws and regulations in certain foreign jurisdictions and/or any changes therein, including changes in taxation requirements (including tax rate changes, new tax laws, new and/or increased excise, sales and/or other taxes on our products and revised tax law interpretations) and environmental laws, as well as the Federal Food, Drug, and Cosmetic Act and regulations or rules made thereunder or in connection therewith by the FDA, as well as changes in any other food, drug or similar laws in the United States and internationally, especially those changes that may restrict the sale of energy drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limit caffeine content in beverages, require certain product labeling disclosures and/or warnings, impose excise taxes, impose sugar taxes, limit product sizes, or impose age restrictions for the sale of energy drinks, as well as laws and regulations or rules made or enforced by the Bureau of Alcohol, Tobacco, Firearms and Explosives and/or the FTC or their foreign counterparts;
●	Disruptions in the timely import or export of our products and/or ingredients due to port strikes and related labor issues;
●	Our ability to satisfy all criteria set forth in any model energy drink guidelines, including, without limitation, those adopted by the American Beverage Association, of which we are a member, and/or any international beverage associations and the impact of our failure to satisfy such guidelines may have on our business;
●	The effect of unfavorable or adverse public relations, press, articles, comments and/or media attention;
●	Changes in the cost, quality and availability of containers, packaging materials, aluminum cans, the Midwest and other premiums, raw materials and other ingredients and juice concentrates, and our ability to obtain and/or maintain favorable supply arrangements and relationships and procure timely and/or sufficient production of all or any of our products to meet customer demand;
●	Any shortages that may be experienced in the procurement of containers and/or other raw materials including, without limitation, aluminum cans generally, PET containers used for our Monster Hydro® energy drinks, 24-ounce aluminum cap cans and 550ml BRE aluminum cans with resealable ends;
●	Due to limitations being experienced in securing the supply of sufficient quantities of aluminum cans, we are currently, and may continue, focusing on producing higher volume products. As a result, certain of our lower volume products may be temporarily discontinued by our bottlers/distributors and/or their retail customers, and we may not be able to reinstate all, or any, of such lower volume products in the future;
●	In order to secure sufficient quantities of aluminum cans and sufficient co-packing availability in the future, we may be required to commit to minimum purchase volumes and/or minimum co-packing volumes. In the event that we over-estimate future demand for our products and therefore may not purchase such minimum quantities in full, or utilize such minimum co-packing volumes in full, we may incur claims and/or costs or losses in respect of such shortfalls;
●	The impact on our cost of sales of corporate activity among the limited number of suppliers from whom we purchase certain raw materials;
●	Our ability to pass on to our customers all or a portion of any increases in the costs of raw materials, ingredients, commodities and/or other cost inputs affecting our business;
●	Our ability to achieve both internal domestic and international forecasts, which may be based on projected volumes and sales of many product types and/or new products, certain of which are more profitable than others; there can be no assurance that we will achieve projected levels of sales as well as forecasted product and/or geographic mixes;
●	Our ability to penetrate new domestic and/or international markets and/or gain approval or mitigate the delay in securing approval for the sale of our products in various countries;
●	The effectiveness of sales and/or marketing efforts by us and/or by the bottlers/distributors of our products, most of whom distribute products that may be regarded as competitive with our products;

●	Unilateral decisions by bottlers/distributors, buying groups, convenience chains, grocery chains, mass merchandisers, specialty chain stores, e-commerce retailers, e-commerce websites, club stores and other customers to discontinue carrying all or any of our products that they are carrying at any time, restrict the range of our products they carry, impose restrictions or limitations on the sale of our products and/or devote less resources to the sale of our products;
●	The impact of possible trading disputes between our bottler/distributors and their customers and/or one or more buying groups which may result in the delisting of certain of the Company products, temporarily or otherwise;
●	The effects of retailer consolidation on our business and our ability to successfully adapt to the rapidly changing retail landscape;
●	Our ability to adapt to the changing retail landscape with the rapid growth in e-commerce retailers;
●	The effects of bottler/distributor consolidation on our business;
●	The costs and/or effectiveness, now or in the future, of our advertising, marketing and promotional strategies;
●	The success of our sports marketing, social media and other general marketing endeavors both domestically and internationally;
●	Unforeseen economic and political changes and local or international catastrophic events;
●	Possible product recalls and/or reformulations of certain of our products and/or market withdrawals of certain of our products due to defective and/or non-compliant formulas or production in one or more jurisdictions;
●	Our ability to make suitable arrangements and/or procure sufficient capacity for the co-packing of any of our products both domestically and internationally, the timely replacement of discontinued co-packing arrangements and/or limitations on co-packing availability, including for retort production;
●	Our ability to make suitable arrangements for the timely procurement of non-defective raw materials;
●	Our inability to protect and/or the loss of our intellectual property rights and/or our inability to use our trademarks, trade names or designs and/or trade dress in certain countries;
●	Volatility of stock prices which may restrict stock sales, stock purchases or other opportunities as well as negatively impact the motivation of equity award grantees;
●	Provisions in our organizational documents and/or control by insiders which may prevent changes in control even if such changes would be beneficial to other stockholders;
●	The failure of our bottlers and/or co-packers to manufacture our products on a timely basis or at all;
●	Any disruption in and/or lack of effectiveness of our information technology systems, including a breach of cyber security, that disrupts our business or negatively impacts customer relationships, as well as cybersecurity incidents involving data shared with third parties; and
●	Recruitment and retention of senior management, other key employees and our employee base in general.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks during the three-months ended June 30, 2021 compared with the disclosures in Part II, Item 7A of our Form 10-K.

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

Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to the Notes to Condensed Consolidated Financial Statements - Note 12. Commitments and Contingencies: Litigation in Part I, Item 1, of this Quarterly Report on Form 10-Q.

ITEM 1A.RISK FACTORS

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

During the three-months ended June 30, 2021, 4,265 shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $0.4 million. While such purchases are considered common stock repurchases, they are not counted as purchases against our authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying condensed consolidated balance sheet at June 30, 2021.

On March 13, 2020, the Company’s Board of Directors authorized a new share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “March 2020 Repurchase Plan”). During the three-months ended June 30, 2021, no shares were purchased by the Company under the March 2020 Repurchase Plan. As of August 6, 2021, $441.5 million remained available for repurchase under the March 2020 Repurchase Plan.

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

101*

The following financial information from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Income for the three-  and six-months ended June 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Income for the three- and six-months ended June 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three- and six-months ended June 30, 2021 and 2020, (v) Condensed Consolidated Statements of Cash Flows for the six-months ended June 30, 2021 and 2020, and (vi) the Notes to Condensed Consolidated Financial Statements.

104*

The cover page from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION
Registrant

Date: August 6, 2021	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors
and Co-Chief Executive Officer

Date: August 6, 2021	/s/ HILTON H. SCHLOSBERG
Hilton H. Schlosberg
Vice Chairman of the Board of Directors
and Co-Chief Executive Officer