Form 10-Q
period 2021-09-30
Monster Beverage Corp
filed 2021-11-05
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021	Commission File Number 001-18761

MONSTER BEVERAGE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	47-1809393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes __ No   X

The registrant had 529,139,115 shares of common stock, par value $0.005 per share, outstanding as of October 29, 2021.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

SEPTEMBER 30, 2021

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

(In Thousands, Except Par Value) (Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,712,671	$1,180,413
Short-term investments	1,224,066	881,354
Accounts receivable, net	849,157	666,012
Inventories	471,553	333,085
Prepaid expenses and other current assets	95,607	55,358
Prepaid income taxes	30,619	24,733
Total current assets	4,383,673	3,140,955

INVESTMENTS	28,255	44,291
PROPERTY AND EQUIPMENT, net	309,574	314,656
DEFERRED INCOME TAXES, net	241,297	241,650
GOODWILL	1,331,643	1,331,643
OTHER INTANGIBLE ASSETS, net	1,066,083	1,059,046
OTHER ASSETS	88,883	70,475
Total Assets	$7,449,408	$6,202,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$396,229	$296,800
Accrued liabilities	180,719	142,653
Accrued promotional allowances	232,394	186,658
Deferred revenue	45,278	45,429
Accrued compensation	54,507	55,015
Income taxes payable	23,113	23,433
Total current liabilities	932,240	749,988

DEFERRED REVENUE	245,621	264,436

OTHER LIABILITIES	26,550	27,432

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 1,250,000 shares authorized; 639,851 shares issued and 529,132 shares outstanding as of September 30, 2021; 638,662 shares issued and 528,097 shares outstanding as of December 31, 2020	3,199	3,193
Additional paid-in capital	4,626,299	4,537,982
Retained earnings	7,488,235	6,432,074
Accumulated other comprehensive (loss) income	(43,495)	3,034
Common stock in treasury, at cost; 110,719 shares and 110,565 shares as of September 30, 2021 and December 31, 2020, respectively	(5,829,241)	(5,815,423)
Total stockholders’ equity	6,244,997	5,160,860
Total Liabilities and Stockholders’ Equity	$7,449,408	$6,202,716

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

NET SALES	$1,410,557	$1,246,362	$4,116,308	$3,402,355

COST OF SALES	621,399	509,831	1,775,375	1,369,160

GROSS PROFIT	789,158	736,531	2,340,933	2,033,195

OPERATING EXPENSES	344,694	277,930	956,346	802,343

OPERATING INCOME	444,464	458,601	1,384,587	1,230,852

INTEREST and OTHER EXPENSE, net	2,290	4,568	2,179	5,491

INCOME BEFORE PROVISION FOR INCOME TAXES	442,174	454,033	1,382,408	1,225,361

PROVISION FOR INCOME TAXES	104,969	106,379	326,247	287,503

NET INCOME	$337,205	$347,654	$1,056,161	$937,858

NET INCOME PER COMMON SHARE:
Basic	$0.64	$0.66	$2.00	$1.77
Diluted	$0.63	$0.65	$1.97	$1.75

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	528,997	527,637	528,618	530,194
Diluted	535,915	533,263	535,554	535,011

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(In Thousands) (Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income, as reported	$337,205	$347,654	$1,056,161	$937,858
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(26,716)	21,217	(46,412)	(338)
Available-for-sale investments:
Change in net unrealized (losses) gains	43	(308)	(117)	196
Reclassification adjustment for net gains included in net income	—	—	—	—
Net change in available-for-sale investments	43	(308)	(117)	196
Other comprehensive income (loss)	(26,673)	20,909	(46,529)	(142)
Comprehensive income	$310,532	$368,563	$1,009,632	$937,716

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(In Thousands) (Unaudited)

					Accumulated
					Other			Total
	Common stock		Additional	Retained	Comprehensive	Treasury stock		Stockholders’
	Shares	Amount	Paid-in Capital	Earnings	(Loss) Income	Shares	Amount	Equity
Balance, December 31, 2020	638,662	$3,193	$4,537,982	$6,432,074	$3,034	(110,565)	$(5,815,423)	$5,160,860
Stock-based compensation	—	—	17,949	—	—	—	—	17,949
Exercise of stock options	492	3	6,758	—	—	—	—	6,761
Unrealized gain, net on available-for-sale securities	—	—	—	—	24	—	—	24
Repurchase of common stock	—	—	—	—	—	(150)	(13,419)	(13,419)
Foreign currency translation	—	—	—	—	(27,932)	—	—	(27,932)
Net income	—	—	—	315,194	—	—	—	315,194
Balance, March 31, 2021	639,154	$3,196	$4,562,689	$6,747,268	$(24,874)	(110,715)	$(5,828,842)	$5,459,437
Stock-based compensation	—	—	16,921	—	—	—	—	16,921
Exercise of stock options	422	2	17,723	—	—	—	—	17,725
Unrealized loss, net on available-for-sale securities	—	—	—	—	(183)	—	—	(183)
Repurchase of common stock	—	—	—	—	—	(4)	(399)	(399)
Foreign currency translation	—	—	—	—	8,235	—	—	8,235
Net income	—	—	—	403,762	—	—	—	403,762
Balance, June 30, 2021	639,576	$3,198	$4,597,333	$7,151,030	$(16,822)	(110,719)	$(5,829,241)	$5,905,498
Stock-based compensation	—	—	16,293	—	—	—	—	16,293
Exercise of stock options	275	1	12,673	—	—	—	—	12,674
Unrealized gain, net on available-for-sale securities	—	—	—	—	43	—	—	43
Foreign currency translation	—	—	—	—	(26,716)	—	—	(26,716)
Net income	—	—	—	337,205	—	—	—	337,205
Balance, September 30, 2021	639,851	$3,199	$4,626,299	$7,488,235	$(43,495)	(110,719)	$(5,829,241)	$6,244,997

					Accumulated
					Other			Total
	Common stock		Additional	Retained	Comprehensive	Treasury stock		Stockholders’
	Shares	Amount	Paid-in Capital	Earnings	(Loss) Income	Shares	Amount	Equity
Balance, December 31, 2019	636,460	$3,182	$4,397,511	$5,022,480	$(32,387)	(99,762)	$(5,219,505)	$4,171,281
Stock-based compensation	—	—	17,098	—	—	—	—	17,098
Exercise of stock options	644	4	13,971	—	—	—	—	13,975
Unrealized gain, net on available-for-sale securities	—	—	—	—	304	—	—	304
Repurchase of common stock	—	—	—	—	—	(10,503)	(579,948)	(579,948)
Foreign currency translation	—	—	—	—	(30,599)	—	—	(30,599)
Net income	—	—	—	278,835	—	—	—	278,835
Balance, March 31, 2020	637,104	$3,186	$4,428,580	$5,301,315	$(62,682)	(110,265)	$(5,799,453)	$3,870,946
Stock-based compensation	—	—	15,936	—	—	—	—	15,936
Exercise of stock options	820	4	29,863	—	—	—	—	29,867
Unrealized gain, net on available-for-sale securities	—	—	—	—	200	—	—	200
Repurchase of common stock	—	—	—	—	—	(298)	(15,822)	(15,822)
Foreign currency translation	—	—	—	—	9,044	—	—	9,044
Net income	—	—	—	311,369	—	—	—	311,369
Balance, June 30, 2020	637,924	$3,190	$4,474,379	$5,612,684	$(53,438)	(110,563)	$(5,815,275)	$4,221,540
Stock-based compensation	—	—	17,668	—	—	—	—	17,668
Exercise of stock options	534	2	21,696	—	—	—	—	21,698
Unrealized loss, net on available-for-sale securities	—	—	—	—	(308)	—	—	(308)
Repurchase of common stock	—	—	—	—	—	(2)	(148)	(148)
Foreign currency translation	—	—	—	—	21,217	—	—	21,217
Net income	—	—	—	347,654	—	—	—	347,654
Balance, September 30, 2020	638,458	$3,192	$4,513,743	$5,960,338	$(32,529)	(110,565)	$(5,815,423)	$4,629,321

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(In Thousands) (Unaudited)

	Nine-Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,056,161	$937,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,716	45,879
Gain on disposal of property and equipment	(984)	(210)
Impairment of intangibles	—	7,000
Stock-based compensation	52,391	53,042
Deferred income taxes	353	—
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(199,709)	(201,677)
Distributor receivables	228	341
Inventories	(149,414)	39,490
Prepaid expenses and other assets	(41,162)	(20,446)
Prepaid income taxes	(7,365)	11,460
Accounts payable	106,570	(9,724)
Accrued liabilities	34,085	53,501
Accrued promotional allowances	51,022	31,915
Accrued distributor terminations	5,302	(150)
Accrued compensation	(2,888)	(1,214)
Income taxes payable	(114)	17,969
Other liabilities	574	(562)
Deferred revenue	(17,784)	(15,236)
Net cash provided by operating activities	927,982	949,236

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of available-for-sale investments	1,016,556	795,858
Purchases of available-for-sale investments	(1,343,351)	(849,276)
Purchases of property and equipment	(28,131)	(42,062)
Proceeds from sale of property and equipment	1,246	880
Additions to intangibles	(5,211)	(19,686)
Increase in other assets	(22,809)	(26,228)
Net cash used in investing activities	(381,700)	(140,514)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	(1,814)	(2,500)
Issuance of common stock	37,160	65,540
Purchases of common stock held in treasury	(13,818)	(595,918)
Net cash provided by (used in) financing activities	21,528	(532,878)

Effect of exchange rate changes on cash and cash equivalents	(35,552)	929

NET INCREASE IN CASH AND CASH EQUIVALENTS	532,258	276,773
CASH AND CASH EQUIVALENTS, beginning of period	1,180,413	797,957
CASH AND CASH EQUIVALENTS, end of period	$1,712,671	$1,074,730

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$99	$39
Income taxes	$338,584	$257,563

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(In Thousands) (Unaudited) (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

Included in accrued liabilities as of September 30, 2021 and 2020 were $13.0 million and $14.3 million, respectively, related to net additions to other intangible assets.

Included in accounts payable as of September 30, 2020 were available-for-sale short-term investment purchases of $20.3 million.

Included in accounts payable as of September 30, 2021 were $2.0 million related to additions to other intangible assets.

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

The Company’s condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting. They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP. The information set forth in these interim condensed consolidated financial statements for the three- and nine-months ended September 30, 2021 and 2020, respectively, is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading. Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

The Company has three operating and reportable segments: (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is primarily comprised of the Company’s Monster Energy® drinks, Reign Total Body Fuel® high performance energy drinks and True NorthTM Pure Energy Seltzers, (ii) Strategic Brands segment (“Strategic Brands”), which is primarily comprised of the various energy drink brands acquired from The Coca-Cola Company (“TCCC”) in 2015 as well as the Company’s affordable energy brands, and (iii) Other segment (“Other”), which is comprised of certain products sold by American Fruits and Flavors, LLC, a wholly-owned subsidiary of the Company, to independent third-party customers (the “AFF Third-Party Products”).

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. Certain of the Company’s bottlers/distributors may also perform a separate function as a co-packer on the Company’s behalf. In such cases, control of the Company’s products passes to such bottlers/distributors when they notify the Company that they have taken possession or transferred the relevant portion of the Company’s finished goods. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of September 30, 2021 and December 31, 2020.

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

Promotional and other allowances (variable consideration) recorded as a reduction to net sales, primarily include consideration given to the Company’s bottlers/distributors or retail customers including, but not limited to the following:

●	discounts granted off list prices to support price promotions to end-consumers by retailers;
●	reimbursements given to the Company’s bottlers/distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products;
●	the Company’s agreed share of fees given to bottlers/distributors and/or directly to retailers for advertising, in-store marketing and promotional activities;
●	the Company’s agreed share of slotting, shelf space allowances and other fees given directly to retailers, club stores and/or wholesalers;
●	incentives given to the Company’s bottlers/distributors and/or retailers for achieving or exceeding certain predetermined sales goals;
●	discounted or free products;
●	contractual fees given to the Company’s bottlers/distributors related to sales made directly by the Company to certain customers that fall within the bottlers’/distributors’ sales territories; and
●	commissions to TCCC based on the Company’s sales to wholly-owned subsidiaries of TCCC (the “TCCC Subsidiaries”) and/or to TCCC bottlers/distributors accounted for under the equity method by TCCC (the “TCCC Related Parties”).

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Disaggregation of Revenue

The following tables disaggregate the Company’s revenue by geographical markets and reportable segments:

	Three-Months Ended September 30, 2021
				Latin
				America
	U.S. and			and
Net Sales	Canada	EMEA[1]	Asia Pacific	Caribbean	Total
Monster Energy® Drinks	$880,012	$252,101	$120,864	$76,816	$1,329,793
Strategic Brands	35,417	28,450	5,603	4,979	74,449
Other	6,315	—	—	—	6,315
Total Net Sales	$921,744	$280,551	$126,467	$81,795	$1,410,557

	Three-Months Ended September 30, 2020
				Latin
				America
	U.S. and			and
Net Sales	Canada	EMEA[1]	Asia Pacific	Caribbean	Total
Monster Energy® Drinks	$786,960	$206,947	$120,589	$48,924	$1,163,420
Strategic Brands	46,005	19,192	6,658	2,469	74,324
Other	8,618	—	—	—	8,618
Total Net Sales	$841,583	$226,139	$127,247	$51,393	$1,246,362

1Europe, Middle East and Africa (“EMEA”)

	Nine-Months Ended September 30, 2021
				Latin
				America
	U.S. and			and
Net Sales	Canada	EMEA[1]	Asia Pacific	Caribbean	Total
Monster Energy® Drinks	$2,548,873	$741,208	$346,545	$230,536	$3,867,162
Strategic Brands	122,487	76,234	21,047	9,425	229,193
Other	19,953	—	—	—	19,953
Total Net Sales	$2,691,313	$817,442	$367,592	$239,961	$4,116,308

	Nine-Months Ended September 30, 2020
				Latin
				America
	U.S. and			and
Net Sales	Canada	EMEA[1]	Asia Pacific	Caribbean	Total
Monster Energy® Drinks	$2,223,925	$501,639	$319,325	$138,671	$3,183,560
Strategic Brands	125,030	52,333	17,161	3,904	198,428
Other	20,367	—	—	—	20,367
Total Net Sales	$2,369,322	$553,972	$336,486	$142,575	$3,402,355

1Europe, Middle East and Africa (“EMEA”)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Contract Liabilities

Amounts received from certain bottlers/distributors at inception of their distribution contracts or at the inception of certain sales/marketing programs are accounted for as deferred revenue. As of September 30, 2021, the Company had $290.9 million of deferred revenue, which is included in current and long-term deferred revenue in the Company’s condensed consolidated balance sheet. As of December 31, 2020, the Company had $309.9 million of deferred revenue, which is included in current and long-term deferred revenue in the Company’s condensed consolidated balance sheet. During the three-months ended September 30, 2021 and 2020, $10.4 million and $10.5 million, respectively, of deferred revenue was recognized in net sales. See Note 11. During the nine-months ended September 30, 2021 and 2020, $31.3 million and $31.6 million, respectively, of deferred revenue was recognized in net sales. See Note 11.

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

Lease expense for operating leases, consisting of lease payments, is recognized on a straight-line basis over the lease term and is included in operating expenses in the condensed consolidated statement of income. Lease expense for finance leases consists of the amortization of the ROU asset on a straight-line basis over the asset’s estimated useful life and is included in operating expenses in the condensed consolidated statement of income. Interest expense on finance leases is calculated using the amortized cost basis and is included in interest and other expense, net in the condensed consolidated statement of income.

The Company’s leases have remaining lease terms of less than one year to 12 years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. The Company has elected not to recognize ROU assets and lease liabilities for short-term operating leases that have a term of 12 months or less.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The components of lease cost were comprised of the following:

	Three-Months	Three-Months	Nine-Months	Nine-Months
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$1,103	$1,161	$3,348	$3,499

Short-term lease cost	1,235	856	3,370	2,440

Variable lease cost	185	242	532	564

Finance leases:
Amortization of ROU assets	138	177	394	511
Interest on lease liabilities	6	9	15	34
Finance lease cost	144	186	409	545

Total lease cost	$2,667	$2,445	$7,659	$7,048

Supplemental cash flow information for the following periods:

	Nine-Months	Nine-Months
	Ended September 30,	Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$3,057	$3,081
Operating cash outflows from finance leases	15	33
Financing cash outflows from finance leases	1,970	2,500

ROU assets obtained in exchange for lease obligations:
Finance leases	2,767	2,231
Operating leases	251	2,117

ROU assets for operating and finance leases recognized in the Company’s condensed consolidated balance sheets were comprised of the following at:

	September 30, 2021
	Real Estate	Equipment	Total	Balance Sheet Location
Operating leases	$19,995	$196	$20,191	Other Assets
Finance leases	—	2,719	2,719	Property and Equipment, net

	December 31, 2020
	Real Estate	Equipment	Total	Balance Sheet Location
Operating leases	$22,565	$189	$22,754	Other Assets
Finance leases	—	2,120	2,120	Property and Equipment, net

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Operating and finance lease liabilities recognized in the Company’s condensed consolidated balance sheets were as follows at:

	September 30, 2021
	Operating Leases	Finance Leases
Accrued liabilities	$2,849	$1,571
Other liabilities	15,362	46
Total	$18,211	$1,617

	December 31, 2020
	Operating Leases	Finance Leases
Accrued liabilities	$3,171	$799
Other liabilities	17,342	24
Total	$20,513	$823

The weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases at September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021
	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	9.2	0.7
Weighted-average discount rate	3.6%	1.2%

	December 31, 2020
	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	9.4	0.6
Weighted-average discount rate	3.6%	1.9%

The following table reconciles the undiscounted future lease payments for operating and finance leases to the operating and finance leases recorded in the Company’s condensed consolidated balance sheet at September 30, 2021:

	Undiscounted Future Lease Payments
	Operating Leases	Finance Leases
2021 (excluding the nine-months ended September 30, 2021)	$892	$713
2022	3,207	871
2023	2,423	21
2024	1,887	13
2025	1,600	8
2026 and thereafter	11,588	—
Total lease payments	21,597	1,626
Less imputed interest	(3,386)	(9)
Total	$18,211	$1,617

As of September 30, 2021, the Company did not have any significant additional operating or finance leases that have not yet commenced.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

5.	INVESTMENTS

The following table summarizes the Company’s investments at:

					Continuous	Continuous
		Gross	Gross		Unrealized	Unrealized
		Unrealized	Unrealized		Loss Position	Loss Position
	Amortized	Holding	Holding	Fair	less than 12	greater than 12
September 30, 2021	Cost	Gains	Losses	Value	Months	Months
Available-for-sale
Short-term:
Commercial paper	$292,094	$—	$—	$292,094	$—	$—
Certificates of deposit	47,616	—	—	47,616	—	—
U.S. government agency securities	70,202	10	2	70,210	2	—
U.S. treasuries	814,178	30	62	814,146	62	—
Long-term:
U.S. government agency securities	1,416	—	—	1,416	—	—
U.S. treasuries	26,840	1	2	26,839	2	—
Total	$1,252,346	$41	$66	$1,252,321	$66	$—

					Continuous	Continuous
		Gross	Gross		Unrealized	Unrealized
		Unrealized	Unrealized		Loss Position	Loss Position
	Amortized	Holding	Holding	Fair	less than 12	greater than 12
December 31, 2020	Cost	Gains	Losses	Value	Months	Months
Available-for-sale
Short-term:
Commercial paper	$119,886	$—	$—	$119,886	$—	$—
Certificates of deposit	20,387	—	—	20,387	—	—
Municipal securities	9,083	—	—	9,083	—	—
U.S. government agency securities	81,521	13	3	81,531	3	—
U.S. treasuries	650,386	150	69	650,467	69	—
Long-term:
U.S. government agency securities	10,350	1	—	10,351	—	—
U.S. treasuries	33,946	1	7	33,940	7	—
Total	$925,559	$165	$79	$925,645	$79	$—

During the three- and nine-months ended September 30, 2021 and 2020, realized gains or losses recognized on the sale of investments were not significant.

The Company’s investments at September 30, 2021 and December 31, 2020 carried investment grade credit ratings.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
Commercial paper	$292,094	$292,094	$119,886	$119,886
Municipal securities	—	—	9,083	9,083
U.S. government agency securities	70,202	70,210	81,521	81,531
Certificates of deposit	47,616	47,616	20,387	20,387
U.S. treasuries	814,178	814,146	650,386	650,467
Due 1 - 10 years:
U.S. treasuries	26,840	26,839	33,946	33,940
U.S. government agency securities	1,416	1,416	10,350	10,351
Total	$1,252,346	$1,252,321	$925,559	$925,645

6.	FAIR VALUE OF CERTAIN FINANCIAL ASSETS AND LIABILITIES

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following tables present the fair value of the Company’s financial assets and liabilities that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

September 30, 2021	Level 1	Level 2	Level 3	Total
Cash	$703,969	$—	$—	$703,969
Money market funds	632,233	—	—	632,233
Certificates of deposit	—	47,616	—	47,616
Commercial paper	—	292,094	—	292,094
U.S. government agency securities	—	71,626	—	71,626
U.S. treasuries	—	1,217,454	—	1,217,454
Foreign currency derivatives	—	(217)	—	(217)
Total	$1,336,202	$1,628,573	$—	$2,964,775

Amounts included in:
Cash and cash equivalents	$1,336,202	$376,469	$—	$1,712,671
Short-term investments	—	1,224,066	—	1,224,066
Accounts receivable, net	—	157	—	157
Investments	—	28,255	—	28,255
Accrued liabilities	—	(374)	—	(374)
Total	$1,336,202	$1,628,573	$—	$2,964,775

December 31, 2020	Level 1	Level 2	Level 3	Total
Cash	$796,421	$—	$—	$796,421
Money market funds	352,730	—	—	352,730
Certificates of deposit	—	23,137	—	23,137
Commercial paper	—	130,883	—	130,883
Municipal securities	—	9,083	—	9,083
U.S. government agency securities	—	91,882	—	91,882
U.S. treasuries	—	701,922	—	701,922
Foreign currency derivatives	—	(2,578)	—	(2,578)
Total	$1,149,151	$954,329	$—	$2,103,480

Amounts included in:
Cash and cash equivalents	$1,149,151	$31,262	$—	$1,180,413
Short-term investments	—	881,354	—	881,354
Accounts receivable, net	—	69	—	69
Investments	—	44,291	—	44,291
Accrued liabilities	—	(2,647)	—	(2,647)
Total	$1,149,151	$954,329	$—	$2,103,480

All of the Company’s short-term and long-term investments are classified within Level 1 or Level 2 of the fair value hierarchy. The Company’s valuation of its Level 1 investments is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments is based on other observable inputs, specifically a market approach which utilizes valuation models, pricing systems, mathematical tools and other relevant information for the same or similar securities. The Company’s valuation of its Level 2 foreign currency exchange contracts is based on quoted market prices of the same or similar instruments, adjusted for counterparty risk. There were no transfers between Level 1 and Level 2 measurements during the nine-months ended September 30, 2021, or during the year-ended December 31, 2020, and there were no changes in the Company’s valuation techniques.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

7.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to foreign currency exchange rate risks related primarily to its foreign business operations. During the nine-months ended September 30, 2021 and the year-ended December 31, 2020, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts of the Company that were outstanding as of September 30, 2021 have terms of one month or less. The Company does not enter into forward currency exchange contracts for speculation or trading purposes.

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

The notional amount and fair value of all outstanding foreign currency derivative instruments in the Company’s condensed consolidated balance sheets consist of the following at:

September 30, 2021
Derivatives not designated as
hedging instruments under	Notional	Fair
ASC 815-20	Amount	Value	Balance Sheet Location
Assets:
Foreign currency exchange contracts:
Receive USD/pay GBP	$24,581	$68	Accounts receivable, net
Receive USD/pay DKK	4,174	45	Accounts receivable, net
Receive SGD/pay USD	16,478	23	Accounts receivable, net
Receive USD/pay NZD	3,880	21	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive RSD/pay USD	$12,381	$(147)	Accrued liabilities
Receive USD/pay COP	8,594	(81)	Accrued liabilities
Receive USD/pay RUB	8,947	(69)	Accrued liabilities
Receive USD/pay CNY	12,334	(56)	Accrued liabilities
Receive USD/pay ZAR	3,657	(19)	Accrued liabilities
Receive EUR/pay USD	233	(1)	Accrued liabilities
Receive AUD/pay USD	218	(1)	Accrued liabilities

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

The net (losses) gains on derivative instruments in the condensed consolidated statements of income were as follows:

		Amount of (loss) gain
		recognized in income on
		derivatives
Derivatives not designated as	Location of (loss) gain	Three-months ended
hedging instruments under	recognized in income on	September 30,	September 30,
ASC 815-20	derivatives	2021	2020
Foreign currency exchange contracts	Interest and other expense, net	$(308)	$260

		Amount of (loss) gain
		recognized in income on
		derivatives
Derivatives not designated as	Location of (loss) gain	Nine-months ended
hedging instruments under	recognized in income on	September 30,	September 30,
ASC 815-20	derivatives	2021	2020
Foreign currency exchange contracts	Interest and other expense, net	$(5,706)	$4,318

8.	INVENTORIES

Inventories consist of the following at:

	September 30,	December 31,
	2021	2020
Raw materials	$284,711	$155,166
Finished goods	186,842	177,919
	$471,553	$333,085

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

9.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at:

	September 30,	December 31,
	2021	2020
Land	$85,553	$85,876
Leasehold improvements	11,638	11,524
Furniture and fixtures	8,218	8,271
Office and computer equipment	21,845	21,657
Computer software	8,016	6,945
Equipment	199,683	185,348
Buildings	161,507	156,616
Vehicles	44,810	43,173
	541,270	519,410
Less: accumulated depreciation and amortization	(231,696)	(204,754)
	$309,574	$314,656

Total depreciation and amortization expense recorded was $11.3 million and $11.7 million for the three-months ended September 30, 2021 and 2020, respectively. Total depreciation and amortization expense recorded was $34.5 million and $36.4 million for the nine-months ended September 30, 2021 and 2020, respectively.

10.         GOODWILL AND OTHER INTANGIBLE ASSETS

The following is a roll-forward of goodwill for the nine-months ended September 30, 2021 and 2020 by reportable segment:

	Monster
	Energy®	Strategic
	Drinks	Brands	Other	Total
Balance at December 31, 2020	$693,644	$637,999	$—	$1,331,643
Acquisitions	—	—	—	—
Balance at September 30, 2021	$693,644	$637,999	$—	$1,331,643

	Monster
	Energy®	Strategic
	Drinks	Brands	Other	Total
Balance at December 31, 2019	$693,644	$637,999	$—	$1,331,643
Acquisitions	—	—	—	—
Balance at September 30, 2020	$693,644	$637,999	$—	$1,331,643

Intangible assets consist of the following at:

	September 30,	December 31,
	2021	2020
Amortizing intangibles	$66,875	$66,875
Accumulated amortization	(60,126)	(56,801)
	6,749	10,074
Non-amortizing intangibles	1,059,334	1,048,972
	$1,066,083	$1,059,046

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Amortizing intangibles primarily consist of customer relationships. All amortizing intangibles have been assigned an estimated finite useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives, generally five to seven years. Total amortization expense recorded was $1.1 million for both the three-months ended September 30, 2021 and September 30, 2020. Total amortization expense recorded was $3.3 million and $6.5 million for the nine-months ended September 30, 2021 and 2020, respectively. The Company recorded an impairment charge of $3.0 million and $7.0 million on a Strategic Brand trademark in the three- and nine-months ended September 30, 2020, respectively.

The following is the future estimated amortization expense related to amortizing intangibles as of September 30, 2021:

2021 (excluding the nine-months ended September 30, 2021)	$1,101
2022	4,405
2023	1,112
2024	14
2025	13
2026 and thereafter	104
$6,749

11.         DISTRIBUTION AGREEMENTS

In the normal course of business, amounts received pursuant to new and/or amended distribution agreements entered into with certain bottlers/distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, or at the inception of certain sales/marketing programs are accounted for as deferred revenue and are recognized as revenue ratably over the anticipated life of the respective agreement, generally 20 years or program duration, as the case may be. Revenue recognized was $10.4 million and $10.5 million for the three-months ended September 30, 2021 and 2020, respectively. Revenue recognized was $31.3 million and $31.6 million for the nine-months ended September 30, 2021 and 2020, respectively.

12.         COMMITMENTS AND CONTINGENCIES

The Company had purchase commitments aggregating approximately $130.0 million at September 30, 2021, which represented commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms, but are generally satisfied within one year.

The Company had contractual obligations aggregating approximately $212.7 million at September 30, 2021, which related primarily to sponsorships and other marketing activities.

The Company has a credit facility with HSBC Bank (China) Company Limited, Shanghai Branch, of $15.0 million. At September 30, 2021, the interest rate on borrowings under the line of credit was 5.5%. As of September 30, 2021, $0.2 million was outstanding on this line of credit.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, and any related insurance reimbursements. As of September 30, 2021, no loss contingencies were included in the Company’s condensed consolidated balance sheet.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

13.         ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Changes in accumulated other comprehensive (loss) income by component, after tax, for the nine-months ended September 30, 2021 and 2020 are as follows:

		Unrealized
	Currency	Gains (Losses)
	Translation	on Available-for-
	Gains (Losses)	Sale Securities	Total
Balance at December 31, 2020	$2,950	$84	$3,034
Other comprehensive (loss) income before reclassifications	(46,412)	(117)	(46,529)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—
Net current-period other comprehensive (loss) income	(46,412)	(117)	(46,529)
Balance at September 30, 2021	$(43,462)	$(33)	$(43,495)

		Unrealized
	Currency	Gains (Losses)
	Translation	on Available-for-
	Losses	Sale Securities	Total
Balance at December 31, 2019	$(32,581)	$194	$(32,387)
Other comprehensive (loss) income before reclassifications	(338)	196	(142)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—
Net current-period other comprehensive (loss) income	(338)	196	(142)
Balance at September 30, 2020	$(32,919)	$390	$(32,529)

14.         TREASURY STOCK

On March 13, 2020, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “March 2020 Repurchase Plan”). During the three-months ended September 30, 2021, no shares were repurchased under the March 2020 Repurchase Plan. As of November 5, 2021, $441.5 million remained available for repurchase under the March 2020 Repurchase Plan.

During the three-months ended September 30, 2021, no shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due.

15.         STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at September 30, 2021: (i) the Monster Beverage Corporation 2020 Omnibus Incentive Plan, including the Monster Beverage Corporation Deferred Compensation Plan as a sub-plan thereunder, and (ii) the Monster Beverage Corporation 2017 Compensation Plan for Non-Employee Directors, including the Monster Beverage Corporation Deferred Compensation Plan for Non-Employee Directors as a sub-plan thereunder.

The Company recorded $16.7 million and $19.5 million of compensation expense relating to outstanding options, restricted stock units, performance share units and other share-based awards during the three-months ended September 30, 2021 and 2020, respectively. The Company recorded $52.4 million and $53.0 million of compensation expense relating to outstanding options, restricted stock units, performance share units and other share-based awards during the nine-months ended September 30, 2021 and 2020, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options and vesting of restricted stock units and performance share units for the three-months ended September 30, 2021 and 2020 was $2.0 million and $3.5 million, respectively. The tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options and vesting of restricted stock units and performance share units for the nine-months ended September 30, 2021 and 2020 was $6.1 million and $9.2 million, respectively.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted as of September 30, 2021 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	Three-Months Ended September 30,			Nine-Months Ended September 30,
	2021		2020*	2021		2020
Dividend yield	0.0%		—	0.0%		0.0%
Expected volatility	28.3%		—	28.9%		30.5%
Risk-free interest rate	0.7%		—	0.8%		0.7%
Expected term	5.8	years	—	5.8	years	5.8	years

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares (in	Price Per	Term (in	Intrinsic
Options	thousands)	Share	years)	Value
Outstanding at January 1, 2021	13,973	$44.93	5.7	$664,432
Granted 01/01/21 - 03/31/21	1,015	$88.95
Granted 04/01/21 - 06/30/21	13	$91.36
Granted 07/01/21 - 09/30/21	23	$95.33
Exercised	(845)	$43.97
Cancelled or forfeited	(92)	$62.23
Outstanding at September 30, 2021	14,087	$48.17	5.3	$573,070
Vested and expected to vest in the future at September 30, 2021	13,815	$47.73	5.3	$568,055
Exercisable at September 30, 2021	9,428	$40.18	4.2	$458,668

The weighted-average grant-date fair value of options granted during the three-months ended September 30, 2021 was $26.90 per share. No options were granted during the three-months ended September 30, 2020. The weighted-average grant-date fair value of options granted during the nine-months ended September 30, 2021 and 2020 was $25.81 per share and $18.78 per share, respectively.

The total intrinsic value of options exercised during the three-months ended September 30, 2021 and 2020 was $14.0 million and $22.5 million, respectively. The total intrinsic value of options exercised during the nine-months ended September 30, 2021 and 2020 was $42.2 million and $58.8 million, respectively.

Cash received from option exercises under all plans for the three-months ended September 30, 2021 and 2020 was $12.7 million and $21.7 million, respectively. Cash received from option exercises under all plans for the nine-months ended September 30, 2021 and 2020 was $37.2 million and $65.5 million, respectively.

At September 30, 2021, there was $59.7 million of total unrecognized compensation expense related to non-vested options granted to employees under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to non-vested restricted stock units and performance share units as follows:

		Weighted
	Number of	Average
	Shares (in	Grant-Date
	thousands)	Fair Value
Non-vested at January 1, 2021	947	$60.52
Granted 01/01/21 - 03/31/21[1]	304	$86.28
Granted 04/01/21 - 06/30/21	14	$92.14
Granted 07/01/21 - 09/30/21	1	$89.84
Vested	(344)	$62.27
Forfeited/cancelled	(7)	$59.96
Non-vested at September 30, 2021	915	$68.94

1The grant activity for performance share units is recorded based on the target performance level earning 100% of target performance share units. The actual number of performance share units earned could range from 0% to 200% of target depending on the achievement of pre-established performance goals.

The weighted-average grant-date fair value of restricted stock units and/or performance share units granted during the three-months ended September 30, 2021 and 2020 was $89.84 and $71.76 per share, respectively. The weighted-average grant-date fair value of restricted stock units and/or performance share units granted during the nine-months ended September 30, 2021 and 2020 was $89.12 and $62.79 per share, respectively.

As of September 30, 2021, 0.9 million of restricted stock units and performance share units are expected to vest over their respective terms.

At September 30, 2021, total unrecognized compensation expense relating to non-vested restricted stock units and performance share units was $40.0 million, which is expected to be recognized over a weighted-average period of 2.0 years.

Other Share-Based Awards

The Company has granted other share-based awards to certain employees that are payable in cash. These awards are classified as liabilities and are valued based on the fair value of the award at the grant date and are remeasured at each reporting date until settlement, with compensation expense being recognized in proportion to the completed requisite service period up until date of settlement. At September 30, 2021, other share-based awards outstanding included grants that vest over three years payable in the first quarters of 2022, 2023 and 2024.

At September 30, 2021, there was $1.2 million of total unrecognized compensation expense related to nonvested other share-based awards granted to employees under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 1.1 years.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

16.         INCOME TAXES

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the nine-months ended September 30, 2021:

Gross Unrecognized Tax
Benefits
Balance at December 31, 2020	$742
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior years	—
Decreases for tax positions related to the prior years	(353)
Balance at September 30, 2021	$389

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. As of September 30, 2021, the Company had approximately $0.1 million in accrued interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions, the resultant impact on the Company’s effective tax rate would not be significant. It is expected that any change in the amount of unrecognized tax benefits within the next 12 months will not be significant.

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

17.         EARNINGS PER SHARE

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations is presented below (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Weighted-average shares outstanding:
Basic	528,997	527,637	528,618	530,194
Dilutive	6,918	5,626	6,936	4,817
Diluted	535,915	533,263	535,554	535,011

For the three-months ended September 30, 2021 and 2020, options and awards outstanding totaling 1.0 million shares and 0.6 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive. For the nine-months ended September 30, 2021 and 2020, options and awards outstanding totaling 0.8 million shares and 4.2 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

18.          SEGMENT INFORMATION

The Company has three operating and reportable segments: (i) Monster Energy® Drinks segment, which is primarily comprised of the Company’s Monster Energy® drinks, Reign Total Body Fuel® high performance energy drinks and True NorthTM Pure Energy Seltzers, (ii) Strategic Brands segment, which is primarily comprised of the various energy drink brands acquired from TCCC in 2015 as well as the Company’s affordable energy brands, and (iii) Other segment, which is comprised of the AFF Third-Party Products.

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

The net revenues derived from the Company’s reportable segments and other financial information related thereto for the three- and nine-months ended September 30, 2021 and 2020 are as follows:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales:
Monster Energy® Drinks⁽¹⁾	$1,329,793	$1,163,419	$3,867,162	$3,183,559
Strategic Brands	74,449	74,325	229,193	198,429
Other	6,315	8,618	19,953	20,367
Corporate and unallocated	—	—	—	—
	$1,410,557	$1,246,362	$4,116,308	$3,402,355

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating Income:
Monster Energy® Drinks⁽¹⁾	$500,641	$502,392	$1,512,633	$1,366,920
Strategic Brands	40,184	43,875	139,398	118,287
Other	1,146	2,368	5,266	4,780
Corporate and unallocated	(97,507)	(90,034)	(272,710)	(259,135)
	$444,464	$458,601	$1,384,587	$1,230,852

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Income before tax:
Monster Energy® Drinks⁽¹⁾	$500,929	$502,500	$1,513,421	$1,367,096
Strategic Brands	40,198	43,876	139,419	118,287
Other	1,144	2,368	5,264	4,780
Corporate and unallocated	(100,097)	(94,711)	(275,696)	(264,802)
	$442,174	$454,033	$1,382,408	$1,225,361

(1)	Includes $10.4 million and $10.5 million for the three- months ended September 30, 2021 and 2020, respectively, related to the recognition of deferred revenue. Includes $31.3 million and $31.6 million for the nine-months ended September 30, 2021 and 2020, respectively, related to the recognition of deferred revenue.

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Depreciation and amortization:
Monster Energy® Drinks	$8,477	$8,713	$26,315	$27,687
Strategic Brands	283	227	832	3,932
Other	1,122	1,136	3,373	3,495
Corporate and unallocated	2,474	2,741	7,334	7,794
	$12,356	$12,817	$37,854	$42,908

Corporate and unallocated expenses for the three-months ended September 30, 2021 include $63.4 million of payroll costs, of which $16.7 million was attributable to stock-based compensation expenses (see Note 15 “Stock-Based Compensation”), as well as $19.3 million attributable to professional service expenses, including accounting and legal costs, and $14.8 million of other operating expenses. Corporate and unallocated expenses for the three-months ended September 30, 2020 include $61.7 million of payroll costs, of which $19.2 million was attributable to stock-based compensation expenses (see Note 15 “Stock-Based Compensation”), as well as $16.7 million attributable to professional service expenses, including accounting and legal costs, and $11.6 million of other operating expenses.

Corporate and unallocated expenses for the nine-months ended September 30, 2021 include $189.7 million of payroll costs, of which $52.2 million was attributable to stock-based compensation expenses (see Note 15 “Stock-Based Compensation”), as well as $60.6 million attributable to professional service expenses, including accounting and legal costs, and $22.4 million of other operating expenses. Corporate and unallocated expenses for the nine-months ended September 30, 2021, were partially offset by $16.9 million due to the reversal of amounts previously accrued in connection with an intellectual property claim. Corporate and unallocated expenses for the nine-months ended September 30, 2020 include $173.5 million of payroll costs, of which $52.7 million was attributable to stock-based compensation expenses (see Note 15 “Stock-Based Compensation”), as well as $50.1 million attributable to professional service expenses, including accounting and legal costs, and $35.5 million of other operating expenses.

Coca-Cola Europacific Partners (formerly Coca-Cola European Partners) accounted for approximately 12% and 11% of the Company’s net sales for the three-months ended September 30, 2021 and 2020, respectively. Coca-Cola Europacific Partners accounted for approximately 12% and 10% of the Company’s net sales for the nine-months ended September 30, 2021 and 2020, respectively.

Coca-Cola Consolidated, Inc. accounted for approximately 11% and 12% of the Company’s net sales for the three-months ended September 30, 2021 and 2020, respectively. Coca-Cola Consolidated, Inc. accounted for approximately 11% and 12% of the Company’s net sales for the nine-months ended September 30, 2021 and 2020, respectively.

Reyes Coca-Cola Bottling, LLC accounted for approximately 10% and 11% of the Company’s net sales for the three-months ended September 30, 2021 and 2020, respectively. Reyes Coca-Cola Bottling, LLC accounted for approximately 10% and 11% of the Company’s net sales for the nine-months ended September 30, 2021 and 2020, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Net sales to customers outside the United States amounted to $527.4 million and $444.5 million for the three-months ended September 30, 2021 and 2020, respectively. Such sales were approximately 37% and 36% of net sales for three-months ended September 30, 2021 and 2020, respectively. Net sales to customers outside the United States amounted to $1.53 billion and $1.13 billion for the nine-months ended September 30, 2021 and 2020, respectively. Such sales were approximately 37% and 33% of net sales for the nine-months ended September 30, 2021 and 2020, respectively.

Goodwill and other intangible assets for the Company’s reportable segments as of September 30, 2021 and December 31, 2020 are as follows:

	September 30,	December 31,
	2021	2020
Goodwill and other intangible assets:
Monster Energy® Drinks	$1,414,190	$1,406,646
Strategic Brands	976,944	974,132
Other	6,592	9,911
Corporate and unallocated	—	—
	$2,397,726	$2,390,689

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

TCCC commissions, based on sales to the TCCC Subsidiaries and the TCCC Related Parties, were $23.6 million and $15.7 million for the three-months ended September 30, 2021 and 2020, respectively, and are included as a reduction to net sales. TCCC commissions, based on sales to the TCCC Subsidiaries and the TCCC Related Parties, were $59.9 million and $37.7 million for the nine-months ended September 30, 2021 and 2020, respectively, and are included as a reduction to net sales.

TCCC commissions, based on sales to TCCC independent bottlers/distributors, were $9.1 million and $5.5 million for the three-months ended September 30, 2021 and 2020, respectively, and are included in operating expenses. TCCC commissions, based on sales to certain TCCC independent bottlers/distributors, were $22.6 million and $15.2 million for the nine-months ended September 30, 2021 and 2020, respectively, and are included in operating expenses.

Net sales to the TCCC Subsidiaries for the three-months ended September 30, 2021 and 2020 were $30.3 million and $21.5 million, respectively. Net sales to the TCCC Subsidiaries for the nine-months ended September 30, 2021 and 2020 were $84.4 million and $55.2 million, respectively.

The Company also purchases concentrates from TCCC which are then sold to certain of the Company’s bottlers/distributors. Concentrate purchases from TCCC were $7.1 million and $6.8 million for the three-months ended September 30, 2021 and 2020, respectively. Concentrate purchases from TCCC were $21.3 million and $17.6 million for the nine-months ended September 30, 2021 and 2020, respectively.

Certain TCCC Subsidiaries also contract manufacture certain of the Company’s energy drinks. Such contract manufacturing expenses were $6.8 million and $5.1 million for the three-months ended September 30, 2021 and 2020, respectively. Such contract manufacturing expenses were $20.8 million and $11.3 million for the nine-months ended September 30, 2021 and 2020, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Accounts receivable, accounts payable, accrued promotional allowances and accrued liabilities related to the TCCC Subsidiaries are as follows at:

	September 30,	December 31,
	2021	2020
Accounts receivable, net	$83,144	$44,925
Accounts payable	$(34,991)	$(30,792)
Accrued promotional allowances	$(5,677)	$(5,834)
Accrued liabilities	$(19,591)	$(15,446)

One director of the Company through certain trusts, and a family member of one director are the principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the three-months ended September 30, 2021 and 2020 were $1.0 million and $0.4 million, respectively. Expenses incurred with such company in connection with promotional materials purchased during the nine-months ended September 30, 2021 and 2020 were $2.7 million and $1.9 million, respectively.

In December 2018, the Company and a director of the Company entered into a 50-50 partnership that purchased land, and real property thereon, in Kona, Hawaii for the purpose of producing coffee products. The Company’s initial 50% contribution of $1.9 million was accounted for as an equity investment. During the three-months ended September 30, 2021, the Company recorded an equity loss of $0.04 million. During the nine-months ended September 30, 2021, the Company recorded an equity loss of $0.16 million. As of September 30, 2021, the Company’s equity investment is $1.4 million and is included in other assets (non-current) in the accompanying condensed consolidated balance sheet.

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

We are incredibly proud of the teamwork exhibited by our employees, co-packers and bottlers/distributors around the world who are endeavoring to maintain the integrity of our supply chain. Despite the ongoing impact of the COVID-19 pandemic, we achieved record third quarter net sales.

As countries continue to combat the COVID-19 pandemic, and as governments and/or local authorities impose regulations regarding COVID-19 testing, vaccine mandates and related workplace restrictions, there remains a risk that the COVID-19 pandemic may impact our business and supply chain, including our ability to recruit and/or retain our employees as well as impact our co-packers, bottlers/distributors and/or suppliers.

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

The consequences of the COVID-19 pandemic, including those on human capital, have resulted in cost increases, labor shortages and general input shortages, which have significantly impacted our cost base and our ability to meet increased demand.

During the three-months ended September 30, 2021, we procured additional quantities of aluminum cans from suppliers in the United States, South America and Asia in response to increased consumer demand. However, we continued to experience shortages in our aluminum can requirements in the United States and EMEA.

In addition, we continued to experience additional supply chain challenges, including, freight inefficiencies, trucking availability, shortages of shipping containers, port of entry congestion, insufficient co-packing capacity and delays in the receipt of certain ingredients, in the United States and EMEA. As a result, we were not able to fully satisfy increased demand for our products in these regions during the three-months ended September 30, 2021.

During the three-months ended September 30, 2021, we continued to experience increased aluminum can costs, attributable to higher aluminum commodity pricing as well as the costs of importing aluminum cans. In addition, we experienced increased ingredient and other input costs, including shipping and freight, labor, trucking, fuel, co-packing fees, secondary packaging materials and increased outbound freight costs, which resulted in increased costs of sales and increased operating costs. We continue to address the increased costs, some of which are likely to be transitory, through reductions in promotions and other pricing actions.

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

We have three operating and reportable segments, (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is primarily comprised of our Monster Energy® drinks, Reign Total Body Fuel® high performance energy drinks and True NorthTM Pure Energy Seltzers, (ii) Strategic Brands segment (“Strategic Brands”), which is comprised primarily of the various energy drink brands acquired from The Coca-Cola Company (“TCCC”) in 2015 as well as our affordable energy brands, and (iii) Other segment (“Other”), which is comprised of certain products sold by American Fruits and Flavors LLC, a wholly-owned subsidiary, to independent third-party customers (the “AFF Third-Party Products”).

During the three-months ended September 30, 2021, we continued to expand our existing energy drink portfolio by adding additional products to our portfolio in a number of countries and further developed our distribution markets. During the three-months ended September 30, 2021, we sold the following new products to our customers:

●	Monster® (stylized) Reserve Watermelon
●	Monster® (stylized) Reserve White Pineapple
●	True NorthTM Pure Energy Seltzer Black Cherry
●	True NorthTM Pure Energy Seltzer Cucumber Lime
●	True NorthTM Pure Energy Seltzer Grapefruit Lemonade
●	True NorthTM Pure Energy Seltzer Mandarin Yuzu
●	True NorthTM Pure Energy Seltzer Watermelon Mist
●	True NorthTM Pure Energy Seltzer White Peach Pear
●	Mother® Zero Sugar Razzle Berry
●	Predator® Malt Smash

In the normal course of business, we discontinue certain products and/or product lines. Those products or product lines discontinued in the three-months ended September 30, 2021, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Our net sales of $1.41 billion for the three-months ended September 30, 2021 represented record sales for our third fiscal quarter. Net changes in foreign currency exchange rates had a favorable impact on net sales of approximately $16.4 million for the three-months ended September 30, 2021.

The vast majority of our net sales are derived from our Monster Energy® Drinks segment. Net sales of our Monster Energy® Drinks segment were $1.33 billion for the three-months ended September 30, 2021. Net sales of our Strategic Brands segment were $74.4 million for the three-months ended September 30, 2021. Our Monster Energy® Drinks segment represented 94.3% and 93.3% of our net sales for the three-months ended September 30, 2021 and 2020, respectively. Our Strategic Brands segment represented 5.3% and 6.0% of our net sales for the three-months ended September 30, 2021 and 2020, respectively. Our Other segment represented 0.4% and 0.7% of our net sales for the three-months ended September 30, 2021 and 2020, respectively.

Our growth strategy includes expanding our international business. Net sales to customers outside the United States were $527.4 million for the three-months ended September 30, 2021, an increase of approximately $82.9 million, or 18.7% higher than net sales to customers outside of the United States of $444.5 million for the three-months ended September 30, 2020. Such sales were approximately 37% and 36% of net sales for the three-months ended September 30, 2021 and 2020, respectively.

Our customers are primarily full service beverage bottlers/distributors, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, foodservice customers, value stores, e-commerce retailers and the military. Percentages of our gross billings to our various customer types for the three- and nine-months ended September 30, 2021 and 2020 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such bottlers/distributors’ sales to their own customers.

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
U.S. full service bottlers/distributors	51%	53%	51%	55%
International full service bottlers/distributors	39%	37%	39%	35%
Club stores and e-commerce retailers	8%	8%	9%	8%
Retail grocery, direct convenience, specialty chains and wholesalers	1%	1%	1%	1%
Direct value stores and other	1%	1%	0%	1%

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

Coca-Cola Europacific Partners accounted for approximately 12% and 11% of our net sales for the three-months ended September 30, 2021 and 2020, respectively. Coca-Cola Europacific Partners accounted for approximately 12% and 10% of our net sales for the nine-months ended September 30, 2021 and 2020, respectively.

Coca-Cola Consolidated, Inc. accounted for approximately 11% and 12% of our net sales for the three-months ended September 30, 2021 and 2020, respectively. Coca-Cola Consolidated, Inc. accounted for approximately 11% and 12% of our net sales for the nine-months ended September 30, 2021 and 2020, respectively.

Reyes Coca-Cola Bottling, LLC accounted for approximately 10% and 11% of our net sales for the three-months ended September 30, 2021 and 2020, respectively. Reyes Coca-Cola Bottling, LLC accounted for approximately 10% and 11% of our net sales for the nine-months ended September 30, 2021 and 2020, respectively.

Results of Operations

The following table sets forth key statistics for the three- and nine-months ended September 30, 2021 and 2020.

	Three-Months Ended		Percentage	Nine-Months Ended		Percentage
(In thousands, except per share amounts)	September 30,		Change	September 30,		Change
	2021	2020	21 vs. 20	2021	2020	21 vs. 20
Net sales[1]	$1,410,557	$1,246,362	13.2%	$4,116,308	$3,402,355	21.0%
Cost of sales	621,399	509,831	21.9%	1,775,375	1,369,160	29.7%
Gross profit*[1]	789,158	736,531	7.1%	2,340,933	2,033,195	15.1%
Gross profit as a percentage of net sales	55.9%	59.1%		56.9%	59.8%

Operating expenses	344,694	277,930	24.0%	956,346	802,343	19.2%
Operating expenses as a percentage of net sales	24.4%	22.3%		23.2%	23.6%

Operating income[1]	444,464	458,601	(3.1)%	1,384,587	1,230,852	12.5%
Operating income as a percentage of net sales	31.5%	36.8%		33.6%	36.2%

Interest and other expense, net	2,290	4,568	(49.9)%	2,179	5,491	(60.3)%

Income before provision for income taxes[1]	442,174	454,033	(2.6)%	1,382,408	1,225,361	12.8%

Provision for income taxes	104,969	106,379	(1.3)%	326,247	287,503	13.5%

Income taxes as a percentage of income before taxes	23.7%	23.4%		23.6%	23.5%

Net income	$337,205	$347,654	(3.0)%	$1,056,161	$937,858	12.6%
Net income as a percentage of net sales	23.9%	27.9%		25.7%	27.6%

Net income per common share:
Basic	$0.64	$0.66	(3.3)%	$2.00	$1.77	12.9%
Diluted	$0.63	$0.65	(3.5)%	$1.97	$1.75	12.5%

Case sales (in thousands) (in 192‑ounce case equivalents)	159,975	139,922	14.3%	459,991	372,481	23.5%

¹Includes $10.4 million and $10.5 million for the three-months ended September 30, 2021 and 2020, respectively, related to the recognition of deferred revenue. Includes $31.3 million and $31.6 million for the nine-months ended September 30, 2021 and 2020, respectively, related to the recognition of deferred revenue.

*Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses. We include out-bound freight and warehouse costs in operating expenses rather than in cost of sales.

Results of Operations for the Three-Months Ended September 30, 2021 Compared to the Three-Months Ended September 30, 2020.

Net Sales. Net sales were $1.41 billion for the three-months ended September 30, 2021, an increase of approximately $164.2 million, or 13.2% higher than net sales of $1.25 billion for the three-months ended September 30, 2020. Net changes in foreign currency exchange rates had a favorable impact on net sales of approximately $16.4 million for the three-months ended September 30, 2021.

Net sales for the Monster Energy® Drinks segment were $1.33 billion for the three-months ended September 30, 2021, an increase of approximately $166.4 million, or 14.3% higher than net sales of $1.16 billion for the three-months ended September 30, 2020. Net sales for the Monster Energy® Drinks segment increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had a favorable impact on net sales for the Monster Energy® Drinks segment of approximately $15.4 million for the three-months ended September 30, 2021.

Net sales for the Strategic Brands segment were $74.4 million for the three-months ended September 30, 2021, an increase of approximately $0.1 million, or 0.2% higher than net sales of $74.3 million for the three-months ended September 30, 2020. Shortages of NOS® concentrate negatively impacted net sales for the three-months ended September 30, 2021. Net changes in foreign currency exchange rates had a favorable impact on net sales of approximately $1.0 million for the Strategic Brands segment for the three-months ended September 30, 2021.

Net sales for the Other segment were $6.3 million for the three-months ended September 30, 2021, a decrease of approximately $2.3 million, or 26.7% lower than net sales of $8.6 million for the three-months ended September 30, 2020.

Case sales, in 192-ounce case equivalents, were 160.0 million cases for the three-months ended September 30, 2021, an increase of approximately 20.1 million cases or 14.3% higher than case sales of 139.9 million cases for the three-months ended September 30, 2020. The overall average net sales per case (excluding net sales of AFF Third-Party Products of $6.3 million and $8.6 million for the three-months ended September 30, 2021 and 2020, respectively, as these sales do not have unit case equivalents) decreased to $8.78 for the three-months ended September 30, 2021, which was 0.8% lower than the average net sales per case of $8.85 for the three-months ended September 30, 2020.

Gross Profit. Gross profit was $789.2 million for the three-months ended September 30, 2021, an increase of approximately $52.6 million, or 7.1% higher than the gross profit of $736.5 million for the three-months ended September 30, 2020. The increase in gross profit dollars was primarily the result of the $164.2 million increase in net sales for the three-months ended September 30, 2021.

Gross profit as a percentage of net sales decreased to 55.9% for the three-months ended September 30, 2021 from 59.1% for the three-months ended September 30, 2020. The decrease for the three-months ended September 30, 2021 was primarily the result of increased aluminum can costs, attributable to higher aluminum commodity pricing, as well as the costs of importing aluminum cans, logistical costs and geographical sales mix.

Operating Expenses. Total operating expenses were $344.7 million for the three-months ended September 30, 2021, an increase of approximately $66.8 million, or 24.0% higher than total operating expenses of $277.9 million for the three-months ended September 30, 2020.

The increase in operating expenses was primarily due to increased out-bound freight and warehouse costs of $22.0 million, increased payroll expenses of $6.4 million, increased expenditures of $5.3 million for distributor terminations, increased expenditures of $2.4 million for professional service expenses, including accounting and legal costs and increased costs of $2.7 million for travel and entertainment. In addition, largely due to a significant reduction in the comparative operating expenses for the three-months ended September 30, 2020 due to the COVID-19 pandemic, we experienced increased expenditures of $11.4 million for sponsorships and endorsements, as well as increased expenditures of $12.7 million for other marketing expenses, including social media and digital marketing during the three-months ended September 30, 2021. Operating expenses as a percentage of net sales for the three-months ended September 30, 2021 were 24.4% as compared to 22.3% for the three-months ended September 30, 2020. Operating expenses as a percentage of net sales for the three-months ended September 30, 2019 (pre COVID-19) were 24.5%.

Operating Income. Operating income was $444.5 million for the three-months ended September 30, 2021, a decrease of approximately $14.1 million, or 3.1% lower than operating income of $458.6 million for the three-months ended September 30, 2020. Operating income as a percentage of net sales decreased to 31.5% for the three-months ended September 30, 2021 from 36.8% for the three-months ended September 30, 2020. Operating income for the three-months ended September 30, 2021 decreased primarily as a result of the decrease in the gross profit as a percentage of net sales as well as the increase in operating expenses, primarily increased sales and marketing expenses and increased out-bound freight and warehouse costs. Operating income was $105.9 million and $99.8 million for the three-months ended September 30, 2021 and 2020, respectively, for our operations in EMEA, Asia Pacific, Latin America and the Caribbean.

Operating income for the Monster Energy® Drinks segment, exclusive of corporate and unallocated expenses, was $500.6 million for the three-months ended September 30, 2021, a decrease of approximately $1.8 million, or 0.3% lower than operating income of $502.4 million for the three-months ended September 30, 2020. The decrease in operating income for the Monster Energy® Drinks segment was primarily the result of a decrease in gross profit as a percentage of net sales as well as an increase in operating expenses.

Operating income for the Strategic Brands segment, exclusive of corporate and unallocated expenses, was $40.2 million for the three-months ended September 30, 2021, a decrease of approximately $3.7 million, or 8.4% lower than operating income of $43.9 million for the three-months ended September 30, 2020. The decrease in operating income for the Strategic Brands segment was primarily the result of a decrease in gross profit.

Operating income for the Other segment, exclusive of corporate and unallocated expenses, was $1.1 million for the three-months ended September 30, 2021, a decrease of approximately $1.2 million, or 51.6% lower than operating income of $2.4 million for the three-months ended September 30, 2020.

Interest and Other Expense, net. Interest and other non-operating expense, net, was $2.3 million for the three-months ended September 30, 2021, as compared to interest and other non-operating expense, net, of $4.6 million for the three-months ended September 30, 2020. Foreign currency transaction losses were $2.9 million and $4.8 million for the three-months ended September 30, 2021 and 2020, respectively. Interest income was $0.8 million and $1.5 million for the three-months ended September 30, 2021 and 2020, respectively.

Provision for Income Taxes. Provision for income taxes was $105.0 million for the three-months ended September 30, 2021, a decrease of $1.4 million, or 1.3% lower than the provision for income taxes of $106.4 million for the three-months ended September 30, 2020. The effective combined federal, state and foreign tax rate increased to 23.7% from 23.4% for the three-months ended September 30, 2021 and 2020, respectively.

Net Income. Net income was $337.2 million for the three-months ended September 30, 2021, a decrease of 10.4 million, or 3.0% lower than net income of $347.7 million for the three-months ended September 30, 2020. The decrease in net income for the three-months ended September 30, 2021 was primarily due to the decrease in the gross profit percentage of net sales as well as the increase in operating expenses.

Results of Operations for the Nine-Months Ended September 30, 2021 Compared to the Nine-Months Ended September 30, 2020.

Net Sales. Net sales were $4.12 billion for the nine-months ended September 30, 2021, an increase of approximately $714.0 million, or 21.0% higher than net sales of $3.40 billion for the nine-months ended September 30, 2020. Net changes in foreign currency exchange rates had a favorable impact on net sales of approximately $64.3 million for the nine-months ended September 30, 2021.

Net sales for the Monster Energy® Drinks segment were $3.87 billion for the nine-months ended September 30, 2021, an increase of approximately $683.6 million, or 21.5% higher than net sales of $3.18 billion for the nine-months ended September 30, 2020. Net sales for the Monster Energy® Drinks segment increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had a favorable impact on net sales for the Monster Energy® Drinks segment of approximately $60.2 million for the nine-months ended September 30, 2021.

Net sales for the Strategic Brands segment were $229.2 million for the nine-months ended September 30, 2021, an increase of approximately $30.8 million, or 15.5% higher than net sales of $198.4 million for the nine-months ended September 30, 2020. Net sales for the Strategic Brands segment increased primarily due to increased worldwide sales by volume of our, Predator®, Burn® and Mother® brand energy drinks as a result of increased consumer demand. Shortages of NOS® concentrate negatively impacted net sales for the nine-months ended September 30, 2021.Net changes in foreign currency exchange rates had a favorable impact on net sales of approximately $4.1 million for the Strategic Brands segment for the nine-months ended September 30, 2021.

Net sales for the Other segment were $20.0 million for the nine-months ended September 30, 2021, a decrease of approximately $0.4 million, or 2.0% lower than net sales of $20.4 million for the nine-months ended September 30, 2020.

Case sales, in 192-ounce case equivalents, were 460.0 million cases for the nine-months ended September 30, 2021, an increase of approximately 87.5 million cases or 23.5% higher than case sales of 372.5 million cases for the nine-months ended September 30, 2020. The overall average net sales per case (excluding net sales of AFF Third-Party Products of $20.0 million and $20.4 million for the nine-months ended September 30, 2021 and 2020, respectively, as these sales do not have unit case equivalents) decreased to $8.91 for the nine-months ended September 30, 2021, which was 1.9% lower than the average net sales per case of $9.08 for the nine-months ended September 30, 2020. The decrease in the average net sales per case was primarily the result of geographical sales mix.

Gross Profit. Gross profit was $2.34 billion for the nine-months ended September 30, 2021, an increase of approximately $307.7 million, or 15.1% higher than the gross profit of $2.03 billion for the nine-months ended September 30, 2020. The increase in gross profit dollars was primarily the result of the $714.0 million increase in net sales for the nine-months ended September 30, 2021.

Gross profit as a percentage of net sales decreased to 56.9% for the nine-months ended September 30, 2021 from 59.8% for the nine-months ended September 30, 2020. The decrease for the nine-months ended September 30, 2021 was primarily the result of increased aluminum can costs attributable to higher aluminum commodity pricing, as well as the costs of importing aluminum cans, logistical costs and geographical sales mix.

Operating Expenses. Total operating expenses were $956.3 million for the nine-months ended September 30, 2021, an increase of approximately $154.0 million, or 19.2% higher than total operating expenses of $802.3 million for the nine-months ended September 30, 2020. As a percentage of net sales, operating expenses for the nine-months ended September 30, 2021 were 23.2% as compared to 23.6% for the nine-months ended September 30, 2020. The increase in operating expenses was primarily due to increased out-bound freight and warehouse costs of $63.3 million, increased payroll expenses of $30.6 million, increased expenditures of $27.2 million for sponsorships and endorsements, increased expenditures of $14.1 million for social media and digital marketing, and increased expenditures of $10.6 million for professional service expenses, including accounting and legal costs. The increase in operating expenses for the nine-months ended September 30, 2021, was partially offset by $16.9 million due to the reversal of amounts previously accrued in connection with an intellectual property claim.

Operating Income. Operating income was $1.38 billion for the nine-months ended September 30, 2021, an increase of approximately $153.7 million, or 12.5% higher than operating income of $1.23 billion for the nine-months ended September 30, 2020. Operating income as a percentage of net sales decreased to 33.6% for the nine-months ended September 30, 2021 from 36.2% for the nine-months ended September 30, 2020. Operating income was $325.8 million and $237.3 million for the nine-months ended September 30, 2021 and 2020, respectively, for our operations in EMEA, Asia Pacific, Latin America and the Caribbean.

Operating income for the Monster Energy® Drinks segment, exclusive of corporate and unallocated expenses, was $1.51 billion for the nine-months ended September 30, 2021, an increase of approximately $145.7 million, or 10.7% higher than operating income of $1.37 billion for the nine-months ended September 30, 2020. The increase in operating income for the Monster Energy® Drinks segment was primarily the result of the $683.6 million increase in net sales for the nine-months ended September 30, 2021.

Operating income for the Strategic Brands segment, exclusive of corporate and unallocated expenses, was $139.4 million for the nine-months ended September 30, 2021, an increase of approximately $21.1 million, or 17.8% higher than operating income of $118.3 million for the nine-months ended September 30, 2020. The increase in operating income for the Strategic Brands segment was primarily the result of the $30.8 million increase in net sales.

Operating income for the Other segment, exclusive of corporate and unallocated expenses, was $5.3 million for the nine-months ended September 30, 2021, an increase of approximately $0.5 million, or 10.1% higher than operating income of $4.8 million for the nine-months ended September 30, 2020.

Interest and Other Expense, net. Interest and other non-operating expense, net, was $2.2 million for the nine-months ended September 30, 2021, as compared to interest and other non-operating expense, net, of $5.5 million for the nine-months ended September 30, 2020. Foreign currency transaction losses were $5.5 million and $9.2 million for the nine-months ended September 30, 2021 and 2020, respectively. Interest income was $3.1 million and $6.9 million for the nine-months ended September 30, 2021 and 2020, respectively.

Provision for Income Taxes. Provision for income taxes was $326.2 million for the nine-months ended September 30, 2021, an increase of $38.7 million, or 13.5% higher than the provision for income taxes of $287.5 million for the nine-months ended September 30, 2020. The effective combined federal, state and foreign tax rate was 23.6% and 23.5% for the nine-months ended September 30, 2021 and 2020, respectively.

Net Income. Net income was $1.06 billion for the nine-months ended September 30, 2021, an increase of $118.3 million, or 12.6% higher than net income of $937.9 million for the nine-months ended September 30, 2020. The increase in net income for the nine-months ended September 30, 2021 was primarily due to the $307.7 million increase in gross profit for the nine-months ended September 30, 2021, partially offset by the $154.0 million increase in operating expenses and the $38.7 million increase in the provision for income taxes.

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

Non-GAAP Financial Measures and Other Key Metrics

Three-Months Ended September 30, 2021 Compared to the Three-Months Ended September 30, 2020.

Gross Billings**. Gross billings were $1.65 billion for the three-months ended September 30, 2021, an increase of approximately $194.1 million, or 13.4% higher than gross billings of $1.45 billion for the three-months ended September 30, 2020. Net changes in foreign currency exchange rates had a favorable impact on gross billings of approximately $21.5 million for the three-months ended September 30, 2021.

Gross billings for the Monster Energy® Drinks segment were $1.55 billion for the three-months ended September 30, 2021, an increase of approximately $196.2 million, or 14.5% higher than gross billings of $1.36 billion for the three-months ended September 30, 2020. Gross billings for the Monster Energy® Drinks segment increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had a favorable impact on gross billings for the Monster Energy® Drinks segment of approximately $20.5 million for the three-months ended September 30, 2021.

Gross billings for the Strategic Brands segment were $88.5 million for the three-months ended September 30, 2021, an increase of $0.3 million, or 0.3% higher than gross billings of $88.2 million for the three-months ended September 30, 2020. Shortages of NOS® concentrate negatively impacted gross billings for the three-months ended September 30, 2021. Net changes in foreign currency exchange rates had a favorable impact on gross billings in the Strategic Brands segment of approximately $1.0 million for the three-months ended September 30, 2021.

Gross billings for the Other segment were $6.3 million for the three-months ended September 30, 2021, a decrease of $2.3 million, or 26.7% lower than gross billings of $8.6 million for the three-months ended September 30, 2020.

Promotional allowances, commissions and other expenses, as described in the footnote below, were $247.9 million for the three-months ended September 30, 2021, an increase of $29.8 million, or 13.7% higher than promotional allowances, commissions and other expenses of $218.1 million for the three-months ended September 30, 2020. Promotional allowances as a percentage of gross billings decreased to 13.2% from 13.6% for the three-months ended September 30, 2021 and 2020, respectively.

Nine-Months Ended September 30, 2021 Compared to the Nine-Months Ended September 30, 2020.

Gross Billings**. Gross billings were $4.79 billion for the nine-months ended September 30, 2021, an increase of approximately $849.6 million, or 21.5% higher than gross billings of $3.94 billion for the nine-months ended September 30, 2020. Net changes in foreign currency exchange rates had a favorable impact on gross billings of approximately $84.1 million for the nine-months ended September 30, 2021.

Gross billings for the Monster Energy® Drinks segment were $4.51 billion for the nine-months ended September 30, 2021, an increase of approximately $813.9 million, or 22.0% higher than gross billings of $3.69 billion for the nine-months ended September 30, 2020. Gross billings for the Monster Energy® Drinks segment increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had a favorable impact on gross billings for the Monster Energy® Drinks segment of approximately $80.0 million for the nine-months ended September 30, 2021.

Gross billings for the Strategic Brands segment were $265.5 million for the nine-months ended September 30, 2021, an increase of $36.1 million, or 15.7% higher than gross billings of $229.4 million for the nine-months ended September 30, 2020. Shortages of NOS® concentrate negatively impacted gross billings for the nine-months ended September 30, 2021. Net changes in foreign currency exchange rates had a favorable impact on gross billings in the Strategic Brands segment of approximately $4.1 million for the nine-months ended September 30, 2021.

Gross billings for the Other segment were $20.0 million for the nine-months ended September 30, 2021, a decrease of $0.4 million, or 2.0% lower than gross billings of $20.4 million for the nine-months ended September 30, 2020.

Promotional allowances, commissions and other expenses, as described in the footnote below, were $707.7 million for the nine-months ended September 30, 2021, an increase of $135.3 million, or 23.6% higher than promotional allowances, commissions and other expenses of $572.4 million for the nine-months ended September 30, 2020. Promotional allowances as a percentage of gross billings decreased to 13.1% from 13.2% for the nine-months ended September 30, 2021 and 2020, respectively.

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

The following table reconciles the non-GAAP financial measure of gross billings with the most directly comparable GAAP financial measure of net sales:

	Three-Months Ended		Percentage	Nine-Months Ended		Percentage
	September 30,		Change	September 30,		Change
(In thousands)	2021	2020	21 vs. 20	2021	2020	21 vs. 20
Gross Billings	$1,648,048	$1,453,905	13.4%	$4,792,728	$3,943,164	21.5%
Deferred Revenue	10,386	10,521	(1.3)%	31,265	31,599	(1.1)%
Less: Promotional allowances, commissions and other expenses***	247,877	218,064	13.7%	707,685	572,408	23.6%
Net Sales	$1,410,557	$1,246,362	13.2%	$4,116,308	$3,402,355	21.0%

***Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the presentation thereof does not conform to GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances primarily include consideration given to our bottlers/distributors or retail customers including, but not limited to the following: (i) discounts granted off list prices to support price promotions to end-consumers by retailers; (ii) reimbursements given to our bottlers/distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (iii) our agreed share of fees given to bottlers/distributors and/or directly to retailers for advertising, in-store marketing and promotional activities; (iv) our agreed share of slotting, shelf space allowances and other fees given directly to retailers, club stores and/or wholesalers; (v) incentives given to our bottlers/distributors and/or retailers for achieving or exceeding certain predetermined sales goals; (vi) discounted or free products; (vii) contractual fees given to our bottlers/distributors related to sales made by us direct to certain customers that fall within the bottlers’/distributors’ sales territories; and (viii) certain commissions based on sales to our bottlers/distributors. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. Promotional and other allowances constitute a material portion of our marketing activities. Our promotional allowance programs with our numerous bottlers/distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year. The primary drivers of our promotional and other allowance activities for the three-months ended September 30, 2021 and 2020 were (i) to increase sales volume and trial, (ii) to address market conditions, and (iii) to secure shelf and display space at retail.

Sales

The table below discloses selected quarterly data regarding sales for the three- and nine-months ended September 30, 2021 and 2020, respectively. Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

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

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
(In thousands, except average net sales per case)	2021	2020	2021	2020
Net sales	$1,410,557	$1,246,362	$4,116,308	$3,402,355
Less: AFF third-party sales	(6,316)	(8,618)	(19,953)	(20,367)
Adjusted net sales[1]	$1,404,241	$1,237,744	$4,096,355	$3,381,988

Case sales by segment:
Monster Energy® Drinks	133,177	117,805	388,214	317,103
Strategic Brands	26,798	22,117	71,777	55,378
Other	—	—	—	—
Total case sales	159,975	139,922	459,991	372,481
Average net sales per case	$8.78	$8.85	$8.91	$9.08

1Excludes certain Other segment net sales of $6.3 million and $8.6 million for the three-months ended September 30, 2021 and 2020, respectively, comprised of net sales of AFF Third-Party Products to independent third-party customers, as these sales do not have unit case equivalents. Excludes certain Other segment net sales of $20.0 million and $20.4 million for the nine-months ended September 30, 2021 and 2020, respectively, comprised of net sales of AFF Third-Party Products to independent third-party customers, as these sales do not have unit case equivalents.

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” for additional information related to the increase in sales.

Liquidity and Capital Resources

Cash and cash equivalents, short-term and long-term investments. We believe that cash available from operations, including our cash resources and access to credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of capital assets, purchases of equipment, purchases of real property and purchases of shares of our common stock, through at least the next 12 months. Our sources and uses of cash were not materially impacted by the COVID-19 pandemic in the nine-months ended September 30, 2021 and, to date, we have not identified any material liquidity deficiencies as a result of the COVID-19 pandemic. Based on the information currently available to us, we do not expect the impact of the COVID-19 pandemic to have a material impact on our liquidity. We will continue to monitor and assess the impact the COVID-19 pandemic may have on our business, financial condition and/or operating results.

At September 30, 2021, we had $1.71 billion in cash and cash equivalents, $1.22 billion in short-term investments and $28.3 million in long-term investments, including certificates of deposit, commercial paper, U.S. government agency securities and U.S. treasuries. We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical organizations) in selecting and maintaining our investments. We regularly assess market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Based on our current plans, at this time we estimate that capital expenditures (exclusive of common stock repurchases) are likely to be less than $200.0 million through September 30, 2022. However, future business opportunities may cause a change in this estimate.

Cash flows provided by operating activities. Cash provided by operating activities was $928.0 million for the nine-months ended September 30, 2021, as compared with cash provided by operating activities of $949.2 million for the nine-months ended September 30, 2020.

For the nine-months ended September 30, 2021, cash provided by operating activities was primarily attributable to net income earned of $1.06 billion and adjustments for certain non-cash expenses, consisting of $52.4 million of stock-based compensation and $40.7 million of depreciation and amortization. For the nine-months ended September 30, 2021, cash provided by operating activities also increased due to a $106.6 million increase in accounts payable, a $51.0 million increase in accrued promotional allowances, a $34.1 million increase in accrued liabilities and a $5.3 million increase in accrued distributor terminations. For the nine-months ended September 30, 2021, cash used in operating activities was primarily attributable to a $199.7 million increase in accounts receivable, a $149.4 million increase in inventories, a $41.2 million increase in prepaid expenses and other assets, a $17.8 million decrease in deferred revenue, a $7.4 million increase in prepaid income taxes and a $2.9 million decrease in accrued compensation.

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

Cash flows used in investing activities. Cash used in investing activities was $381.7 million for the nine-months ended September 30, 2021 as compared to cash used in investing activities of $140.5 million for the nine-months ended September 30, 2020.

For both the nine-months ended September 30, 2021 and 2020, cash provided by investing activities was primarily attributable to sales of available-for-sale investments. For both the nine-months ended September 30, 2021 and 2020, cash used in investing activities was primarily attributable to purchases of available-for-sale investments. For both the nine-months ended September 30, 2021 and 2020, cash used in investing activities also included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software, equipment used for sales and administrative activities, certain leasehold improvements, as well as acquisitions of and/or improvements to real property. We expect to continue to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, leasehold improvements, the acquisition of capital equipment (specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products) to develop our brand in international markets and for other corporate purposes. From time to time, we may also use cash to purchase additional real property related to our beverage business and/or acquire compatible businesses.

Cash flow provided by (used in) financing activities. Cash provided by financing activities was $21.5 million for the nine-months ended September 30, 2021 as compared to cash used in financing activities of $532.9 million for the nine-months ended September 30, 2020. The cash used in financing activities for both the nine-months ended September 30, 2021 and 2020 was primarily the result of the repurchases of our common stock. The cash provided by financing activities for both the nine-months ended September 30, 2021, and 2020 was primarily attributable to the issuance of our common stock under our stock-based compensation plans.

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

Of our $1.71 billion of cash and cash equivalents held at September 30, 2021, $568.4 million was held by our foreign subsidiaries. No short-term or long-term investments were held by our foreign subsidiaries at September 30, 2021.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of September 30, 2021:

	Payments due by period (in thousands)
		Less than	1‑3	3‑5	More than
Obligations	Total	1 year	years	years	5 years

Contractual Obligations[1]	$212,653	$147,014	$65,315	$324	$—
Finance Leases	1,626	1,579	37	10	—
Operating Leases	21,597	3,412	4,548	3,269	10,368
Purchase Commitments[2]	129,980	129,980	—	—	—
	$365,856	$281,985	$69,900	$3,603	$10,368

1Contractual obligations include our obligations related to sponsorships and other commitments.

2Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms, but are generally satisfied within one year.

In addition, approximately $0.4 million of unrecognized tax benefits have been recorded as liabilities as of September 30, 2021. It is expected that the amount of unrecognized tax benefits will not significantly change within the next 12 months. As of September 30, 2021, we had $0.1 million of accrued interest and penalties related to unrecognized tax benefits.

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

Inflation

We believe inflation had a negative impact on our results of operations for the three- and nine-months ended September 30, 2021.

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

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside our control, and involve a number of risks, uncertainties and other factors, that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

●	Our ability to absorb, mitigate or pass on to our bottlers/distributors and/or consumers increases in commodity, freight and other costs;
●	The human and economic consequences of the COVID-19 pandemic, including new variants, as well as the measures taken or that may be taken in the future by governments, and consequently, businesses (including the Company and its suppliers, bottlers/ distributors, co-packers and other service providers) and the public at large to limit the COVID-19 pandemic;
●	Fluctuations in growth and/or growth rates and/or decline in sales of the domestic and international energy drink categories generally, including in the convenience and gas channel (which is our largest channel) and the impact on demand for our products resulting from deteriorating economic conditions and/or financial uncertainties due to the COVID-19 pandemic;
●	The impact of temporary plant closures, production slowdowns and disruptions in operations experienced by our suppliers, bottlers/distributors and/or co-packers as a result of the COVID-19 pandemic, including any material disruptions on the production and distribution of our products;
●	The impact of the reduction in our sponsorship and endorsement activities as well as our sampling activities as a result of COVID-19 on our future sales and market share;
●	The impact of countries being in lockdown due to the COVID-19 pandemic at various times;
●	Delays in the availability and/or administration and/or acceptance of vaccines may prolong the COVID-19 pandemic;
●	The impact of vaccine mandates on our business and supply chain, including our ability to recruit and/or retain employees, and disruptions in the business of our co-packers, bottlers/distributors and/or suppliers.
●	Closures of, and continued restrictions on, on-premise retailers and other establishments which sell our products as the result of the COVID-19 pandemic;
●	The limitation or reduction by our suppliers, bottlers/distributors and/or co-packers of their activities and/or operations during the COVID-19 pandemic;
●	The impact of the COVID-19 pandemic on our product sampling programs;
●	Our ability to introduce new products and the impact of the COVID-19 pandemic on our innovation activities;
●	Our ability to successfully adapt to the changing landscape of advertising, marketing, promotional, sponsorship and endorsement opportunities created by the COVID-19 pandemic;
●	Other effects of the COVID-19 pandemic on our employees, such as mental health challenges that employees may face;
●	The impact of any reductions in productivity and disruptions to our business routines while most office-based employees of the Company are working remotely;
●	The impact of logistical issues, including shortages of shipping containers, port of entry congestion and increased freight costs;
●	We have extensive commercial arrangements with TCCC and, as a result, our future performance is substantially dependent on the success of our relationship with TCCC;
●	The impact of TCCC’s bottlers/distributors distributing Coca-Cola brand energy drinks and possible reductions in the number of our SKUs carried by such bottlers/distributors and/or such bottlers/distributors imposing limitations on distributing new product SKUs;
●	The effect of TCCC being one of our significant stockholders and the potential divergence of TCCC’s interests from those of our other stockholders;

●	Our ability to maintain relationships with TCCC system bottlers/distributors and manage their ongoing commitment to focus on our products;
●	Disruption in distribution channels and/or decline in sales due to the termination and/or insolvency of existing and/or new domestic and/or international bottlers/distributors;
●	Lack of anticipated demand for our products in domestic and/or international markets;
●	Fluctuations in the inventory levels of our bottlers/distributors, planned or otherwise, and the resultant impact on our revenues;
●	Unfavorable regulations, including taxation requirements, age restrictions imposed on the sale, purchase, or consumption of our products, marketing restrictions, product registration requirements, tariffs, trade restrictions, container size limitations and/or ingredient restrictions;
●	The effect of inquiries from, and/or actions by, state attorneys general, the Federal Trade Commission (the “FTC”), the Food and Drug Administration (the “FDA”), municipalities, city attorneys, other government agencies, quasi-government agencies, government officials (including members of U.S. Congress) and/or analogous central and local agencies and other authorities in the foreign countries in which our products are manufactured and/or distributed, into the advertising, marketing, promotion, ingredients, sale and/or consumption of our energy drink products, including voluntary and/or required changes to our business practices;
●	Our ability to comply with laws, regulations and evolving industry standards regarding consumer privacy and data use and security, including with respect to the General Data Protection Regulation and the California Consumer Privacy Act of 2018;
●	Our ability to achieve profitability and/or repatriate cash from certain of our operations outside the United States;
●	Our ability to manage legal and regulatory requirements in foreign jurisdictions, potential difficulties in staffing and managing foreign operations and potentially higher incidence of fraud or corruption and credit risk of foreign customers and/or bottlers/distributors;
●	Changes in U.S. tax laws as a result of any legislation proposed by the new U.S. Presidential Administration or U.S. Congress, which may include efforts to change or repeal the 2017 Tax Cuts and Jobs Act and the federal corporate income tax rate reduction;
●	Our ability to produce our products in international markets in which they are sold, thereby reducing freight costs and/or product damages;
●	Our ability to effectively manage our inventories and/or our accounts receivables;
●	Our foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities denominated in currencies other than the U.S. dollar, which will continue to increase as foreign sales increase;
●	The long-term impact of the United Kingdom’s departure from the European Union (or “Brexit”);
●	Changes in accounting standards may affect our reported profitability;
●	Implications of the Organization for Economic Cooperation and Development’s base erosion and profit shifting project;
●	Any proceedings which may be brought against us by the Securities and Exchange Commission (the “SEC”), the FDA, the FTC or other governmental agencies or bodies;
●	The outcome and/or possibility of future shareholder derivative actions or shareholder securities litigation that may be filed against us and/or against certain of our officers and directors, and the possibility of other private shareholder litigation;
●	The outcome of product liability or consumer fraud litigation and/or class action litigation (or its analog in foreign jurisdictions) regarding the safety of our products and/or the ingredients in and/or claims made in connection with our products and/or alleging false advertising, marketing and/or promotion, and the possibility of future product liability and/or class action lawsuits;
●	Exposure to significant liabilities due to litigation, legal or regulatory proceedings;
●	Intellectual property injunctions;
●	Unfavorable resolution of tax matters;
●	Uncertainty and volatility in the domestic and global economies, including risk of counterparty default or failure;
●	Our ability to address any significant deficiencies or material weakness in our internal controls over financial reporting;
●	Our ability to continue to generate sufficient cash flows to support our expansion plans and general operating activities;
●	Decreased demand for our products resulting from changes in consumer preferences, including changes in demand for different packages, sizes and configurations, obesity and other perceived health concerns, including concerns relating to certain ingredients in our products or packaging, product safety concerns and/or from decreased consumer discretionary spending power;
●	Adverse publicity surrounding obesity and health concerns related to our products, product safety and quality, water usage, environmental impact and sustainability, human rights, our culture, workforce and labor and workplace laws;

●	Changes in demand that are weather related and/or for other reasons, including changes in product category and/or package consumption and changes in cost and availability of certain key ingredients including aluminum cans, as well as disruptions to the supply chain, as a result of climate change and extreme weather conditions;
●	The impact of unstable political conditions, civil unrest, large scale terrorist acts, the outbreak or escalation of armed hostilities, major natural disasters and extreme weather conditions, or widespread outbreaks of infectious diseases (such as the COVID-19 pandemic);
●	The impact on our business of competitive products and pricing pressures and our ability to gain or maintain our share of sales in the marketplace as a result of actions by competitors, including unsubstantiated and/or misleading claims, false advertising claims and tortious interference, as well as competitors selling misbranded products;
●	The impact on our business of trademark and trade dress infringement proceedings brought against us relating to our brands, including our Reign Total Body Fuel® high performance energy drinks, which could result in an injunction barring us from selling certain of our products and/or require changes to be made to our current trade dress;
●	Our ability to implement and/or maintain price increases;
●	An inability to achieve volume growth through product and packaging initiatives;
●	Our ability to sustain the current level of sales and/or achieve growth for our Monster Energy® brand energy drinks and/or our other products, including our Strategic Brands;
●	The impact of criticism of our energy drink products and/or the energy drink market generally and/or legislation enacted (whether as a result of such criticism or otherwise) that restricts the marketing or sale of energy drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limits caffeine content in beverages, requires certain product labeling disclosures and/or warnings, imposes excise and/or sales taxes, limits product sizes and/or imposes age restrictions for the sale of energy drinks;
●	Our ability to comply with and/or resulting lower consumer demand and/or lower profit margins for energy drinks due to proposed and/or future U.S. federal, state and local laws and regulations and/or proposed or existing laws and regulations in certain foreign jurisdictions and/or any changes therein, including changes in taxation requirements (including tax rate changes, new tax laws, new and/or increased excise, sales and/or other taxes on our products and revised tax law interpretations) and environmental laws, as well as the Federal Food, Drug, and Cosmetic Act and regulations or rules made thereunder or in connection therewith by the FDA, as well as changes in any other food, drug or similar laws in the United States and internationally, especially those changes that may restrict the sale of energy drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limit caffeine content in beverages, require certain product labeling disclosures and/or warnings, impose excise taxes, impose sugar taxes, limit product sizes, or impose age restrictions for the sale of energy drinks, as well as laws and regulations or rules made or enforced by the Bureau of Alcohol, Tobacco, Firearms and Explosives and/or the FTC or their foreign counterparts;
●	Disruptions in the timely import or export of our products and/or ingredients due to port strikes and related labor issues;
●	Our ability to satisfy all criteria set forth in any model energy drink guidelines, including, without limitation, those adopted by the American Beverage Association, of which we are a member, and/or any international beverage associations and the impact of our failure to satisfy such guidelines may have on our business;
●	The effect of unfavorable or adverse public relations, press, articles, comments and/or media attention;
●	Changes in the cost, quality and availability of containers, packaging materials, aluminum cans, the Midwest and other premiums, raw materials and other ingredients and juice concentrates, and our ability to obtain and/or maintain favorable supply arrangements and relationships and procure timely and/or sufficient production of all or any of our products to meet customer demand;
●	Any shortages that may be experienced in the procurement of containers and/or other raw materials including, without limitation, aluminum cans generally, PET containers used for our Monster Hydro® energy drinks, 24-ounce aluminum cap cans and 550ml BRE aluminum cans with resealable ends;
●	Due to limitations being experienced in securing the supply of sufficient quantities of aluminum cans, we are currently, and may continue, focusing on producing higher volume products. As a result, certain of our lower volume products may be temporarily discontinued by our bottlers/distributors and/or their retail customers, and we may not be able to reinstate all, or any, of such lower volume products in the future;
●	In order to secure sufficient quantities of aluminum cans and sufficient co-packing availability in the future, we may be required to commit to minimum purchase volumes and/or minimum co-packing volumes. In the event that we over-estimate future demand for our products and therefore may not purchase such minimum quantities in full, or utilize such minimum co-packing volumes in full, we may incur claims and/or costs or losses in respect of such shortfalls;
●	The impact on our cost of sales of corporate activity among the limited number of suppliers from whom we purchase certain raw materials;

●	Our ability to pass on to our customers all or a portion of any increases in the costs of raw materials, ingredients, commodities and/or other cost inputs affecting our business;
●	Our ability to achieve both internal domestic and international forecasts, which may be based on projected volumes and sales of many product types and/or new products, certain of which are more profitable than others; there can be no assurance that we will achieve projected levels of sales as well as forecasted product and/or geographic mixes;
●	Our ability to penetrate new domestic and/or international markets and/or gain approval or mitigate the delay in securing approval for the sale of our products in various countries;
●	The effectiveness of sales and/or marketing efforts by us and/or by the bottlers/distributors of our products, most of whom distribute products that may be regarded as competitive with our products;
●	Unilateral decisions by bottlers/distributors, buying groups, convenience chains, grocery chains, mass merchandisers, specialty chain stores, e-commerce retailers, e-commerce websites, club stores and other customers to discontinue carrying all or any of our products that they are carrying at any time, restrict the range of our products they carry, impose restrictions or limitations on the sale of our products and/or devote less resources to the sale of our products;
●	The impact of possible trading disputes between our bottler/distributors and their customers and/or one or more buying groups which may result in the delisting of certain of the Company products, temporarily or otherwise;
●	The effects of retailer consolidation on our business and our ability to successfully adapt to the rapidly changing retail landscape;
●	Our ability to adapt to the changing retail landscape with the rapid growth in e-commerce retailers;
●	The effects of bottler/distributor consolidation on our business;
●	The costs and/or effectiveness, now or in the future, of our advertising, marketing and promotional strategies;
●	The success of our sports marketing, social media and other general marketing endeavors both domestically and internationally;
●	Unforeseen economic and political changes and local or international catastrophic events;
●	Possible product recalls and/or reformulations of certain of our products and/or market withdrawals of certain of our products due to defective and/or non-compliant formulas or production in one or more jurisdictions;
●	Our ability to make suitable arrangements and/or procure sufficient capacity for the co-packing of any of our products both domestically and internationally, the timely replacement of discontinued co-packing arrangements and/or limitations on co-packing availability, including for retort production;
●	Our ability to make suitable arrangements for the timely procurement of non-defective raw materials;
●	Our inability to protect and/or the loss of our intellectual property rights and/or our inability to use our trademarks, trade names or designs and/or trade dress in certain countries;
●	Volatility of stock prices which may restrict stock sales, stock purchases or other opportunities as well as negatively impact the motivation of equity award grantees;
●	Provisions in our organizational documents and/or control by insiders which may prevent changes in control even if such changes would be beneficial to other stockholders;
●	The failure of our bottlers and/or co-packers to manufacture our products on a timely basis or at all;
●	Any disruption in and/or lack of effectiveness of our information technology systems, including a breach of cyber security, that disrupts our business or negatively impacts customer relationships, as well as cybersecurity incidents involving data shared with third parties; and
●	Recruitment and retention of senior management, other key employees and our employee base in general.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks during the three-months ended September 30, 2021 compared with the disclosures in Part II, Item 7A of our Form 10-K.

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

Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three-months ended September 30, 2021, no shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due.

On March 13, 2020, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “March 2020 Repurchase Plan”). During the three-months ended September 30, 2021, no shares were purchased by the Company under the March 2020 Repurchase Plan. As of November 5, 2021, $441.5 million remained available for repurchase under the March 2020 Repurchase Plan.

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

101*

The following financial information from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Income for the three- and nine-months ended September 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Income for the three- and nine-months ended September 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three- and nine-months ended September 30, 2021 and 2020, (v) Condensed Consolidated Statements of Cash Flows for the nine-months ended September 30, 2021 and 2020, and (vi) the Notes to Condensed Consolidated Financial Statements.

104*

The cover page from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION
Registrant

Date: November 5, 2021	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors
and Co-Chief Executive Officer

Date: November 5, 2021	/s/ HILTON H. SCHLOSBERG
Hilton H. Schlosberg
Vice Chairman of the Board of Directors
and Co-Chief Executive Officer