Form 10-K
period 2021-12-31
Monster Beverage Corp
filed 2022-02-28
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 001-18761

MONSTER BEVERAGE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	47-1809393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 Monster Way
Corona, California 92879

(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (951) 739 - 6200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.005 par value per share	MNST	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☑

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $43,749,615,959 computed by reference to the closing sale price for such stock on the Nasdaq Global Select Market on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock, $0.005 par value per share (being the only class of common stock of the registrant), outstanding on February 16, 2022 was 529,358,860 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Commission pursuant to Regulation 14A in connection with the registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2021.

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

Overview

We develop, market, sell and distribute energy drink beverages and concentrates for energy drink beverages, primarily under the following brand names:

●     Monster Energy®

●     Monster Energy Ultra®

●     Monster Rehab®

●     Monster Energy®Nitro

●     Java Monster®

●     Muscle Monster®

●     Espresso Monster®

●     Punch Monster®

●     Juice Monster®

●     Monster Hydro® Energy Water

●     Monster Hydro® Super Sport

●     Monster HydroSport Super Fuel®

●     Monster Super Fuel®

●     Monster Dragon Tea®

●     Reign Total Body Fuel®

●     Reign Inferno® Thermogenic Fuel

● NOS® ● Full Throttle® ● Burn® ● Mother® ● Nalu® ● Ultra Energy® ● Play® and Power Play® (stylized) ● Relentless® ● BPM® ● BU® ● Gladiator® ● Samurai® ● Live+® ● Predator® ● Fury® ● True North®

Industry Overview

The “alternative” beverage category combines non-carbonated, ready-to-drink iced teas, lemonades, juice cocktails, single-serve juices and fruit beverages, ready-to-drink dairy and coffee drinks, energy drinks, sports drinks and single-serve still waters (flavored, unflavored and enhanced) with “new age” beverages, including sodas that are considered natural, sparkling juices and flavored sparkling beverages. According to Beverage Marketing Corporation, domestic U.S. wholesale sales in 2021 for the “alternative” beverage category of the market are estimated at approximately $67.0 billion, representing an increase of approximately 11.4% over estimated domestic U.S. wholesale sales in 2020 of approximately $60.1 billion.

Reportable Segments

We have three operating and reportable segments, (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is primarily comprised of our Monster Energy® drinks, Reign Total Body Fuel® high performance energy drinks and True North® Pure Energy Seltzers, (ii) Strategic Brands segment (“Strategic Brands”), which is comprised primarily of the various energy drink brands acquired from The Coca-Cola Company (“TCCC”) in 2015 as well as our affordable energy brands, and (iii) Other segment (“Other”), which is comprised of certain products sold by American Fruits and Flavors LLC (“AFF”), a wholly-owned subsidiary of the Company, to independent third-party customers (the “AFF Third-Party Products”).

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

CANarchy Acquisition

On February 17, 2022, we completed our acquisition of CANarchy Craft Brewery Collective LLC (“CANarchy”), a craft beer and hard seltzer company, for $330.0 million in cash, subject to adjustments. The transaction allows us to enter the alcohol beverage sector and brings the Cigar City family of brands including Jai Alai IPA and Florida Man IPA, the Oskar Blues family of brands including Dale’s Pale Ale and Wild Basin Hard Seltzers, the Deep Ellum family of brands including Dallas Blonde and Deep Ellum IPA, the Perrin Brewing family of brands including Black Ale, the Squatters family of brands including Hop Rising Double IPA and Juicy IPA and the Wasatch family of brands including Apricot Hefeweizen to our beverage portfolio. The transaction does not include CANarchy’s stand-alone restaurants. Our organizational structure for our existing energy beverage business will remain unchanged. CANarchy will function independently, retaining its own organizational structure and team.

2021 Product Introductions

During 2021, we continued to expand our existing energy drink portfolio by adding additional products to our portfolio in a number of countries and further developed our distribution markets. During 2021, we sold the following new products to our customers:

•BPM® Mango

•Fury® Mean Green

•Monster® (stylized) Reserve Watermelon

•Monster® (stylized) Reserve White Pineapple

•Monster Energy® Super Cola® (Japan)

•Monster Energy® Ultra Gold®

•Monster Hydro® Energy Water Watermelon

•Monster Hydro® Super SportTM Killer KiwiTM

•Monster Hydro® Super SportTM Macho MangoTM

•Rehab® Monster® Strawberry Lemonade

•Mother® Zero Sugar Razzle Berry

•Nalu® Hibiscus Rooibos

•Play® Zero Raspberry

•Predator® Malt Smash

•Predator® Mango Mayhem

•Predator® Spicy Ginger

•Predator® Tropical

•Reign Inferno® Thermogenic Fuel Watermelon Warlord

•Reign Total Body Fuel® Cherry Limeade

•Reign Total Body Fuel® White Gummy Bear

•True North® Pure Energy Seltzer Black Cherry

•True North® Pure Energy Seltzer Cucumber Lime

•True North® Pure Energy Seltzer Grapefruit Lemonade

•True North® Pure Energy Seltzer Mandarin Yuzu

•True North® Pure Energy Seltzer Watermelon Mist

•True North® Pure Energy Seltzer White Peach Pear

In the normal course of business, we discontinue certain products and/or product lines. Those products or product lines discontinued in 2021, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Products – Monster Energy® Drinks Segment

Monster Energy® Drinks – a line of carbonated energy drinks. Our Monster Energy® drinks contain vitamins, minerals, nutrients, herbs and other ingredients (collectively, “supplement ingredients”). We offer the following energy drinks under the Monster Energy® drink product line: Monster Energy®, Lo-Carb Monster Energy®, Monster Assault®, Monster Energy® Fury®, Juice Monster® Aussie Style LemonadeTM, Juice Monster® Khaos®, Juice Monster® Khaotic®, Juice Monster® Mango Loco®, Juice Monster® Pacific Punch®, Juice Monster® PapillonTM, Juice Monster® Pipeline Punch®, Juice Monster® Ripper®, Monster® Mango Loco, Monster Energy® Zero Sugar, Monster Energy® Import, Monster Energy® Export, M3(stylized)®, Monster Energy® Super Concentrate, Monster Mule®, Monster Cuba Libre®, Monster Energy Zero Ultra®, Monster Energy Ultra Black®, Monster Energy Ultra Blue®, Monster Energy Ultra Citron®, Monster Energy Ultra Fiesta® Mango, Monster Energy® Ultra Gold®, Monster Energy Ultra Paradise®, Monster Energy® Ultra Peachy Keen®, Monster Energy Ultra Red®, Monster Energy Ultra Rosa®, Monster Energy Ultra Sunrise®, Monster Energy Ultra Violet®, Monster Energy Ultra® Watermelon, Monster Energy® Mixxd Punch, Monster Energy® Valentino Rossi, Monster Energy® Lewis Hamilton 44, Monster Energy® Super Cola® (Japan), Monster® (stylized) Reserve Watermelon and Monster® (stylized) Reserve White Pineapple.

Espresso Monster® Espresso + Energy Drinks – a line of non-carbonated dairy based espresso + energy drinks. We offer the following espresso + energy drinks under the Espresso Monster® product line: Espresso and Milk, Salted Caramel and Vanilla Espresso.

Java Monster® Coffee + Energy Drinks – a line of non-carbonated dairy based coffee + energy drinks. We offer the following coffee + energy drinks under the Java Monster® product line: Java Monster® 300 French Vanilla, Java Monster® 300 Mocha, Java Monster® Farmer’s Oats, Java Monster® Irish Blend®, Java Monster® Kona Blend, Java Monster® Loca Moca®, Java Monster® Mean Bean®, Java Monster® Salted Caramel and Java Monster® Vanilla Light.

Monster Energy® Dragon Iced TeaTM Energy Teas – a line of non-carbonated energy teas. We offer the following energy teas under the Monster Energy® Dragon Iced TeaTM product line in different countries: Green Tea, Peach Tea, Raspberry Tea and Lemon Tea.

Monster Hydro® includes two product lines: Energy Water and Super Sport. Monster Hydro® Energy Water is a line of non-carbonated, lightly sweetened refreshment + energy drinks. We offer the following refreshment + energy drinks under the Monster Hydro® Energy Water product line: Blue Ice®, Watermelon®, Purple Passion®, Tropical Thunder® and Zero Sugar. Monster Hydro® Super Sport is a line of non-carbonated, lightly sweetened refreshment + energy drinks that features an enhanced electrolyte blend and BCAA’s. We offer the following refreshment + energy drinks under the Monster Hydro® Super Sport product line: Blue Streak, Killer Kiwi, Macho Mango and Red Dawg.

Monster HydroSport Super Fuel® Hydration + Energy Drinks – a line of non-carbonated, advanced hydration + energy drinks with BCAA’s. We offer the following advanced hydration + energy drinks under the Monster HydroSport Super Fuel® product line: Blue Streak, Charge, Hang Time and Striker.

Monster Energy® Nitro – a line of carbonated energy drinks containing nitrous oxide. We offer the following energy drink under the Monster Energy® Nitro product line: Super Dry.

Rehab® Monster® Energy Drinks – a line of non-carbonated energy drinks with electrolytes. We offer the following energy drinks under the Rehab® Monster® product line: Orangeade, Peach Tea, Raspberry Tea, Strawberry Lemonade, Tea + Lemonade and Watermelon.

Muscle Monster® Energy Shakes – a line of non-carbonated energy shakes containing 27-grams of protein. We offer the following energy shakes under the Muscle Monster® Energy Shakes product line: Chocolate and Vanilla.

Reign Total Body Fuel® High Performance Energy Drinks – a line of high performance energy drinks with BCAA’s, B vitamins, electrolytes and CoQ10 with zero sugar. We offer the following high performance energy drinks under the Reign Total Body Fuel® product line: Carnival Candy, Cherry Limeade, Lemon Hdz, Lilikoi Lychee, Mang-O-Matic, Melon Mania, Orange Dreamsicle, Peach Fizz, Razzle Berry,Reignbow Sherbet, Sour Apple, Strawberry Sublime and White Gummy Bear.

Reign Inferno® Thermogenic Fuel High Performance Energy Drinks – a line of high performance energy drinks with a thermogenic performance blend in addition to BCAA’s, B vitamins, electrolytes, and CoQ10 with zero sugar. We offer the following high performance energy drinks under the Reign Inferno® Thermogenic Fuel product line: Jalapeno Strawberry, Red Dragon, True BLU and Watermelon Warlord.

True North® Pure Energy Seltzers – a line of natural, plant-based energy drinks with an immunity boost, containing zero sugar, sweeteners, artificial flavors or colors. We offer the following energy seltzers under the True North® product line: Black Cherry, Cucumber Lime, Grapefruit Lemonade, Mandarin Yuzu, Watermelon Mist and White Peach Pear.

Products – Strategic Brands Segment

BPM® – a line of carbonated energy drinks. We offer the following energy drinks under the BPM® product line: Focus Berry Red, Hydrate Citrus Green,Mango, Sour Twist and Zero Orange.

BU® – a line of carbonated energy drinks. We offer the following energy drinks under the BU® product line: Island Punch and Original.

Burn® – a line of carbonated energy drinks. We offer the following energy drinks under the Burn® product line: Apple Kiwi, Blue, Cherry, Dark Energy, Lemon Ice, Mango, Original, Passion Punch, Peach, Zero Raspberry, Sour Twist and Zero.

Full Throttle® – a line of carbonated energy drinks. We offer the following energy drinks under the Full Throttle® product line: Original (Citrus) and True Blue.

Fury® – a line of affordable carbonated energy drinks. We offer the following energy drinks under the Fury® product line: Gold Strike and Mean Green.

Gladiator® – a line of carbonated energy drinks. We offer the following energy drink under the Gladiator® product line: Original.

Live+® – a line of carbonated energy drinks. We offer the following energy drinks under the Live+® product line: Ascend, Ignite and Persist.

Mother® – a line of carbonated energy drinks. We offer the following energy drinks under the Mother® product line: Epic Swell, Frosty Berry, Kicked Apple®, Original, Passion, Sugar Free, Tropical BlastTM and Zero Sugar Razzle Berry.

Nalu® – a line of carbonated energy drinks. We offer the following energy drinks under the Nalu® product line: Black Tea & Passion Fruit, Exotic, Frost, Green Tea & Ginger,Hibiscus Rooibos, Original, Passion and Refresh.

NOS® – a line of carbonated energy drinks. We offer the following energy drinks under the NOS® product line: GT Grape, Nitro Mango, Original, Sonic Sour and Turbo.

Play® and Power Play® (stylized) – a line of carbonated energy drinks. We offer the following energy drinks under the Play® and Power Play® (stylized) product line: Apple Kiwi, Mango, Passion Fruit, Original, Sugar Free and Zero Raspberry.

Predator® – a line of affordable carbonated energy drinks. We offer the following energy drinks under the Predator® product line: Gold Strike, Malt Smash, Mango Mayhem, Mean Green, Purple Rain, Red Dawn, Spicy Ginger and Tropical.

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

The Company also sells and/or enters into license agreements that generate revenues associated with third-party sales of non-beverage products bearing the Company’s trademarks including, but not limited to, clothing, backpacks, hats, t-shirts, jackets, helmets and automotive wheels.

Products – Packaging

Our products are packaged in a variety of different package types and sizes including, but not limited to, aluminum cans, aluminum cap cans, sleek aluminum cans, aluminum cans with re-sealable ends as well as polyethylene terephthalate (PET) plastic bottles.

Manufacture and Distribution

AFF develops and manufactures the primary flavors for our Monster Energy® Drinks segment.

We do not operate our own manufacturing facilities for finished goods, but instead outsource the manufacturing process to third-party bottlers and contract packers.

We purchase flavor ingredients, flavors, concentrates, sweeteners, juices, supplement ingredients, cans, bottles, caps, labels, trays, boxes and other ingredients for our beverage products from ingredient suppliers, which are delivered to our various third-party bottlers and co-packers. In some cases, certain common supplies may be purchased by our various third-party bottlers and co-packers. Depending on the product, the third-party bottlers or co-packers add filtered water and/or other ingredients (including supplement ingredients) for the manufacture and packaging of the finished products into our approved containers in accordance with our recipes and formulas. Depending on the beverage, the bottler/packer may also add carbonation to the products as part of the production process.

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

Our products are packaged in a number of locations, both domestically and internationally. As distribution volumes increase in both our domestic and international markets, we will continue to source additional packing arrangements.

Our ability to estimate demand for our products is imprecise, particularly with new products, and may be less precise during periods of rapid growth, particularly in new markets. If we materially underestimate demand for our products and/or are unable to secure sufficient ingredients or raw materials including, but not limited to, aluminum cans, aluminum cap cans, sleek aluminum cans, aluminum cans with re-sealable ends, PET plastic bottles, caps, labels, flavor ingredients, flavors, juice concentrates, coffee, tea, supplement ingredients, other ingredients and certain sweeteners, and/or procure adequate packing arrangements and/or obtain adequate or timely shipment of our products, we might not be able to satisfy demand on a short-term basis. (See “Part I, Item 1A – Risk Factors”).

For most of our products there are limited co-packing facilities in our domestic and international markets with adequate capacity and/or suitable equipment to package our products. We believe a short disruption or delay in production would not significantly affect our revenues; however, as alternative co-packing facilities in our domestic and international markets with adequate long-term capacity may not be available for such products, either at commercially reasonable rates and/or within a reasonably short time period, if at all, a lengthy disruption or delay in production of any of such products could significantly affect our revenues.

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

Distribution Agreements

During 2021, we continued to expand distribution of our products in both our domestic and international markets.

Distribution levels vary by product and geographic location. Net sales outside the United States were $2.04 billion, $1.51 billion and $1.33 billion for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Certain of our material distribution arrangements for our Monster Energy® brand energy drinks, as amended from time to time, are described below:

(a)	Amended and Restated Distribution Coordination Agreement with TCCC, pursuant to which we have designated, and in the future may designate, subject to TCCC’s approval, territories in Canada and the United States in which bottlers from TCCC’s network of wholly or partially-owned and independent bottlers (the “TCCC North American Bottlers”) will distribute and sell, or continue to distribute and sell, our Monster Energy® brand energy drinks.
(b)	Amended and Restated International Distribution Coordination Agreement with TCCC, pursuant to which we have designated, and in the future may designate, countries, or territories within countries, in which we wish to appoint TCCC network bottlers to distribute and sell our Monster Energy® brand energy drinks, subject to TCCC’s approval. In February 2020, the Amended and Restated International Distribution Coordination Agreement with TCCC was renewed for an additional five-year term.
(c)	Additionally, we have entered into distribution agreements for certain of our Monster Energy® products with various TCCC network bottlers, both in the United States and internationally.

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

We have identified alternative suppliers for many of the ingredients contained in many of our beverages. However, industry-wide shortages of certain flavor ingredients,flavors, fruits and fruit juices, coffee, tea, dairy-based products, supplement ingredients and sweeteners have been, and could from time to time in the future be, encountered, which could interfere with and/or delay production of certain of our products.

We continually endeavor to develop back-up sources of supply for certain of our flavor ingredients, flavors and concentrates purchased from third-party suppliers, as well as to negotiate arrangements with our existing suppliers, which would enable us to obtain access to certain of such concentrates or flavor formulas under certain circumstances. We have been partially successful in these endeavors. Additionally, in a limited number of cases, contractual restrictions and/or the necessity to obtain regulatory approvals and licenses may limit our ability to enter into agreements with alternative suppliers, manufacturers and/or distributors.

As a result of the COVID-19 pandemic, global inflation, unanticipated increases in demand, labor shortages and supply chain disruptions, we experienced shortages of certain raw materials, such as aluminum cans and ingredients, and increased import and operating costs in 2021 and will likely continue to experience such costs in fiscal year 2022. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Distribution and Supply Chain” for more information on such shortages and how we have, and will continue to, remediate such challenges in our supply chain.

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

Important factors affecting our ability to compete successfully include brand and product image, taste and flavor of products, trade and consumer promotions, rapid and effective development of new and unique cutting edge products, ingredients, attractive and different packaging, brand exposure and marketing as well as pricing. We also rely on our bottlers and full service beverage distributors to allocate more attention to our products than those of our competitors, provide stable and reliable distribution and secure adequate shelf space in retail outlets. Competitive pressures in the “alternative”, energy, coffee and “functional” beverage categories could cause our products to maintain or to lose market share or we could experience price erosion, which could materially impact our business and results of operations.

We have experienced and continue to experience competition from new entrants in the energy drink and energy shot categories. A number of companies who market and distribute iced teas, coffees, juice cocktails, enhanced waters and sports drinks in various larger volume packages in glass and plastic bottles (including BODYARMOR, Vitamin Water, CORE, Arizona, Ocean Spray, Powerade, Gatorade Bolt 24 and Starbucks) and 12- and 16-ounce cans (such as Mountain Dew Kickstart and Game Fuel), have added supplement ingredients to their products with a view to marketing their products as “functional” or energy beverages or as having “functional” benefits. We believe that many of those products contain lower levels of supplement ingredients, principally deliver refreshment and are positioned differently from our energy or “functional” drinks.

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

Domestically, our energy drinks compete directly with Red Bull, Rockstar, MTN Dew Amp, MTN Dew Kickstart, MTN Dew GameFuel and MTN Dew Energy, G Fuel, Venom, VPX Redline, 5-Hour Energy Shots, MiO Energy, VPX Bang, V8 + Energy, Uptime, hi*ball, CELSIUS, C4, Alani Nu, 3D Energy, ZOA Energy, Rowdy Energy, GHOST Energy, Starbucks BAYA energy and many other brands.

In 2020, PepsiCo acquired Rockstar and entered into an agreement with VPX to distribute VPX Bang products in the United States. PepsiCo also markets and/or distributes additional products in that market segment such as Pepsi Max, Mountain Dew, MTN Dew Energy, MTN Dew Kickstart and MTN Dew Game Fuel.

Internationally, our energy drinks compete with Red Bull (including non-carbonated Red Bull in China and Asia), Rockstar, V-Energy, Lucozade, and numerous local and private-label brands that usually differ from country to country, such as HELL, Amper, Shock, Tiger, Fearless, Boost, TNT, Shark, Dragon, Score, Sting, Hot 6, Suntory ZONE, Battery, Bullit, Flash Up, Black, Non-Stop, Bomba, Semtex, Vive 100, Dark Dog, Speed, Guarana, M-150, Lipovitan, Bacchus, Volt, Bolt, Mr. Big, Boom, Raptor, Amp, Fusion, Hi-Tiger, Eastroc Super Drink, Carabao, Power Horse, XL, Crazy Tiger, Effect, Missile, Nocco, Adrenaline Rush, Real Gold, War Horse, BLU, and a host of other international brands.

Our Reign Total Body Fuel® and Reign Inferno® Thermogenic Fuel high performance energy drinks compete with VPX Bang, Adrenaline Shoc, C4, CELSIUS, NOCCO, Rockstar XDURANCE in the performance energy category.

Our Java Monster® and Espresso Monster® product lines compete directly with Starbucks Frappuccino, Starbucks Doubleshot, Starbucks Doubleshot Energy Plus Coffee, Starbucks Tripleshot and other Starbucks coffee drinks, Costa Coffee, Rockstar Roasted, Dunkin Donuts, Gold Peak, Stok, High Brew, McCafé, hi*ball, Douwe Egberts Coffee, Emmi CAFFÈ, Bang Keto Coffee, Nescafe, Black Rifle and International Delight.

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

Our True North® Pure Energy Seltzer product line competes directly with Celsius and Alani Nu.

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

We increased expenditures for our sales and marketing programs by approximately 21.0% in the twelve-months ended December 31, 2021 compared to the twelve-months ended December 31, 2020. This increase was primarily due to increased expenditures for sponsorship and endorsements as well as social and digital marketing. During the comparative twelve-months ended December 31, 2020, we decreased expenditures for sponsorship and endorsements and decreased expenditures for travel and entertainment, each largely as a consequence of the COVID-19 pandemic. The impact of the COVID-19 pandemic was less pronounced on our sales and marketing programs in the twelve-months ended December 31, 2021. We increased expenditures for our sales and marketing programs by approximately 9.2% in the twelve-months ended December 31, 2021 compared to the twelve-months ended December 31, 2019 (pre COVID-19).

Customers

Our customers are primarily full service beverage bottlers/distributors, retail grocery, drug and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, foodservice customers, value stores, e-commerce retailers and the military. Percentages of our gross billings to our various customer types for the years ended December 31, 2021, 2020 and 2019 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such bottlers/distributors’ sales to their own customers.

	2021	2020	2019
U.S. full service bottlers/distributors	51%	56%	58%
International full service bottlers/distributors	39%	34%	33%
Club stores and e-commerce retailers	8%	8%	7%
Retail grocery, direct convenience, specialty chains and wholesalers	1%	1%	1%
Direct value stores and other	1%	1%	1%

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

Coca-Cola Consolidated, Inc. accounted for approximately 12%, 12% and 13% of our net sales for the years ended December 31, 2021, 2020 and 2019, respectively.

Reyes Coca-Cola Bottling, LLC accounted for approximately 10%, 11% and 11% of our net sales for the years ended December 31, 2021, 2020 and 2019, respectively.

Coca-Cola Europacific Partners accounted for approximately 12%, 10% and 10% of our net sales for the years ended December 31, 2021, 2020 and 2019.

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

Intellectual Property

We presently have more than 16,400 registered trademarks and pending applications in various countries worldwide, and we apply for new trademarks on an ongoing basis. We regard our trademarks, service marks, copyrights, domain names, trade dress and other intellectual property as very important to our business. We consider Monster®, Monster Energy®, ®, Monster Energy Ultra®, Monster Dragon Tea®, Unleash the Beast!®, Mutant®, Monster Rehab®, Java Monster®, Muscle Monster®, Punch Monster®, Juice Monster®, Hydro® (stylized), Monster HydroSport Super Fuel®, Monster Super Fuel®, Espresso Monster®, Monster Energy® Nitro, Reign Total Body Fuel®, Reign Inferno®, True North®, BU®, Nalu®, NOS®, Full Throttle®, Burn®, Mother®, Ultra Energy®, Play® and Power Play® (stylized), Relentless®, Predator®, Fury®, Live+® and BPM® to be our core trademarks. We also own the intellectual property of our most important flavors for certain of our Monster Energy® Brand energy drinks in perpetuity.

We have registered Monster®, Monster Energy®, ®, Monster Energy Ultra®, Unleash the Beast!®, Mutant®, Monster Rehab®, Java Monster®, Muscle Monster®, Punch Monster®, Juice Monster®, Hydro® (stylized), Espresso Monster®, True North®, BU®, Nalu®, Burn®, Mother®, Play®, Power Play® (stylized), Relentless®, Ultra Energy®, BPM®, Predator®, Fury®, Live+®, Reign®, Reign Total Body Fuel® and Reign Inferno® outside of the United States in certain jurisdictions.

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

Government Regulation

The production, distribution and sale in the United States of many of our products are subject to various U.S. federal, state and local regulations, including but not limited to: the Federal Food, Drug and Cosmetic Act (“FD&C Act”); the Occupational Safety and Health Act and various state laws and regulations governing workplace health and safety; various environmental statutes; the Safe Drinking Water and Toxic Enforcement Act of 1986 (“California Proposition 65”); various state and federal laws and regulations pertaining to the sale and distribution of alcoholic beverages; data privacy and personal data protection laws and regulations, including the California Consumer Privacy Act of 2018 (as modified by the California Privacy Rights Act) and a number of other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, marketing, labeling and ingredients of such products. Outside the United States, the production, distribution and sale of many of our products are also subject to numerous statutes and regulations.

We also may in the future be affected by other existing, proposed and potential future regulations or regulatory actions, including those described below, any of which could adversely affect our business, financial condition and results of operations. See “Part I, Item 1A – Risk Factors – Changes in government regulation, or failure to comply with existing regulations, could adversely affect our business, financial condition and results of operations” and “Significant changes to or failure to comply with various environmental laws may expose us to liability and/or cause certain of our facilities to close, relocate or operate at reduced production levels, which could adversely affect our business, financial condition and results of operations” below for additional information.

Furthermore, legislation may be introduced in the United States and other countries at the federal, state, municipal and supranational level in respect of each of the subject areas discussed below. Public health officials and health advocates are increasingly focused on the public health consequences associated with obesity, especially as it affects children, and are seeking legislative change to reduce the consumption of sweetened beverages. There also has been an increased focus on caffeine content in beverages and we are seeing some attention to other ingredients in energy drinks.

Product Formulation, Labeling and Advertising. Globally, we are subject to a number of regulations applicable to the formulation, labeling and advertising (including promotional campaigns) of our products. In California, we are subject to California Proposition 65, a law which requires that a specified warning be provided before exposing California consumers to any product that contains in excess of threshold amounts of a substance listed by California as having been found to cause cancer or reproductive toxicity. California Proposition 65 does not require a warning if the manufacturer of a product can demonstrate that the use of the product in question exposes consumers to an average daily quantity of a listed substance that is below that threshold amount, which is determined either by scientific criteria set forth in applicable regulations or via a “safe harbor” threshold that may be established by the state, or the substance is naturally occurring, or is subject to another applicable exception. If we are required to add warning labels to any of our products or place warnings in certain locations where our products are sold, it will be difficult to predict whether, or to what extent, such a warning would have an adverse impact on sales of our products in those locations or elsewhere.

In addition, in May 2016, the U.S. Food and Drug Administration (the “FDA”) revised regulations with respect to serving size information and nutrition labeling on food and beverage products, including a new requirement to disclose the amount of added sugars in such products. These changes went into effect on January 1, 2020. Further, in December 2018, the U.S. Department of Agriculture promulgated regulations requiring that, by January 1, 2022, the labels of certain bioengineered foods include a disclosure that the food is bioengineered. Additionally, these new regulations may impact, reduce and/or otherwise affect the purchase and consumption of our products by consumers.

Other countries, such as Argentina, Brazil, Colombia, the Dominican Republic, the member states of the Gulf Cooperation Council, Mexico, and the People’s Republic of China, are also considering, or have enacted, new labeling requirements, which may require us to amend our labels and warning statements. The United Kingdom Government has also suggested that it may review food labeling laws following the United Kingdom’s departure from the European Union (“Brexit”).

Age and Other Restrictions on Energy Drink Products. Proposals to limit or restrict the sale and/or advertising of energy drinks to minors and/or persons below a specified age, and/or restrict the venues in which energy drinks can be sold, and/or to restrict the use of the Supplemental Nutrition Assistance Program (formerly food stamps) to purchase energy drinks have been raised and/or enacted in certain U.S. states, counties, municipalities and/or in certain foreign countries. For example, in the United States, bills seeking to impose an age restriction on the sale of energy drinks have been introduced in the Connecticut, Massachusetts, and South Carolina legislatures. Outside of the United States, for example, Latvia, Lithuania and Turkey prohibit the sale of energy drinks to persons under the age of 18; Canada prohibits the promotion of energy drinks to children 12 years and under; Latvia and Scotland prohibit the sale of energy drinks in educational establishments; and Turkey prohibits the sale or advertising of energy drinks in “collective consumption areas,” such as sports complexes, schools or hospitals. In Mexico, the States of Tabasco and Oaxaca prohibit the sale of energy drinks to minors and the consumption in schools; Colima prohibits the sale of energy drinks in private and public schools. Other Latin American countries such as Chile, Colombia and Brazil have been considering age and other sales restrictions on energy drinks, as are other countries such as the United Kingdom, Spain, Romania and Bulgaria.

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

Limits on Caffeine Content. Legislation has been proposed to limit the amount of caffeine that may be contained in beverages, including energy drinks. Some jurisdictions where we do business have prescribed limited caffeine content for beverages. For example, in Canada, the maximum amount of caffeine cannot exceed 180 mg per single-serving container or per serving (500 ml) in the case of a multi-serving container. We adjusted the caffeine levels in certain of our Monster Energy® products that are sold in Canada to address these regulations, although the majority of our products were unaffected. In Europe, examples of caffeine restrictions include the Netherlands where there is a limit of 35mg/100ml, and Norway introduced, as of January 1, 2020 (subject to transition periods), a limit of 32mg/100ml. Caffeine limit restrictions or restrictions on combining caffeine with other ingredients or in particular product sectors (such as performance beverages/sport drinks) have also been implemented or proposed in other jurisdictions, including Turkey, India, Pakistan’s Punjab region, Egypt, Spain and the member states of the Gulf Cooperation Council. Such restrictions could require reformulations of certain of our products. However, we may not be able to satisfactorily reformulate our products in all jurisdictions that adopt similar legislation.

Limitations on Container Size. We package our products in a variety of different package types and sizes including, for certain of our Monster Energy® brand energy drinks, aluminum cans larger than 16 fluid ounces. Certain jurisdictions, such as Colombia, Costa Rica, Egypt, the Dominican Republic, and Spain, are considering container size limitations on energy drinks and other beverages which may require us to change the size of our products sold in these countries. Other countries, like England, have considered and rejected proposed can size limitations although it is open to such markets to revisit these and other similar proposals.

Compliance with Environmental Laws

Our facilities and those of our co-packers in the United States are subject to federal, state and local environmental laws and regulations, including those relating to air emissions, the use of water resources and recycling. Our operations in other countries are subject to similar federal, state, local and supranational laws and regulations that may be applicable in such countries. Changes in environmental compliance mandates, and any expenditures necessary to comply with such requirements, could adversely affect our financial performance and future growth. Compliance with these provisions has not had, nor do we expect such compliance to have, any material adverse effect upon our capital expenditures, net income or competitive position.

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

Human Capital Resources

As of December 31, 2021, we have employees in 69 countries, with a total of 4,092 employees working worldwide. This employee population includes 2,714 employees in North America, 292 employees in Latin America, 254 employees in Asia Pacific and 832 employees in Europe, Mideast and Africa (“EMEA”). Most of our employees are full-time (3,458 employees) and the remaining 634 employees hold part-time positions. Of our 4,092 employees, we employ 1,256 in corporate and operational capacities (including administration, human resources, legal, information technology, operations, facilities, warehouse, product development, regulatory and accounting) and 2,836 persons in sales and marketing capacities.

As of December 31, 2021, approximately 48% of our U.S. employees are from one or more underrepresented groups, including, but not limited to, Black, Latino, Asian, Pacific Islander, Native American and other Indigenous tribes and approximately 39% of our U.S. employees are female.

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

COVID-19 Employee Health Measures and Support. In response to the COVID-19 pandemic, we have implemented measures to ensure the health, safety, and well-being of our employees and have adapted such measures based on our close monitoring of the rapidly evolving situation. We have implemented work-from-home policies for employees who are able to work remotely. Where possible, we provide employees with equipment to facilitate home-based work. For those employees unable to work remotely, we implemented safety precautions, such as on-site COVID-19 testing, which were developed and adopted in line with guidance from public health authorities and professional consultants. We have also provided our employees with the following: year-end bonuses for essential, hourly employees; increased employee communications, including on topics such as mental health and family welfare; weekly and bi-weekly communication from executive leadership; wellness hotlines and enhanced employee assistance programs; employee surveys to evaluate employee morale; and resilience training programs to provide employees with the tools and resources to be resilient in the current climate, to stay healthy, and to engage in self-care.

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

Operational and Industry Risks

●	The COVID-19 pandemic has impacted and we expect will continue to impact our business and operations.
●	The Company and TCCC have extensive commercial arrangements and, as a result, the Company’s future performance is substantially dependent on the success of its relationship with TCCC.
●	Provisions in our organizational documents and control by insiders or TCCC may prevent changes in control even if such changes would be beneficial to other stockholders.
●	We rely on bottlers and other contract packers to manufacture our products. If we are unable to maintain good relationships with our bottlers and contract packers and/or their ability to manufacture our products becomes constrained or unavailable to us, our business could suffer.
●	We rely on bottlers and distributors to distribute our products. If we are unable to maintain good relationships with our existing bottlers and distributors and/or secure such bottlers and distributors, our business could suffer.
●	We derive virtually all of our revenues from energy drinks, and competitive pressure in the energy drink category could adversely affect our business and operating results.
●	Criticism of our energy drink products and/or criticism or a negative perception of energy drinks generally, could adversely affect us.
●	Increased competition in the beverage industry and changing retail landscape could hurt our business.
●	Our inability to implement our growth strategy, including expanding our business in existing and new sectors, such as the alcohol beverage sector, or successfully integrate acquired businesses or assets could adversely affect our business and financial results.

●	Changes in consumer product and shopping preferences may reduce demand for our products.
●	Our continued expansion outside of the United States exposes us to uncertain conditions and other risks in international markets.
●	If we are not able to pass on increases in the costs of raw materials, including aluminum cans and/or ingredients and/or fuel and/or costs of co-packing, such inability could harm our business and result in a higher cost base. Shortages of raw materials including aluminum cans and/or ingredients and/or fuel and/or costs of co-packing could have a material adverse effect on our business and results of operations.
●	Our failure to accurately estimate demand for our products or maintain sufficient inventory levels could adversely affect our business and financial results.
●	The costs of packaging supplies, ocean and domestic freight, and inflation generally may adversely affect our results of operations.
●	Global or regional catastrophic events could impact our operations and affect our ability to grow our business.
●	Climate change and natural disasters may negatively affect our business.
●	If we are not able to retain the services of our workforce, there may be an adverse effect on our operations and/or our operating performance until we find suitable replacements.
●	Negative publicity (whether or not warranted) could damage our brand image and corporate reputation, and may cause our business to suffer.

Government Regulation and Litigation Risks

●	Changes in government regulation, or failure to comply with existing regulations, could adversely affect our business, financial condition and results of operations.
●	Significant changes to or failure to comply with various environmental laws may expose us to liability and/or cause certain of our facilities to close, relocate or operate at reduced production levels, which could adversely affect our business, financial condition and results of operations.
●	We cannot predict the effect of possible inquiries from and/or actions by attorneys general, other government agencies and/or quasi-government agencies into the production, advertising, marketing, promotion, labeling, ingredients, usage and/or sale of our energy drink products.
●	Litigation regarding our products, and related unfavorable media attention, could expose us to significant liabilities and reduce demand for our products, thus negatively affecting our financial results.
●	If we encounter material product recalls, our business may suffer material losses and such recalls could damage our brand image and corporate reputation, also resulting in material losses.

Intellectual Property, Information Technology and Data Privacy Risks

●	Our intellectual property rights are critical to our success, and the loss of such rights could materially adversely affect our business.
●	We must continually maintain, monitor, protect and/or upgrade our information technology systems, including protecting us from internal and external cybersecurity threats.
●	If we fail to comply with data privacy and personal data protection laws, we could be subject to adverse publicity, government enforcement actions and/or private litigation, which may negatively impact our business and operating results.

Financial Risks

●	Fluctuations in our effective tax rate could adversely affect our financial condition and results of operations.
●	We may be required in the future to record a significant charge to earnings if our goodwill or intangible assets become impaired.
●	Fluctuations in foreign currency exchange rates may adversely affect our operating results.
●	Potential changes in accounting standards or practices and/or taxation may adversely affect our financial results.
●	If we fail to maintain effective disclosure controls and procedures and internal control over financial reporting on a consolidated basis, our stock price and investor confidence in the Company could be materially and adversely affected.
●	Uncertainty in the financial markets and other adverse changes in general economic or political conditions in any of the major countries in which we do business could adversely affect our industry, business and results of operations.
●	Default by or failure of one or more of our counterparty financial institutions could cause us to incur significant losses.
●	Volatility of stock price may restrict sale opportunities.
●	Our investments are subject to risks which may cause losses and affect the liquidity of these investments.

Operational and Industry Risks

The COVID-19 pandemic has impacted and we expect will continue to impact our business and operations.

The current COVID-19 pandemic has presented and continues to present a substantial public health and economic challenge around the world and is affecting our employees, communities and business operations, as well as the global economy and financial markets. The human and economic consequences of the COVID-19 pandemic as well as the measures taken or that may be taken in the future by governments, businesses (including the Company and our suppliers, bottlers/distributors, co-packers and other service providers) and the public at large to limit the COVID-19 pandemic, have and will directly and indirectly impact our business and results of operations, including, without limitation, the following:

●	The COVID-19 pandemic has directly and indirectly impacted our business. The duration and severity of this impact will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information regarding the COVID-19 pandemic, as well as the emergence of new variants, the action taken to limit its spread and the economic impact on local, regional, national and international markets. As countries continue to combat the COVID-19 pandemic, and as governments and/or local authorities impose regulations regarding COVID-19 testing, vaccine mandates and related workplace restrictions, there remains a risk that the COVID-19 pandemic may impact our business and supply chain, including our ability to recruit and/or retain our employees as well as impact our co-packers, bottlers/distributors and/or suppliers.
●	Deteriorating economic conditions and continued financial uncertainties in many of our major markets due to the COVID-19 pandemic, such as inflation, increased and prolonged unemployment, decreases in per capita income and the level of disposable income, declines in consumer confidence, or economic slowdowns or recessions, could affect consumer purchasing power and consumers’ ability to purchase our products, thereby reducing demand for our products. In addition, public concern among consumers regarding the risk of contracting COVID-19 may also reduce demand for our products.

●	The closures of, and continued restrictions on, on-premise retailers and other establishments that sell our products as a result of the COVID-19 pandemic have adversely impacted and may continue to adversely impact our sales and results of operations.
●	Our product sampling programs, which are part of our strategy to develop brand awareness, have been, and will continue to be, disrupted by the COVID-19 pandemic. If we are unable to successfully adapt to the changing landscape of advertising, marketing, promotional, sponsorship and endorsement opportunities created by the COVID-19 pandemic, our sales, market share, volume growth and overall financial results could be negatively affected.
●	Our innovation activities, including our ability to introduce new products in certain markets, have been delayed and/or adversely impacted by the COVID-19 pandemic. If such innovation activities are disrupted and we continue to delay the launch of new products and/or we are unable to secure sufficient distribution levels for such new products, our business and results of operations could be adversely affected.
●	Some of our suppliers, bottlers/distributors and co-packers have experienced, and likely will continue to experience, plant closures, production slowdowns and disruptions in operations as a result of the impact of the COVID-19 pandemic. This could result in material disruptions to our operations.
●	We have experienced and may continue to experience delays in receiving certain raw materials as a result of shipping delays due to, among other things, additional safety requirements imposed by port authorities, closures of, or congestion at ports, reduced availability of commercial transportation, freight inefficiencies, shortages of shipping containers, border restrictions and capacity constraints.
●	Due to increased demand in at home beverage consumption, aluminum cans remain in tight supply, which could adversely impact or limit our sales and/or results of operations. We may also need to commit to minimum purchase volumes in order to secure sufficient quantities of certain raw materials including aluminum cans, as well as minimum co-packing volumes, which may lead to claims, costs, or losses if we over-estimate future demand for our products and do not use such volumes in full.
●	We rely on relationships with third parties for cloud data storage and other information technology services for certain functions or for services in support of our operations. These third parties are subject to risks and uncertainties related to the COVID-19 pandemic, which may interfere with their ability to fulfill their respective commitments and responsibilities to us in a timely manner and in accordance with the agreed-upon terms.
●	As a result of the COVID-19 pandemic, including related governmental measures, restrictions, directives and guidance, most of our office-based employees continue to work remotely. We may experience reductions in productivity and disruptions to our business routines while our remote work policy remains in place. If our employees working remotely do not maintain appropriate measures to mitigate potential risks to our technology and operations from information technology-related disruptions, we may face cybersecurity threats. Employees of our third-party service providers who are working remotely, with whom we may share data, are subject to similar cybersecurity risks.
●	Governmental authorities at the U.S. federal, state and/or municipal level and in certain foreign jurisdictions may increase or impose new income taxes, indirect taxes or other taxes or revise interpretations of existing tax rules and regulations as a means of financing the costs of stimulus or may take other measures to protect populations and economies from the impact of the COVID-19 pandemic. Increases in direct and indirect tax rates could affect our net income, and increases in consumer taxes could affect our products’ affordability and reduce our sales.
●	We may be required to record significant impairment charges with respect to goodwill or intangible assets, whose fair values may be negatively affected by the effects of the COVID-19 pandemic.
●	The continued financial impact of the COVID-19 pandemic may cause one or more of the financial institutions we do business with to fail or default in their obligations to us or to become insolvent or file for bankruptcy, which could cause us to incur significant losses and negatively impact our results of operations and financial condition.
●	Actions we have taken or may take, or decisions we have made or may make, as a consequence of the COVID-19 pandemic may result in negative publicity and the Company becoming a party to litigation claims and/or legal proceedings, which could consume significant financial and managerial resources, result in decreased demand for our products and injury to our reputation.
●	The resumption of normal business operations after the disruptions caused by the COVID-19 pandemic may be delayed or constrained by the COVID-19 pandemic’s lingering effects on our suppliers, bottlers/distributors, co-packers, contractors, business partners and/or other service providers.

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

Provisions in our organizational documents and control by insiders or TCCC may prevent changes in control even if such changes would be beneficial to other stockholders.

Our organizational documents may limit changes in control. Furthermore, as of February 16, 2022, Mr. Sacks and Mr. Schlosberg together may be deemed to beneficially own and/or exercise voting control over approximately 10% of our outstanding common stock. As of February 16, 2022, TCCC owned approximately 19% of our common stock. TCCC has also nominated one director to the Company’s board of directors. Consequently, Mr. Sacks, Mr. Schlosberg and TCCC could exercise significant control over matters submitted to a vote of our stockholders, including electing directors, amending organizational documents and disapproving extraordinary transactions such as a takeover attempt, even though such actions may be favorable to the other common stockholders.

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

Our acquisition of AFF in 2016 brought our primary flavor supplier in-house for the majority of our Monster Energy® brand energy drinks. However, we also procure flavors from other independent flavor suppliers. We do not operate our own manufacturing facilities for finished goods, but instead outsource manufacturing of our finished goods to bottlers and other contract packers. As a result, in the event of a disruption and/or delay, and/or demand exceeding forecasted demand, we may be unable to procure alternative packing facilities at commercially reasonable rates and/or within a reasonably short time period. In addition, there are limited alternative packing facilities in our domestic and international markets with adequate capacity and/or suitable equipment for many of our products. For example, in 2021, sales of many of our product lines were adversely impacted by production capacity constraints as a result of above forecast demand. A lengthy disruption or delay in the production of any of our products could significantly adversely affect our revenues from such products, because alternative co-packing facilities in the United States and abroad with adequate long-term capacity may not be available for such products either at commercially reasonable rates and/or costs and/or within a reasonably short time period, if at all. In addition, recently there has been a consolidation of co-packers. If we are unable to maintain good relationships with our largest co-packers, or if our costs of co-packing increase, our business, financial condition and results of operations could be adversely affected.

We rely on bottlers and distributors to distribute our products. If we are unable to maintain good relationships with our existing bottlers and distributors and/or secure such bottlers and distributors, our business could suffer.

Many of our bottlers/distributors are affiliated with and manufacture and/or distribute other carbonated, non-carbonated and other beverage products. In many cases, such products compete directly with our products.

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

The TCCC North American Bottlers, Coca-Cola Europacific Partners, Coca-Cola Hellenic, Coca-Cola FEMSA, Coca-Cola Amatil, Swire Coca-Cola (China), COFCO Coca-Cola, Coca-Cola Beverages Africa and Coca-Cola İçecek are our primary domestic and international distributors of our products. As a result, if we are unable to maintain good relationships with these bottlers/distributors, or they do not effectively focus on marketing, promoting, selling and distributing our products, sales of our products could be adversely affected.

A decision by our primary domestic and international bottlers/distributors or any other large customer to decrease the amount purchased from us or to cease carrying our products could have a material adverse effect on our financial condition and consolidated results of operations.

The marketing efforts of our bottlers/distributors are important for our success. If our brands prove to be less attractive to our existing bottlers and distributors, if we fail to attract additional bottlers and distributors, and/or our bottlers/distributors do not market, promote and distribute our products effectively, our business, financial condition and results of operations could be adversely affected.

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

The increasing number of competitive products and limited amount of shelf space in retail stores, including in beverage coolers, may adversely impact our ability to gain or maintain our share of sales in the marketplace. In addition, certain actions of our competitors, including unsubstantiated and/or misleading claims, false advertising claims and tortious interference in our business, as well as competitors selling misbranded products, could impact our sales. Competitive pressures in the energy drink category could impact our revenues, cause price erosion and/or lower market share, any of which could have a material adverse effect on our business and results of operations.

Criticism of our energy drink products and/or criticism or a negative perception of energy drinks generally could adversely affect us.

An unfavorable report on the health effects of caffeine, other ingredients in energy drinks or energy drinks generally, or criticism or negative publicity regarding the caffeine content and/or any other ingredients in our products or energy drinks generally, including product safety concerns, could have an adverse effect on our business, financial condition and results of operations. Articles critical of the caffeine content and/or other ingredients in energy drinks and/or articles indicating certain health risks of energy drinks have been published in recent years. We believe the overall growth of the energy drink market in the U.S. may have been negatively impacted by the ongoing negative publicity and comments that continue to appear in the media questioning the safety of energy drinks, and suggesting limitations on their ingredients (including caffeine), and/or the levels thereof, and/or imposing minimum age restrictions for consumers. In early 2018, certain retailers in the United Kingdom announced the introduction of voluntary retailer measures to prevent the sale of energy drinks to individuals under the age of 16. If reports, studies or articles critical of caffeine and/or energy drinks continue to be published or are published in the future, or additional voluntary measures are taken, they could adversely affect the demand for our products. If we are unable to satisfy all criteria set forth in any model energy drink guidelines, including, without limitation, those adopted by the American Beverage Association, of which we are a member, and/or any international beverage associations, it could negatively affect our overall reputation, which in turn could have a negative impact on our business, financial condition and results of operations.

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

Important factors affecting our ability to compete successfully include the efficacy, taste and flavor of our products, trade and consumer promotions, rapid and effective development of new and unique cutting edge products, attractive and different packaging, branded product advertising and pricing. The success of our sports marketing, social media and other general marketing endeavors may impact our business, financial condition and results of operation. Our products compete with all liquid refreshments and in some cases with products of much larger competitors, including the products of numerous nationally and internationally known producers such as TCCC, PepsiCo, Red Bull GmbH and KDP. We also compete with companies that are smaller or primarily national or local in operations. Our products also compete with private-label brands such as those carried by grocery store chains, convenience store chains and club stores.

The rapid growth in sales through e-commerce retailers, e-commerce websites, mobile commerce applications and subscription services, and closures of physical retail operations, particularly during, and potentially following, the COVID-19 pandemic, may result in a shift away from physical retail operations to digital channels and a reduction in impulse purchases. As we build our e-commerce capabilities, we may not be able to develop and maintain successful relationships with existing and new e-commerce retailers without experiencing a deterioration of our relationships with key customers operating physical retail channels. If we are unable to profitably expand our own e-commerce capabilities and/or if e-commerce retailers take significant market share away from traditional retailers our business may be adversely affected. Further, the ability of consumers to compare prices on a real-time basis using digital technology puts additional pressure on us to maintain competitive prices. Sales in gas chains may also be affected by increased gasoline prices, improvements in fuel efficiency and increased consumer preferences for electric or alternative fuel-powered vehicles, which may result in fewer trips by consumers to gas stations and a corresponding reduction in purchases by consumers in convenience gas retailers. If we are unable to successfully adapt to the rapidly changing retail landscape, our share of sales, volume growth and overall financial results could be negatively affected.

Due to competition in the beverage industry, there can be no assurance that we will not encounter difficulties in maintaining our current revenues, market share or position in the beverage industry. If our revenues decline, our business, financial condition and results of operations could be adversely affected.

Our inability to implement our growth strategy, including expanding our business in existing and new sectors, such as the alcohol beverage sector, or successfully integrate acquired businesses or assets could adversely affect our business and financial results.

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

On February 17, 2022, we acquired CANarchy, a craft beer and hard seltzer company and may continue to make acquisitions that expand our business into new sectors in the beverage industry. Risks associated with entering into a new sector include: (1) having no or limited experience in such sector; (2) increased exposure to certain governmental regulations and compliance requirements; (3) difficulties developing, manufacturing, and marketing the products of newly acquired companies in a way that enhances the performance of our combined businesses and product lines; and (4) our lesser familiarity with consumer preferences in the new sector. Entry into new sectors of the beverage industry will bring us into competition with new competitors with a larger, more established market presence. We cannot ensure that our entry into the alcohol beverage sector or any other new beverage sectors will be profitable and future profitability may be delayed or otherwise materially adversely affected.

Overall, the effectiveness of these acquisitions can be less predictable than developing new lines of energy drinks and might not provide the anticipated benefits or desired rates of return. Integrating the operations of acquired businesses could be a difficult, costly and time-consuming process that involves a number of risks including, but not limited to, the integration of company cultures and management teams, retaining key employees and customers, increased exposure to certain governmental regulations and compliance requirements, increased costs, and use of resources. Even if we successfully integrate acquired businesses, it is possible that we will not realize the expected benefits from any completed acquisition over the timeframe we expect, or at all, or that our existing operations will be adversely affected as a result of acquisitions. The costs of achieving these benefits could also be higher than we expected. Therefore, the acquisition and integration of acquired businesses may not contribute to our earnings as expected, we may not achieve profit margin targets when expected, or at all, and we may not achieve the other anticipated strategic financial benefits of such transactions.

Changes in consumer product and shopping preferences may reduce demand for our products.

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

We have continued expanding our operations internationally into a variety of new markets. Our net sales to customers outside of the United States were approximately 37%, 33% and 32% of consolidated net sales for the years ended December 31, 2021, 2020 and 2019, respectively. As our growth strategy includes further expanding our international business, if we are unable to continue to expand distribution of our products outside the United States, our growth rate could be adversely affected. In many international markets, we have limited operating experience and in some international markets we have no operating experience. It is costly to establish, develop and maintain international operations and develop and promote our brands in international markets. Our percentage gross profit margins in many international markets are expected to be less than the comparable percentage gross profit margins obtained in the United States. We face and will continue to face substantial risks associated with having foreign operations, including: economic and/or political instability in our international markets; fluctuations in foreign currency exchange rates; restrictions on or costs relating to the repatriation of foreign profits to the United States, including possible taxes and/or withholding obligations on any repatriations; and tariffs and/or trade restrictions. These risks could have a significant impact on our ability to sell our products on a competitive basis in international markets and could have a material adverse effect on our business, financial condition and results of operations. Also, our operations outside of the United States are subject to risks relating to appropriate compliance with legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, higher product damages, particularly when products are shipped long distances, potentially higher incidence of fraud and/or corruption, credit risk of local customers and distributors and potentially adverse tax consequences.

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

The principal raw materials used by us are aluminum cans, sleek aluminum cans, aluminum cap cans, aluminum cans with re-sealable ends, PET plastic bottles, caps, flavors, juice concentrates, glucose, sugar, sucralose, milk, cream, protein, coffee, tea, cocoa, supplement ingredients and other packaging materials, the costs and availability of which are subject to fluctuations. For certain flavors purchased from third-party suppliers and used in a limited number of our Monster Energy® brand energy drinks and/or our Strategic Brands energy drinks, these third-party flavor suppliers own the proprietary rights to certain of their flavor formulas. We do not have possession of the list of such flavor ingredients or formulas used in the production of certain of our products and certain of our blended concentrates, and we may be unable to obtain comparable flavors or concentrates from alternative suppliers on short notice. Our third-party flavor suppliers generally do not make such flavors and/or blended concentrates available to other third-party customers. We have identified alternative suppliers for certain of the ingredients contained in many of our beverages. However, industry-wide shortages of certain flavor ingredients, flavors, fruits and fruit juices, coffee, tea, cocoa, dairy-based products, packaging materials (including aluminum cans) supplement ingredients and sweeteners have been, and could from time to time in the future be, encountered, which could interfere with and/or delay production of certain of our products. In addition, certain of our co-packing arrangements allow such co-packers to increase their fees based on certain of their own cost increases. We are uncertain whether the prices of any of the above or any other raw materials or ingredients, many of which have recently risen significantly, will continue to rise or may rise in the future. We are unsure whether we will be able to pass any of such increases on to our customers. Although we generally do not use hedging agreements or alternative instruments to manage the risks associated with securing sufficient ingredients or raw materials, from time to time, we, through our aluminum can suppliers, enter into purchase agreements for the purchase of aluminum, as well as enter into purchase agreements for portions of our annual anticipated requirements for certain of our other raw materials such as glucose, sugar and sucralose. In recent years, the United States has imposed tariffs on steel and aluminum as well as on goods imported from certain countries. Additional tariffs imposed by the United States on a broader range of imports, or further trade measures taken by other countries, could result in an increase in supply chain costs.

Our failure to accurately estimate demand for our products or maintain sufficient inventory levels could adversely affect our business and financial results.

We may not correctly estimate demand for our existing products and/or new products. Our ability to estimate demand for our products is imprecise, particularly with regard to new products, and may be less precise during periods of rapid growth, including in new markets. If we materially underestimate demand for our products or are unable to secure sufficient ingredients or raw materials including, but not limited to, aluminum cans, aluminum cap cans, sleek aluminum cans, aluminum cans with re-sealable ends, PET plastic bottles, caps, labels, sucralose, flavor ingredients, flavors, supplement ingredients, juice concentrates, certain sweeteners, coffee, tea, cocoa, protein and packaging materials or experience difficulties with our co-packing arrangements, including production shortages or quality issues, we might not be able to satisfy demand on a short-term basis. Moreover, industry-wide shortages of certain juice concentrates, supplement ingredients and sweeteners have been and could, from time to time in the future, be experienced, resulting in production fluctuations and/or product shortages. We generally do not use hedging agreements or alternative instruments to manage this risk. Such shortages could interfere with and/or delay production of certain of our products and could have a material adverse effect on our business and financial results.

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

The costs of packaging supplies, ocean and domestic freight, and inflation generally may adversely affect our results of operations.

Many of our packaging supply contracts allow our suppliers to alter the costs they charge us for packaging supplies based on changes in the costs of the underlying commodities that are used to produce those packaging supplies, such as aluminum for cans, PET plastic for bottles and pulp and paper for cartons and/or trays. These changes in the prices we pay for our packaging supplies occur at certain predetermined times that vary by product and supplier. In some cases, we are able to fix the prices of certain packaging supplies and/or commodities for a reasonable period. In other cases, we bear the risk of increases in the costs of these packaging supplies, including the underlying costs of the commodities that comprise these packaging supplies. We do not use derivative instruments to manage this risk. Recently, inflation has affected, and continues to affect, our raw materials costs, commodities and other inputs globally. If the costs of packaging supplies and other costs, as well as ocean and domestic freight rates, continue to increase, we may be unable to pass these costs along to our customers through corresponding adjustments to the prices we charge, which could have a material adverse effect on our results of operations.

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

If we are not able to retain the services of our workforce, there may be an adverse effect on our operations and/or our operating performance until we find suitable replacements.

Our business is dependent, to a large extent, upon the services of our workforce. We do not maintain key person life insurance on any members of our senior management. The loss of services of either Rodney Sacks, Chairman and Co-Chief Executive Officer, Hilton Schlosberg, Vice Chairman and Co-Chief Executive Officer, or any other key members of our senior management could adversely affect our business until suitable replacements can be found. There may be a limited number of personnel with the requisite skills to serve in these positions, and we may be unable to locate or employ such qualified personnel on acceptable terms.

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

Significant changes to or failure to comply with various environmental laws may expose us to liability and/or cause certain of our facilities to close, relocate or operate at reduced production levels, which could adversely affect our business, financial condition and results of operations.

We, and our co-packers, are subject to a wide and increasingly broad array of federal, state, regional, local, and international environmental laws, including statutes and regulations, which aim to regulate emissions and impacts to air, land, and water. Our operations may result in odors, noise, or other pollutants being emitted from our facilities. Failure to comply with these environmental laws or any future changes to them could result in alleged harm to our employees or others near our facilities, significant costs to satisfy environmental compliance, remediation or compensatory requirements, or the imposition of penalties or restrictions on operations by governmental agencies or courts. In 2021, an AFF facility, which manufactures the primary flavors for our Monster Energy® Drinks segment, received notices of violation for emitting odors and for failing to properly permit its equipment. Failure to comply with the notices and remediate certain emissions at this facility, or other facilities, may result in penalties, liability for damages, alterations to our facilities’ operations, or the closing or relocation of a facility. Such actions may result in flavor shortages, which could in turn result in shortages for our finished products and adversely affect our business, financial condition, and results of operations.

Increasing concern over environmental, social and governance (“ESG”) matters, including climate change, will likely result in new or revised laws and regulations aimed at reducing or mitigating the potential effects of greenhouse gases, restricting or increasing the costs of commercial water use due to local water scarcity concerns, or increasing mandatory reporting of certain ESG metrics, such as recycling. If we fail to comply with applicable environmental compliance mandates or fail to meet sustainability metrics, our business operations and our reputation could be adversely impacted.

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

Other lawsuits have been filed against us claiming that certain statements made in our advertisements and/or on the labels of our products were false and/or misleading or otherwise not in compliance with food standards under local law, and/or that our products are not safe. Putative class action lawsuits have also been filed against certain of our competitors asserting that certain claims in their advertisements amount to false advertising. We do not believe any statements made by us in our promotional materials or set forth on our product labels are false or misleading or noncompliant with local law, or that our products are in any way unsafe, and we vigorously defend such lawsuits.

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

If we encounter material product recalls, our business may suffer material losses and such recalls could damage our brand image and corporate reputation, also resulting in material losses.

We may be required from time to time to recall products entirely or from specific co-packers, markets, retailers or batches or reformulate certain of our products if such products become contaminated, damaged, mislabeled, defective or otherwise materially non-compliant with applicable regulatory requirements. A material product recall could adversely affect our profitability and our brand image and corporate reputation. We do not maintain recall insurance.

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

We must continually maintain, monitor, protect and/or upgrade our information technology systems, including protecting us from internal and external cybersecurity threats.

Information technology enables us to operate efficiently, interface with customers, maintain financial accuracy and efficiency and accurately produce our financial statements. If we do not appropriately allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, and/or the loss of and/or damage to intellectual property through security breaches, including internal and external cybersecurity threats. Cybersecurity attacks are evolving, may be difficult to detect for periods of time, and include, but are not limited to, malicious software (malware, ransomware and viruses), phishing and social engineering, attempts to gain unauthorized access to networks, computer systems and data, malicious or negligent actions of employees (including misuse of information they are entitled to access), cyber extortion and other forms of electronic security breaches. Such attacks could lead to disruptions in or loss of access to our data or business systems, an inability to process customer orders and/or lost customer orders, unauthorized release of confidential or otherwise protected information, lost revenues or other costs due to office, plant, warehouse or other facility disruption or shutdown, and corruption of data.

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

We are in various stages of examination with certain states and certain foreign jurisdictions, including the United Kingdom and Ireland. Our 2018 through 2020 U.S. federal income tax returns are subject to examination by the IRS. Our state income tax returns are subject to examination for the 2017 through 2020 tax years.

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

We may be required in the future to record a significant charge to earnings during the period in which we determine that our intangible assets have been impaired. Any such charge would adversely impact our results of operations. As of December 31, 2021, our goodwill totaled approximately $1.33 billion and other intangible assets totaled approximately $1.07 billion.

Fluctuations in foreign currency exchange rates may adversely affect our operating results.

We are exposed to foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities denominated in currencies other than the U.S. dollar. We enter into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. We have not used instruments to hedge against all foreign currency risks and are therefore not protected against all foreign currency fluctuations. As a result, our reported earnings may be affected by changes in foreign currency exchange rates. Moreover, any favorable impacts to profit margins or financial results from fluctuations in foreign currency exchange rates are likely to be unsustainable over time. For the years ended December 31, 2021, 2020 and 2019, aggregate foreign currency transaction gains (losses), including the gains or losses on forward currency exchange contracts, amounted to $0.3 million, ($11.2) million and ($4.1) million, respectively.

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

Global economic uncertainties, including highly inflationary economies and foreign currency exchange rates, affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. There can be no assurance that economic improvements will occur, or that they would be sustainable, or that they would enhance conditions in markets relevant to us. In addition, we cannot predict the duration and severity of disruptions in any of our markets or the impact they may have on our customers or business, as our expansion outside of the United States has increased our exposure to any developments or crises in African, Asian, European and other international markets. Unfavorable economic conditions and financial uncertainties in our major international markets and unstable political conditions, including civil unrest and governmental changes, in certain of our other international markets could undermine global consumer confidence and reduce consumers’ purchasing power, thereby reducing demand for our products. Included in the foregoing are long-term uncertainties surrounding the United Kingdom’s withdrawal from the European Union on January 31, 2020 (commonly referred to as “Brexit”) and any resulting increases in tariffs, importation restrictions, out of stocks, volatility in currency exchange rates, including the valuation of the euro and the British pound in particular, changes in the laws and regulations applied in the United Kingdom or impacts on economic and market conditions in the United Kingdom, the European Union and its member states and elsewhere.

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

Our stock price is affected by a number of factors, including stockholder expectations, financial results, the introduction of new products by us and our competitors, general economic and market conditions such as inflation, estimates and projections by the investment community and public comments by other parties as well as many other factors including litigation, many of which are beyond our control. We do not provide guidance on our future performance, including, but not limited to, our revenues, margins, product mix, operating expenses or net income. We may be unable to achieve analysts’ net revenue and/or earnings forecasts, which are based on their own projected revenues, sales volumes and sales mix of many product types and/or new products, certain of which are more profitable than others, as well as their own estimates of gross margin and operating expenses. There can be no assurance that we will achieve any such projected levels or mix of product sales, revenues, gross margins, operating profits and/or net income. As a result, our stock price is subject to significant volatility, and stockholders may not be able to sell our stock at attractive prices. In addition, periods of volatility in the market price of our stock could result in the initiation of securities class action litigation against us. During the fiscal year ended December 31, 2021, the high of our stock price was $99.89 and the low was $80.92.

Our investments are subject to risks which may cause losses and affect the liquidity of these investments.

At December 31, 2021, we had $1.33 billion in cash and cash equivalents, $1.75 billion in short-term investments and $99.4 million in long-term investments, including certificates of deposit, commercial paper, U.S. government agency securities, U.S. treasuries, and to a lesser extent, municipal securities. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. These risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

ITEM 1B.        UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.           PROPERTIES

As of February 16, 2022, our principal properties include our corporate headquarters as well as our Southern California warehouse and distribution center.

Our owned corporate facilities located in Corona, California, consist of (i) an approximately 141,000 square-foot, free-standing, six-story building (LEED Gold and ENERGY STAR certified), (ii) an approximately 147,625 square-foot three-story parking structure and storage facility, which houses our approximately 14,000 square-foot quality control laboratory, (iii) an approximately 75,426 square foot, free-standing, three-story building (currently pursuing ENERGY STAR certification), (iv) an approximately 20,661 square-foot, free-standing, single-story building and (v) an approximately 49,617 square-foot, free-standing, two-story building.

Our owned Southern California warehouse and distribution center is located in Rialto, California, consisting of an approximately 1,000,000 square-foot building which is LEED certified.

During 2020, we purchased a three-story office building located in Uxbridge, United Kingdom.

During 2019, we acquired a manufacturing plant and adjoining land in Athy, County Kildare, Ireland to produce and supply ingredients, including flavors, for certain of our international markets.

During 2019, we purchased approximately 7.66 acres of land in San Fernando, California. We are in the process of constructing a new production facility thereon to consolidate AFF’s operations into a single location.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, and any related insurance reimbursements. As of December 31, 2021, no loss contingencies were included in the Company’s consolidated balance sheet.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.          MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

The Company’s common stock trades on the Nasdaq Global Select Market under the symbol, “MNST”. As of February 16, 2022, there were 529,358,860 shares of the Company’s common stock outstanding held by approximately 189 holders of record. The holders of record do not include those stockholders whose shares are held of record by banks, brokers and other financial institutions.

Stock Price and Dividend Information

We have not paid cash dividends to our stockholders since our inception and do not anticipate paying cash dividends in the foreseeable future.

On March 13, 2020, the Company’s Board of Directors authorized a new share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “March 2020 Repurchase Plan”). During the year ended December 31, 2021, no shares were purchased under the March 2020 Repurchase Plan. As of February 28, 2022, $441.5 million remained available for repurchase under the March 2020 Repurchase Plan.

During the year ended December 31, 2021, 0.2 million shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $13.8 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying consolidated balance sheet at December 31, 2021.

No shares were repurchased during the quarter ended December 31, 2021.

Performance Graph

The following graph shows a five-year comparison of cumulative total returns:1

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
Monster Beverage Corporation
S&P 500 Index
Peer Group
$250
$200
$150
$100
$50
$0
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21

1Annual return assumes reinvestment of dividends. Cumulative total return assumes an initial investment of $100 on December 31, 2016. The Company’s self-selected peer group is comprised of TCCC, Dr. Pepper Snapple Group, Inc. (through July 9, 2018), Keurig Dr. Pepper Inc. (after July 10, 2018), National Beverage Corporation, Jones Soda Company and PepsiCo, Inc.

ITEM 6.           [RESERVED]

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

This overview provides our perspective on the individual sections of MD&A. MD&A includes the following sections:

●	The COVID-19 Pandemic – a discussion of the impact of the COVID-19 pandemic on our business employees and operations;
●	Our Business – a general description of our business, the value drivers of our business, and opportunities and risks facing our Company, stock repurchases, acquisitions and divestitures;
●	Results of Operations – an analysis of our consolidated results of operations for the years ended December 31, 2021 and 2020;
●	Sales – details of our sales measured on a quarterly basis in both dollars and cases;
●	Inflation – information about the impact that inflation may or may not have on our results;
●	Liquidity and Capital Resources – an analysis of our cash flows, sources and uses of cash and contractual obligations;
●	Accounting Policies and Pronouncements – a discussion of accounting policies that require critical judgments and estimates including newly issued accounting pronouncements;
●	Forward-Looking Statements – cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from the Company’s historical results or our current expectations or projections; and
●	Market Risks – information about market risks and risk management. (See “Forward-Looking Statements” and “Part II, Item 7A – Qualitative and Quantitative Disclosures about Market Risks”).

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

We are incredibly proud of the teamwork exhibited by our employees, co-packers and bottlers/distributors around the world who are endeavoring to maintain the integrity of our supply chain. Despite the ongoing impact of the COVID-19 pandemic, we achieved record annual net sales in 2021.

As countries continue to combat the COVID-19 pandemic, and as governments and/or local authorities impose regulations regarding COVID-19 testing, vaccine mandates and related workplace restrictions, there remains a risk that the COVID-19 pandemic may continue to impact our business and supply chain, including our ability to recruit and/or retain our employees as well as impact our co-packers, bottlers/distributors and/or suppliers.

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

Our Distribution and Supply Chain

In 2021, we experienced a number of global supply chain challenges as a result of unanticipated increases in demand, in part due to the COVID-19 pandemic, which adversely impacted both cost of sales and operating costs, and in certain markets, affected the availability of our products on shelves at retailers. In particular, we have experienced shortages in our aluminum can requirements, freight inefficiencies, shortages of shipping containers, port of entry congestion, and delays in the receipt and/or availability of certain ingredients. In the United States, we lacked sufficient co-packing capacity to meet increased demand for certain of our products. We have also experienced increased aluminum can costs attributable to higher aluminum commodity pricing as well as the costs of importing aluminum cans. In addition, we experienced increased ingredient and other input costs, including shipping and freight, labor, trucking, fuel, co-packing fees, secondary packaging materials, increased outbound freight costs and production inefficiencies, which resulted in increased costs of sales and increased operating costs.

We have addressed and will continue to address the controllable challenges in our supply chain, which remains largely intact. Additional can manufacturing capacity in the United States has been secured for 2022, although the Company will continue to import aluminum cans to supplement its domestic can supply. Can capacity in EMEA remains challenging and the Company expects to continue to import aluminum cans into EMEA for at least 2022. While co-packing capacity in the United States and EMEA also continues to be challenging, we have expanded our network in the United States and EMEA to substantially address supply constraints. Our flavor facility in Athy, Ireland is operational, producing certain flavors and blends for the EMEA region, is steadily increasing production, and is investigating the feasibility of a juice plant to produce EMEA’s juice product requirements. We continue to implement measures to mitigate our increased operating costs through pricing actions and reductions in promotions.

Liquidity and Capital Resources

As of the date of this filing, we expect to maintain substantial liquidity as we manage through the current environment as described in the “Liquidity and Capital Resources” section below.

Our Business

Overview

We develop, market, sell and distribute energy drink beverages and concentrates for energy drink beverages, primarily under the following brand names:

●     Monster Energy®

●     Monster Energy Ultra®

●     Monster Rehab®

●     Monster Energy® Nitro

●     Java Monster®

●     Muscle Monster®

●     Espresso Monster®

●     Punch Monster®

●     Juice Monster®

●     Monster Hydro® Energy Water

●     Monster Hydro® Super Sport

●     Monster HydroSport Super Fuel®

●     Monster Super Fuel®

●     Monster Dragon Tea®

●     Reign Total Body Fuel®

●     Reign Inferno® Thermogenic Fuel

● NOS® ● Full Throttle® ● Burn® ● Mother® ● Nalu® ● Ultra Energy® ● Play® and Power Play® (stylized) ● Relentless® ● BPM® ● BU® ● Gladiator® ● Samurai® ● Live+® ● Predator® ● Fury® ● True North®

The comparative results of operations for the twelve-months ended December 31, 2020 included a non-recurring tax benefit of approximately $165.1 million due to an intra-entity transfer of intangible assets between certain of the Company’s foreign subsidiaries, which resulted in a step-up of the tax-deductible basis in the transferred assets in a foreign jurisdiction, and created a temporary difference between the tax basis and the book basis for such intangible assets (the “Non-Recurring Tax Benefit”), as well as reduced marketing, sponsorships and certain other operating expenses, largely as a consequence of the COVID-19 pandemic. These items should be taken into consideration when evaluating comparative performance for the twelve-months ended December 31, 2021 as compared to the twelve-months ended December 31, 2020.

Our net sales of $5.5 billion for the year ended December 31, 2021 represented record annual net sales. The comparative net sales for the year ended December 31, 2020 were negatively impacted by $15.2 million related to product returns from our customers as a result of a European formulation issue with a limited number of products in Europe and a labeling issue concerning one product in Japan (the “Product Returns”). Net changes in foreign currency exchange rates had a favorable impact on net sales of approximately $61.9 million for the year ended December 31, 2021.

The vast majority of our net sales are derived from our Monster Energy® Drinks segment. Net sales of our Monster Energy® Drinks segment were $5.22 billion for the year ended December 31, 2021. Net sales of our Strategic Brands segment were $294.8 million for the year ended December 31, 2021. Our Monster Energy® Drinks segment represented 94.2% and 93.6% of our net sales for the years ended December 31, 2021 and 2020, respectively. Our Strategic Brands segment represented 5.3% and 5.8% of our net sales for the years ended December 31, 2021 and 2020, respectively. Our Other segment represented 0.5% and 0.6% of our net sales for the years ended December 31, 2021 and 2020, respectively. The comparative net sales for the Monster Energy® Drinks segment for the year ended December 31, 2020 were negatively impacted by $15.2 million related to the Product Returns.

Net changes in foreign currency exchange rates had a favorable impact on our net sales of the Monster Energy® Drinks segment of approximately $57.6 million for the year ended December 31, 2021. Net changes in foreign currency exchange rates had a favorable impact on net sales in the Strategic Brands segment of approximately $4.3 million for the year ended December 31, 2021.

Our growth strategy includes expanding our international business. Net sales to customers outside the United States amounted to $2.04 billion, $1.51 billion and $1.33 billion for the years ended December 31, 2021, 2020 and 2019, respectively. Such sales were approximately 37%, 33% and 32% of net sales for the years ended December 31, 2021, 2020 and 2019, respectively. The comparative net sales to customers outside the United States for the year ended December 31, 2020 were negatively impacted by $15.2 million related to the Product Returns.

Our customers are primarily full service beverage bottlers/distributors, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, foodservice customers, value stores, e-commerce retailers and the military. Percentages of our gross billings to our various customer types for the years ended December 31, 2021, 2020 and 2019 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such bottlers/distributors’ sales to their own customers.

	2021	2020	2019
U.S. full service bottlers/distributors	51%	56%	58%
International full service bottlers/distributors	39%	34%	33%
Club stores and e-commerce retailers	8%	8%	7%
Retail grocery, direct convenience, specialty chains and wholesalers	1%	1%	1%
Direct value stores and other	1%	1%	1%

Our customers include Coca-Cola Canada Bottling Limited, Coca-Cola Consolidated, Inc., Coca-Cola Bottling Company United, Inc., Reyes Coca-Cola Bottling, LLC, Great Lakes Coca-Cola Distribution, LLC, Coca-Cola Southwest Beverages LLC, The Coca-Cola Bottling Company of Northern New England, Inc., Swire Pacific Holdings, Inc. (USA), Liberty Coca-Cola Beverages, LLC, Coca-Cola Europacific Partners, Coca-Cola Hellenic, Coca-Cola FEMSA, Coca-Cola Amatil, Swire Coca-Cola (China), COFCO Coca-Cola, Coca-Cola Beverages Africa, Coca-Cola İçecek and certain other TCCC network bottlers, Asahi Soft Drinks, Co., Ltd., Wal-Mart, Inc. (including Sam’s Club), Costco Wholesale Corporation and Amazon.com, Inc. A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material adverse effect on our financial condition and consolidated results of operations.

Coca-Cola Consolidated, Inc. accounted for approximately 12%, 12% and 13% of our net sales for the years ended December 31, 2021, 2020 and 2019, respectively.

Reyes Coca-Cola Bottling, LLC accounted for approximately 10%, 11% and 11% of our net sales for the years ended December 31, 2021, 2020 and 2019, respectively.

Coca-Cola Europacific Partners accounted for approximately 12%, 10% and 10% of our net sales for the years ended December 31, 2021, 2020 and 2019, respectively.

We continue to incur expenditures in connection with the development and introduction of new products and flavors.

CANarchy Acquisition

On February 17, 2022, we completed our acquisition of CANarchy Craft Brewery Collective LLC (“CANarchy”), a craft beer and hard seltzer company, for $330.0 million in cash, subject to adjustments. The transaction allows us to enter the alcohol beverage sector and brings the Cigar City family of brands including Jai Alai IPA and Florida Man IPA, the Oskar Blues family of brands including Dale’s Pale Ale and Wild Basin Hard Seltzers, the Deep Ellum family of brands including Dallas Blonde and Deep Ellum IPA, the Perrin Brewing family of brands including Black Ale, the Squatters family of brands including Hop Rising Double IPA and Juicy IPA and the Wasatch family of brands including Apricot Hefeweizen to our beverage portfolio. The transaction does not include CANarchy’s stand-alone restaurants. Our organizational structure for our existing energy beverage business will remain unchanged. CANarchy will function independently, retaining its own organizational structure and team.

Value Drivers of our Business

We believe that the key value drivers of our business include the following:

●	International Growth – The introduction, development and sustained profitability of our brands internationally remains a key value driver for our corporate growth. One or more of our products are distributed in approximately 154 countries and territories worldwide.
●	Profitable Growth – We believe “functional” value-added beverage brands supported by marketing and innovation and targeted to a diverse consumer base, drive profitable growth. We are focused on increasing the profit margins for both our Monster Energy® Drinks segment and our Strategic Brands segment, and believe that tailored branding, packaging, pricing and distribution channel strategies help achieve profitable growth. We are implementing these strategies with a view to continuing profitable growth.
●	Cost Management – The principal focus of cost management will continue to be on mitigating increases and/or reducing input procurement and production costs on a per-case basis, including raw material costs and co-packing fees, as well as reducing freight costs by securing additional co-packing facilities strategically localized. Another key area of focus is to decrease promotional allowances, selling and general and administrative costs, including sponsorships, sampling, promotional and marketing expenses, as a percentage of net sales.
●	Efficient Capital Structure – Our capital structure is designed to optimize our working capital in order to finance expansion, both domestically and internationally. We believe that with our strong capital position, our ability to raise funds, if necessary, at a relatively low effective cost of borrowings, provides a competitive advantage. The reduction of days outstanding for accounts receivable and inventory days on hand will remain an area of focus.

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

Net sales, gross profit, operating income, net income and net income per share represent key measurements of the above value drivers. These measurements will continue to be a key management focus in 2022 and beyond (See “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations”).

As of December 31, 2021, the Company had working capital of $3.72 billion compared to $2.39 billion as of December 31, 2020. The increase in working capital was primarily the result of the $1.38 billion of net income earned during the year ended December 31, 2021. For the year ended December 31, 2021, our net cash provided by operating activities was approximately $1.16 billion as compared to $1.36 billion for the year ended December 31, 2020. Principal uses of cash flows in 2021, were purchases of investments, development of our Monster Energy® brand internationally and acquisitions of real property, property and equipment. These principal uses of cash flows are expected to be and remain our principal recurring use of cash and working capital funds in the future (See “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”).

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

In addition, other key challenges and risks that could impact our Company’s future financial results include, but are not limited to:

●	the continuation or worsening of the COVID-19 pandemic;
●	the risks associated with the realization of benefits from our relationship with TCCC;
●	changes in consumer preferences and demand for our products;
●	economic uncertainty in the United States, Europe and other countries in which we operate;
●	the risks associated with foreign currency exchange rate fluctuations;
●	maintenance of our brand image, product quality and corporate reputation;
●	increasing concern over various environmental, human rights and health matters, including obesity, caffeine consumption and energy drinks generally, and changes in regulation and consumer preferences in response to those concerns;

●	profitable expansion and growth of our family of brands in the competitive market place (See “Part I, Item 1 – Business – Competition” and “Part I, Item 1 – Business – Sales and Marketing”);
●	costs of establishing and promoting our brands internationally;
●	the risks associated with entering into new sectors in the beverage industry, in particular the alcohol beverage sector, and making acquisitions to implement our growth strategy;
●	increases in costs of raw materials used by us;
●	restrictions on imports and sources of supply, duties or tariffs, changes in related government regulations and disruptions in the timely import or export of our products and/or ingredients including flavors, flavor ingredients and supplement ingredients, due to port strikes and/or port congestion, delays due to the COVID-19 pandemic, related labor issues or other importation impediments;
●	protection of our existing intellectual property portfolio of trademarks and copyrights and the continuous pursuit to develop and protect new and innovative trademarks and copyrights for our expanding product lines;
●	limitations on available quantities of aluminum cans;
●	the increased costs resulting from importing aluminum cans and other raw materials and ingredients;
●	limitations on co-packing availability;
●	increases in ocean and domestic freight rates;
●	shortages of shipping containers and port congestion;
●	the long-term impact of Brexit on our business in Europe and the United Kingdom; and
●	the imposition of additional regulation, including regulation restricting the sale of energy drinks, limiting caffeine content in beverages, requiring product labeling and/or warnings, imposing excise taxes and/or sales taxes, and/or limiting product size and/or age restrictions.

See “Part I, Item 1A – Risk Factors” for additional information about risks and uncertainties facing our Company.

We believe that the following opportunities exist for us:

●	domestic and international growth potential of our products;
●	growth potential of the energy drink category, both domestically and internationally;
●	growth potential of the affordable energy drink category;
●	planned and future new product and product line introductions with the objective of increasing sales and/or contributing to higher profitability;
●	the introduction of new package formats designed to generate strong revenue growth;
●	package, pricing and channel opportunities to increase profitable growth;
●	effective strategic positioning to capitalize on industry growth;
●	broadening distribution/expansion opportunities in both domestic and international markets;
●	launching and/or relaunching our products and new products into new domestic and international markets and channels;
●	continued focus on reducing our cost base ; and
●	our entry into the alcohol category and development of our alcoholic portfolio.

Results of Operations

This section of the Annual Report on Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. A detailed discussion of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

The following table sets forth key statistics for the years ended December 31, 2021, 2020 and 2019, respectively.

(In thousands, except per share amounts)				Percentage	Percentage
				Change	Change
	2021	2020	2019	21 vs. 20	20 vs. 19
Net sales[1]	$5,541,352	$4,598,638	$4,200,819	20.5%	9.5%
Cost of sales	2,432,839	1,874,758	1,682,234	29.8%	11.4%
Gross profit*[1]	3,108,513	2,723,880	2,518,585	14.1%	8.2%
Gross profit as a percentage of net sales	56.1%	59.2%	60.0%

Operating expenses	1,311,046	1,090,727	1,115,646	20.2%	(2.2)%
Operating expenses as a percentage of net sales	23.7%	23.7%	26.6%

Operating income[1]	1,797,467	1,633,153	1,402,939	10.1%	16.4%
Operating income as a percentage of net sales	32.4%	35.5%	33.4%

Other income (expense), net	3,952	(6,996)	13,023	(156.5)%	(153.7)%

Income before provision for income taxes[1]	1,801,419	1,626,157	1,415,962	10.8%	14.8%

Provision for income taxes	423,944	216,563	308,127	95.8%	(29.7)%

Income taxes as a percentage of income before taxes	23.5%	13.3%	21.8%

Net income[1]	$1,377,475	$1,409,594	$1,107,835	(2.3)%	27.2%
Net income as a percentage of net sales	24.9%	30.7%	26.4%

Net income per common share:
Basic	$2.61	$2.66	$2.04	(2.1)%	30.3%
Diluted	$2.57	$2.64	$2.03	(2.4)%	30.0%

Case sales (in thousands) (in 192‑ounce case equivalents)	613,441	504,821	448,770	21.5%	12.5%

¹Includes $41.5 million, $42.1 million and $46.3 million for the years ended December 31, 2021, 2020 and 2019, respectively, related to the recognition of deferred revenue.

*Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses. We include out-bound freight and warehouse costs in operating expenses rather than in cost of sales.

Net Sales

Net sales were $5.54 billion for the year ended December 31, 2021, an increase of approximately $942.7 million, or 20.5% higher than net sales of $4.60 billion for the year ended December 31, 2020. Net sales increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had a favorable impact on net sales of approximately $61.9 million for the year ended December 31, 2021. The comparative net sales for the year ended December 31, 2020 were negatively impacted by $15.2 million related to the Product Returns.

Net sales for the Monster Energy® Drinks segment were $5.22 billion for the year ended December 31, 2021, an increase of approximately $915.4 million, or 21.3% higher than net sales of $4.31 billion for the year ended December 31, 2020. Net sales for the Monster Energy® Drinks segment increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had a favorable impact on net sales for the Monster Energy® Drinks segment of approximately $57.6 million for the year ended December 31, 2021. The comparative net sales for the Monster Energy® Drinks segment for the year ended December 31, 2020 were negatively impacted by $15.2 million related to the Product Returns.

Net sales for the Strategic Brands segment were $294.8 million for the year ended December 31, 2021, an increase of approximately $28.4 million, or 10.7% higher than net sales of $266.4 million for the year ended December 31, 2020. Net sales for the Strategic Brands segment increased primarily due to increased worldwide sales by volume of our Predator®, Burn® and Mother® brand energy drinks as a result of increased consumer demand. Shortages of certain NOS® concentrates negatively impacted net sales for the year ended December 31, 2021. Net changes in foreign currency exchange rates had a favorable impact on net sales of approximately $4.3 million for the Strategic Brands segment for the year ended December 31, 2021.

Net sales for the Other segment were $25.9 million for the year ended December 31, 2021, a decrease of approximately $1.1 million, or 4.1% lower than net sales of $27.0 million for the year ended December 31, 2020.

Case sales, in 192-ounce case equivalents, were 613.4 million cases for the year ended December 31, 2021, an increase of approximately 108.6 million cases or 21.5% higher than case sales of 504.8 million cases for the year ended December 31, 2020. The overall average net sales per case (excluding net sales of AFF Third-Party Products of $25.9 million and $27.0 million for the year ended December 31, 2021 and 2020, respectively, as these sales do not have unit case equivalents) decreased to $8.99 for the year ended December 31, 2021, which was 0.7% lower than the average net sales per case of $9.06 for the year ended December 31, 2020. The decrease in the average net sales per case was primarily the result of geographical sales mix.

Gross Profit

Gross profit was $3.11 billion for the year ended December 31, 2021, an increase of approximately $384.6 million, or 14.1% higher than the gross profit of $2.72 billion for the year ended December 31, 2020. The increase in gross profit dollars was primarily the result of the $942.7 million increase in net sales for the year ended December 31, 2021.

Gross profit as a percentage of net sales decreased to 56.1% for the year ended December 31, 2021 from 59.2% for the year ended December 31, 2020. The decrease for the year ended December 31, 2021 was primarily the result of increased aluminum can costs attributable to higher aluminum commodity pricing, increased costs of certain other raw materials and ingredients, increased freight-in costs and geographical sales mix.

Operating Expenses

Total operating expenses were $1.31 billion for the year ended December 31, 2021, an increase of approximately $220.3 million, or 20.2% higher than total operating expenses of $1.09 billion for the year ended December 31, 2020. As a percentage of net sales, operating expenses were 23.7% for both the years ended December 31, 2021 and 2020. The increase in operating expenses was primarily due to increased out-bound freight and warehouse costs of $86.1 million, increased payroll expenses of $42.5 million, increased expenditures of $38.1 million for sponsorships and endorsements, increased expenditures of $15.7 million for social media and digital marketing, and increased expenditures of $10.4 million for professional service expenses, including accounting and legal costs. The increase in operating expenses for the year ended December 31, 2021, was partially offset by $16.9 million due to the reversal of amounts previously accrued in connection with an intellectual property claim. During the comparative 2020 period, the Company decreased expenditures for sponsorship and endorsements and decreased expenditures for travel and entertainment, each largely as a consequence of the COVID-19 pandemic. The impact of the COVID-19 pandemic was less pronounced on our sales and marketing programs during the year ended December 31, 2021. Operating expenses for the year ended December 31, 2019 (pre COVID-19) were $1.12 billion, or 26.6% of net sales.

Operating Income

Operating income was $1.80 billion for the year ended December 31, 2021, an increase of approximately $164.3 million, or 10.1% higher than operating income of $1.63 billion for the year ended December 31, 2020. Operating income as a percentage of net sales decreased to 32.4% for the year ended December 31, 2021 from 35.5% for the year ended December 31, 2020. Operating income was $402.8 million and $279.7 million for the year ended December 31, 2021 and 2020, respectively, for our operations in EMEA, Asia Pacific, Latin America and the Caribbean. Operating income for the year ended December 31,2019 (pre COVID-19) was $1.4 billion, or 33.4% of net sales.

Operating income for the Monster Energy® Drinks segment, exclusive of corporate and unallocated expenses, was $1.99 billion for the year ended December 31, 2021, an increase of approximately $170.4 million, or 9.4% higher than operating income of $1.82 billion for the year ended December 31, 2020. The increase in operating income for the Monster Energy® Drinks segment was primarily the result of the $915.4 million increase in net sales for the year ended December 31, 2021.

Operating income for the Strategic Brands segment, exclusive of corporate and unallocated expenses, was $173.7 million for the year ended December 31, 2021, an increase of approximately $18.6 million, or 12.0% higher than operating income of $155.0 million for the year ended December 31, 2020. The increase in operating income for the Strategic Brands segment was primarily the result of the $28.4 million increase in net sales.

Operating income for the Other segment, exclusive of corporate and unallocated expenses, was $6.9 million for the year ended December 31, 2021, an increase of approximately $1.0 million, or 16.9% higher than operating income of $5.9 million for the year ended December 31, 2020.

Other Income (Expense), net

Other income (expense), net, was $4.0 million for the year ended December 31, 2021, as compared to other income (expense), net, of ($7.0) million for the year ended December 31, 2020. Foreign currency transaction gains (losses) were $0.3 million and ($11.2) million for the year ended December 31, 2021 and 2020, respectively. Interest income was $4.2 million and $8.1 million for the year ended December 31, 2021 and 2020, respectively.

Provision for Income Taxes

Provision for income taxes was $423.9 million for the year ended December 31, 2021, an increase of $207.4 million, or 95.8% higher than the provision for income taxes of $216.6 million for the year ended December 31, 2020. The effective combined federal, state and foreign tax rate was 23.5% and 13.3% for the year ended December 31, 2021 and 2020, respectively. The comparative provision for income taxes for the year ended December 31, 2020 included the Non-Recurring Tax Benefit of approximately $165.1 million.

Net Income

Net income was $1.38 billion for the year ended December 31, 2021, a decrease of $32.1 million, or 2.3% lower than net income of $1.41 billion for the year ended December 31, 2020. The decrease in net income for the year ended December 31, 2021 was primarily due to the $207.4 million increase in the provision for income taxes and the $220.3 million increase in operating expenses, partially offset by the $393.1 million increase in gross profit.

Key Business Metrics

We use certain key metrics and financial measures not prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) to evaluate and manage our business. For a further discussion of how we use key metrics and certain non-GAAP financial measures, see “Non-GAAP Financial Measures and Other Key Metrics” below.

Non-GAAP Financial Measures and Other Key Metrics

Gross Billings**

Gross billings were $6.42 billion for the year ended December 31, 2021, an increase of approximately $1.10 billion, or 20.6% higher than gross billings of $5.33 billion for the year ended December 31, 2020. Net changes in foreign currency exchange rates had a favorable impact on gross billings of approximately $83.1 million for the year ended December 31, 2021. The comparative gross billings for the year ended December 31, 2020 were negatively impacted by $15.2 million related to the Product Returns.

Gross billings for the Monster Energy® Drinks segment were $6.06 billion for the year ended December 31, 2021, an increase of approximately $1.06 billion, or 21.3% higher than gross billings of $5.00 billion for the year ended December 31, 2020. Gross billings for the Monster Energy® Drinks segment increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had a favorable impact on gross billings for the Monster Energy® Drinks segment of approximately $78.7 million for the year ended December 31, 2021. The comparative gross billings for the Monster Energy® Drinks segment for the year ended December 31, 2020 were negatively impacted by $15.2 million related to the Product Returns.

Gross billings for the Strategic Brands segment were $340.2 million for the year ended December 31, 2021, an increase of $34.8 million, or 11.4% higher than gross billings of $305.4 million for the year ended December 31, 2020. Shortages of NOS® concentrate negatively impacted gross billings for the year ended December 31, 2021. Net changes in foreign currency exchange rates had a favorable impact on gross billings in the Strategic Brands segment of approximately $4.4 million for the year ended December 31, 2021.

Gross billings for the Other segment were $25.9 million for the year ended December 31, 2021, a decrease of $1.1 million, or 4.1% lower than gross billings of $27.0 million for the year ended December 31, 2020.

Promotional allowances, commissions and other expenses, as described in the footnote below, were $924.7 million for the year ended December 31, 2021, an increase of $152.6 million, or 19.8% higher than promotional allowances, commissions and other expenses of $772.2 million for the year ended December 31, 2020. Promotional allowances as a percentage of gross billings decreased to 12.8% from 13.1% for the year ended December 31, 2021 and 2020, respectively.

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

The following table reconciles the non-GAAP financial measure of gross billings with the most directly comparable GAAP financial measure of net sales:

				Percentage	Percentage
In thousands				Change	Change
	2021	2020	2019	21 vs. 20	20 vs. 19
Gross Billings	$6,424,632	$5,328,683	$4,821,411	20.6%	10.5%
Deferred Revenue	41,462	42,110	46,287	(1.5%)	(9.0%)
Less: Promotional allowances, commissions and other expenses***	(924,742)	(772,155)	(666,879)	19.8%	15.8%
Net Sales	$5,541,352	$4,598,638	$4,200,819	20.5%	9.5%

***Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the presentation thereof does not conform to GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances primarily include consideration given to our bottlers/distributors or retail customers including, but not limited to the following: (i) discounts granted off list prices to support price promotions to end-consumers by retailers; (ii) reimbursements given to our bottlers/distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (iii) our agreed share of fees given to bottlers/distributors and/or directly to retailers for advertising, in-store marketing and promotional activities; (iv) our agreed share of slotting, shelf space allowances and other fees given directly to retailers, club stores and/or wholesalers; (v) incentives given to our bottlers/distributors and/or retailers for achieving or exceeding certain predetermined sales goals; (vi) discounted or free products; (vii) contractual fees given to our bottlers/distributors related to sales made by us direct to certain customers that fall within the bottlers’/distributors’ sales territories; and (viii) certain commissions paid based on sales to our bottlers/distributors. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. Promotional and other allowances constitute a material portion of our marketing activities. Our promotional allowance programs with our numerous bottlers/distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year. The primary drivers of our promotional and other allowance activities for the years ended December 31, 2021 and 2020 were (i) to increase sales volume and trial, (ii) to address market conditions, and (iii) to secure shelf and display space at retail.

Sales

The table set forth below discloses selected quarterly data regarding sales for the past three years. Data from any one or more quarters is not necessarily indicative of annual results or continuing trends.

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

	2021	2020	2019
Net Sales (in Thousands)
Quarter 1	$1,243,816	$1,062,097	$945,991
Quarter 2	1,461,934	1,093,896	1,104,045
Quarter 3	1,410,557	1,246,362	1,133,577
Quarter 4	1,425,045	1,196,283	1,017,206
Total	$5,541,352	$4,598,638	$4,200,819

Less: AFF third party net sales (in Thousands)
Quarter 1	$(5,727)	$(5,105)	$(5,321)
Quarter 2	(7,905)	(6,644)	(5,791)
Quarter 3	(6,316)	(8,618)	(5,860)
Quarter 4	(5,969)	(6,671)	(4,893)
Total	$(25,917)	$(27,038)	$(21,865)

Adjusted Net Sales (in Thousands)¹
Quarter 1	$1,238,089	$1,056,992	$940,670
Quarter 2	1,454,029	1,087,252	1,098,254
Quarter 3	1,404,241	1,237,744	1,127,717
Quarter 4	1,419,076	1,189,612	1,012,313
Total	$5,515,435	$4,571,600	$4,178,954

Case Volume / Sales (in Thousands)
Quarter 1	138,566	115,598	101,284
Quarter 2	161,450	116,960	119,595
Quarter 3	159,975	139,922	121,854
Quarter 4	153,450	132,341	106,037
Total	613,441	504,821	448,770

Adjusted Average Net Sales Per Case
Quarter 1	$8.94	$9.14	$9.29
Quarter 2	9.01	9.30	9.18
Quarter 3	8.78	8.85	9.25
Quarter 4	9.25	8.99	9.55
Total	$8.99	$9.06	$9.31

1Excludes Other segment net sales of $25.9 million, $27.0 million and $21.9 million for the years ended December 31, 2021, 2020 and 2019, respectively, comprised of sales of our AFF Third-Party Products to independent third parties as these sales do not have unit case equivalents.

The following represents case sales by segment for the years ended December 31:

(In thousands, except average net sales per case)	2021	2020	2019
Net sales	$5,541,352	$4,598,638	$4,200,819
Less: AFF third-party sales	(25,917)	(27,038)	(21,865)
Adjusted net sales[1]	$5,515,435	$4,571,600	$4,178,954

Case sales by segment:
Monster Energy® Drinks	520,577	428,596	377,551
Strategic Brands	92,864	76,225	71,219
Other	—	—	—
Total case sales	613,441	504,821	448,770
Average net sales per case	$8.99	$9.06	$9.31

1Excludes Other segment net sales of $25.9 million, $27.0 million and $21.9 million for the years ended December 31, 2021, 2020 and 2019, respectively, comprised of sales of our AFF Third-Party Products to independent third parties as these sales do not have unit case equivalents.

Inflation

Inflation had a negative impact on our results of operations, leading to increased cost of sales and operating expenses for the year ended December 31, 2021. Inflation did not have a significant impact on our results of operations for the years ended December 31, 2020 or 2019.

Liquidity and Capital Resources

Cash and cash equivalents, short-term and long-term investments – As of December 31, 2021, we had $1.33 billion in cash and cash equivalents, $1.75 billion in short-term investments and $99.4 million in long-term investments, including certificates of deposit, commercial paper, U.S. government agency securities, U.S. treasuries, and to a lesser extent, municipal securities. We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical rating organizations) in selecting and maintaining our investments. We regularly assess market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Of our $1.33 billion of cash and cash equivalents held at December 31, 2021, $608.6 million was held by our foreign subsidiaries. No short-term or long-term investments were held by our foreign subsidiaries at December 31, 2021.

We believe that cash available from operations, including our cash resources and our revolving line of credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of shares of our common stock, as well as purchases of capital assets, equipment and properties, through at least the next 12 months. Based on our current plans, capital expenditures (exclusive of common stock repurchases) are currently estimated to be approximately $150.0 million through December 31, 2022. However, future business opportunities may cause a change in this estimate.

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

The following summarizes our cash flows for the years ended December 31, 2021, 2020 and 2019 (in thousands):

Net cash provided by (used in):
	2021	2020	2019
Operating activities	$1,155,741	$1,364,163	$1,113,762
Investing activities	$(992,022)	$(472,487)	$(326,724)
Financing activities	$34,821	$(526,068)	$(628,506)

Cash flows provided by operating activities. Cash provided by operating activities was $1.16 billion for the year ended December 31, 2021, as compared with cash provided by operating activities of $1.36 billion for the year ended December 31, 2020.

For the year ended December 31, 2021, cash provided by operating activities was primarily attributable to net income earned of $1.38 billion and adjustments for certain non-cash expenses, consisting of $50.2 million of depreciation and amortization, and $70.5 million of stock-based compensation. For the year ended December 31, 2021, cash provided by operating activities also increased due to a $114.3 million increase in accounts payable, a $71.6 million increase in accrued liabilities, a $31.5 million increase in accrued promotional allowances, a $16.4 million increase in deferred income taxes, an $8.0 million increase in accrued compensation and a $7.2 million increase in income taxes payable. For the year ended December 31, 2021, cash used in operating activities was primarily attributable a $277.8 million increase in inventories, a $254.2 million increase in accounts receivable, a $29.3 million increase in prepaid expenses and other assets, a $22.7 million decrease in deferred revenue and a $10.9 million increase in prepaid income taxes.

For the year ended December 31, 2020, cash provided by operating activities was primarily attributable to net income earned of $1.41 billion and adjustments for certain non-cash expenses, consisting of $57.0 million of depreciation and amortization, $70.3 million of stock-based compensation and $8.7 million of intangible impairments. For the year ended December 31, 2020, cash provided by operating activities also increased due to a $30.3 million decrease in inventories, a $26.4 million increase in accrued liabilities, an $18.7 million increase in accounts payable, a $13.8 million increase in accrued promotional allowances, a $10.4 million increase in income taxes payable, a $7.5 million increase in accrued compensation, a $5.5 million decrease in prepaid income taxes and a $1.0 million decrease in prepaid expenses and other assets. For the year ended December 31, 2020, cash used in operating activities was primarily attributable to a $156.9 million increase in deferred income taxes, a $120.1 million increase in accounts receivable and a $21.5 million decrease in deferred revenue.

Cash flows used in investing activities. Net cash used in investing activities was $992.0 million for the year ended December 31, 2021 as compared to cash used in investing activities of $472.5 million for the year ended December 31, 2020.

For both the years ended December 31, 2021 and 2020, cash provided by investing activities was primarily attributable to sales of available-for-sale investments. For both the years ended December 31, 2021 and 2020, cash used in investing activities was primarily attributable to purchases of available-for-sale investments. For both the years ended December 31, 2021 and 2020, cash used in investing activities also included the acquisition of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, real property, computer software, equipment used for sales and administrative activities, certain leasehold improvements, improvements to real property as well as the acquisition, defense and maintenance of trademarks. We expect to continue to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, leasehold improvements, the acquisition of capital equipment (specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products and to develop our brand in international markets) and for other corporate purposes. From time to time, we may also use cash to purchase additional real property related to our beverage business and/or acquire compatible businesses.

Cash flows provided by (used in) financing activities. Cash provided by financing activities was $34.8 million for the year ended December 31, 2021 as compared to cash used in financing activities of ($526.1) million for the year ended December 31, 2020. The cash flows provided by financing activities for both the years ended December 31, 2021, and 2020 was primarily attributable to the issuance of our common stock related to stock-based compensation. The cash flows used in financing activities for both the years ended December 31, 2021 and 2020 was primarily the result of the repurchases of our common stock related to stock-based compensation.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of December 31, 2021:

	Payments due by period (in thousands)
		Less than	1‑3	3‑5	More than
Obligations	Total	1 year	years	years	5 years

Contractual Obligations[1]	$305,053	$236,698	$68,345	$10	$—
Finance Leases	1,006	964	34	8	—
Operating Leases	24,714	4,605	6,799	3,361	9,949
Purchase Commitments[2]	273,422	273,422	—	—	—
	$604,195	$515,689	$75,178	$3,379	$9,949

¹ Contractual obligations include our obligations related to sponsorships, other marketing activities and AFF new production facility construction costs.

² Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms, but are generally satisfied within one year.

In addition, no unrecognized tax benefits have been recorded as liabilities as of December 31, 2021. It is expected that the amount of unrecognized tax benefits will not significantly change within the next 12 months.

Accounting Policies and Pronouncements

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. GAAP requires us to make estimates and assumptions that affect the reported amounts in our consolidated financial statements. Critical accounting estimates are those that management believes are the most important to the portrayal of our financial condition and results and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and that have had, or are reasonably likely to have, a material impact on our financial condition or results of operations. Judgments and uncertainties may result in materially different amounts being reported under different conditions or using different assumptions. See “Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 – Organization and Summary of Significant Accounting Policies” for a summary of our significant accounting policies.

The following summarizes our most significant critical accounting estimates:

Goodwill – The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not amortized; instead, goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If the Company reasonably determines that it is more-likely-than-not that the fair value is less than the carrying value, the Company performs its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. Application of the goodwill impairment test requires significant judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated through the use of a discounted cash flow methodology. This analysis requires significant assumptions, including discount rate, projected future revenues, projected future operating margins and terminal growth rates. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. The Company will recognize an impairment for the amount by which the carrying amount exceeds a reporting unit’s fair value. For the years ended December 31, 2021, 2020 and 2019, there were no impairments recorded and there are no accumulated impairment balances.

Other Intangibles – In accordance with FASB ASC 350, intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists. Recoverability of indefinite-lived intangible assets is determined on a relief from royalty methodology, which is based on the implied royalty paid, at an appropriate discount rate, to license the use of an asset rather than owning the asset. The present value of the after-tax cost savings (i.e. royalty relief) indicates the estimated fair value of the asset. Any excess of the carrying value over the estimated fair value is recognized as an impairment loss equal to that excess. This analysis requires significant assumptions, including discount rate, projected future revenues and terminal growth rates. A significant change in any or a combination of the assumptions used to estimate fair value of our indefinite-lived intangible assets could have a negative impact on the estimated fair values. The Company amortizes its trademarks with finite useful lives over their respective useful lives. For the years ended December 31, 2021 and 2019 no impairments were recorded. For the year ended December 31, 2020, an impairment charge of $8.7 million was recorded to intangibles.

Revenue Recognition – Promotional and other allowances (variable consideration) recorded as a reduction to net sales, primarily include consideration given to the Company’s bottlers/distributors or retail customers including, but not limited to the following:

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

Forward-Looking Statements

Certain statements made in this report may constitute forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) regarding the expectations of management with respect to revenues, profitability, adequacy of funds from operations and our existing credit facility, among other things. All statements containing a projection of revenues, income (loss), earnings (loss) per share, capital expenditures, dividends, capital structure or other financial items, a statement of management’s plans and objectives for future operations, or a statement of future economic performance contained in management’s discussion and analysis of financial condition and results of operations, including statements related to new products, volume growth and statements encompassing general optimism about future operating results and non-historical information, are forward-looking statements within the meaning of the Exchange Act. Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “plans,” “expects,” “estimates” and similar expressions are intended to identify forward-looking statements.

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside our control and involve a number of risks, uncertainties and other factors, that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

●	Our ability to absorb, mitigate or pass on to our bottlers/distributors and/or consumers increases in commodity, freight and other costs;
●	The human and economic consequences of the COVID-19 pandemic, including new variants, as well as the measures taken or that may be taken in the future by governments, and consequently, businesses (including the Company and its suppliers, bottlers/ distributors, co-packers and other service providers) and the public at large to limit the COVID-19 pandemic;
●	Fluctuations in growth and/or growth rates and/or decline in sales of the domestic and international energy drink categories generally, including in the convenience and gas channel (which is our largest channel) and the impact on demand for our products resulting from deteriorating economic conditions and/or financial uncertainties due to the COVID-19 pandemic;
●	The impact of temporary plant closures, production slowdowns and disruptions in operations experienced by our suppliers, bottlers/distributors and/or co-packers as a result of the COVID-19 pandemic, including any material disruptions on the production and distribution of our products;

●	The impact of the reduction in 2020 or future reductions of our sponsorship and endorsement activities as well as our sampling activities as a result of COVID-19 or other pandemics on our future sales and market share;
●	The impact of countries being in lockdown due to the COVID-19 pandemic at various times;
●	Delays in the availability and/or administration and/or acceptance of vaccines may prolong the COVID-19 pandemic;
●	The impact of vaccine mandates on our business and supply chain, including our ability to recruit and/or retain employees, and disruptions in the business of our co-packers, bottlers/distributors and/or suppliers.
●	Closures of, and continued restrictions on, on-premise retailers and other establishments which sell our products as the result of the COVID-19 pandemic;
●	The limitation or reduction by our suppliers, bottlers/distributors and/or co-packers of their activities and/or operations during the COVID-19 pandemic;
●	The impact of the COVID-19 pandemic on our product sampling programs;
●	Our ability to introduce new products and the impact of the COVID-19 pandemic on our innovation activities;
●	Our ability to successfully adapt to the changing landscape of advertising, marketing, promotional, sponsorship and endorsement opportunities created by the COVID-19 pandemic;
●	Other effects of the COVID-19 pandemic on our employees, such as mental health challenges that employees may face;
●	The impact of any reductions in productivity and disruptions to our business routines while most office-based employees of the Company are working remotely;
●	The impact of logistical issues, including shortages of shipping containers, port of entry congestion and increased freight costs;
●	We have extensive commercial arrangements with TCCC and, as a result, our future performance is substantially dependent on the success of our relationship with TCCC;
●	The impact of TCCC’s bottlers/distributors distributing Coca-Cola brand energy drinks and possible reductions in the number of our SKUs carried by such bottlers/distributors and/or such bottlers/distributors imposing limitations on distributing new product SKUs;
●	The effect of TCCC being one of our significant stockholders and the potential divergence of TCCC’s interests from those of our other stockholders;
●	Our ability to maintain relationships with TCCC system bottlers/distributors and manage their ongoing commitment to focus on our products;
●	Disruption in distribution channels and/or decline in sales due to the termination and/or insolvency of existing and/or new domestic and/or international bottlers/distributors;
●	Lack of anticipated demand for our products in domestic and/or international markets;
●	Fluctuations in the inventory levels of our bottlers/distributors, planned or otherwise, and the resultant impact on our revenues;
●	Unfavorable regulations, including taxation requirements, age restrictions imposed on the sale, purchase, or consumption of our products, marketing restrictions, product registration requirements, tariffs, trade restrictions, container size limitations and/or ingredient restrictions;
●	The effect of inquiries from, and/or actions by, state attorneys general, the Federal Trade Commission (the “FTC”), the Food and Drug Administration (the “FDA”), municipalities, city attorneys, other government agencies, quasi-government agencies, government officials (including members of U.S. Congress) and/or analogous central and local agencies and other authorities in the foreign countries in which our products are manufactured and/or distributed, into the advertising, marketing, promotion, ingredients, sale and/or consumption of our energy drink products, including voluntary and/or required changes to our business practices;
●	Our ability to comply with laws, regulations and evolving industry standards regarding consumer privacy and data use and security, including with respect to the General Data Protection Regulation and the California Consumer Privacy Act of 2018;
●	Our ability to achieve profitability and/or repatriate cash from certain of our operations outside the United States;

●	Our ability to manage legal and regulatory requirements in foreign jurisdictions, potential difficulties in staffing and managing foreign operations and potentially higher incidence of fraud or corruption and credit risk of foreign customers and/or bottlers/distributors;
●	Changes in U.S. tax laws as a result of any legislation proposed by the new U.S. Presidential Administration or U.S. Congress, which may include efforts to change or repeal the 2017 Tax Cuts and Jobs Act and the federal corporate income tax rate reduction;
●	Our ability to produce our products in international markets in which they are sold, thereby reducing freight costs and/or product damages;
●	Our ability to effectively manage our inventories and/or our accounts receivables;
●	Our foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities denominated in currencies other than the U.S. dollar, which will continue to increase as foreign sales increase;
●	The long-term impact of the United Kingdom’s departure from the European Union (or “Brexit”);
●	Changes in accounting standards may affect our reported profitability;
●	Implications of the Organization for Economic Cooperation and Development’s base erosion and profit shifting project;
●	Any proceedings which may be brought against us by the Securities and Exchange Commission (the “SEC”), the FDA, the FTC or other governmental agencies or bodies;
●	The outcome and/or possibility of future shareholder derivative actions or shareholder securities litigation that may be filed against us and/or against certain of our officers and directors, and the possibility of other private shareholder litigation;
●	The outcome of product liability or consumer fraud litigation and/or class action litigation (or its analog in foreign jurisdictions) regarding the safety of our products and/or the ingredients in and/or claims made in connection with our products and/or alleging false advertising, marketing and/or promotion, and the possibility of future product liability and/or class action lawsuits;
●	Exposure to significant liabilities due to litigation, legal or regulatory proceedings;
●	Intellectual property injunctions;
●	Unfavorable resolution of tax matters;
●	Uncertainty and volatility in the domestic and global economies, including risk of counterparty default or failure;
●	Our ability to address any significant deficiencies or material weakness in our internal controls over financial reporting;
●	Our ability to continue to generate sufficient cash flows to support our expansion plans and general operating activities;
●	Decreased demand for our products resulting from changes in consumer preferences, including changes in demand for different packages, sizes and configurations, obesity and other perceived health concerns, including concerns relating to certain ingredients in our products or packaging, product safety concerns and/or from decreased consumer discretionary spending power;
●	Adverse publicity surrounding obesity and health concerns related to our products, product safety and quality, water usage, environmental impact and sustainability, human rights, our culture, workforce and labor and workplace laws;
●	Changes in demand that are weather related and/or for other reasons, including changes in product category and/or package consumption and changes in cost and availability of certain key ingredients including aluminum cans, as well as disruptions to the supply chain, as a result of climate change and extreme weather conditions;
●	The impact of unstable political conditions, civil unrest, large scale terrorist acts, the outbreak or escalation of armed hostilities, major natural disasters and extreme weather conditions, or widespread outbreaks of infectious diseases (such as the COVID-19 pandemic);
●	The impact on our business of competitive products and pricing pressures and our ability to gain or maintain our share of sales in the marketplace as a result of actions by competitors, including unsubstantiated and/or misleading claims, false advertising claims and tortious interference, as well as competitors selling misbranded products;
●	The impact on our business of trademark and trade dress infringement proceedings brought against us relating to our brands, including our Reign Total Body Fuel® high performance energy drinks, which could result in an injunction barring us from selling certain of our products and/or require changes to be made to our current trade dress;
●	Our ability to implement and/or maintain price increases, including through reductions in promotional allowances;

●	An inability to achieve volume growth through product and packaging initiatives;
●	Our ability to sustain the current level of sales and/or achieve growth for our Monster Energy® brand energy drinks and/or our other products, including our Strategic Brands;
●	Our ability to implement our growth strategy, including expanding our business in existing and new sectors, such as the alcoholic beverage sector;
●	Our ability to successfully integrate CANarchy and other acquired businesses or assets;
●	The impact of criticism of our energy drink products and/or the energy drink market generally and/or legislation enacted (whether as a result of such criticism or otherwise) that restricts the marketing or sale of energy drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limits caffeine content in beverages, requires certain product labeling disclosures and/or warnings, imposes excise and/or sales taxes, limits product sizes and/or imposes age restrictions for the sale of energy drinks;
●	Our ability to comply with and/or resulting lower consumer demand and/or lower profit margins for energy drinks due to proposed and/or future U.S. federal, state and local laws and regulations and/or proposed or existing laws and regulations in certain foreign jurisdictions and/or any changes therein, including changes in taxation requirements (including tax rate changes, new tax laws, new and/or increased excise, sales and/or other taxes on our products and revised tax law interpretations) and environmental laws, as well as the Federal Food, Drug, and Cosmetic Act and regulations or rules made thereunder or in connection therewith by the FDA, as well as changes in any other food, drug or similar laws in the United States and internationally, especially those changes that may restrict the sale of energy drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limit caffeine content in beverages, require certain product labeling disclosures and/or warnings, impose excise taxes, impose sugar taxes, limit product sizes, or impose age restrictions for the sale of energy drinks, as well as laws and regulations or rules made or enforced by the Bureau of Alcohol, Tobacco, Firearms and Explosives and/or the FTC or their foreign counterparts;
●	Disruptions in the timely import or export of our products and/or ingredients including flavors, flavor ingredients and supplement ingredients due to port congestion, strikes and related labor issues or otherwise;
●	Our ability to satisfy all criteria set forth in any model energy drink guidelines, including, without limitation, those adopted by the American Beverage Association, of which we are a member, and/or any international beverage associations and the impact of our failure to satisfy such guidelines may have on our business;
●	The effect of unfavorable or adverse public relations, press, articles, comments and/or media attention;
●	Changes in the cost, quality and availability of containers, packaging materials, aluminum cans, the Midwest and other premiums, raw materials, including flavors and flavor ingredients, and other ingredients and juice concentrates, and our ability to obtain and/or maintain favorable supply arrangements and relationships and procure timely and/or sufficient production of all or any of our products to meet customer demand;
●	Any shortages that may be experienced in the procurement of containers and/or other raw materials including, without limitation, flavors, flavor ingredients, supplement ingredients, aluminum cans generally, PET containers used for our Monster Hydro® energy drinks, 24-ounce aluminum cap cans and 550ml BRE aluminum cans with resealable ends;
●	Limitations in securing the supply of sufficient quantities of aluminum cans may cause us to focus on producing higher volume products. As a result, certain of our lower volume products may be temporarily discontinued by our bottlers/distributors and/or their retail customers, and we may not be able to reinstate all, or any, of such lower volume products in the future;
●	In order to secure sufficient quantities of aluminum cans and sufficient co-packing availability in the future, we may be required to commit to minimum purchase volumes and/or minimum co-packing volumes. In the event that we over-estimate future demand for our products and therefore may not purchase such minimum quantities in full, or utilize such minimum co-packing volumes in full, we may incur claims and/or costs or losses in respect of such shortfalls;
●	The impact on our cost of sales of corporate activity among the limited number of suppliers from whom we purchase certain raw materials;
●	Our ability to pass on to our customers all or a portion of any increases in the costs of raw materials, ingredients, commodities and/or other cost inputs affecting our business;

●	Our ability to achieve both internal domestic and international forecasts, which may be based on projected volumes and sales of many product types and/or new products, certain of which are more profitable than others; there can be no assurance that we will achieve projected levels of sales as well as forecasted product and/or geographic mixes;
●	Our ability to penetrate new domestic and/or international markets and/or gain approval or mitigate the delay in securing approval for the sale of our products in various countries;
●	The effectiveness of sales and/or marketing efforts by us and/or by the bottlers/distributors of our products, most of whom distribute products that may be regarded as competitive with our products;
●	Unilateral decisions by bottlers/distributors, buying groups, convenience chains, grocery chains, mass merchandisers, specialty chain stores, e-commerce retailers, e-commerce websites, club stores and other customers to discontinue carrying all or any of our products that they are carrying at any time, restrict the range of our products they carry, impose restrictions or limitations on the sale of our products and/or devote less resources to the sale of our products;
●	The impact of possible trading disputes between our bottler/distributors and their customers and/or one or more buying groups which may result in the delisting of certain of the Company products, temporarily or otherwise;
●	The effects of retailer consolidation on our business and our ability to successfully adapt to the rapidly changing retail landscape;
●	Our ability to adapt to the changing retail landscape with the rapid growth in e-commerce retailers;
●	The effects of bottler/distributor consolidation on our business;
●	The costs and/or effectiveness, now or in the future, of our advertising, marketing and promotional strategies;
●	The success of our sports marketing, social media and other general marketing endeavors both domestically and internationally;
●	Unforeseen economic and political changes and local or international catastrophic events;
●	Possible product recalls and/or reformulations of certain of our products and/or market withdrawals of certain of our products due to defective and/or non-compliant formulas or production in one or more jurisdictions;
●	Our ability to make suitable arrangements and/or procure sufficient capacity for the co-packing of any of our products both domestically and internationally, the timely replacement of discontinued co-packing arrangements and/or limitations on co-packing availability, including for retort production;
●	Our ability to make suitable arrangements for the timely procurement of non-defective raw materials;
●	Our inability to protect and/or the loss of our intellectual property rights and/or our inability to use our trademarks, trade names or designs and/or trade dress in certain countries;
●	Volatility of stock prices which may restrict stock sales, stock purchases or other opportunities as well as negatively impact the motivation of equity award grantees;
●	Provisions in our organizational documents and/or control by insiders which may prevent changes in control even if such changes would be beneficial to other stockholders;
●	The failure of our bottlers and/or co-packers to manufacture our products on a timely basis or at all;
●	Any disruption in and/or lack of effectiveness of our information technology systems, including a breach of cyber security, that disrupts our business or negatively impacts customer relationships, as well as cybersecurity incidents involving data shared with third parties; and
●	Recruitment and retention of senior management, other key employees and our employee base in general.

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

Our net sales to customers outside of the United States were approximately 37% and 33% of consolidated net sales for the years ended December 31, 2021 and 2020, respectively. Our growth strategy includes expanding our international business. As a result, we are subject to risks from changes in foreign currency exchange rates. During the year ended December 31, 2021, we entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts entered into by us as of December 31, 2021 have terms of three months or less. We do not enter into forward currency exchange contracts for speculation or trading purposes.

We have not designated our foreign currency exchange contracts as hedge transactions under FASB ASC 815. Therefore, gains and losses on our foreign currency exchange contracts are recognized in other income, net, in the consolidated statements of income, and are largely offset by the changes in the fair value of the underlying economically hedged item. We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates as of December 31, 2021 to be significant.

As of December 31, 2021, we had $1.33 billion in cash and cash equivalents, $1.75 billion in short-term investments and $99.4 million in long-term investments including certificates of deposit, commercial paper, U.S. government agency securities, U.S. treasuries, and to a lesser extent, municipal securities. Certain of these investments are subject to general credit, liquidity, market and interest rate risks.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required to be furnished in response to this Item 8 follows the signature page and Index to Exhibits hereto at pages 76 through 122.

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

Management’s Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our management’s evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Monster Beverage Corporation

Corona, California

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Monster Beverage Corporation and subsidiaries (the ”Company”) as of December 31, 2021, based on criteria established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2021, of the Company and our report dated February 28, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

February 28, 2022

ITEM 9B.        OTHER INFORMATION

None.

ITEM 9C.         DISCLOSURE REGARDING FOREIGN JURISDICITONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding our directors is included under the caption “Proposal One – Election of Directors” in our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021 (the “2022 Proxy Statement”) and is incorporated herein by reference.

Information concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Delinquent Section 16(a) Reports” in our 2022 Proxy Statement and is incorporated herein by reference.

Information concerning the Audit Committee and the Audit Committee Financial Expert is reported under the caption “Audit Committee; Report of the Audit Committee; Duties and Responsibilities” in our 2022 Proxy Statement and is incorporated herein by reference.

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

Monster Beverage Corporation

1 Monster Way

Corona, CA 92879

(951) 739-6200

(800) 426-7367

ITEM 11.        EXECUTIVE COMPENSATION

Information concerning the compensation of our directors and executive officers and Compensation Committee Interlocks and Insider Participation is reported under the captions “Compensation Discussion and Analysis,” and “Compensation Committee,” respectively, in our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The disclosure set forth in Item 5, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities”, of this report is incorporated herein.

Information concerning the beneficial ownership of the Company’s Common Stock of (a) those persons known to the Company to be the beneficial owners of more than 5% of the Company’s common stock; (b) each of the Company’s directors and nominees for director; and (c) the Company’s executive officers and all of the Company’s current directors and executive officers as a group is reported under the caption “Principal Stockholders and Security Ownership of Management” in our 2022 Proxy Statement and is incorporated herein by reference.

Information concerning shares of the Company’s Common Stock authorized for issuance under the Company’s equity compensation plans is reported under the caption “Employee Equity Compensation Plan Information” in our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is reported under the caption “Certain Relationships and Related Transactions and Director Independence” in our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning our accountant fees and our Audit Committee’s pre-approval of audit and permissible non-audit services of independent auditors is reported under the captions “Principal Accounting Firm Fees” and “Pre-Approval of Audit and Non-Audit Services,” respectively, in our 2022 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Form 10-K:

ITEM 16.        FORM 10-K SUMMARY

None

INDEX TO EXHIBITS

The following designated exhibits, as indicated below, are either filed or furnished, as applicable herewith or have heretofore been filed or furnished with the Securities and Exchange Commission under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

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
10.4+

Form of Restricted Stock Unit Agreement pursuant to the Monster Beverage Corporation 2017 Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.4 to our Form 10-K dated March 1, 2021).

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

10.13+	Form of Restricted Stock Unit Agreement for grants under the Monster Beverage Corporation 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13 to our Form 10-K dated March 1, 2021).
10.14+

Form of Restricted Stock Unit Agreement of Co-Chief Executive Officers for grants under the Monster Beverage Corporation 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14 to our Form 10-K dated March 1, 2021).

10.15+	Monster Beverage Corporation 2020 Omnibus Incentive Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A, filed April 21, 2020).
10.16+	Monster Beverage Corporation 2017 Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.1 to our Form S-8 dated June 21, 2017).
10.17+	Monster Beverage Corporation Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.2 to our Form S-8 dated June 21, 2017).
10.18+	Amended and Restated Monster Beverage Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.14 to our Form 10-K dated March 1, 2018).
10.19+	Form of Stock Option Award Agreement for grants under the Monster Beverage Corporation 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 10-Q dated May 7, 2021).
10.20+	Form of Annual Incentive Award Agreement for grants under the Monster Beverage Corporation 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to our Form 10-Q dated May 7, 2021).
10.21+

Form of Performance Share Unit Award Agreement for grants under the Monster Beverage Corporation 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to our Form 10-Q dated May 7, 2021).

10.22+

Form of Restricted Stock Unit Award Agreement for grants under the Monster Beverage Corporation 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to our Form 10-Q dated May 7, 2021).

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
101*

The following materials from Monster Beverage Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 are furnished herewith, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2021 and 2020, (ii) Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019, and (vi) Notes to Consolidated Financial Statements.

104*

The cover page from Monster Beverage Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

*	Filed herewith.
+	Management contract or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION

/s/ RODNEY C. SACKS	Rodney C. Sacks	Date: February 28, 2022
Chairman of the Board of
Directors and Co-Chief
Executive Officer

/s/ HILTON H. SCHLOSBERG	Hilton H. Schlosberg	Date: February 28, 2022
Vice Chairman of the Board of
Directors and Co-Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RODNEY C. SACKS	Chairman of the Board of	February 28, 2022
Rodney C. Sacks	Directors and Co-Chief Executive
Officer (principal executive officer)

/s/ HILTON H. SCHLOSBERG	Vice Chairman of the Board of Directors	February 28, 2022
Hilton H. Schlosberg	and Co-Chief Executive Officer (principal
executive officer)

/s/ THOMAS J. KELLY	Chief Financial Officer (principal financial	February 28, 2022
Thomas J. Kelly	officer, principal accounting officer)

/s/ ANA DEMEL	Director	February 28, 2022
Ana Demel

/s/ JAMES L. DINKINS	Director	February 28, 2022
James L. Dinkins

/s/ GARY P. FAYARD	Director	February 28, 2022
Gary P. Fayard

/s/ MARK J. HALL	Director	February 28, 2022
Mark J. Hall

/s/ TIFFANY M. HALL	Director	February 28, 2022
Tiffany M. Hall

/s/ JEANNE P. JACKSON	Director	February 28, 2022
Jeanne P. Jackson

/s/ STEVEN G. PIZULA	Director	February 28, 2022
Steven G. Pizula

/s/ BENJAMIN M. POLK	Director	February 28, 2022
Benjamin M. Polk

/s/ MARK S. VIDERGAUZ	Director	February 28, 2022
Mark S. Vidergauz

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Monster Beverage Corporation

Corona, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Monster Beverage Corporation and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Accrued Promotional Allowances — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company’s promotional and other allowances are calculated based on various programs with its bottlers/distributors and retail customers, and accruals are established at the time of the initial product sale for the Company’s anticipated liabilities. These accruals are based on agreed-upon terms as well as the Company’s historical experience with similar programs and require management’s judgment with respect to estimating consumer participation and/or bottler/distributor and retail customer performance levels. Promotional and other allowances primarily include consideration given to bottlers/distributors or retail customers, including, but not limited to, the following: (i) discounts granted off list prices to support price promotions to end consumers by retailers; (ii) reimbursements given to bottlers/distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances, and other fees for both new and existing products; (iii) agreed share of fees given to bottlers/distributors and/or directly to retailers for advertising, in-store marketing, and promotional activities; (iv) agreed share of slotting, shelf space allowances, and other fees given directly to retailers, club stores and/or wholesalers; (v) incentives given to bottlers/distributors and/or retailers for achieving or exceeding certain predetermined sales goals; (vi) discounted or free products; (vii) contractual fees given to bottlers/distributors related to sales made by the Company directly to certain customers that fall within the bottlers’/distributors’ sales territories; and (viii) certain commissions paid based on sales to bottlers/distributors. The promotional programs are of varying durations, typically ranging from one week to one year based on the agreed-upon terms. The nature of such programs is determined on a per retail customer basis, and in certain instances, the same program is set for multiple retail customers. The promotional expenditures are recorded as a reduction to net sales in the period the underlying sale occurs. Total promotional expenditures included as a reduction to net sales were $924.7 million for the year ended December 31, 2021, and accrued promotional allowances were $211.5 million as of December 31, 2021.

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

February 28, 2022

We have served as the Company’s auditor since 1991.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND 2020 (In Thousands, Except Par Value)

	December 31,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,326,462	$1,180,413
Short-term investments	1,749,727	881,354
Accounts receivable, net	896,658	666,012
Inventories	593,357	333,085
Prepaid expenses and other current assets	82,668	55,358
Prepaid income taxes	33,238	24,733
Total current assets	4,682,110	3,140,955

INVESTMENTS	99,419	44,291
PROPERTY AND EQUIPMENT, net	313,753	314,656
DEFERRED INCOME TAXES	225,221	241,650
GOODWILL	1,331,643	1,331,643
OTHER INTANGIBLE ASSETS, net	1,072,386	1,059,046
OTHER ASSETS	80,252	70,475
Total Assets	$7,804,784	$6,202,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$404,263	$296,800
Accrued liabilities	210,964	142,653
Accrued promotional allowances	211,461	186,658
Deferred revenue	42,530	45,429
Accrued compensation	65,459	55,015
Income taxes payable	30,399	23,433
Total current liabilities	965,076	749,988

DEFERRED REVENUE	243,249	264,436

OTHER LIABILITIES	29,508	27,432

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 1,250,000 shares authorized; 640,043 shares issued and 529,323 shares outstanding as of December 31, 2021; 638,662 shares issued and 528,097 shares outstanding as of December 31, 2020	3,200	3,193
Additional paid-in capital	4,652,620	4,537,982
Retained earnings	7,809,549	6,432,074
Accumulated other comprehensive (loss) income	(69,165)	3,034
Common stock in treasury, at cost; 110,720 shares and 110,565 shares as of December 31, 2021 and December 31, 2020, respectively	(5,829,253)	(5,815,423)
Total stockholders’ equity	6,566,951	5,160,860
Total Liabilities and Stockholders’ Equity	$7,804,784	$6,202,716

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

(In Thousands, Except Per Share Amounts)

	2021	2020	2019
NET SALES	$5,541,352	$4,598,638	$4,200,819

COST OF SALES	2,432,839	1,874,758	1,682,234

GROSS PROFIT	3,108,513	2,723,880	2,518,585

OPERATING EXPENSES	1,311,046	1,090,727	1,115,646

OPERATING INCOME	1,797,467	1,633,153	1,402,939

OTHER INCOME (EXPENSE), NET	3,952	(6,996)	13,023

INCOME BEFORE PROVISION FOR INCOME TAXES	1,801,419	1,626,157	1,415,962

PROVISION FOR INCOME TAXES	423,944	216,563	308,127

NET INCOME	$1,377,475	$1,409,594	$1,107,835

NET INCOME PER COMMON SHARE:
Basic	$2.61	$2.66	$2.04
Diluted	$2.57	$2.64	$2.03

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	528,763	529,639	542,191
Diluted	535,639	534,807	546,608

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019 (In Thousands)

	2021	2020	2019
Net income, as reported	$1,377,475	$1,409,594	$1,107,835
Other comprehensive (loss) income:
Change in foreign currency translation adjustment, net of tax	(71,158)	35,531	194
Available-for-sale investments:
Change in net unrealized gains (losses)	(1,041)	(110)	283
Reclassification adjustment for net gains included in net income	—	—	—
Net change in available-for-sale investments	(1,041)	(110)	283
Other comprehensive (loss) income	(72,199)	35,421	477
Comprehensive income	$1,305,276	$1,445,015	$1,108,312

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019 (In Thousands)

					Accumulated
					Other			Total
	Common Stock		Additional	Retained	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Paid-in Capital	Earnings	Loss	Shares	Amount	Equity
Balance, January 1, 2019	630,970	$3,155	$4,238,170	$3,914,645	$(32,864)	(87,294)	$(4,512,205)	$3,610,901
Stock-based compensation	—	—	63,356	—	—	—	—	63,356
Exercise of stock options	5,490	27	92,336	—	—	—	—	92,363
Unrealized gain on available-for-sale securities	—	—	—	—	283	—	—	283
Adjustment to excess tax benefits from prior periods	—	—	3,649	—	—	—	—	3,649
Repurchase of common stock	—	—	—	—	—	(12,468)	(707,300)	(707,300)
Foreign currency translation	—	—	—	—	194	—	—	194
Net income	—	—	—	1,107,835	—	—	—	1,107,835
Balance, December 31, 2019	636,460	$3,182	$4,397,511	$5,022,480	$(32,387)	(99,762)	$(5,219,505)	$4,171,281
Stock-based compensation	—	—	67,546	—	—	—	—	67,546
Exercise of stock options	2,202	11	72,925	—	—	—	—	72,936
Unrealized loss on available-for-sale securities	—	—	—	—	(110)	—	—	(110)
Repurchase of common stock	—	—	—	—	—	(10,803)	(595,918)	(595,918)
Foreign currency translation	—	—	—	—	35,531	—	—	35,531
Net income	—	—	—	1,409,594	—	—	—	1,409,594
Balance, December 31, 2020	638,662	$3,193	$4,537,982	$6,432,074	$3,034	(110,565)	$(5,815,423)	$5,160,860
Stock-based compensation	—	—	68,922	—	—	—	—	68,922
Exercise of stock options	1,381	7	45,716	—	—	—	—	45,723
Unrealized loss on available-for-sale securities	—	—	—	—	(1,041)	—	—	(1,041)
Repurchase of common stock	—	—	—	—	—	(155)	(13,830)	(13,830)
Foreign currency translation	—	—	—	—	(71,158)	—	—	(71,158)
Net income	—	—	—	1,377,475	—	—	—	1,377,475
Balance, December 31, 2021	640,043	$3,200	$4,652,620	$7,809,549	$(69,165)	(110,720)	$(5,829,253)	$6,566,951

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019 (In Thousands)

	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,377,475	$1,409,594	$1,107,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,155	57,030	60,727
Non-cash lease expense	4,107	3,943	4,087
Gain on disposal of property and equipment	(1,013)	(350)	(252)
Loss on impairment of intangibles	—	8,700	—
Stock-based compensation	70,483	70,289	63,356
Deferred income taxes	16,429	(156,873)	1,263
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(254,228)	(119,672)	(59,941)
Inventories	(277,793)	30,304	(85,222)
Prepaid expenses and other assets	(29,341)	1,024	(13,774)
Prepaid income taxes	(10,919)	5,516	9,481
Accounts payable	114,297	18,696	28,832
Accrued liabilities	71,586	26,113	(14,018)
Accrued promotional allowances	31,498	13,762	21,943
Accrued compensation	7,950	7,501	7,228
Income taxes payable	7,221	10,422	8,105
Other liabilities	492	(356)	(1,030)
Deferred revenue	(22,658)	(21,480)	(24,858)
Net cash provided by operating activities	1,155,741	1,364,163	1,113,762

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of available-for-sale investments	1,488,599	920,196	851,436
Proceeds from sale of property and equipment	1,328	993	1,239
Purchases of available-for-sale investments	(2,413,143)	(1,299,981)	(1,067,736)
Purchases of property and equipment	(43,868)	(48,722)	(101,661)
Additions to intangibles	(13,585)	(18,550)	(8,737)
Increase in other assets	(11,353)	(26,423)	(1,265)
Net cash used in investing activities	(992,022)	(472,487)	(326,724)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (payments) on debt	2,928	(3,086)	(13,569)
Issuance of common stock	45,723	72,936	92,363
Purchases of common stock held in treasury	(13,830)	(595,918)	(707,300)
Net cash provided by (used in) financing activities	34,821	(526,068)	(628,506)

Effect of exchange rate changes on cash and cash equivalents	(52,491)	16,848	1,912

NET INCREASE IN CASH AND CASH EQUIVALENTS	146,049	382,456	160,444
CASH AND CASH EQUIVALENTS, beginning of year	1,180,413	797,957	637,513
CASH AND CASH EQUIVALENTS, end of year	$1,326,462	$1,180,413	$797,957

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$134	$44	$320
Income taxes	$420,521	$355,509	$293,810

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS:

Included in accrued liabilities as of December 31, 2021, 2020 and 2019 were $14.0 million, $9.8 million and $12.8 million, respectively, related to net additions to other intangible assets.

Accounts payable included purchases of available-for-sale short-term investments of $8.7 million as of December 31, 2019. No purchases of available-for-sale investments were included in accounts payable as of December 31, 2021 and December 31, 2020.

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

Nature of Operations – The Company develops, markets, sells and distributes energy drink beverages and concentrates for energy drink beverages, primarily under the following brand names: Monster Energy®, Monster Energy Ultra®, Rehab® Monster, Java Monster®, Muscle Monster®, Espresso Monster®, Punch Monster®, Juice Monster®, Monster Hydro® Energy Water, Monster Hydro® Super Sport, Monster HydroSport Super Fuel®, Monster Super Fuel®, Monster Dragon Tea®, Reign Total Body Fuel®, Reign Inferno® Thermogenic Fuel, NOS®, Full Throttle®, Burn®, Mother®, Nalu®, Ultra Energy®, Play® and Power Play® (stylized), Relentless®, BPM®, BU®, Gladiator®, Samurai®, Live+®, Predator®, Fury® and True North®.

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

Property and Equipment – Property and equipment are stated at cost. Depreciation of furniture and fixtures, office and computer equipment, computer software, equipment, real property and vehicles is based on their estimated useful lives (three to thirty years) and is calculated using the straight-line method. Amortization of leasehold improvements is based on the lesser of their estimated useful lives or the terms of the related leases and is calculated using the straight-line method. Normal repairs and maintenance costs are expensed as incurred. Expenditures that materially increase values or extend useful lives are capitalized. The related costs and accumulated depreciation of disposed assets are eliminated and any resulting gain or loss on disposition is included in net income.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Goodwill – The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not amortized; instead, goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If the Company reasonably determines that it is more-likely-than-not that the fair value is less than the carrying value, the Company performs its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The Company will recognize an impairment for the amount by which the carrying amount exceeds a reporting unit’s fair value. For the years ended December 31, 2021, 2020 and 2019 there were no impairments recorded and there are no accumulated impairment balances.

Other Intangibles – Other Intangibles are comprised primarily of trademarks that represent the Company’s exclusive ownership of the Monster Energy®, ®, Monster Energy Ultra®, Monster Dragon Tea®, Unleash the Beast!®, Rehab® Monster, Java Monster®, Muscle Monster®, Espresso Monster®, Punch Monster®, Juice Monster®, Monster Hydro®, Monster HydroSport Super Fuel®, Monster Super Fuel®, Reign Total Body Fuel®, Reign Inferno®, Predator®, Fury®, True North®, NOS®, Full Throttle®, Burn®, Mother®, Nalu®, Ultra Energy®, Play® and Power Play® (stylized), Relentless®, BPM®, BU®, Gladiator®, and Samurai® trademarks, all used in connection with the manufacture, sale and distribution of beverages. The Company also owns a number of other trademarks, flavors and formulas in the United States, as well as in a number of countries around the world. In accordance with FASB ASC 350, intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of its indefinite-lived assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. The Company amortizes its trademarks with finite useful lives over their respective useful lives. For the years ended December 31, 2021 and 2019 no impairments were recorded. For the year ended December 31, 2020, an impairment charge of $8.7 million was recorded to intangibles.

Leases – See Note 3.

Long-Lived Assets – Management regularly reviews property and equipment and other long-lived assets, including certain definite-lived intangible assets, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, management then prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated using the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. For the years ended December 31, 2021, 2020 and 2019, there were no impairment indicators identified. Long-lived assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Foreign Currency Translation and Transactions – The accounts of the Company’s foreign subsidiaries are translated in accordance with FASB ASC 830. Foreign currency transaction gains and losses are recognized in other expense, net, at the time they occur. Net foreign currency exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries whose functional currency is not the U.S. dollar are recorded as a part of accumulated other comprehensive income (loss) in stockholders’ equity. Unrealized foreign currency exchange gains and losses on certain intercompany transactions that are of a long-term investment nature (i.e., settlement is not planned or anticipated in the foreseeable future) are also recorded in accumulated other comprehensive income (loss) in stockholders’ equity. During the years ended December 31, 2021, 2020 and 2019, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries non-functional currency denominated assets and liabilities. All foreign currency exchange contracts outstanding as of December 31, 2021 have terms of three months or less. The Company does not enter into forward currency exchange contracts for speculation or trading purposes.

The Company has not designated its foreign currency exchange contracts as hedge transactions under FASB ASC 815. Therefore, gains and losses on the Company’s foreign currency exchange contracts are recognized in other income, net, in the consolidated statements of income, and are largely offset by the changes in the fair value of the underlying economically hedged item. For the years ended December 31, 2021, 2020 and 2019, aggregate foreign currency transaction gains (losses), including the gains or losses on forward currency exchange contracts, amounted to $0.3 million, ($11.2) million and ($4.1) million, respectively, and have been recorded in other income, net, in the accompanying consolidated statements of income.

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

Freight-Out Costs – For the years ended December 31, 2021, 2020 and 2019, freight-out costs amounted to $213.9 million, $134.1 million and $122.5 million, respectively, and have been recorded in operating expenses in the accompanying consolidated statements of income.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Advertising and Promotional Expenses – The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. A significant amount of the Company’s promotional expenses result from payments under endorsement and sponsorship contracts. Accounting for endorsement and sponsorship payments is based upon specific contract provisions. Generally, endorsement and sponsorship payments are expensed on a straight-line basis over the term of the contract after giving recognition to the periodic performance compliance provisions of the contracts. Advertising and promotional expenses, including, but not limited to, production costs amounted to $417.6 million, $345.7 million and $391.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. Advertising and promotional expenses are included in operating expenses in the accompanying consolidated statements of income.

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

The Coca-Cola Company (“TCCC”), through certain wholly-owned subsidiaries (the “TCCC Subsidiaries”), accounted for approximately 2%of the Company’s net sales for the years ended December 31, 2021, 2020 and 2019.

Coca-Cola Consolidated, Inc. accounted for approximately 12%, 12% and 13% of the Company’s net sales for the years ended December 31, 2021, 2020 and 2019, respectively.

Reyes Coca-Cola Bottling, LLC accounted for approximately 10%, 11% and 11% of the Company’s net sales for the years ended December 31, 2021, 2020 and 2019, respectively.

Coca-Cola Europacific Partners accounted for approximately 12%, 10% and 10% of the Company’s net sales for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Recent Accounting Pronouncements – In October 2021, the FASB issued Accounting Standards Update (“ASU”) No. 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805)”. ASU No. 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASU should be applied prospectively. Early adoption is also permitted, including adoption in an interim period. If early adopted, the amendments are applied retrospectively to all business combinations for which the acquisition date occurred during the fiscal year of adoption. The Company is currently evaluating the impact of ASU No. 2021-08 on its financial position, results of operations and liquidity.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

2.          REVENUE RECOGNITION

Revenues are accounted for in accordance with ASC 606 “Revenue from Contracts with Consumers”. The Company has three operating and reportable segments: (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is primarily comprised of the Company’s Monster Energy® drinks, Reign Total Body Fuel® high performance energy drinks and True North® Pure Energy Seltzers, (ii) Strategic Brands segment (“Strategic Brands”), which is primarily comprised of the various energy drink brands acquired from The Coca-Cola Company (“TCCC”) in 2015 as well as the Company’s affordable energy brands, and (iii) Other segment (“Other”), which is comprised of certain products sold by American Fruits and Flavors, LLC, a wholly-owned subsidiary of the Company, to independent third-party customers (the “AFF Third-Party Products”).

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

The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. Certain of the Company’s bottlers/distributors may also perform a separate function as a co-packer on the Company’s behalf. In such cases, control of the Company’s products passes to such bottlers/distributors when they notify the Company that they have taken possession or transferred the relevant portion of the Company’s finished goods. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of December 31, 2021 and December 31, 2020.

The Company excludes from revenues all taxes assessed by a governmental authority that are imposed on the sale of its products and collected from customers.

Distribution expenses to transport the Company’s products, where applicable, and warehousing expense after manufacture are accounted for within operating expenses in the consolidated statements of income.

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

The Company also sells and/or enters into license agreements that generate revenues associated with third-party sales of non-beverage products bearing the Company’s trademarks including, but not limited to, clothing, backpacks, hats, t-shirts, jackets, helmets and automotive wheels.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by geographical markets and reportable segments:

	Year Ended December 31, 2021
				Latin
				America
	U.S. and			and
Net Sales	Canada	EMEA[1]	Asia Pacific	Caribbean	Total
Monster Energy® Drinks	$3,455,704	$1,004,005	$446,023	$314,941	$5,220,673
Strategic Brands	158,390	99,423	26,811	10,138	294,762
Other	25,917	—	—	—	25,917
Total Net Sales	$3,640,011	$1,103,428	$472,834	$325,079	$5,541,352

	Year Ended December 31, 2020
				Latin
				America
	U.S. and			and
Net Sales	Canada	EMEA[1]	Asia Pacific	Caribbean	Total
Monster Energy® Drinks	$3,020,667	$675,045	$400,317	$209,217	$4,305,246
Strategic Brands	166,861	70,782	23,475	5,236	266,354
Other	27,038	—	—	—	27,038
Total Net Sales	$3,214,566	$745,827	$423,792	$214,453	$4,598,638

	Year Ended December 31, 2019
				Latin
				America
	U.S. and			and
Net Sales	Canada	EMEA[1]	Asia Pacific	Caribbean	Total
Monster Energy® Drinks	$2,799,701	$599,706	$326,684	$177,938	$3,904,029
Strategic Brands	173,968	74,803	25,060	1,094	274,925
Other	21,865	—	—	—	21,865
Total Net Sales	$2,995,534	$674,509	$351,744	$179,032	$4,200,819

1Europe, Middle East and Africa (“EMEA”)

Contract Liabilities

Amounts received from certain bottlers/distributors at inception of their distribution contracts or at the inception of certain sales/marketing programs are accounted for as deferred revenue. As of December 31, 2021 and 2020, the Company had $285.8 million and $309.9 million of deferred revenue, respectively, which is included in current and long-term deferred revenue in the Company’s consolidated balance sheet. During the years ended December 31, 2021, 2020 and 2019, $41.5 million, $42.1 million and $46.3 million, respectively, of deferred revenue, was recognized in net sales. See Note 10.

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

Lease expense for operating leases, consisting of lease payments, is recognized on a straight-line basis over the lease term and is included in operating expenses in the consolidated statement of income. Lease expense for finance leases consists of the amortization of the ROU asset on a straight-line basis over the asset’s estimated useful life and is included in operating expenses in the consolidated statement of income. Interest expense on finance leases is calculated using the amortized cost basis and is included in other income (expense), net in the consolidated statement of income.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The components of lease cost for the years ended December 31, 2021, 2020 and 2019 were as follows:

	2021	2020	2019
Operating lease cost	$4,614	$4,637	$4,899

Short-term lease cost	5,218	3,408	3,406

Variable lease cost	710	719	640

Finance leases:
Amortization of ROU assets	546	626	436
Interest on lease liabilities	19	39	56
Finance lease cost	565	665	492

Total lease cost	$11,107	$9,429	$9,437

Supplemental cash flow information for leases for the years ended December 31, 2021, 2020 and 2019 were as follows:

	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,123	$3,982	$4,077
Operating cash flows from finance leases	19	39	56
Financing cash flows from finance leases	2,698	3,086	2,223

ROU assets obtained in exchange for lease obligations:
Finance leases	2,878	2,417	2,866
Operating leases	4,313	3,003	34,931

ROU assets for operating and finance leases recognized in the consolidated balance sheets were comprised of the following at:

	December 31, 2021
	Real Estate	Equipment	Total	Balance Sheet Location
Operating leases	$22,518	$639	$23,157	Other Assets
Finance leases	—	2,646	2,646	Property and Equipment, net

	December 31, 2020
	Real Estate	Equipment	Total	Balance Sheet Location
Operating leases	$22,565	$189	$22,754	Other Assets
Finance leases	—	2,120	2,120	Property and Equipment, net

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Operating and finance lease liabilities recognized in the consolidated balance sheets were as follows at:

	December 31, 2021
	Operating Leases	Finance Leases
Accrued liabilities	$3,990	$960
Other liabilities	17,389	41
Total	$21,379	$1,001

	December 31, 2020
	Operating Leases	Finance Leases
Accrued liabilities	$3,171	$799
Other liabilities	17,342	24
Total	$20,513	$823

The weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases were as follows at:

	December 31, 2021
	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	8.1	0.7
Weighted-average discount rate	3.5%	1.3%

	December 31, 2020
	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	9.4	0.6
Weighted-average discount rate	3.6%	1.9%

The following table reconciles the undiscounted future lease payments for operating and finance leases to the operating and finance leases recorded in the consolidated balance sheet at December 31, 2021:

	Undiscounted Future Lease Payments
	Operating Leases	Finance Leases
2022	$4,605	$964
2023	3,821	21
2024	2,978	13
2025	1,669	8
2026	1,692	—
2027 and thereafter	9,949	—
Total lease payments	24,714	1,006
Less imputed interest	(3,335)	(5)
Total	$21,379	$1,001

As of December 31, 2021, the Company did not have any significant additional operating or finance leases that had not yet commenced.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

4.          INVESTMENTS

The following table summarizes the Company’s investments at:

					Continuous	Continuous
		Gross	Gross		Unrealized	Unrealized
		Unrealized	Unrealized		Loss Position	Loss Position
	Amortized	Holding	Holding	Fair	less than 12	greater than 12
December 31, 2021	Cost	Gains	Losses	Value	Months	Months
Available-for-sale
Short-term:
Commercial paper	$334,077	$—	$—	$334,077	$—	$—
Certificates of deposit	44,502	—	—	44,502	—	—
Municipal securities	666	—	—	666	—	—
U.S. government agency securities	62,687	—	26	62,661	26	—
U.S. treasuries	1,308,536	2	717	1,307,821	717	—
Long-term:
U.S. government agency securities	12,500	—	24	12,476	24	—
U.S. treasuries	87,133	—	190	86,943	190	—
Total	$1,850,101	$2	$957	$1,849,146	$957	$—

					Continuous	Continuous
		Gross	Gross		Unrealized	Unrealized
		Unrealized	Unrealized		Loss Position	Loss Position
	Amortized	Holding	Holding	Fair	less than 12	greater than 12
December 31, 2020	Cost	Gains	Losses	Value	Months	Months
Available-for-sale
Short-term:
Commercial paper	$119,886	$—	$—	$119,886	$—	$—
Certificates of deposit	20,387	—	—	20,387	—	—
Municipal securities	9,083	—	—	9,083	—	—
U.S. government agency securities	81,521	13	3	81,531	3	—
U.S. treasuries	650,386	150	69	650,467	69	—
Long-term:
U.S. government agency securities	10,350	1	—	10,351	—	—
U.S. treasuries	33,946	1	7	33,940	7	—
Total	$925,559	$165	$79	$925,645	$79	$—

During the years ended December 31, 2021, 2020 and 2019, realized gains or losses recognized on the sale of investments were not significant.

The Company’s investments at December 31, 2021 and 2020 carried investment grade credit ratings.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	December 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
Commercial paper	$334,077	$334,077	$119,886	$119,886
Municipal securities	666	666	9,083	9,083
U.S. government agency securities	62,687	62,661	81,521	81,531
Certificates of deposit	44,502	44,502	20,387	20,387
U.S. treasuries	1,308,536	1,307,821	650,386	650,467
Due 1 - 10 years:
U.S. treasuries	87,133	86,943	33,946	33,940
U.S. government agency securities	12,500	12,476	10,350	10,351
Total	$1,850,101	$1,849,146	$925,559	$925,645

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following tables present the fair value of Company’s financial assets and liabilities that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

December 31, 2021	Level 1	Level 2	Level 3	Total
Cash	$749,089	$—	$—	$749,089
Money market funds	440,826	—	—	440,826
Certificates of deposit	—	44,502	—	44,502
Commercial paper	—	335,477	—	335,477
Municipal securities	—	2,428	—	2,428
U.S. government agency securities	—	75,137	—	75,137
U.S. treasuries	—	1,528,149	—	1,528,149
Foreign currency derivatives	—	(278)	—	(278)
Total	$1,189,915	$1,985,415	$—	$3,175,330

Amounts included in:
Cash and cash equivalents	$1,189,915	$136,547	$—	$1,326,462
Short-term investments	—	1,749,727	—	1,749,727
Accounts receivable, net	—	654	—	654
Investments	—	99,419	—	99,419
Accrued liabilities	—	(932)	—	(932)
Total	$1,189,915	$1,985,415	$—	$3,175,330

December 31, 2020	Level 1	Level 2	Level 3	Total
Cash	$796,421	$—	$—	$796,421
Money market funds	352,730	—	—	352,730
Certificates of deposit	—	23,137	—	23,137
Commercial paper	—	130,883	—	130,883
Municipal securities	—	9,083	—	9,083
U.S. government agency securities	—	91,882	—	91,882
U.S. treasuries	—	701,922	—	701,922
Foreign currency derivatives	—	(2,578)	—	(2,578)
Total	$1,149,151	$954,329	$—	$2,103,480

Amounts included in:
Cash and cash equivalents	$1,149,151	$31,262	$—	$1,180,413
Short-term investments	—	881,354	—	881,354
Accounts receivable, net	—	69	—	69
Investments	—	44,291	—	44,291
Accrued liabilities	—	(2,647)	—	(2,647)
Total	$1,149,151	$954,329	$—	$2,103,480

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

All of the Company’s short-term and long-term investments are classified within Level 1 or Level 2 of the fair value hierarchy. The Company’s valuation of its Level 1 investments is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments is based on other observable inputs, specifically a market approach which utilizes valuation models, pricing systems, mathematical tools and other relevant information for the same or similar securities. The Company’s valuation of its Level 2 foreign currency exchange contracts is based on quoted market prices of the same or similar instruments, adjusted for counterparty risk. There were no transfers between Level 1 and Level 2 measurements during the years ended December 31, 2021 and 2020, and there were no changes in the Company’s valuation techniques.

6.          DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to foreign currency exchange rate risks related primarily to its foreign business operations. During the years ended December 31, 2021, 2020 and 2019, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts entered into by the Company that were outstanding as of December 31, 2021 have terms of three months or less. The Company does not enter into forward currency exchange contracts for speculation or trading purposes.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The notional amount and fair value of all outstanding foreign currency derivative instruments in the consolidated balance sheets consist of the following at:

December 31, 2021
Derivatives not designated as
hedging instruments under	Notional	Fair
FASB ASC 815-20	Amount	Value	Balance Sheet Location
Assets:
Foreign currency exchange contracts:
Receive SGD/pay USD	$16,544	$297	Accounts receivable, net
Receive USD/pay COP	9,754	296	Accounts receivable, net
Receive RSD/pay USD	9,837	46	Accounts receivable, net
Receive USD/pay RUB	7,175	15	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive USD/pay GBP	$29,929	$(666)	Accrued liabilities
Receive USD/pay AUD	2,602	(88)	Accrued liabilities
Receive USD/pay CNY	12,230	(74)	Accrued liabilities
Receive USD/pay NZD	2,693	(45)	Accrued liabilities
Receive USD/pay EUR	3,045	(29)	Accrued liabilities
Receive USD/pay ZAR	4,140	(21)	Accrued liabilities
Receive USD/pay DKK	1,461	(9)	Accrued liabilities

December 31, 2020
Derivatives not designated as
hedging instruments under	Notional	Fair
FASB ASC 815-20	Amount	Value	Balance Sheet Location
Assets:
Foreign currency exchange contracts:
Receive SGD/pay USD	$18,713	$41	Accounts receivable, net
Receive RSD/pay USD	10,127	28	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive EUR/pay USD	$1,298,899	$(1,768)	Accrued liabilities
Receive USD/pay GBP	35,256	(416)	Accrued liabilities
Receive USD/pay AUD	8,508	(130)	Accrued liabilities
Receive USD/pay ZAR	2,403	(106)	Accrued liabilities
Receive USD/pay COP	5,436	(93)	Accrued liabilities
Receive USD/pay CNY	12,344	(50)	Accrued liabilities
Receive USD/pay RUB	7,780	(40)	Accrued liabilities
Receive NOK/pay USD	4,411	(18)	Accrued liabilities
Receive USD/pay NZD	2,290	(13)	Accrued liabilities
Receive SEK/pay USD	2,275	(10)	Accrued liabilities
Receive USD/pay DKK	3,151	(3)	Accrued liabilities

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The net gain (loss) on derivative instruments in the consolidated statements of income was as follows:

		Amount of gain (loss)
		recognized in income on
		derivatives
Derivatives not designated as	Location of gain (loss)	Year ended
hedging instruments under	recognized in income on	December 31,	December 31,	December 31,
FASB ASC 815-20	derivatives	2021	2020	2019
Foreign currency exchange contracts	Other income (expense), net	$(5,445)	$(3,317)	$(2,555)

7.          INVENTORIES

Inventories consist of the following at December 31:

	2021	2020
Raw materials	$349,865	$155,166
Finished goods	243,492	177,919
	$593,357	$333,085

8.          PROPERTY AND EQUIPMENT, Net

Property and equipment consist of the following at December 31:

	2021	2020
Land	$85,455	$85,876
Leasehold improvements	11,845	11,524
Furniture and fixtures	8,274	8,271
Office and computer equipment	21,601	21,657
Computer software	8,383	6,945
Equipment	190,333	185,348
Buildings	167,243	156,616
Vehicles	45,404	43,173
	538,538	519,410
Less: accumulated depreciation and amortization	(224,785)	(204,754)
	$313,753	$314,656

Total depreciation and amortization expense recorded was $45.7 million, $49.3 million and $49.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

9.          GOODWILL AND OTHER INTANGIBLE ASSETS

The following is a roll-forward of goodwill for the years ended December 31, 2021 and 2020 by reportable segment:

	Monster
	Energy®	Strategic
	Drinks	Brands	Other	Total
Balance at December 31, 2020	$693,644	$637,999	$—	$1,331,643
Acquisitions	—	—	—	—
Balance at December 31, 2021	$693,644	$637,999	$—	$1,331,643

	Monster
	Energy®	Strategic
	Drinks	Brands	Other	Total
Balance at December 31, 2019	$693,644	$637,999	$—	$1,331,643
Acquisitions	—	—	—	—
Balance at December 31, 2020	$693,644	$637,999	$—	$1,331,643

Intangible assets consist of the following at:

	December 31,	December 31,
	2021	2020
Amortizing intangibles	$66,872	$66,875
Accumulated amortization	(61,227)	(56,801)
	5,645	10,074
Non-amortizing intangibles	1,066,741	1,048,972
	$1,072,386	$1,059,046

Amortizing intangibles primarily consist of customer relationships. All amortizing intangibles have been assigned an estimated finite useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives, generally five to seven years. Total amortization expense recorded was $4.4 million, $7.7 million and $11.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. No impairment was recorded for the years ended December 31, 2021 and 2019. Total impairment recorded was $8.7 million for the year ended December 31, 2020.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following is the future estimated amortization expense related to amortizing intangibles as of December 31, 2021:

Year Ending December 31:

2022	$4,405
2023	1,112
2024	14
2025	13
2026	13
2027 and thereafter	88
$5,645

At December 31, 2021, non-amortizing intangibles primarily consist of indefinite-lived tradenames, flavors and formulas.

10.          DISTRIBUTION AGREEMENTS

In accordance with FASB ASC 420 “Exit or Disposal Cost Obligations”, the Company expenses distributor termination costs in the period in which the written notification of termination occurs. As a result, the Company incurred termination costs of $5.3 million, $0.2 million and $11.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. Such termination costs have been expensed in full and are included in operating expenses in the consolidated statements of income for the years ended December 31, 2021, 2020 and 2019.

In the normal course of business, amounts received pursuant to new and/or amended distribution agreements entered into with certain bottlers/distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, are accounted for as deferred revenue and are recognized as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years. Revenue recognized was $21.5 million, $21.4 million and $25.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

11.        DEBT

The Company entered into a credit facility with Comerica Bank (“Comerica”) consisting of a revolving line of credit, which was amended in April 2020, under which the Company may borrow up to $10.0 million of non-collateralized debt. The revolving line of credit is effective through June 1, 2025. Interest on borrowings under the line of credit is based on Comerica’s base (prime) rate minus 1.00% to 1.50%, or London Interbank Offered Rates plus an additional percentage of 1.25% to 1.75%, depending upon certain financial ratios maintained by the Company. The Company had no outstanding borrowings on this line of credit at December 31, 2021. Under this revolving line of credit, the Company may also issue standby Letters of Credit with an aggregate amount of up to $4.0 million. The fee on the standby Letters of Credit ranges from 1.00% to 1.50% depending upon certain financial ratios maintained by the Company. The Company had no outstanding standby Letters of Credit at December 31, 2021.

The Company has a credit facility with HSBC Bank (China) Company Limited, Shanghai Branch, of $15.0 million. At December 31, 2021, the interest rate on borrowings under the line of credit was 5.5%. As of December 31, 2021, $5.8 million was outstanding on this line of credit.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

12.        COMMITMENTS AND CONTINGENCIES

Contractual Obligations – The Company had the following contractual obligations related primarily to sponsorships, other marketing activities and AFF new production facility construction costs as of December 31, 2021:

Year Ending December 31:

2022	$236,698
2023	57,848
2024	10,497
2025	10
2026	—
2027 and thereafter	—
$305,053

Purchase Commitments – The Company had purchase commitments aggregating approximately $273.4 million at December 31, 2021, which represent commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms, but are generally satisfied within one year.

The Company purchases various raw material items, including, but not limited to, flavors, ingredients, supplement ingredients, containers, milk, glucose, sucralose, cream and protein, from a limited number of suppliers. An interruption in supply from any of such resources could result in the Company’s inability to produce certain products for limited or possibly extended periods of time. The aggregate value of purchases from suppliers of such limited resources described above for the years ended December 31, 2021, 2020 and 2019 was $698.0 million, $401.8 million and $335.3 million, respectively.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, and any related insurance reimbursements. As of December 31, 2021, no loss contingencies were included in the Company’s consolidated balance sheet.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

13.        ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) are as follows at December 31:

	2021	2020
Accumulated net unrealized (loss) gain on available-for-sale securities	$(956)	$84
Foreign currency translation adjustments, net of tax	(68,209)	2,950
Total accumulated other comprehensive (loss) income	$(69,165)	$3,034

14.        TREASURY STOCK PURCHASE

On March 13, 2020, the Company’s Board of Directors authorized a new share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “March 2020 Repurchase Plan”). During the year ended December 31, 2021, no shares were purchased under the March 2020 Repurchase Plan. As of February 28, 2022, $441.5 million remained available for repurchase under the March 2020 Repurchase Plan.

During the year ended December 31, 2021, 0.2 million shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $13.8 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying consolidated balance sheet at December 31, 2021.

15.        STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at December 31, 2021: (i) the Monster Beverage Corporation 2020 Omnibus Incentive Plan (the “2020 Omnibus Incentive Plan”), which includes the Monster Beverage Corporation Deferred Compensation Plan as a sub plan thereunder, and (ii) the Monster Beverage Corporation 2017 Compensation Plan for Non-Employee Directors, which includes the Monster Beverage Corporation Deferred Compensation Plan for Non-Employee Directors as a sub plan thereunder. The 2020 Omnibus Incentive Plan was approved by the Board of Directors on April 14, 2020 and approved by the stockholders of the Company at the annual meeting of the Company’s stockholders held on June 3, 2020 (the “Effective Date”). The 2020 Omnibus Incentive Plan replaced the Monster Beverage Corporation 2011 Omnibus Incentive Plan (the “2011 Omnibus Incentive Plan”).

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The 2020 Omnibus Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other share-based awards up to an aggregate of 46,169,367 shares of the Company’s common stock, comprised of 32,000,000 new shares of common stock reserved under the 2020 Omnibus Incentive Plan, which were authorized on the Effective Date, and 14,169,367 shares of common stock that were available for grant under the 2011 Omnibus Incentive Plan as of December 31, 2019 and prior to the Effective Date. Shares authorized under the 2020 Omnibus Incentive Plan are reduced by one (1) share for options or stock appreciation rights granted under the 2020 Omnibus Incentive Plan and for any grants after December 31, 2019 under the 2011 Omnibus Incentive Plan, and by 2.6 shares for each share granted or issued with respect to a Full Value Award under either the 2020 Omnibus Incentive Plan or for any shares granted after December 31, 2019 under the 2011 Omnibus Incentive Plan. A “Full Value Award” is an award other than an incentive stock option, a non-qualified stock option, or a stock appreciation right, which is settled by the issuance of shares. Options granted under the 2020 Omnibus Incentive Plan may be incentive stock options under Section 422 of the Internal Revenue Code, as amended (the “Code”), or non-qualified stock options.

Shares previously granted under the 2011 Omnibus Incentive Plan after December 31, 2019 and prior to the Effective Date of the 2020 Omnibus Incentive Plan reduced the number of shares available for grant under the 2020 Omnibus Incentive Plan. As of December 31, 2021, 2,755,257 shares of the Company’s common stock have been granted, net of cancellations, and 42,513,457 shares (as adjusted for Full Value Awards) of the Company’s common stock remain available for grant under the 2020 Omnibus Incentive Plan.

The Compensation Committee of the Board of Directors (the “Compensation Committee”) has sole and exclusive authority to grant stock awards to all employees who are not new hires and to all new hires who are subject to Section 16 of the Exchange Act (“Section 16”). Each of the Compensation Committee and the Executive Committee of the Board of Directors (the “Executive Committee”) independently has the authority to grant stock awards to (i) new hires and (ii) employees receiving a promotion, in each case, who are not Section 16 employees. Awards granted by the Executive Committee are not subject to approval or ratification by the Board of Directors or the Compensation Committee. Options granted under the 2020 Omnibus Incentive Plan generally vest over a three- to five-year period from the grant date and are generally exercisable up to 10 years after the grant date. Restricted stock units granted under the 2020 Omnibus Incentive Plan generally vest over a three- or five-year period from the grant date. Performance share units will generally vest based on the achievement of performance goals specified for the applicable award.

In 2016, the Company adopted the Deferred Compensation Plan (as a sub plan to the 2011 Omnibus Incentive Plan), pursuant to which eligible employees may elect to defer cash and/or equity based compensation and to receive the deferred amounts, together with an investment return (positive or negative), either at a pre-determined time in the future or upon termination of their employment with the Company or its subsidiaries or affiliates that are participating employers under the Deferred Compensation Plan, as provided under the Deferred Compensation Plan and in relevant deferral elections. Deferrals under the Deferred Compensation Plan are unfunded and unsecured. As of December 31, 2021 deferrals under the Deferred Compensation Plan are solely comprised of cash compensation and equity compensation and are not material in the aggregate.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Each calendar year, a non-employee director will receive an annual retainer and annual equity award, as provided for in the 2017 Directors Plan, which may be modified from time to time. Currently, with respect to equity awards, each non-employee director receives an award of restricted stock units at each annual meeting of the Company’s stockholders or promptly thereafter. A non-employee director’s annual award of restricted stock units will generally vest on the earliest to occur of: (a) the last business day immediately preceding the annual meeting of the Company’s stockholders in the calendar year following the calendar year in which the grant date occurs, (b) a Change of Control (as defined in the 2017 Directors Plan), (c) the non-employee director’s death, or (d) the date of the non-employee director’s separation from service due to disability, so long as the non-employee director remains a non-employee director through such date. The Board of Directors may in its discretion award non-employee directors stock options, stock appreciation rights, restricted stock and other share-based awards in lieu of or in addition to restricted stock units. The Board of Directors may amend or terminate the 2017 Directors Plan at any time, subject to certain limitations set forth in the 2017 Directors Plan. As of December 31, 2021, 98,901 shares of the Company’s common stock had been granted under the 2017 Directors Plan, and 1,151,099 shares of the Company’s common stock remain available for grant.

In 2017, the Company adopted the Deferred Compensation Plan for Non-Employee Directors (as a sub plan to the 2017 Directors Plan), pursuant to which the Board of Directors may permit non-employee directors to elect, at such times and in accordance with rules and procedures (or sub-plan) adopted by the Board of Directors (which are intended to comply with Section 409A of the Code, as applicable), to receive all or any portion of such non-employee director’s compensation, whether payable in cash or in equity, on a deferred basis. Deferrals under the Deferred Compensation Plan for Non-Employee Directors are unfunded and unsecured. As of December 31, 2021, deferrals under the Deferred Compensation Plan for Non-Employee Directors are solely comprised of cash compensation and equity compensation and are not material in the aggregate. The 2017 Directors Plan was adopted to effectuate any such deferrals. The 2017 Directors Plan is administered by the Board of Directors. Each award granted under the 2017 Directors Plan will be evidenced by a written agreement and will contain the terms and conditions that the Board of Directors deems appropriate.

In February 2022, the Board of Directors amended and restated the 2017 Directors Plan to require each non-employee director to satisfy the share ownership guidelines set forth below, as may be modified by the Board of Directors from time to time. The current share ownership guidelines provide that non-employee directors of the Company must:

●	Hold shares of Company common stock having a total value of five times the annual retainer payable to a non-employee director (excluding any portion of the annual retainer attributable to a non-employee director’s service as a member of a subcommittee, as a chair of a subcommittee or as the lead independent director, as applicable). For this purpose, deferred shares or deferred restricted stock units will be deemed held, to the extent vested.
●	The minimum stock ownership level must be achieved by each non-employee director by the fifth anniversary of such non-employee director’s initial appointment to the Board of Directors.
●	Once achieved, ownership of the guideline amount should be maintained for so long as the non-employee director retains his or her seat on the Board of Directors.
●	There may be rare instances where these guidelines would place a hardship on a non-employee director. In these cases or in similar circumstances, the Board of Directors will make the final decision as to developing an alternative stock ownership guideline for a non-employee director that reflects the intention of these guidelines and his or her personal circumstances.

The Company recorded $70.5 million, $70.3 million and $63.4 million of compensation expense relating to outstanding options, restricted stock units, performance share units and other share-based awards during the years ended December 31, 2021, 2020 and 2019, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options and vesting of restricted stock units and performance share units for the years ended December 31, 2021, 2020 and 2019 was $6.8 million, $10.5 million and $25.9 million, respectively.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted through December 31, 2021 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	2021	2020	2019
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	28.9%	30.4%	30.2%
Risk-free interest rate	0.85%	0.70%	2.37%
Expected term	5.8 Years	5.8 Years	6.0 Years

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price Per	Term (in	Intrinsic
Options	(in thousands)	Share	years)	Value
Outstanding at January 1, 2021	13,973	$44.93	5.7	$664,432
Granted 01/01/21 - 03/31/21	1,015	$88.95
Granted 04/01/21 - 06/30/21	13	$91.36
Granted 07/01/21 - 09/30/21	23	$95.33
Granted 10/01/21 - 12/31/21	12	$87.00
Exercised	(1,037)	$44.10
Cancelled or forfeited	(139)	$63.05
Outstanding at December 31, 2021	13,860	$48.19	5.1	$663,148
Vested and expected to vest in the future at December 31, 2021	13,633	$47.80	5.0	$657,633
Exercisable at December 31, 2021	9,644	$40.33	4.0	$537,261

The following table summarizes information about stock options outstanding and exercisable at December 31, 2021:

			Options Outstanding			Options Exercisable
				Weighted Average
				Remaining	Weighted	Number	Weighted
			Number	Contractual	Average	Exercisable	Average
Range of Exercise			Outstanding	Term	Exercise	(In	Exercise
Prices ($)			(In Thousands)	(Years)	Price ($)	Thousands)	Price ($)
$15.71	-	$17.99	1,395	1.4	$17.77	1,395	$17.77
$18.64	-	$23.35	1,562	2.1	$23.08	1,562	$23.08
$36.05	-	$36.05	9	3.0	$36.05	9	$36.05
$37.10	-	$43.99	2,280	4.3	$43.47	2,272	$43.47
$44.73	-	$45.16	1,410	3.4	$45.10	1,410	$45.10
$45.55	-	$54.45	1,491	5.5	$48.21	1,058	$47.43
$55.14	-	$57.95	153	7.1	$56.90	36	$56.57
$58.73	-	$58.73	2,054	6.2	$58.73	1,084	$58.73
$58.77	-	$58.77	4	6.6	$58.77	2	$58.77
$59.67	-	$97.80	3,502	8.1	$69.29	816	$60.56
			13,860	5.1	$48.19	9,644	$40.33

The weighted-average grant-date fair value of options granted during the years ended December 31, 2021, 2020 and 2019 was $25.80 per share, $18.82 per share and $20.17 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $51.2 million, $68.8 million and $220.2 million, respectively.

Cash received from option exercises under all plans for the years ended December 31, 2021, 2020 and 2019 was $45.7 million, $72.9 million and $92.4 million, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

At December 31, 2021, there was $51.3 million of total unrecognized compensation expense related to non-vested options granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.1 years.

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

The following table summarizes the Company’s activities with respect to non-vested restricted stock units and performance share units as follows:

		Weighted
	Number of	Average
	Shares (in	Grant-Date
	thousands)	Fair Value
Non-vested at January 1, 2021	947	$60.52
Granted 01/01/21 - 03/31/21[1]	304	$86.28
Granted 04/01/21 - 06/30/21	14	$92.14
Granted 07/01/21 - 09/30/21	1	$89.84
Granted 10/01/21 - 12/31/21	1	$89.95
Vested	(344)	$62.29
Forfeited/cancelled	(13)	$60.41
Non-vested at December 31, 2021	910	$69.02

1The grant activity for performance share units is recorded based on the target performance level earning 100% of target performance share units. The actual number of performance share units earned could range from 0% to 200% of target dependent on the pre-established performance goals.

The weighted-average grant-date fair value of restricted stock units and/or performance share units granted during the years ended December 31, 2021, 2020 and 2019 was $89.12, $62.97 and $59.79 per share, respectively. As of December 31, 2021, 0.8 million of restricted stock units and performance share units are expected to vest.

At December 31, 2021, total unrecognized compensation expense relating to non-vested restricted stock units and performance share units was $34.8 million, which is expected to be recognized over a weighted-average period of 1.9 years.

Other Share-Based Awards

The Company has granted other share-based awards to certain employees that are payable in cash. These awards are classified as liabilities and are valued based on the fair value of the award at the grant date and are remeasured at each reporting date until settlement with compensation expense being recognized in proportion to the completed requisite service period up until date of settlement. At December 31, 2021, other share-based awards outstanding included grants that vest over three years payable in the first quarters of 2022, 2023 and 2024.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

At December 31, 2021, there was $0.7 million of total unrecognized compensation expense related to nonvested other share-based awards granted to employees under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 1.0 years.

Employee and Non-Employee Share-Based Compensation Expense

The table below shows the amounts recognized in the consolidated financial statements for the years ended December 31, 2021, 2020 and 2019 for share-based compensation related to employees and non-employees. Employee and non-employee share-based compensation expense of $70.5 million for the year ended December 31, 2021 is comprised of $8.3 million relating to incentive stock options, $1.6 million relating to other share-based awards and $60.6 million relating to non-qualified stock options, restricted units and performance units. Employee and non-employee share-based compensation expense of $70.3 million for the year ended December 31, 2020 is comprised of $9.4 million relating to incentive stock options, $2.7 million relating to other share-based awards and $58.2 million relating to non-qualified stock options, restricted units and performance units. Employee and non-employee share-based compensation expense of $63.4 million for the year ended December 31, 2019 is comprised of $10.0 million relating to incentive stock options and $53.4 million relating to non-qualified stock options and restricted units.

	2021	2020	2019
Operating expenses	$70,483	$70,289	$63,356
Total employee and non-employee share-based compensation expense included in income, before income tax	70,483	70,289	63,356
Less: Amount of income tax benefit recognized in earnings	(14,228)	(15,499)	(36,326)
Amount charged against net income	$56,255	$54,790	$27,030

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

The domestic and foreign components of the Company’s income before provision for income taxes are as follows:

	Year Ended December 31,
	2021	2020	2019
Domestic*	$1,431,797	$1,374,402	$1,196,883
Foreign*	369,622	251,755	219,079
Income before provision for income taxes	$1,801,419	$1,626,157	$1,415,962

*After intercompany royalties, management fees and interest charges from the Company’s domestic to foreign entities of $61.1 million, $54.2 million and $51.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Components of the provision for income taxes are as follows:

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$273,115	$259,073	$212,068
State	44,990	43,704	39,982
Foreign	89,410	70,658	55,167
	407,515	373,435	307,217

Deferred:
Federal	14,750	11,401	8,320
State	4,689	4,709	(6,878)
Foreign	5,092	(167,595)	(4,219)
	24,531	(151,485)	(2,777)

Valuation allowance	(8,102)	(5,387)	3,687
	$423,944	$216,563	$308,127

A reconciliation of the total provision for income taxes after applying the U.S. federal statutory rate of 21% to income before provision for income taxes to the reported provision for income taxes are as follows for the years ended:

	Year Ended December 31,
	2021	2020	2019
U.S. Federal tax expense at statutory rates	$378,298	$341,493	$297,352
State income taxes, net of federal tax benefit	38,894	37,478	30,098
Permanent differences	(4,168)	(1,064)	(2,128)
Stock based compensation	2,790	1,097	(13,473)
Intra-company transfer benefit	—	(165,075)	—
Other	(649)	(7,388)	(12,423)
Foreign rate differential	16,881	15,409	5,014
Valuation allowance	(8,102)	(5,387)	3,687
	$423,944	$216,563	$308,127

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Major components of the Company’s deferred tax assets (liabilities) at December 31, 2021 and 2020 are as follows:

	2021	2020
Deferred Tax Assets:
Reserve for sales returns	$889	$275
Reserve for inventory obsolescence	3,643	2,366
Reserve for marketing development fund	8,951	9,629
Capitalization of inventory costs	2,533	3,365
State franchise tax - current	2,493	4,229
Accrued compensation	2,854	1,284
Accrued other liabilities	4,634	7,464
Deferred revenue	68,557	75,592
Stock-based compensation	24,635	23,370
Foreign net operating loss carryforward	14,507	21,626
Prepaid supplies	6,317	5,551
Termination payments	58,042	63,009
Operating lease liabilities	4,711	4,434
Intangibles	72,666	87,687
Impairment-trademarks and others	2,047	2,055
Other deferred tax assets	33,013	27,164
Total gross deferred tax assets	$310,492	$339,100

Deferred Tax Liabilities:
Amortization of trademarks	$(41,517)	$(42,161)
State franchise tax - deferred	(5,505)	(6,318)
Operating lease ROU assets	(4,711)	(4,434)
Other deferred tax liabilities	(618)	(58)
Depreciation	(5,907)	(9,363)
Total gross deferred tax liabilities	(58,258)	(62,334)

Valuation Allowance	(27,013)	(35,116)

Net deferred tax assets	$225,221	$241,650

During the years ended December 31, 2021, 2020 and 2019, the Company established full valuation allowances against certain deferred tax assets, resulting from cumulative net operating losses incurred by certain foreign subsidiaries of the Company. The effect of the valuation allowances and the subsequent related impact on the Company’s overall tax rate was to decrease the Company’s provision for income taxes by $8.1 million and $5.4 million for the years ended December 31, 2021 and 2020, respectively, and increase the Company’s provision for income taxes $3.7 million for the year ended December 31, 2019. At December 31, 2021, the Company had net operating loss carryforwards of approximately $60.5 million. Of this amount, $35.2 million may be carried forward indefinitely. The remaining $25.3 million of net operating loss carryforwards will begin to expire in 2022.

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

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the years ended December 31, 2021, 2020 and 2019:

Gross Unrecognized Tax
Benefits
Balance at December 31, 2018	$5,035
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior year	1,833
Decreases for tax positions related to prior years	(3,875)
Balance at December 31, 2019	$2,993
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior year	—
Decreases for tax positions related to prior years	(2,251)
Balance at December 31, 2020	$742
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior year	—
Decreases for tax positions related to prior years	(742)
Balance at December 31, 2021	$—

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s consolidated financial statements. As of December 31, 2021, the Company had no unrecognized tax benefits.

It is expected that any change in the amount of unrecognized tax benefit change within the next 12 months will not be significant.

The Company is subject to U.S. federal income tax as well as to income tax in multiple state and foreign jurisdictions.

The Company is in various stages of examination with certain states and certain foreign jurisdictions, including the United Kingdom and Ireland. The Company’s 2018 through 2020 U.S. federal income tax returns are subject to examination by the IRS. The Company’s state income tax returns are subject to examination for the 2017 through 2020 tax years.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

17.        EARNINGS PER SHARE

A reconciliation of the weighted average shares used in the basic and diluted earnings per common share computations for the years ended December 31, 2021, 2020 and 2019 is presented below (in thousands):

	2021	2020	2019
Weighted-average shares outstanding:
Basic	528,763	529,639	542,191
Dilutive securities	6,876	5,168	4,417
Diluted	535,639	534,807	546,608

For the years ended December 31, 2021, 2020 and 2019, options and awards outstanding totaling 0.8 million shares, 1.8 million shares and 4.4 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

18.        EMPLOYEE BENEFIT PLAN

Employees of the Company may participate in the Monster Beverage Corporation 401(k) Plan, a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute into a traditional plan with pretax salary or into a Roth plan with after tax salary up to statutory limits. The Company contributes 50% of the employee contribution, up to 8% of each employee’s earnings, which vest over four years (2 years of service = 50%, 3 years of service = 75%, 4 years of service = 100%). Matching contributions were $5.5 million, $4.7 million and $3.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

19.        SEGMENT INFORMATION

The Company has three operating and reportable segments: (i) Monster Energy® Drinks segment, which is primarily comprised of the Company’s Monster Energy® drinks, Reign Total Body Fuel® high performance energy drinks and True North® Pure Energy Seltzers, (ii) Strategic Brands segment, which is primarily comprised of the various energy drink brands acquired from TCCC in 2015 as well as the Company’s affordable energy brands, and (iii) Other segment, which is comprised of the AFF Third-Party Products.

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

The net revenues derived from the Company’s reportable segments and other financial information related thereto for the years ended December 31 are as follows:

	2021	2020	2019
Net sales:
Monster Energy® Drinks⁽¹⁾	$5,220,673	$4,305,246	$3,904,029
Strategic Brands	294,762	266,354	274,925
Other	25,917	27,038	21,865
Corporate and unallocated	—	—	—
	$5,541,352	$4,598,638	$4,200,819

	2021	2020	2019
Operating Income:
Monster Energy® Drinks⁽¹⁾	$1,990,785	$1,820,346	$1,565,977
Strategic Brands	173,660	155,047	164,053
Other	6,935	5,930	3,650
Corporate and unallocated	(373,913)	(348,170)	(330,741)
	$1,797,467	$1,633,153	$1,402,939

	2021	2020	2019
Income before tax:
Monster Energy® Drinks⁽¹⁾	$1,992,185	$1,820,625	$1,567,022
Strategic Brands	173,739	155,047	164,049
Other	6,935	5,933	3,655
Corporate and unallocated	(371,440)	(355,448)	(318,764)
	$1,801,419	$1,626,157	$1,415,962

(1)	Includes $41.5 million, $42.1 million and $46.3 million for the years ended December 31, 2021, 2020 and 2019, respectively, related to the recognition of deferred revenue.

	2021	2020	2019
Depreciation and amortization:
Monster Energy® Drinks	$34,532	$38,277	$39,397
Strategic Brands	1,085	4,178	7,935
Other	4,485	4,631	4,637
Corporate and unallocated	10,053	9,944	8,758
	$50,155	$57,030	$60,727

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Corporate and unallocated expenses were $373.9 million for the year ended December 31, 2021 and included $258.6 million of payroll costs, of which $70.3 million was attributable to stock-based compensation expense (See Note 15, “Stock-Based Compensation”), $77.9 million of professional service expenses, including accounting and legal costs, $9.3 million of insurance costs and $28.1 million of other operating expenses.

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

Coca-Cola Consolidated, Inc. accounted for approximately 12%, 12% and 13% of the Company’s net sales for the years ended December 31, 2021, 2020 and 2019, respectively.

Reyes Coca-Cola Bottling, LLC accounted for approximately 10%, 11% and 11% of the Company’s net sales for the years ended December 31, 2021, 2020 and 2019, respectively.

Coca-Cola Europacific Partners accounted for approximately 12%, 10% and 10% of the Company’s net sales for the years ended December 31, 2021, 2020 and 2019, respectively.

Net sales to customers outside the United States amounted to $2.04 billion, $1.51 billion and $1.33 billion for the years ended December 31, 2021, 2020 and 2019, respectively. Such sales were approximately 37%, 33% and 32% of net sales for the years ended December 31, 2021, 2020 and 2019, respectively.

Goodwill and other intangible assets for the Company’s reportable segments as of December 31, 2021 and 2020 are as follows:

	2021	2020
Goodwill and other intangible assets:
Monster Energy® Drinks	$1,420,503	$1,406,646
Strategic Brands	978,032	974,132
Other	5,494	9,911
Corporate and unallocated	—	—
	$2,404,029	$2,390,689

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

TCCC commissions, based on sales to the TCCC Subsidiaries and the TCCC Related Parties, for the year ended December 31, 2021 were $77.5 million, and are included as a reduction to net sales. TCCC commissions, based on sales to the TCCC Independent Bottlers for the year ended December 31, 2021 were $28.7 million, and are included in operating expenses in the consolidated statements of income.

TCCC commissions, based on sales to the TCCC Subsidiaries and the TCCC Related Parties, for the year ended December 31, 2020 were $56.5 million, and are included as a reduction to net sales. TCCC commissions, based on sales to the TCCC Independent Bottlers for the year ended December 31, 2020 were $21.4 million, and are included in operating expenses in the consolidated statements of income.

TCCC commissions, based on sales to the TCCC Subsidiaries and the TCCC Related Parties, for the year ended December 31, 2019 were $50.1 million, and are included as a reduction to net sales. TCCC commissions, based on sales to the TCCC Independent Bottlers for the year ended December 31, 2019 were $17.7 million, and are included in operating expenses in the consolidated statements of income.

Net sales to the TCCC Subsidiaries for the years ended December 31, 2021, 2020 and 2019 were $120.4 million, $83.3 million and $79.5 million, respectively.

The Company also purchases concentrates from TCCC which are then sold to certain of the Company’s bottlers/distributors. Concentrate purchases from TCCC were $27.2 million, $23.9 million and $25.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Certain TCCC Subsidiaries also contract manufacture certain of the Company’s energy drinks. Such contract manufacturing expenses were $31.5 million, $17.2 million and $17.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Accounts receivable, accounts payable and accrued promotional allowances related to the TCCC Subsidiaries are as follows at:

	December 31,	December 31,
	2021	2020
Accounts receivable, net	$94,647	$44,925
Accounts payable	$(35,248)	$(30,792)
Accrued promotional allowances	$(4,536)	$(5,834)
Accrued liabilities	$(26,616)	$(15,446)

In 2021, TCCC exercised its contract rights and began an examination in accordance with those rights for the years ended December 31, 2015 through December 31,2020.

One director of the Company through certain trusts, and a family member of one director are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the years ended December 31, 2021, 2020 and 2019 were $3.6 million, $2.1 million and $1.5 million, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

In December 2018, the Company and a director of the Company entered into a 50-50 partnership that purchased land, and real property thereon, in Kona, Hawaii for the purpose of producing coffee products. The Company’s initial 50% contribution of $1.9 million was accounted for as an equity investment. During the year ended December 31, 2021, the Company recorded an equity loss of $0.2 million. As of December 31, 2021, the Company’s equity investment is $1.4 million and is included in other assets (non-current) in the accompanying consolidated balance sheet at December 31, 2021.

21.        SUBSEQUENT EVENTS

On February 17, 2022, the Company completed its acquisition of CANarchy Craft Brewery Collective LLC (“CANarchy”), a craft beer and hard seltzer company, for $330.0 million in cash, subject to adjustments. The transaction allows us to enter the alcohol beverage sector and brings the Cigar City family of brands including Jai Alai IPA and Florida Man IPA, the Oskar Blues family of brands including Dale’s Pale Ale and Wild Basin Hard Seltzers, the Deep Ellum family of brands including Dallas Blonde and Deep Ellum IPA, the Perrin Brewing family of brands including Black Ale, the Squatters family of brands including Hop Rising Double IPA and Juicy IPA and the Wasatch family of brands including Apricot Hefeweizen to our beverage portfolio. The transaction does not include CANarchy’s stand-alone restaurants. The Company’s organizational structure for its existing energy beverage business will remain unchanged. CANarchy will function independently, retaining its own organizational structure and team.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019 (Dollars in Thousands)

	Balance at	Charged to		Balance at
	beginning	cost and		end of
Description	of period	expenses	Deductions	period
Allowance for doubtful accounts, sales returns and cash discounts:

2021	$1,878	$14,799	$(12,001)	$4,676
2020	$2,045	$9,664	$(9,831)	$1,878
2019	$1,589	$9,583	$(9,127)	$2,045

Allowance on Deferred Tax Assets and Unrecognized Tax Benefits:

2021	$35,993	$(8,980)	$—	$27,013
2020	$43,853	$(7,860)	$—	$35,993
2019	$42,748	$1,105	$—	$43,853