Form 10-Q
period 2022-03-31
Monster Beverage Corp
filed 2022-05-06
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022	Commission File Number 001-18761

MONSTER BEVERAGE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	47-1809393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes __ No   X

The registrant had 529,671,407 shares of common stock, par value $0.005 per share, outstanding as of April 29, 2022.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

MARCH 31, 2022

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2022 AND DECEMBER 31, 2021

(In Thousands, Except Par Value) (Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,014,786	$1,326,462
Short-term investments	1,717,648	1,749,727
Accounts receivable, net	1,039,780	896,658
Inventories	821,132	593,357
Prepaid expenses and other current assets	110,327	82,668
Prepaid income taxes	39,993	33,238
Total current assets	4,743,666	4,682,110

INVESTMENTS	65,652	99,419
PROPERTY AND EQUIPMENT, net	407,391	313,753
DEFERRED INCOME TAXES, net	225,221	225,221
GOODWILL	1,411,928	1,331,643
OTHER INTANGIBLE ASSETS, net	1,232,113	1,072,386
OTHER ASSETS	101,488	80,252
Total Assets	$8,187,459	$7,804,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$438,256	$404,263
Accrued liabilities	234,111	210,964
Accrued promotional allowances	270,785	211,461
Deferred revenue	42,540	42,530
Accrued compensation	37,551	65,459
Income taxes payable	21,118	30,399
Total current liabilities	1,044,361	965,076

DEFERRED REVENUE	238,241	243,249

OTHER LIABILITIES	38,185	29,508

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 1,250,000 shares authorized; 640,528 shares issued and 529,642 shares outstanding as of March 31, 2022; 640,043 shares issued and 529,323 shares outstanding as of December 31, 2021	3,203	3,200
Additional paid-in capital	4,673,302	4,652,620
Retained earnings	8,103,752	7,809,549
Accumulated other comprehensive loss	(72,145)	(69,165)
Common stock in treasury, at cost; 110,886 shares and 110,720 shares as of March 31, 2022 and December 31, 2021, respectively	(5,841,440)	(5,829,253)
Total stockholders’ equity	6,866,672	6,566,951
Total Liabilities and Stockholders’ Equity	$8,187,459	$7,804,784

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE-MONTHS ENDED MARCH 31, 2022 AND 2021

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended
	March 31,
	2022	2021

NET SALES	$1,518,574	$1,243,816

COST OF SALES	741,907	528,881

GROSS PROFIT	776,667	714,935

OPERATING EXPENSES	377,178	300,789

OPERATING INCOME	399,489	414,146

INTEREST and OTHER EXPENSE, net	7,300	759

INCOME BEFORE PROVISION FOR INCOME TAXES	392,189	413,387

PROVISION FOR INCOME TAXES	97,986	98,193

NET INCOME	$294,203	$315,194

NET INCOME PER COMMON SHARE:
Basic	$0.56	$0.60
Diluted	$0.55	$0.59

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	529,405	528,195
Diluted	535,554	534,982

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE-MONTHS ENDED MARCH 31, 2022 AND 2021

(In Thousands) (Unaudited)

	Three-Months Ended
	March 31,
	2022	2021
Net income, as reported	$294,203	$315,194
Other comprehensive income (loss):
Change in foreign currency translation adjustment	1,079	(27,932)
Available-for-sale investments:
Change in net unrealized (losses) gains	(4,059)	24
Reclassification adjustment for net gains included in net income	—	—
Net change in available-for-sale investments	(4,059)	24
Other comprehensive income (loss)	(2,980)	(27,908)
Comprehensive income	$291,223	$287,286

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE-MONTHS ENDED MARCH 31, 2022 AND 2021

(In Thousands) (Unaudited)

					Accumulated
					Other			Total
	Common stock		Additional	Retained	Comprehensive	Treasury stock		Stockholders’
	Shares	Amount	Paid-in Capital	Earnings	(Loss) Income	Shares	Amount	Equity
Balance, December 31, 2021	640,043	$3,200	$4,652,620	$7,809,549	$(69,165)	(110,720)	$(5,829,253)	$6,566,951
Stock-based compensation	—	—	16,175	—	—	—	—	16,175
Exercise of stock options	485	3	4,507	—	—	—	—	4,510
Unrealized loss, net on available-for-sale securities	—	—	—	—	(4,059)	—	—	(4,059)
Repurchase of common stock	—	—	—	—	—	(166)	(12,187)	(12,187)
Foreign currency translation	—	—	—	—	1,079	—	—	1,079
Net income	—	—	—	294,203	—	—	—	294,203
Balance, March 31, 2022	640,528	$3,203	$4,673,302	$8,103,752	$(72,145)	(110,886)	$(5,841,440)	$6,866,672

					Accumulated
					Other			Total
	Common stock		Additional	Retained	Comprehensive	Treasury stock		Stockholders’
	Shares	Amount	Paid-in Capital	Earnings	(Loss) Income	Shares	Amount	Equity
Balance, December 31, 2020	638,662	$3,193	$4,537,982	$6,432,074	$3,034	(110,565)	$(5,815,423)	$5,160,860
Stock-based compensation	—	—	17,949	—	—	—	—	17,949
Exercise of stock options	492	3	6,758	—	—	—	—	6,761
Unrealized gain, net on available-for-sale securities	—	—	—	—	24	—	—	24
Repurchase of common stock	—	—	—	—	—	(150)	(13,419)	(13,419)
Foreign currency translation	—	—	—	—	(27,932)	—	—	(27,932)
Net income	—	—	—	315,194	—	—	—	315,194
Balance, March 31, 2021	639,154	$3,196	$4,562,689	$6,747,268	$(24,874)	(110,715)	$(5,828,842)	$5,459,437

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTHS ENDED MARCH 31, 2022 AND 2021

(In Thousands) (Unaudited)

	Three-Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$294,203	$315,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,599	12,825
Non-cash lease expense	1,481	952
Gain on disposal of property and equipment	(6)	(88)
Stock-based compensation	16,332	18,362
Effect on cash of changes in operating assets and liabilities net of acquisition:
Accounts receivable	(134,433)	(147,452)
Inventories	(208,673)	(39,546)
Prepaid expenses and other assets	(29,621)	(18,487)
Prepaid income taxes	(5,885)	(7,076)
Accounts payable	18,329	36,859
Accrued liabilities	20,603	32,441
Accrued promotional allowances	61,171	13,965
Accrued compensation	(32,122)	(24,443)
Income taxes payable	(9,818)	(13,287)
Other liabilities	(596)	504
Deferred revenue	(5,915)	(5,250)
Net cash (used in) provided by operating activities	(351)	175,473

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of available-for-sale investments	504,808	325,751
Purchases of available-for-sale investments	(441,925)	(440,570)
Acquisition of CANarchy, net of cash	(330,356)	—
Purchases of property and equipment	(21,511)	(8,400)
Proceeds from sale of property and equipment	14	231
Additions to intangibles	(8,419)	(7,239)
Increase in other assets	(6,241)	(18,856)
Net cash used in investing activities	(303,630)	(149,083)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on debt	3,454	957
Issuance of common stock	4,510	6,761
Purchases of common stock held in treasury	(12,187)	(13,419)
Net cash used in financing activities	(4,223)	(5,701)

Effect of exchange rate changes on cash and cash equivalents	(3,472)	(22,223)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(311,676)	(1,534)
CASH AND CASH EQUIVALENTS, beginning of period	1,326,462	1,180,413
CASH AND CASH EQUIVALENTS, end of period	$1,014,786	$1,178,879

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$91	$13
Income taxes	$112,863	$121,866

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTHS ENDED MARCH 31, 2022 AND 2021

(In Thousands) (Unaudited) (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

Included in accrued liabilities as of March 31, 2022 and 2021 were $11.3 million and $7.8 million, respectively, related to additions to other intangible assets.

Included in accounts payable as of March 31, 2022 and 2021 were equipment purchases of $4.0 million and $0.4 million, respectively.

Included in accounts payable as of March 31, 2021 were available-for-sale short-term investment purchases of $4.4 million.

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

1.	BASIS OF PRESENTATION

Reference is made to the Notes to Consolidated Financial Statements, in Monster Beverage Corporation and Subsidiaries (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2021 for a summary of significant accounting policies utilized by the Company and its consolidated subsidiaries and other disclosures, which should be read in conjunction with this Quarterly Report on Form 10-Q (“Form 10-Q”).

The Company’s condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting. They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP. The information set forth in these interim condensed consolidated financial statements for the three-months ended March 31, 2022 and 2021, respectively, is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading. Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

Recent Accounting Pronouncements

There have been no material changes in recently issued or adopted accounting pronouncements from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

2.	ACQUISITIONS AND DIVESTITURES

On February 17, 2022, the Company completed its acquisition of CANarchy Craft Brewery Collective LLC (“CANarchy”), a craft beer and hard seltzer company, for $330.4 million in cash, subject to adjustments (the “CANarchy Transaction”). The CANarchy Transaction allows the Company to enter the alcohol beverage sector and brings the Cigar City family of brands including Jai Alai IPA and Florida Man IPA, the Oskar Blues family of brands including Dale’s Pale Ale and Wild Basin Hard Seltzers, the Deep Ellum family of brands including Dallas Blonde and Deep Ellum IPA, the Perrin Brewing family of brands including Black Ale, the Squatters family of brands including Hop Rising Double IPA and Juicy IPA, the Wasatch family of brands including Apricot Hefeweizen, as well as certain other brands (collectively the “CANarchy Brands”) to the Company’s beverage portfolio. The transaction does not include CANarchy’s stand-alone restaurants. The Company’s organizational structure for its existing energy beverage business will remain unchanged. CANarchy will function independently, retaining its own organizational structure and team.

The Company accounted for the CANarchy Transaction in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations”.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the preliminary fair value allocations of the CANarchy Transaction:

	Identifiable
	Assets
	Acquired and
	Liabilities	Consideration
	Assumed	Transferred
Intangibles - trademarks (non-amortizing)	$94,500	$—
Intangibles - customer relationships (amortizing)	54,500	—
Intangibles - permits (non-amortizing)	6,500	—
Property and equipment, net	81,285	—
Inventory	18,900	—
Right-of -use assets	12,836	—
Operating lease liabilities	(12,836)	—
Working capital (excluding inventory)	(4,844)	—
Other	(770)	—
Goodwill	80,285	—
Cash	3,248	333,604
Total	$333,604	$333,604

The fair value analysis has yet to progress to a stage where there is sufficient information for a definitive measurement of the respective fair values. Accordingly, the respective fair value allocations are preliminary and are based on valuations derived from estimated fair value assumptions used by management. The Company expects to complete its fair value analysis at a level of detail necessary to finalize the underlying fair value allocations as soon as practicable, but no later than twelve months from the closing of the CANarchy Transaction.

The Company determined the preliminary estimated fair values as follows:

●	Trademarks – relief-from-royalty method of the income approach
●	Customer relationships – distributor method of the income approach
●	Permits – with-and-without method of the income approach
●	Property and equipment – cost approach
●	Inventory – comparative sales method and replacement cost method

The preliminary book value of the working capital (excluding inventory) approximates fair value.

The Company has determined goodwill in accordance with ASC 805-30-30-1, “Business Combinations,” which requires the recognition of goodwill for the excess of the aggregate consideration over the net amounts of identifiable assets acquired and liabilities assumed as of the acquisition date.

For tax purposes, the CANarchy Transaction was recorded as an asset purchase. As such, the Company received a step-up in tax basis of the CANarchy assets, net, equal to the purchase price.

In accordance with Regulation S-X, pro forma unaudited condensed financial information for the CANarchy Transaction has not been provided as the impact of the transaction on the Company’s financial position, results of operations and liquidity was not material.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

3.	REVENUE RECOGNITION

The Company has four operating and reportable segments: (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is primarily comprised of the Company’s Monster Energy® drinks, Reign Total Body Fuel® high performance energy drinks and True NorthTM Pure Energy Seltzers, (ii) Strategic Brands segment (“Strategic Brands”), which is primarily comprised of the various energy drink brands acquired from The Coca-Cola Company (“TCCC”) in 2015 as well as the Company’s affordable energy brands, (iii) Alcohol Brands segment ("Alcohol Brands"), which is primarily comprised of the various craft beers and hard seltzers purchased as part of the CANarchy Transaction on February 17, 2022 and (iv) Other segment (“Other”), which is comprised of certain products sold by American Fruits and Flavors, LLC, a wholly-owned subsidiary of the Company, to independent third-party customers (the “AFF Third-Party Products”).

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

The Company’s Alcohol Brands segment primarily generates operating revenues by selling kegged, and canned beer as well as hard seltzers primarily to distributors in the United States.

The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. Certain of the Company’s bottlers/distributors may also perform a separate function as a co-packer on the Company’s behalf. In such cases, control of the Company’s products passes to such bottlers/distributors when they notify the Company that they have taken possession or transferred the relevant portion of the Company’s finished goods. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of March 31, 2022 and December 31, 2021.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Disaggregation of Revenue

The following tables disaggregate the Company’s revenue by geographical markets and reportable segments:

	Three-Months Ended March 31, 2022
				Latin
				America
	U.S. and			and
Net Sales	Canada	EMEA[1]	Asia Pacific	Caribbean	Total
Monster Energy® Drinks	$925,680	$260,889	$110,556	$107,722	$1,404,847
Strategic Brands	53,051	30,176	6,662	2,704	92,593
Alcohol Brands[2]	15,207	—	—	—	15,207
Other	5,927	—	—	—	5,927
Total Net Sales	$999,865	$291,065	$117,218	$110,426	$1,518,574

	Three-Months Ended March 31, 2021
				Latin
				America
	U.S. and			and
Net Sales	Canada	EMEA[1]	Asia Pacific	Caribbean	Total
Monster Energy® Drinks	$773,504	$219,300	$106,747	$70,729	$1,170,280
Strategic Brands	37,683	19,909	8,438	1,779	67,809
Alcohol Brands[2]	—	—	—	—	—
Other	5,727	—	—	—	5,727
Total Net Sales	$816,914	$239,209	$115,185	$72,508	$1,243,816

1Europe, Middle East and Africa (“EMEA”)

2Effectively from February 17, 2022 to March 31, 2022

Contract Liabilities

Amounts received from certain bottlers/distributors at inception of their distribution contracts or at the inception of certain sales/marketing programs are accounted for as deferred revenue. As of March 31, 2022, the Company had $280.8 million of deferred revenue, which is included in current and long-term deferred revenue in the Company’s condensed consolidated balance sheet. As of December 31, 2021, the Company had $285.8 million of deferred revenue, which is included in current and long-term deferred revenue in the Company’s condensed consolidated balance sheet. During the three-months ended March 31, 2022 and 2021, $10.0 million and $10.4 million, respectively, of deferred revenue was recognized in net sales. See Note 11.

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

The components of lease cost were comprised of the following:

	Three-Months	Three-Months
	Ended March 31,	Ended March 31,
	2022	2021
Operating lease cost	$1,694	$1,131

Short-term lease cost	929	953

Variable lease cost	183	162

Finance leases:
Amortization of ROU assets	127	134
Interest on lease liabilities	3	4
Finance lease cost	130	138

Total lease cost	$2,936	$2,384

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Supplemental cash flow information for the following periods:

	Three-Months	Three-Months
	Ended March 31,	Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,652	$991
Operating cash outflows from finance leases	3	4
Financing cash outflows from finance leases	592	689

ROU assets obtained in exchange for lease obligations:
Finance leases	832	1,495
Operating leases	13,197	36

ROU assets for operating and finance leases recognized in the Company’s condensed consolidated balance sheets were comprised of the following at:

	March 31, 2022
	Real Estate	Equipment	Total	Balance Sheet Location
Operating leases	$33,644	$558	$34,202	Other Assets
Finance leases	—	2,035	2,035	Property and Equipment, net

	December 31, 2021
	Real Estate	Equipment	Total	Balance Sheet Location
Operating leases	$22,518	$639	$23,157	Other Assets
Finance leases	—	2,646	2,646	Property and Equipment, net

Operating and finance lease liabilities recognized in the Company’s condensed consolidated balance sheets were as follows at:

	March 31, 2022
	Operating Leases	Finance Leases
Accrued liabilities	$6,398	$1,205
Other liabilities	26,713	36
Total	$33,111	$1,241

	December 31, 2021
	Operating Leases	Finance Leases
Accrued liabilities	$3,990	$960
Other liabilities	17,389	41
Total	$21,379	$1,001

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases at March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022
	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	7.1	0.9
Weighted-average discount rate	3.2%	1.6%

	December 31, 2021
	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	8.1	0.7
Weighted-average discount rate	3.5%	1.3%

The following table reconciles the undiscounted future lease payments for operating and finance leases to the operating and finance leases recorded in the Company’s condensed consolidated balance sheet at March 31, 2022:

	Undiscounted Future Lease Payments
	Operating Leases	Finance Leases
2022 (excluding the three-months ended March 31, 2022)	$5,527	$1,030
2023	6,531	200
2024	5,323	13
2025	4,034	8
2026	3,179	—
2027 and thereafter	12,674	—
Total lease payments	37,268	1,251
Less imputed interest	(4,157)	(10)
Total	$33,111	$1,241

As of March 31, 2022, the Company did not have any significant additional operating or finance leases that have not yet commenced.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

5.	INVESTMENTS

The following table summarizes the Company’s investments at:

					Continuous	Continuous
		Gross	Gross		Unrealized	Unrealized
		Unrealized	Unrealized		Loss Position	Loss Position
	Amortized	Holding	Holding	Fair	less than 12	greater than 12
March 31, 2022	Cost	Gains	Losses	Value	Months	Months
Available-for-sale
Short-term:
Commercial paper	$276,413	$—	$—	$276,413	$—	$—
Certificates of deposit	37,010	—	—	37,010	—	—
Municipal securities	168,958	2	482	168,478	482
U.S. government agency securities	78,831	—	342	78,489	342	—
U.S. treasuries	1,161,042	—	3,784	1,157,258	3,784	—
Long-term:
U.S. government agency securities	21,455	—	158	21,297	158	—
Municipal securities	5,284		18	5,266	18
U.S. treasuries	39,313	—	224	39,089	224	—
Total	$1,788,306	$2	$5,008	$1,783,300	$5,008	$—

					Continuous	Continuous
		Gross	Gross		Unrealized	Unrealized
		Unrealized	Unrealized		Loss Position	Loss Position
	Amortized	Holding	Holding	Fair	less than 12	greater than 12
December 31, 2021	Cost	Gains	Losses	Value	Months	Months
Available-for-sale
Short-term:
Commercial paper	$334,077	$—	$—	$334,077	$—	$—
Certificates of deposit	44,502	—	—	44,502	—	—
Municipal securities	666	—	—	666	—	—
U.S. government agency securities	62,687	—	26	62,661	26	—
U.S. treasuries	1,308,536	2	717	1,307,821	717	—
Long-term:
U.S. government agency securities	12,500	—	24	12,476	24	—
U.S. treasuries	87,133	—	190	86,943	190	—
Total	$1,850,101	$2	$957	$1,849,146	$957	$—

During the three-months ended March 31, 2022 and 2021, realized gains or losses recognized on the sale of investments were not significant.

The Company’s investments at March 31, 2022 and December 31, 2021 carried investment grade credit ratings.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
Commercial paper	$276,413	$276,413	$334,077	$334,077
Municipal securities	168,958	168,478	666	666
U.S. government agency securities	78,831	78,489	62,687	62,661
Certificates of deposit	37,010	37,010	44,502	44,502
U.S. treasuries	1,161,042	1,157,258	1,308,536	1,307,821
Due 1 - 10 years:
U.S. treasuries	39,313	39,089	87,133	86,943
Municipal securities	5,284	5,266	—	—
U.S. government agency securities	21,455	21,297	12,500	12,476
Total	$1,788,306	$1,783,300	$1,850,101	$1,849,146

6.	FAIR VALUE OF CERTAIN FINANCIAL ASSETS AND LIABILITIES

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

The following tables present the fair value of the Company’s financial assets and liabilities that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

March 31, 2022	Level 1	Level 2	Level 3	Total
Cash	$748,324	$—	$—	$748,324
Money market funds	138,161	—	—	138,161
Certificates of deposit	—	38,411	—	38,411
Commercial paper	—	290,410	—	290,410
Municipal securities	—	202,667	—	202,667
U.S. government agency securities	—	99,786	—	99,786
U.S. treasuries	—	1,280,327	—	1,280,327
Foreign currency derivatives	—	(4,483)	—	(4,483)
Total	$886,485	$1,907,118	$—	$2,793,603

Amounts included in:
Cash and cash equivalents	$886,485	$128,301	$—	$1,014,786
Short-term investments	—	1,717,648	—	1,717,648
Accounts receivable, net	—	239	—	239
Investments	—	65,652	—	65,652
Accrued liabilities	—	(4,722)	—	(4,722)
Total	$886,485	$1,907,118	$—	$2,793,603

December 31, 2021	Level 1	Level 2	Level 3	Total
Cash	$749,089	$—	$—	$749,089
Money market funds	440,826	—	—	440,826
Certificates of deposit	—	44,502	—	44,502
Commercial paper	—	335,477	—	335,477
Municipal securities	—	2,428	—	2,428
U.S. government agency securities	—	75,137	—	75,137
U.S. treasuries	—	1,528,149	—	1,528,149
Foreign currency derivatives	—	(278)	—	(278)
Total	$1,189,915	$1,985,415	$—	$3,175,330

Amounts included in:
Cash and cash equivalents	$1,189,915	$136,547	$—	$1,326,462
Short-term investments	—	1,749,727	—	1,749,727
Accounts receivable, net	—	654	—	654
Investments	—	99,419	—	99,419
Accrued liabilities	—	(932)	—	(932)
Total	$1,189,915	$1,985,415	$—	$3,175,330

All of the Company’s short-term and long-term investments are classified within Level 1 or Level 2 of the fair value hierarchy. The Company’s valuation of its Level 1 investments is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments is based on other observable inputs, specifically a market approach which utilizes valuation models, pricing systems, mathematical tools and other relevant information for the same or similar securities. The Company’s valuation of its Level 2 foreign currency exchange contracts is based on quoted market prices of the same or similar instruments, adjusted for counterparty risk. There were no transfers between Level 1 and Level 2 measurements during the three-months ended March 31, 2022, or during the year-ended December 31, 2021, and there were no changes in the Company’s valuation techniques.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

7.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to foreign currency exchange rate risks related primarily to its foreign business operations. During the three-months ended March 31, 2022 and the year-ended December 31, 2021, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts of the Company that were outstanding as of March 31, 2022 have terms of one month or less. The Company does not enter into forward currency exchange contracts for speculation or trading purposes.

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

The notional amount and fair value of all outstanding foreign currency derivative instruments in the Company’s condensed consolidated balance sheets consist of the following at:

March 31, 2022
Derivatives not designated as
hedging instruments under	Notional	Fair
ASC 815-20	Amount	Value	Balance Sheet Location
Assets:
Foreign currency exchange contracts:
Receive RSD/pay USD	$9,913	$138	Accounts receivable, net
Receive SGD/pay USD	16,662	88	Accounts receivable, net
Receive USD/pay CNY	12,353	13	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive USD/pay RUB	$5,382	$(3,888)	Accrued liabilities
Receive USD/pay EUR	19,061	(317)	Accrued liabilities
Receive USD/pay ZAR	5,398	(281)	Accrued liabilities
Receive USD/pay NZD	4,095	(64)	Accrued liabilities
Receive USD/pay DKK	3,335	(59)	Accrued liabilities
Receive USD/pay COP	10,097	(51)	Accrued liabilities
Receive USD/pay GBP	19,410	(34)	Accrued liabilities
Receive USD/pay AUD	871	(28)	Accrued liabilities

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

The net losses on derivative instruments in the condensed consolidated statements of income were as follows:

		Amount of loss
		recognized in income on
		derivatives
Derivatives not designated as	Location of loss	Three-months ended
hedging instruments under	recognized in income on	March 31,	March 31,
ASC 815-20	derivatives	2022	2021
Foreign currency exchange contracts	Interest and other expense, net	$4,019	$3,870

8.	INVENTORIES

Inventories consist of the following at:

	March 31,	December 31,
	2022	2021
Raw materials	$455,318	$349,865
Work in process	1,471	—
Finished goods	364,343	243,492
	$821,132	$593,357

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

9.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at:

	March 31,	December 31,
	2022	2021
Land	$86,522	$85,455
Leasehold improvements	31,272	11,845
Furniture and fixtures	9,185	8,274
Office and computer equipment	23,026	21,601
Computer software	8,085	8,383
Equipment	251,184	190,333
Buildings	186,371	167,243
Vehicles	47,603	45,404
	643,248	538,538
Less: accumulated depreciation and amortization	(235,857)	(224,785)
	$407,391	$313,753

Total depreciation and amortization expense recorded was $13.1 million and $11.7 million for the three-months ended March 31, 2022 and 2021, respectively.

10.         GOODWILL AND OTHER INTANGIBLE ASSETS

The following is a roll-forward of goodwill for the three-months ended March 31, 2022 and 2021 by reportable segment:

	Monster
	Energy®	Strategic	Alcohol
	Drinks	Brands	Brands	Other	Total
Balance at December 31, 2021	$693,644	$637,999	$—	$—	$1,331,643
Acquisitions	—	—	80,285	—	80,285
Balance at March 31, 2022	$693,644	$637,999	$80,285	$—	$1,411,928

	Monster
	Energy®	Strategic	Alcohol
	Drinks	Brands	Brands	Other	Total
Balance at December 31, 2020	$693,644	$637,999	$—	$—	$1,331,643
Acquisitions	—	—	—	—	—
Balance at March 31, 2021	$693,644	$637,999	$—	$—	$1,331,643

Intangible assets consist of the following at:

	March 31,	December 31,
	2022	2021
Amortizing intangibles	$121,372	$66,872
Accumulated amortization	(62,761)	(61,227)
	58,611	5,645
Non-amortizing intangibles	1,173,502	1,066,741
	$1,232,113	$1,072,386

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Amortizing intangibles primarily consist of customer relationships. All amortizing intangibles have been assigned an estimated finite useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives, generally five to fifteen years. Total amortization expense recorded was $1.5 million and $1.1 million for the three-months ended March 31, 2022 and March 31, 2021, respectively.

The following is the future estimated amortization expense related to amortizing intangibles as of March 31, 2022:

2022 (excluding the three-months ended March 31, 2022)	$6,029
2023	4,745
2024	3,647
2025	3,647
2026	3,646
2027 and thereafter	36,897
$58,611

11.         DISTRIBUTION AGREEMENTS

In the normal course of business, amounts received pursuant to new and/or amended distribution agreements entered into with certain bottlers/distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, or at the inception of certain sales/marketing programs are accounted for as deferred revenue and are recognized as revenue ratably over the anticipated life of the respective agreement, generally 20 years or program duration, as the case may be. Revenue recognized was $10.0 million and $10.4 million for the three-months ended March 31, 2022 and 2021, respectively.

12.         COMMITMENTS AND CONTINGENCIES

The Company had purchase commitments aggregating approximately $384.1 million at March 31, 2022, which represented commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms, but are generally satisfied within one year.

The Company had contractual obligations aggregating approximately $335.4 million at March 31, 2022, which related primarily to sponsorships and other marketing activities.

The Company has a credit facility with HSBC Bank (China) Company Limited, Shanghai Branch, of $15.0 million. At March 31, 2022, the interest rate on borrowings under the line of credit was 5.5%. As of March 31, 2022, $9.9 million was outstanding on this line of credit.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, and any related insurance reimbursements. As of March 31, 2022, no loss contingencies were included in the Company’s condensed consolidated balance sheet.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

13.         ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the three-months ended March 31, 2022 and 2021 are as follows:

		Unrealized
	Currency	Losses on
	Translation	Available-for-
	Losses	Sale Securities	Total
Balance at December 31, 2021	$(68,209)	$(956)	$(69,165)
Other comprehensive (loss) income before reclassifications	1,079	(4,059)	(2,980)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—
Net current-period other comprehensive (loss) income	1,079	(4,059)	(2,980)
Balance at March 31, 2022	$(67,130)	$(5,015)	$(72,145)

		Unrealized
	Currency	Gains on
	Translation	Available-for-
	Losses	Sale Securities	Total
Balance at December 31, 2020	$2,950	$84	$3,034
Other comprehensive (loss) income before reclassifications	(27,932)	24	(27,908)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—
Net current-period other comprehensive (loss) income	(27,932)	24	(27,908)
Balance at March 31, 2021	$(24,982)	$108	$(24,874)

14.         TREASURY STOCK

On March 13, 2020, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “March 2020 Repurchase Plan”). During the three-months ended March 31, 2022, no shares were repurchased under the March 2020 Repurchase Plan. As of May 6, 2022, $441.5 million remained available for repurchase under the March 2020 Repurchase Plan.

During the three-months ended March 31, 2022, 0.2 million shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $12.2 million.

15.         STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at March 31, 2022: (i) the Monster Beverage Corporation 2020 Omnibus Incentive Plan, including the Monster Beverage Corporation Deferred Compensation Plan as a sub-plan thereunder, and (ii) the Monster Beverage Corporation 2017 Compensation Plan for Non-Employee Directors as Amended and Restated on February 23, 2022, including the Monster Beverage Corporation Deferred Compensation Plan for Non-Employee Directors as a sub-plan thereunder.

The Company recorded $16.3 million and $18.4 million of compensation expense relating to outstanding options, restricted stock units, performance share units and other share-based awards during the three-months ended March 31, 2022 and 2021, respectively.

The tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options and vesting of restricted stock units and performance share units for the three-months ended March 31, 2022 and 2021 was $0.4 million and $1.4 million, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted as of March 31, 2022 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	Three-Months Ended March 31,
	2022	2021
Dividend yield	0.0%	0.0%
Expected volatility	27.7%	28.9%
Risk-free interest rate	2.1%	0.8%
Expected term	6.0 years	5.8 years

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

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price Per	Term (in	Intrinsic
Options	(in thousands)	Share	years)	Value
Outstanding at January 1, 2022	13,860	$48.19	5.1	$663,148
Granted 01/01/22 - 03/31/22	2,489	$73.96
Exercised	(114)	$39.57
Cancelled or forfeited	(17)	$65.92
Outstanding at March 31, 2022	16,218	$52.19	5.6	$459,540
Vested and expected to vest in the future at March 31, 2022	15,723	$51.52	5.5	$455,553
Exercisable at March 31, 2022	10,862	$42.96	4.1	$402,706

The weighted-average grant-date fair value of options granted during the three-months ended March 31, 2022 and 2021 was $23.21 per share and $25.78 per share, respectively.

The total intrinsic value of options exercised during the three-months ended March 31, 2022 and 2021 was $4.9 million and $7.2 million, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Cash received from option exercises under all plans for the three-months ended March 31, 2022 and 2021 was $4.5 million and $6.8 million, respectively.

At March 31, 2022, there was $95.4 million of total unrecognized compensation expense related to non-vested options granted to employees under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 3.4 years.

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

The following table summarizes the Company’s activities with respect to non-vested restricted stock units and performance share units as follows:

		Weighted
	Number of	Average
	Shares (in	Grant-Date
	thousands)	Fair Value
Non-vested at January 1, 2022	910	$69.02
Granted 01/01/22 - 03/31/22[1]	484	$71.88
Vested	(371)	$64.15
Forfeited/cancelled	(2)	$59.67
Non-vested at March 31, 2022	1,021	$72.17

1The grant activity for performance share units is recorded based on the target performance level earning 100% of target performance share units. The actual number of performance share units earned could range from 0% to 200% of target depending on the achievement of pre-established performance goals.

The weighted-average grant-date fair value of restricted stock units and/or performance share units granted during the three-months ended March 31, 2022 and 2021 was $73.45 and $88.96 per share, respectively.

As of March 31, 2022, 0.9 million of restricted stock units and performance share units are expected to vest over their respective terms.

At March 31, 2022, total unrecognized compensation expense relating to non-vested restricted stock units and performance share units was $56.7 million, which is expected to be recognized over a weighted-average period of 2.4 years.

Other Share-Based Awards

The Company has granted other share-based awards to certain employees that are payable in cash. These awards are classified as liabilities and are valued based on the fair value of the award at the grant date and are remeasured at each reporting date until settlement, with compensation expense being recognized in proportion to the completed requisite service period up until date of settlement. At March 31, 2022, other share-based awards outstanding included grants that vest over three years payable in the first quarters of 2023, 2024 and 2025.

At March 31, 2022, there was $0.5 million of total unrecognized compensation expense related to nonvested other share-based awards granted to employees under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 0.8 years.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

16.         INCOME TAXES

As of March 31, 2022, the Company does not have unrecognized tax benefits. In addition, the Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. It is expected that any change in the amount of unrecognized tax benefits within the next 12 months will not be significant.

The Company is subject to U.S. federal income tax as well as to income tax in multiple state and foreign jurisdictions.

The Company is in various stages of examination with certain states and certain foreign jurisdictions, including the United Kingdom and Ireland. The Company’s 2018 through 2021 U.S. federal income tax returns are subject to examination by the IRS. The Company’s state income tax returns are subject to examination for the 2017 through 2021 tax years.

17.         EARNINGS PER SHARE

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations is presented below (in thousands):

	Three-Months Ended
	March 31,
	2022	2021
Weighted-average shares outstanding:
Basic	529,405	528,195
Dilutive	6,149	6,787
Diluted	535,554	534,982

For the three-months ended March 31, 2022 and 2021, options and awards outstanding totaling 1.6 million shares and 0.2 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

18.          SEGMENT INFORMATION

The Company has four operating and reportable segments: (i) Monster Energy® Drinks segment, which is primarily comprised of the Company’s Monster Energy® drinks, Reign Total Body Fuel® high performance energy drinks and True North® Pure Energy Seltzers, (ii) Strategic Brands segment, which is primarily comprised of the various energy drink brands acquired from TCCC in 2015 as well as the Company’s affordable energy brands, (iii) Alcohol Brands segment, which is primarily comprised of the various craft beers and hard seltzers purchased as part of the CANarchy Transaction on February 17, 2022 and (iv) Other segment, which is comprised of the AFF Third-Party Products.

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

The Company’s Alcohol Brands segment primarily generates operating revenues by selling kegged and canned beer as well as hard seltzers primarily to distributors in the United States.

Generally, the Alcohol Brands segment will have lower gross profit margin percentages than the Monster Energy® Drinks segment.

Corporate and unallocated amounts that do not relate to a reportable segment have been allocated to “Corporate & Unallocated.” No asset information, other than goodwill and other intangible assets, has been provided in the Company’s reportable segments, as management does not measure or allocate such assets on a segment basis.

The net revenues derived from the Company’s reportable segments and other financial information related thereto for the three-months ended March 31, 2022 and 2021 are as follows:

	Three-Months Ended
	March 31,
	2022	2021
Net sales:
Monster Energy® Drinks[1]	$1,404,847	$1,170,280
Strategic Brands	92,593	67,809
Alcohol Brands[2]	15,207	—
Other	5,927	5,727
Corporate and unallocated	—	—
	$1,518,574	$1,243,816

	Three-Months Ended
	March 31,
	2022	2021
Operating Income:
Monster Energy® Drinks¹	$454,563	$464,819
Strategic Brands	57,195	45,140
Alcohol Brands[2]	(4,953)	—
Other	1,127	1,793
Corporate and unallocated	(108,443)	(97,606)
	$399,489	$414,146

	Three-Months Ended
	March 31,
	2022	2021
Income before tax:
Monster Energy® Drinks¹	$455,134	$464,968
Strategic Brands	57,254	45,140
Alcohol Brands[2]	(5,606)	—
Other	1,137	1,793
Corporate and unallocated	(115,730)	(98,514)
	$392,189	$413,387

(1)	Includes $10.0 million and $10.4 million for the three-months ended March 31, 2022 and 2021, respectively, related to the recognition of deferred revenue.
(2)	Effectively from February 17, 2022 to March 31, 2022.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended
	March 31,
	2022	2021
Depreciation and amortization:
Monster Energy® Drinks	$8,159	$9,022
Strategic Brands	233	264
Alcohol Brands	2,283	—
Other	1,110	1,126
Corporate and unallocated	2,814	2,413
	$14,599	$12,825

Corporate and unallocated expenses for the three-months ended March 31, 2022 include $68.1 million of payroll costs, of which $16.2 million was attributable to stock-based compensation expenses (see Note 15 “Stock-Based Compensation”), as well as $26.4 million attributable to professional service expenses, including accounting and legal costs, and $13.9 million of other operating expenses.

Corporate and unallocated expenses for the three-months ended March 31, 2021 include $65.1 million of payroll costs, of which $18.3 million was attributable to stock-based compensation expenses (see Note 15 “Stock-Based Compensation”), as well as $20.4 million attributable to professional service expenses, including accounting and legal costs, and $12.1 million of other operating expenses.

Coca-Cola Europacific Partners (formerly Coca-Cola European Partners) accounted for approximately 12% and 11% of the Company’s net sales for the three-months ended March 31, 2022 and 2021, respectively.

Coca-Cola Consolidated, Inc. accounted for approximately 9% and 12% of the Company’s net sales for the three-months ended March 31, 2022 and 2021, respectively.

Reyes Coca-Cola Bottling, LLC accounted for approximately 10% and 9% of the Company’s net sales for the three-months ended March 31, 2022 and 2021, respectively.

Net sales to customers outside the United States amounted to $553.4 million and $459.4 million for the three-months ended March 31, 2022 and 2021, respectively. Such sales were approximately 36% and 37% of net sales for three-months ended March 31, 2022 and 2021, respectively.

Goodwill and other intangible assets for the Company’s reportable segments as of March 31, 2022 and December 31, 2021 are as follows:

	March 31,	December 31,
	2022	2021
Goodwill and other intangible assets:
Monster Energy® Drinks	$1,425,023	$1,420,503
Strategic Brands	979,268	978,032
Alcohol Brands	235,353	—
Other	4,397	5,494
Corporate and unallocated	—	—
	$2,644,041	$2,404,029

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

TCCC commissions, based on sales to the TCCC Subsidiaries and the TCCC Related Parties, were $18.4 million and $16.1 million for the three-months ended March 31, 2022 and 2021, respectively, and are included as a reduction to net sales.

TCCC commissions, based on sales to TCCC independent bottlers/distributors, were $11.0 million and $5.5 million for the three-months ended March 31, 2022 and 2021, respectively, and are included in operating expenses.

Net sales to the TCCC Subsidiaries for the three-months ended March 31, 2022 and 2021 were $31.8 million and $27.1 million, respectively.

The Company also purchases concentrates from TCCC which are then sold to certain of the Company’s bottlers/distributors. Concentrate purchases from TCCC were $8.5 million and $6.4 million for the three-months ended March 31, 2022 and 2021, respectively.

Certain TCCC Subsidiaries also contract manufacture certain of the Company’s energy drinks. Such contract manufacturing expenses were $9.2 million and $7.4 million for the three-months ended March 31, 2022 and 2021, respectively.

Accounts receivable, accounts payable, accrued promotional allowances and accrued liabilities related to the TCCC Subsidiaries are as follows at:

	March 31,	December 31,
	2022	2021
Accounts receivable, net	$115,497	$94,647
Accounts payable	$(37,629)	$(35,248)
Accrued promotional allowances	$(7,254)	$(4,536)
Accrued liabilities	$(35,849)	$(26,616)

In 2021, TCCC exercised its contract rights for a third-party public accounting firm (the "Accounting Firm") to conduct an examination relating to commissions and fees payable to TCCC and marketing contributions payable to the Company, for the years ended December 31, 2015 through December 31, 2020. The Company understands that the Accounting Firm has advised TCCC that it may be entitled to additional commissions and fees and/or reduced amounts of marketing contributions due to the Company in an aggregate amount of up to approximately $65.0 million. No portion of such amounts have been recognized in the Company’s condensed consolidated financial statements at March 31, 2022. The Company disputes any liability for additional commissions or fees payable to TCCC or reduced amounts of marketing contributions due to the Company for these periods.

One director of the Company through certain trusts, and a family member of one director are the principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the three-months ended March 31, 2022 and 2021 were $1.1 million and $0.4 million, respectively.

During the three-months ended March 31, 2022, the Company occasionally chartered a private aircraft that is indirectly owned by Mr. Rodney C. Sacks, Co-Chief Executive Officer and Chairman of the Board of Directors. On certain occasions, Mr. Sacks was accompanied by guests and other Company personnel when using such aircraft for business travel. During the three-months ended March 31, 2022, the Company incurred costs of $0.08 million, an amount the Company believes is commensurate with market rates for comparable travel.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

In December 2018, the Company and a director of the Company entered into a 50-50 partnership that purchased land, and real property thereon, in Kona, Hawaii for the purpose of producing coffee products. The Company’s initial 50% contribution of $1.9 million was accounted for as an equity investment. During the three-months ended March 31, 2022, the Company recorded an equity loss of $0.03 million As of March 31, 2022, the Company’s equity investment is $1.3 million and is included in other assets (non-current) in the accompanying condensed consolidated balance sheet. At March 31, 2022 and December 31, 2021, the Company had $6.1 million and $3.4 million, respectively, in loans receivable from the partnership.

20.SUBSEQUENT EVENTS

In April 2022, Monster Energy Company (“MEC”) and Orange Bang, Inc. (“Orange Bang”) filed a joint motion in the United States District Court for the Central District of California to confirm a final arbitration award against Vital Pharmaceuticals, Inc. (“VPX”) that awarded MEC and Orange Bang $175.0 million and a 5% royalty on all future sales of VPX’s Bang Energy drink and other Bang-branded products as well as certain fees and costs. The arbitration arose from a settlement agreement that VPX entered into in 2010 with Orange Bang, a family-owned beverage business. Pursuant to the terms of that agreement, VPX is only permitted to use the Bang mark on “creatine-based” products or on Bang products that are marketed and sold only in the vitamin and dietary supplement sections of stores. MEC agreed to help Orange Bang defend its rights in exchange for half of any recovery. Upon examining evidence presented at the arbitration, the arbitrator found that Super Creatine is not creatine and that VPX’s Bang products are not creatine based and, therefore, don’t comply with the agreement between Orange Bang and VPX. The motion is scheduled for hearing in the 2022 second quarter. Per ASC No. 450 “Contingencies”, the Company will not recognize the award or royalties until such time as they are realized or realizable. The award and royalties will be realized or realizable when VPX has no remaining potential for appeal or reversal of the decision and all contingencies have been resolved. As of May 6, 2022, the proceedings have yet to progress to a stage where there is sufficient information for an accurate timeline of when the awards will be realized or realizable, if at all.

On May 5, 2022, the Company acquired certain real property, leases and equipment in Norwalk, California for a purchase price of $62.5 million. The Company intends to utilize the property as a manufacturing facility for certain of its products.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

When this report uses the words “the Company”, “we”, “us”, and “our”, these words refer to Monster Beverage Corporation and its subsidiaries, unless the context otherwise requires. Based in Corona, California, Monster Beverage Corporation is a holding company and conducts no operating business except through its consolidated subsidiaries. The Company’s subsidiaries primarily develop and market energy drinks, and to a lesser extent, craft beers and hard seltzers.

CANarchy Acquisition

On February 17, 2022, we completed our acquisition of CANarchy Craft Brewery Collective LLC (“CANarchy”), a craft beer and hard seltzer company, for $330.4 million in cash, subject to adjustments. The transaction allows us to enter the alcohol beverage sector and brings the Cigar City family of brands including Jai Alai IPA and Florida Man IPA, the Oskar Blues family of brands including Dale’s Pale Ale and Wild Basin Hard Seltzers, the Deep Ellum family of brands including Dallas Blonde and Deep Ellum IPA, the Perrin Brewing family of brands including Black Ale, the Squatters family of brands including Hop Rising Double IPA and Juicy IPA and the Wasatch family of brands including Apricot Hefeweizen to our beverage portfolio. The transaction does not include CANarchy’s stand-alone restaurants. Our organizational structure for our existing energy beverage business will remain unchanged. CANarchy will function independently, retaining its own organizational structure and team.

Russia-Ukraine Conflict

During the first quarter of fiscal 2022, the Russia-Ukraine conflict did not have a material impact on our financial position, results of operations and liquidity. Net sales in Russia and Ukraine combined were approximately 1.1% of our total net sales for the twelve months ended December 31, 2021.We will continue to monitor future developments relative to this conflict and its potential impacts.

The COVID – 19 Pandemic

The COVID-19 pandemic has directly and indirectly impacted our business. The duration and severity of this impact will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information regarding the COVID-19 pandemic, as well as the emergence of new variants, the actions taken to limit its spread and the economic impact on local, regional, national and international markets. See “Part I, Item 1A – Risk Factors” in our Form 10-K.

We continue to address the COVID-19 pandemic with a global task force team working to mitigate the potential impacts on our people and business.

We are incredibly proud of the teamwork exhibited by our employees, co-packers and bottlers/distributors around the world who are endeavoring to maintain the integrity of our supply chain. Despite the ongoing impact of the COVID-19 pandemic, we achieved record first quarter net sales in 2022.

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

Distribution and Supply Chain

In the first quarter of 2022, we experienced a significant increase in cost of sales relative to the comparative 2021 first quarter, primarily due to increased freight rates and fuel costs, including cost relating to the importation of aluminum cans, as well as aluminum can costs attributable to higher aluminum commodity pricing. We also experienced a significant increase in ingredient and other input costs, including secondary packaging materials, co-packing fees and production inefficiencies, which adversely impacted costs of sales. Furthermore, we experienced significant increases in distribution expenses including increased fuel, freight and warehousing costs which adversely impacted operating costs.

We continue to address the controllable challenges in our supply chain and are focused on increasing our finished product inventory levels in proximity to our customers, where possible, to reduce the excessive cost of freight to satisfy consumer demand.

We continue to implement measures to mitigate our increased product and distribution costs through pricing actions and reductions in promotions.

Liquidity and Capital Resources

As of the date of this filing, we expect to maintain substantial liquidity as we manage through the current environment as described in the “Liquidity and Capital Resources” section below.

Overview

We develop, market, sell and distribute energy drink beverages and concentrates for energy drink beverages, primarily under the following brand names:

● Monster Energy®	● NOS®
● Monster Energy Ultra®	● Full Throttle®
● Monster Rehab®	● Burn®
● Monster Energy ® Nitro	● Mother®
● Java Monster®	● Nalu®
● Muscle Monster®	● Ultra Energy®
● Espresso Monster®	● Play® and Power Play® (stylized)
● Punch Monster®	● Relentless®
● Juice Monster®	● BPM®
● Monster Hydro® Energy Water	● BU®
● Monster Hydro® Super Sport	● Gladiator®
● Monster HydroSport Super Fuel®	● Samurai®
● Monster Super Fuel®	● Live+®
● Monster Dragon Tea®	● Predator®
● Reign Total Body Fuel®	● Fury®
● Reign Inferno® Thermogenic Fuel	● True North®

We also develop, market, sell and distribute craft beers and hard seltzers under a number of brands, including, Jai Alai IPA, Florida Man IPA, Dale’s Pale Ale, Wild Basin Hard Seltzers, Dallas Blonde, Deep Ellum IPA, Black Ale, Hop Rising Double IPA, Juicy IPA, Apricot Hefeweizen and a host of other brands.

We have four operating and reportable segments: (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is primarily comprised of the Company’s Monster Energy® drinks, Reign Total Body Fuel® high performance energy drinks and True North® Pure Energy Seltzers, (ii) Strategic Brands segment (“Strategic Brands”), which is primarily comprised of the various energy drink brands acquired from The Coca-Cola Company (“TCCC”) in 2015 as well as the Company’s affordable energy brands, (iii) Alcohol Brands segment ("Alcohol Brands"), which is primarily comprised of the various craft beers and hard seltzers purchased as part of the CANarchy Transaction on February 17, 2022 and (iv) Other segment (“Other”), which is comprised of certain products sold by American Fruits and Flavors, LLC, a wholly-owned subsidiary, to independent third-party customers (the “AFF Third-Party Products”).

During the three-months ended March 31, 2022, we continued to expand our existing energy drink portfolio by adding additional products to our portfolio in a number of countries and further developed our distribution markets. During the three-months ended March 31, 2022, we sold the following new products to our customers:

●	Java Monster® Cold Brew Latte
●	Java Monster® Cold Brew Sweet Black
●	Juice Monster® Aussie Style LemonadeTM
●	Monster Energy® Ultra Peachy Keen®
●	Rehab® Monster® Watermelon
●	Reign Total Body Fuel® Reignbow Sherbet
●	Live+® Watermelon
●	Mother® Kiwi Sublime
●	Play® Peach
●	Predator® Peach
●	Predator® Red Apple
●	Relentless® Peach
●	Relentless® Raspberry

In the normal course of business, we discontinue certain products and/or product lines. Those products or product lines discontinued in the three-months ended March 31, 2022, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Our net sales of $1.52 billion for the three-months ended March 31, 2022 represented record sales for our first fiscal quarter. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $32.9 million for the three-months ended March 31, 2022.

The vast majority of our net sales are derived from our Monster Energy® Drinks segment. Net sales of our Monster Energy® Drinks segment were $1.40 billion for the three-months ended March 31, 2022.  Net sales of our Strategic Brands segment were $92.6 million for the three-months ended March 31, 2022. Net sales of our Alcohol Brands segment were $15.2 million for the three-months ended March 31, 2022. Net sales of our Other segment were $5.9 million for the three-months ended March 31, 2022. Our Monster Energy® Drinks segment represented 92.5% and 94.1% of our net sales for the three-months ended March 31, 2022 and 2021, respectively. Our Strategic Brands segment represented 6.1% and 5.5% of our net sales for the three-months ended March 31, 2022 and 2021, respectively. Our Alcohol Segment represented 1.0% of our net sales for the three-months ended March 31, 2022 (effectively from February 17 to March 31, 2022). Our Other segment represented 0.4% of our net sales for both the three-months ended March 31, 2022 and 2021.

Our growth strategy includes expanding our international business and expanding our business in new sectors, such as the alcohol beverage sector. Net sales to customers outside the United States were $553.4 million for the three-months ended March 31, 2022, an increase of approximately $94.0 million, or 20.4% higher than net sales to customers outside of the United States of $459.4 million for the three-months ended March 31, 2021. Such sales were approximately 36% and 37% of net sales for the three-months ended March 31, 2022 and 2021, respectively. On February 17, 2022, the Company completed the CANarchy Transaction which allowed the Company to enter the alcohol beverage sector.

Our customers are primarily full service beverage bottlers/distributors, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, foodservice customers, value stores, e-commerce retailers and the military. Percentages of our gross billings to our various customer types for the three-months ended March 31, 2022 and 2021 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such bottlers/distributors’ sales to their own customers.

	Three-Months Ended
	March 31,
	2022	2021
U.S. full service bottlers/distributors	49%	50%
International full service bottlers/distributors	39%	38%
Club stores and e-commerce retailers	9%	10%
Retail grocery, direct convenience, specialty chains and wholesalers	2%	1%
Direct value stores and other	1%	1%

Our customers include Coca-Cola Canada Bottling Limited, Coca-Cola Consolidated, Inc., Coca-Cola Bottling Company United, Inc., Reyes Coca-Cola Bottling, LLC, Coca-Cola Southwest Beverages LLC, The Coca-Cola Bottling Company of Northern New England, Inc., Swire Pacific Holdings, Inc. (USA), Liberty Coca-Cola Beverages, LLC, Coca-Cola Europacific Partners (formerly Coca-Cola European Partners and Coca-Cola Amatil), Coca-Cola Hellenic, Coca-Cola FEMSA, Swire Coca-Cola (China), COFCO Coca-Cola, Coca-Cola Beverages Africa, Coca-Cola İçecek and certain other TCCC network bottlers, Asahi Soft Drinks, Co., Ltd., Wal-Mart, Inc. (including Sam’s Club), Costco Wholesale Corporation and Amazon.com, Inc. A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material adverse effect on our financial condition and results of operations.

Coca-Cola Europacific Partners accounted for approximately 12% and 11% of our net sales for the three-months ended March 31, 2022 and 2021, respectively.

Coca-Cola Consolidated, Inc. accounted for approximately 9% and 12% of our net sales for the three-months ended March 31, 2022 and 2021, respectively.

Reyes Coca-Cola Bottling, LLC accounted for approximately 10% and 9% of our net sales for the three-months ended March 31, 2022 and 2021, respectively.

Results of Operations

The following table sets forth key statistics for the three-months ended March 31, 2022 and 2021.

	Three-Months Ended		Percentage
(In thousands, except per share amounts)	March 31,		Change
	2022	2021	22 vs. 21
Net sales[1]	$1,518,574	$1,243,816	22.1%
Cost of sales	741,907	528,881	40.3%
Gross profit*[1]	776,667	714,935	8.6%
Gross profit as a percentage of net sales	51.1%	57.5%

Operating expenses	377,178	300,789	25.4%
Operating expenses as a percentage of net sales	24.8%	24.2%

Operating income[1]	399,489	414,146	(3.5)%
Operating income as a percentage of net sales	26.3%	33.3%

Interest and other expense, net	7,300	759	861.8%

Income before provision for income taxes[1]	392,189	413,387	(5.1)%

Provision for income taxes	97,986	98,193	(0.2)%

Income taxes as a percentage of income before taxes	25.0%	23.8%

Net income	$294,203	$315,194	(6.7)%
Net income as a percentage of net sales	19.4%	25.3%

Net income per common share:
Basic	$0.56	$0.60	(6.9)%
Diluted	$0.55	$0.59	(6.8)%

Case sales (in thousands) (in 192‑ounce case equivalents)	168,793	138,566	21.8%

1Includes $10.0 million and $10.4 million for the three-months ended March 31, 2022 and 2021, respectively, related to the recognition of deferred revenue.

*Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses. We include out-bound freight and warehouse costs in operating expenses rather than in cost of sales.

Net Sales

Net Sales. Net sales were $1.52 billion for the three-months ended March 31, 2022, an increase of approximately $274.8 million, or 22.1% higher than net sales of $1.24 billion for the three-months ended March 31, 2021. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $32.9 million for the three-months ended March 31, 2022.

Net sales for the Monster Energy® Drinks segment were $1.40 billion for the three-months ended March 31, 2022, an increase of approximately $234.6 million, or 20.0% higher than net sales of $1.17 billion for the three-months ended March 31, 2021. Net sales for the Monster Energy® Drinks segment increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand, as well as sales of our True North® Pure Energy Seltzers (introduced in August 2021). Net changes in foreign currency exchange rates had an unfavorable impact on net sales for the Monster Energy® Drinks segment of approximately $29.6 million for the three-months ended March 31, 2022.

Net sales for the Strategic Brands segment were $92.6 million for the three-months ended March 31, 2022, an increase of approximately $24.8 million, or 36.6% higher than net sales of $67.8 million for the three-months ended March 31, 2021. Net sales for the Strategic Brands segment increased primarily due to increased worldwide sales by volume of our NOS® and Predator® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $3.3 million for the Strategic Brands segment for the three-months ended March 31, 2022.

Net sales for the Alcohol Brands segment were $15.2 million for the three-months ended March 31, 2022 (effectively from February 17 to March 31, 2022).

Net sales for the Other segment were $5.9 million for the three-months ended March 31, 2022, an increase of approximately $0.2 million, or 3.5% higher than net sales of $5.7 million for the three-months ended March 31, 2021.

Case sales for our energy drink products, in 192-ounce case equivalents, were 168.8 million cases for the three-months ended March 31, 2022, an increase of approximately 30.2 million cases or 21.8% higher than case sales of 138.6 million cases for the three-months ended March 31, 2021. The overall average net sales per case decreased to $8.87 for the three-months ended March 31, 2022, which was 0.7% lower than the average net sales per case of $8.94 for the three-months ended March 31, 2021.

Barrel sales for our craft beers and hard seltzers, in 31 US gallon equivalents, were 0.05 million barrels for the three-months ended March 31, 2022.

Gross Profit

Gross profit was $776.7 million for the three-months ended March 31, 2022, an increase of approximately $61.7 million, or 8.6% higher than the gross profit of $714.9 million for the three-months ended March 31, 2021. The increase in gross profit dollars was primarily the result of the $274.8 million increase in net sales for the three-months ended March 31, 2022.

Gross profit as a percentage of net sales decreased to 51.1% for the three-months ended March 31, 2022 from 57.5% for the three-months ended March 31, 2021. The decrease for the three-months ended March 31, 2022 was primarily the result of increased freight rates and fuel costs, including costs relating to the importation of aluminum cans, increased aluminum can costs attributable to higher aluminum commodity pricing, increased ingredient and other input costs, including secondary packaging materials, increased co-packing fees, production inefficiencies and geographical sales mix.

In addition, gross profit as a percentage of net sales for the three-months ended March 31, 2022 was adversely impacted by the CANarchy Transaction. Inventory purchased as part of the CANarchy Transaction was recorded at fair value. The purchased inventory was subsequently sold in the three-months ended March 31, 2022 and was recognized through cost of goods sold at fair value (purchased cost), resulting in no recognized gross profits on the associated sales. Gross profit was negatively impacted by approximately $3.8 million during the three-months ended March 31, 2022 as a result.

Operating Expenses

Total operating expenses were $377.2 million for the three-months ended March 31, 2022, an increase of approximately $76.4 million, or 25.4% higher than total operating expenses of $300.8 million for the three-months ended March 31, 2021.

The increase in operating expenses was primarily due to increased out-bound freight and warehouse costs of $27.0 million, increased expenditures of $12.6 million for travel and entertainment, increased payroll expenses of $10.0 million, increased expenditures of $6.3 million for professional service expenses, including accounting and legal costs ($3.6 million related to the CANarchy Transaction), increased expenditures of $5.6 million for commissions and increased expenditures of $5.3 million for sponsorships and endorsements. Operating expenses as a percentage of net sales for the three-months ended March 31, 2022 were 24.8% as compared to 24.2% for the three-months ended March 31, 2021. Operating expenses as a percentage of net sales for the three-months ended March 31, 2019 (pre COVID-19) were 27.7%.

Operating Income

Operating income was $399.5 million for the three-months ended March 31, 2022, a decrease of approximately $14.7 million, or 3.5% lower than operating income of $414.1 million for the three-months ended March 31, 2021. Operating income as a percentage of net sales decreased to 26.3% for the three-months ended March 31, 2022 from 33.3% for the three-months ended March 31, 2021. Operating income for the three-months ended March 31, 2022 decreased primarily as a result of the decrease in the gross profit as a percentage of net sales as well as the increase in operating expenses.  Operating income was $71.5 million and $96.8 million for the three-months ended March 31, 2022 and 2021, respectively, for our operations in EMEA, Asia Pacific, Latin America and the Caribbean.

Operating income for the Monster Energy® Drinks segment, exclusive of corporate and unallocated expenses, was $454.6 million for the three-months ended March 31, 2022, a decrease of approximately $10.3 million, or 2.2% lower than operating income of $464.8 million for the three-months ended March 31, 2021. The decrease in operating income for the Monster Energy® Drinks segment was primarily the result of a decrease in gross profit as a percentage of net sales as well as an increase in operating expenses.

Operating income for the Strategic Brands segment, exclusive of corporate and unallocated expenses, was $57.2 million for the three-months ended March 31, 2022, an increase of approximately $12.1 million, or 26.7% higher than operating income of $45.1 million for the three-months ended March 31, 2021. The increase in operating income for the Strategic Brands segment was primarily the result of an increase in net sales.

Operating loss for the Alcohol Brands segment, exclusive of corporate and unallocated expenses, was $5.0 million for the three-months ended March 31, 2022. Inventory purchased as part of the CANarchy Transaction was recorded at fair value.The inventory acquired was subsequently sold in the three-months ended March 31, 2022 and was recognized through cost of goods sold at fair value (purchased cost), resulting in no recognized profits on the associated sales. Operating income was negatively impacted by approximately $3.8 million during the three-months ended March 31, 2022 as a result. As of March 31, 2022, all purchased inventory recorded at fair value had been sold.

Operating income for the Other segment, exclusive of corporate and unallocated expenses, was $1.1 million for the three-months ended March 31, 2022, a decrease of approximately $0.7 million, or 37.5% lower than operating income of $1.8 million for the three-months ended March 31, 2021.

Interest and Other Expense, net

Interest and other non-operating expense, net, was $7.3 million for the three-months ended March 31, 2022, as compared to interest and other non-operating expense, net, of $0.8 million for the three-months ended March 31, 2021. Foreign currency transaction losses were $8.4 million and $0.8 million for the three-months ended March 31, 2022 and 2021, respectively. Interest income was $1.5 million and $1.1 million for the three-months ended March 31, 2022 and 2021, respectively.

Provision for Income Taxes

Provision for income taxes was $98.0 million for the three-months ended March 31, 2022, a decrease of $0.2 million, or 0.2% lower than the provision for income taxes of $98.2 million for the three-months ended March 31, 2021. The effective combined federal, state and foreign tax rate increased to 25.0% from 23.8% for the three-months ended March 31, 2022 and 2021, respectively. The increase in effective tax rate was primarily attributable to the increase in the net losses in certain foreign subsidiaries that have no related income tax benefits as a result of the prior establishment of valuation allowances on their deferred tax assets.

Net Income

Net income was $294.2 million for the three-months ended March 31, 2022, a decrease of $21.0 million, or 6.7% lower than net income of $315.2 million for the three-months ended March 31, 2021. The decrease in net income for the three-months ended March 31, 2022 was primarily due to the decrease in the gross profit percentage of net sales as well as the increase in operating expenses.

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

Non-GAAP Financial Measures and Other Key Metrics

Gross Billings**

Gross billings were $1.74 billion for the three-months ended March 31, 2022, an increase of approximately $293.9 million, or 20.3% higher than gross billings of $1.45 billion for the three-months ended March 31, 2021. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings of approximately $38.3 million for the three-months ended March 31, 2022.

Gross billings for the Monster Energy® Drinks segment were $1.62 billion for the three-months ended March 31, 2022, an increase of approximately $252.4 million, or 18.5% higher than gross billings of $1.37 billion for the three-months ended March 31, 2021. Gross billings for the Monster Energy® Drinks segment increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings for the Monster Energy® Drinks segment of approximately $35.1 million for the three-months ended March 31, 2022.

Gross billings for the Strategic Brands segment were $104.3 million for the three-months ended March 31, 2022, an increase of $25.9 million, or 33.1% higher than gross billings of $78.4 million for the three-months ended March 31, 2021.  Net changes in foreign currency exchange rates had an unfavorable impact on gross billings in the Strategic Brands segment of approximately $3.3 million for the three-months ended March 31, 2022.

Gross billings for the Alcohol Brands segment were $15.4 million for the three-months ended March 31, 2022.

Gross billings for the Other segment were $5.9 million for the three-months ended March 31, 2022, an increase of $0.2 million, or 3.5% higher than gross billings of $5.7 million for the three-months ended March 31, 2021.

Promotional allowances, commissions and other expenses, as described in the footnote below, were $235.4 million for the three-months ended March 31, 2022, an increase of $18.7 million, or 8.6% higher than promotional allowances, commissions and other expenses of $216.7 million for the three-months ended March 31, 2021. Promotional allowances, commissions and other expenses as a percentage of gross billings decreased to 13.5% from 14.9% for the three-months ended March 31, 2022 and 2021, respectively.

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

The following table reconciles the non-GAAP financial measure of gross billings with the most directly comparable GAAP financial measure of net sales:

	Three-Months Ended		Percentage
	March 31,		Change
(In thousands)	2022	2021	22 vs. 21
Gross Billings	$1,743,927	$1,450,036	20.3%
Deferred Revenue	10,020	10,440	(4.0)%
Less: Promotional allowances, commissions and other expenses***	235,373	216,660	8.6%
Net Sales	$1,518,574	$1,243,816	22.1%

***Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the presentation thereof does not conform to GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances for our energy drink products primarily include consideration given to our bottlers/distributors or retail customers including, but not limited to the following: (i) discounts granted off list prices to support price promotions to end-consumers by retailers; (ii) reimbursements given to our bottlers/distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (iii) our agreed share of fees given to bottlers/distributors and/or directly to retailers for advertising, in-store marketing and promotional activities; (iv) our agreed share of slotting, shelf space allowances and other fees given directly to retailers, club stores and/or wholesalers; (v) incentives given to our bottlers/distributors and/or retailers for achieving or exceeding certain predetermined sales goals; (vi) discounted or free products; (vii) contractual fees given to our bottlers/distributors related to sales made by us direct to certain customers that fall within the bottlers’/distributors’ sales territories; and (viii) certain commissions based on sales to our bottlers/distributors. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. Promotional and other allowances for our energy drink products. constitute a material portion of our marketing activities. Our promotional allowance programs for our energy drink products with our numerous bottlers/distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year. The primary drivers of our promotional and other allowance activities for our energy drink products for the three-months ended March 31, 2022 and 2021 were (i) to increase sales volume and trial, (ii) to address market conditions, and (iii) to secure shelf and display space at retail.

Sales

The table below discloses selected quarterly data regarding sales for the three-months ended March 31, 2022 and 2021, respectively. Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

Sales of our energy drinks are expressed in unit case volume. A “unit case” means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings). Unit case volume means the number of unit cases (or unit case equivalents) of finished products or concentrates as if converted into finished products sold by us.

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

	Three-Months Ended
	March 31,
(In thousands, except average net sales per case)	2022	2021
Net sales	$1,518,574	$1,243,816
Less: Alcohol Brands segment sales	(15,207)	—
Less: Other segment sales	(5,927)	(5,727)
Adjusted net sales[1]	$1,497,440	$1,238,089

Case sales by segment:[1]
Monster Energy® Drinks	140,126	117,936
Strategic Brands	28,667	20,630
Total case sales	168,793	138,566
Average net sales per case - Energy Drinks	$8.87	$8.94

1Excludes Alcohol Brands segment (effectively from February 17, 2022 to March 31, 2022) and Other segment net sales, as these sales do not have unit case equivalents.

Sales of our Alcohol products are expressed in barrel volume. A “Barrel” means a unit of measurement equal to 31 US gallons. Barrel sales were 0.05 million for the three-months ended March 31, 2022.

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” for additional information related to the increase in sales.

Liquidity and Capital Resources

Cash and cash equivalents, short-term and long-term investments. At March 31, 2022, we had $1.01 billion in cash and cash equivalents, $1.72 billion in short-term investments and $65.7 million in long-term investments, including certificates of deposit, commercial paper, U.S. government agency securities, municipal securities and U.S. treasuries. We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical organizations) in selecting and maintaining our investments. We regularly assess market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Of our $1.01 billion of cash and cash equivalents held at March 31, 2022, $489.8 million was held by our foreign subsidiaries. No short-term or long-term investments were held by our foreign subsidiaries at March 31, 2022.

We believe that cash available from operations, including our cash resources and access to credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of capital assets, purchases of equipment, purchases of real property and purchases of shares of our common stock, through at least the next 12 months. Based on our current plans, at this time we estimate that capital expenditures (exclusive of common stock repurchases) are likely to be less than $200.0 million through March 31, 2023. However, future business opportunities may cause a change in this estimate.

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

The following summarizes our cash flows for the three-months ended March 31, 2022 and 2021 (in thousands):

Net cash (used in) provided by:
	2022	2021
Operating activities	$(351)	$175,473
Investing activities	$(303,630)	$(149,083)
Financing activities	$(4,223)	$(5,701)

Cash flows (used in) provided by operating activities. Cash used in operating activities was ($0.4) million for the three-months ended March 31, 2022, as compared with cash provided by operating activities of $175.5 million for the three-months ended March 31, 2021.

For the three-months ended March 31, 2022, cash provided by operating activities was primarily attributable to net income earned of $294.2 million and adjustments for certain non-cash expenses, consisting of $16.3 million of stock-based compensation and $14.6 million of depreciation and amortization. For the three-months ended March 31, 2022, cash provided by operating activities also increased due to a $61.2 million increase in accrued promotional allowances, a $20.6 million increase in accrued liabilities and an $18.3 million increase in accounts payable. For the three-months ended March 31, 2022, cash used in operating activities was primarily attributable to a $208.7 million increase in inventories, a $134.4 million increase in accounts receivable, a $32.1 million decrease in accrued compensation, a $29.6 million increase in prepaid expenses and other assets, a $9.8 million decrease in income taxes payable, a $5.9 million increase in prepaid income taxes and a $5.9 million decrease in deferred revenue.

For the three-months ended March 31, 2021, cash provided by operating activities was primarily attributable to net income earned of $315.2 million and adjustments for certain non-cash expenses, consisting of $18.4 million of stock-based compensation and $12.8 million of depreciation and amortization. For the three-months ended March 31, 2021, cash provided by operating activities also increased due to a $36.9 million increase in accounts payable, a $32.4 million increase in accrued liabilities and a $14.0 million increase in accrued promotional allowances. For the three-months ended March 31, 2021, cash used in operating activities was primarily attributable to a $147.5 million increase in accounts receivable, a $39.5 million increase in inventories, a $24.4 million decrease in accrued compensation, an $18.5 million increase in prepaid expenses and other assets, a $13.3 million decrease in income taxes payable, a $7.1 million increase in prepaid income taxes and a $5.3 million decrease in deferred revenue.

Cash flows used in investing activities. Cash used in investing activities was $306.6 million for the three-months ended March 31, 2022 as compared to cash used in investing activities of $149.1 million for the three-months ended March 31, 2021.

For both the three-months ended March 31, 2022 and 2021, cash provided by investing activities was primarily attributable to sales of available-for-sale investments. For the three-months ended March 31, 2022, cash used in investing activities included $330.4 million related to the CANarchy Transaction. For both the three-months ended March 31, 2022 and 2021, cash used in investing activities was attributable to purchases of available-for-sale investments.  To a lesser extent, for both the three-months ended March 31, 2022 and 2021, cash used in investing activities also included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software, equipment used for sales and administrative activities, certain leasehold improvements, as well as acquisitions of and/or improvements to real property. We expect to continue to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, leasehold improvements, the acquisition of capital equipment (specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products) to develop our brand in international markets and for other corporate purposes. From time to time, we may also use cash to purchase additional real property related to our beverage business and/or acquire compatible businesses.

Cash flow used in financing activities. Cash used in financing activities was $4.2 million for the three-months ended March 31, 2022 as compared to cash used in financing activities of $5.7 million for the three-months ended March 31, 2021. The cash used in financing activities for both the three-months ended March 31, 2022 and 2021 was primarily the result of the repurchases of our common stock. The cash provided by financing activities for both the three-months ended March 31, 2022, and 2021 was primarily attributable to the issuance of our common stock under our stock-based compensation plans and borrowings on debt.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of March 31, 2022:

	Payments due by period (in thousands)
		Less than	1‑3	3‑5	More than
Obligations	Total	1 year	years	years	5 years

Contractual Obligations[1]	$335,356	$255,348	$79,935	$73	$—
Finance Leases	1,251	1,214	31	6	—
Operating Leases	37,268	7,277	11,160	6,924	11,907
Purchase Commitments[2]	384,111	377,290	6,537	284	—
	$757,986	$641,129	$97,663	$7,287	$11,907

1Contractual obligations include our obligations related to sponsorships and other commitments.

2Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms, but are generally satisfied within one year.

No unrecognized tax benefits have been recorded as liabilities as of March 31, 2022. It is expected that the amount of unrecognized tax benefits will not significantly change within the next 12 months.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. GAAP requires us to make estimates and assumptions that affect the reported amounts in our consolidated financial statements. Critical accounting estimates are those that management believes are the most important to the portrayal of our financial condition and results and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and that have had, or are reasonably likely to have, a material impact on our financial condition or results of operations. Judgments and uncertainties may result in materially different amounts being reported under different conditions or using different assumptions. There have been no material changes to our critical accounting policies or estimates from the information provided in “Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 – Organization and Summary of Significant Accounting Policies”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“Form 10-K”).

Recent Accounting Pronouncements

There have been no material changes in recently issued or adopted accounting pronouncements from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Inflation

Inflation had a negative impact on our results of operations for the three-months ended March 31, 2022.

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

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside our control, and involve a number of risks, uncertainties and other factors, that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

●	Our ability to absorb, mitigate or pass on to our bottlers/distributors and/or consumers increases in commodity, fuel, freight and other costs;
●	The impact of rising costs and inflation on the discretionary income of our consumers, particularly the rising cost of gasoline;
●	The impact of the military conflict in Ukraine, including supply chain disruptions, volatility in commodity prices, increased economic uncertainty and escalating geopolitical tensions;
●	The human and economic consequences of the COVID-19 pandemic, including new variants, as well as the measures taken or that may be taken in the future by governments, and consequently, businesses (including the Company and its suppliers, bottlers/ distributors, co-packers and other service providers) and the public at large to limit the COVID-19 pandemic;
●	Fluctuations in growth and/or growth rates and/or declining sales in the domestic and international energy drink and alcohol beverage categories generally, including in the convenience and gas channel (which is our largest channel) and the impact on demand for our products resulting from deteriorating economic conditions and/or financial uncertainties due to the COVID-19 pandemic;
●	The impact of temporary plant closures, production slowdowns and disruptions in operations experienced by our suppliers, bottlers/distributors and/or co-packers as a result of the COVID-19 pandemic, including any material disruptions on the production and distribution of our products;
●	The impact of potential future reductions of our sponsorship and endorsement activities as well as our sampling activities as a result of COVID-19 or other pandemics on our future sales and market share;
●	The impact of countries being in lockdown due to the COVID-19 pandemic at various times;
●	The impact of vaccine mandates on our business and supply chain, including our ability to recruit and/or retain employees, and disruptions in the business of our co-packers, bottlers/distributors and/or suppliers;
●	Closures of, and continued restrictions on, on-premise retailers and other establishments which sell our products as the result of the COVID-19 pandemic;
●	The limitation or reduction by our suppliers, bottlers/distributors and/or co-packers of their activities and/or operations during the COVID-19 pandemic;
●	The impact of the COVID-19 pandemic on our product sampling programs;
●	Our ability to introduce new products and the impact of the COVID-19 pandemic on our innovation activities;
●	Our ability to successfully adapt to the changing landscape of advertising, marketing, promotional, sponsorship and endorsement opportunities created by the COVID-19 pandemic;
●	Other effects of the COVID-19 pandemic on our employees, such as mental health challenges that employees may face;
●	The impact of any reductions in productivity and disruptions to our business routines while most office-based employees of the Company are working remotely;
●	The impact of logistical issues, including shortages of shipping containers, port of entry congestion and increased freight costs;
●	We have extensive commercial arrangements with TCCC and, as a result, our future performance is substantially dependent on the success of our relationship with TCCC;
●	The impact of TCCC’s bottlers/distributors distributing Coca-Cola brand energy drinks and possible reductions in the number of our SKUs carried by such bottlers/distributors and/or such bottlers/distributors imposing limitations on distributing new product SKUs;

●	The effect of TCCC being one of our significant stockholders and the potential divergence of TCCC’s interests from those of our other stockholders;
●	Our ability to maintain relationships with TCCC system bottlers/distributors and manage their ongoing commitment to focus on our products;
●	Disruption in distribution channels and/or decline in sales due to the termination and/or insolvency of existing and/or new domestic and/or international bottlers/distributors;
●	Lack of anticipated demand for our products in domestic and/or international markets;
●	Fluctuations in the inventory levels of our bottlers/distributors, planned or otherwise, and the resultant impact on our revenues;
●	Unfavorable regulations, including taxation requirements, age restrictions imposed on the sale, purchase, or consumption of our products, marketing restrictions, product registration requirements, tariffs, trade restrictions, container size limitations and/or ingredient restrictions;
●	The effect of inquiries from, and/or actions by, state attorneys general, the Federal Trade Commission (the “FTC”), the Food and Drug Administration (the “FDA”), municipalities, city attorneys, other government agencies, quasi-government agencies, government officials (including members of U.S. Congress) and/or analogous central and local agencies and other authorities in the foreign countries in which our products are manufactured and/or distributed, into the advertising, marketing, promotion, ingredients, sale and/or consumption of our energy drink products, including voluntary and/or required changes to our business practices;
●	Our ability to comply with laws, regulations and evolving industry standards regarding consumer privacy and data use and security, including with respect to the General Data Protection Regulation and the California Consumer Privacy Act of 2018;
●	Our ability to achieve profitability and/or repatriate cash from certain of our operations outside the United States;
●	Our ability to manage legal and regulatory requirements in foreign jurisdictions, potential difficulties in staffing and managing foreign operations and potentially higher incidence of fraud or corruption and credit risk of foreign customers and/or bottlers/distributors;
●	Changes in U.S. tax laws as a result of any legislation proposed by the new U.S. Presidential Administration or U.S. Congress, which may include efforts to change or repeal the 2017 Tax Cuts and Jobs Act and the federal corporate income tax rate reduction;
●	Our ability to produce our products in international markets in which they are sold, thereby reducing freight costs and/or product damages;
●	Our ability to effectively manage our inventories and/or our accounts receivables;
●	Our foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities denominated in currencies other than the U.S. dollar, which will continue to increase as foreign sales increase;
●	The long-term impact of the United Kingdom’s departure from the European Union (or “Brexit”);
●	Changes in accounting standards may affect our reported profitability;
●	Implications of the Organization for Economic Cooperation and Development’s base erosion and profit shifting project;
●	Any proceedings which may be brought against us by the Securities and Exchange Commission (the “SEC”), the FDA, the FTC or other governmental agencies or bodies;
●	The outcome and/or possibility of future shareholder derivative actions or shareholder securities litigation that may be filed against us and/or against certain of our officers and directors, and the possibility of other private shareholder litigation;
●	The outcome of product liability or consumer fraud litigation and/or class action litigation (or its analog in foreign jurisdictions) regarding the safety of our products and/or the ingredients in and/or claims made in connection with our products and/or alleging false advertising, marketing and/or promotion, and the possibility of future product liability and/or class action lawsuits;
●	Exposure to significant liabilities due to litigation, legal or regulatory proceedings;
●	Intellectual property injunctions;
●	Unfavorable resolution of tax matters;
●	Uncertainty and volatility in the domestic and global economies, including risk of counterparty default or failure;
●	Our ability to address any significant deficiencies or material weakness in our internal controls over financial reporting;
●	Our ability to continue to generate sufficient cash flows to support our expansion plans and general operating activities;
●	Decreased demand for our products resulting from changes in consumer preferences, including changes in demand for different packages, sizes and configurations, obesity and other perceived health concerns, including concerns relating to certain ingredients in our products or packaging, product safety concerns and/or from decreased consumer discretionary spending power;
●	Adverse publicity surrounding obesity and health concerns related to our products, product safety and quality, water usage, environmental impact and sustainability, human rights, our culture, workforce and labor and workplace laws;

●	Changes in demand that are weather related and/or for other reasons, including changes in product category and/or package consumption and changes in cost and availability of certain key ingredients including aluminum cans, as well as disruptions to the supply chain, as a result of climate change and extreme weather conditions;
●	The impact of unstable political conditions, civil unrest, large scale terrorist acts, the outbreak or escalation of armed hostilities, major natural disasters and extreme weather conditions, or widespread outbreaks of infectious diseases (such as the COVID-19 pandemic);
●	The impact on our business of competitive products and pricing pressures and our ability to gain or maintain our share of sales in the marketplace as a result of actions by competitors, including unsubstantiated and/or misleading claims, false advertising claims and tortious interference, as well as competitors selling misbranded products;
●	The impact on our business of trademark and trade dress infringement proceedings brought against us relating to our brands, including our Reign Total Body Fuel® high performance energy drinks, which could result in an injunction barring us from selling certain of our products and/or require changes to be made to our current trade dress;
●	Our ability to implement and/or maintain price increases, including through reductions in promotional allowances;
●	An inability to achieve volume growth through product and packaging initiatives;
●	Our ability to sustain the current level of sales and/or achieve growth for our Monster Energy® brand energy drinks and/or our other products, including our Strategic Brands and Alcohol Brands;
●	Our ability to implement our growth strategy, including expanding our business in existing and new sectors, such as the alcoholic beverage sector;
●	The inherent operational risks presented by the alcoholic beverage industry that may not be adequately covered by insurance or lead to litigation relating to the abuse or misuse of our products;
●	Our ability to successfully integrate CANarchy and other acquired businesses or assets;
●	The impact of criticism of our energy drink products and/or the energy drink market generally and/or legislation enacted (whether as a result of such criticism or otherwise) that restricts the marketing or sale of energy drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limits caffeine content in beverages, requires certain product labeling disclosures and/or warnings, imposes excise and/or sales taxes, limits product sizes and/or imposes age restrictions for the sale of energy drinks;
●	Our ability to comply with and/or resulting lower consumer demand and/or lower profit margins for energy drinks and/or alcohol beverages due to proposed and/or future U.S. federal, state and local laws and regulations and/or proposed or existing laws and regulations in certain foreign jurisdictions and/or any changes therein, including changes in taxation requirements (including tax rate changes, new tax laws, new and/or increased excise, sales and/or other taxes on our products and revised tax law interpretations) and environmental laws, as well as the Federal Food, Drug, and Cosmetic Act and regulations or rules made thereunder or in connection therewith by the FDA, as well as changes in any other food, drug or similar laws in the United States and internationally, especially those changes that may restrict the sale of energy and/or alcohol drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limit caffeine or alcohol content in beverages, require certain product labeling disclosures and/or warnings, impose excise taxes, impose sugar taxes, limit product sizes, or impose age restrictions for the sale of energy and/or alcohol drinks, as well as laws and regulations or rules made or enforced by the Bureau of Alcohol, Tobacco, Firearms and Explosives and/or the FTC or their foreign counterparts;
●	Disruptions in the timely import or export of our products and/or ingredients including flavors, flavor ingredients and supplement ingredients due to port congestion, strikes and related labor issues or otherwise;
●	Our ability to satisfy all criteria set forth in any model energy drink guidelines, including, without limitation, those adopted by the American Beverage Association, of which we are a member, and/or any international beverage associations and the impact of our failure to satisfy such guidelines may have on our business;
●	The effect of unfavorable or adverse public relations, press, articles, comments and/or media attention;
●	Changes in the cost, quality and availability of containers, packaging materials, aluminum cans, the Midwest and other premiums, raw materials, including flavors and flavor ingredients, and other ingredients and juice concentrates, and our ability to obtain and/or maintain favorable supply arrangements and relationships and procure timely and/or sufficient production of all or any of our products to meet customer demand;
●	Any shortages that may be experienced in the procurement of containers and/or other raw materials including, without limitation, flavors, flavor ingredients, supplement ingredients, aluminum cans generally, PET containers used for our Monster Hydro® energy drinks, 24-ounce aluminum cap cans and 550ml BRE aluminum cans with resealable ends;
●	Limitations in securing the supply of sufficient quantities of aluminum cans may cause us to focus on producing higher volume products. As a result, certain of our lower volume products may be temporarily discontinued by our bottlers/distributors and/or their retail customers, and we may not be able to reinstate all, or any, of such lower volume products in the future;

●	In order to secure sufficient quantities of aluminum cans and sufficient co-packing availability in the future, we may be required to commit to minimum purchase volumes and/or minimum co-packing volumes. In the event that we over-estimate future demand for our products and therefore may not purchase such minimum quantities in full, or utilize such minimum co-packing volumes in full, we may incur claims and/or costs or losses in respect of such shortfalls;
●	The impact on our cost of sales of corporate activity among the limited number of suppliers from whom we purchase certain raw materials;
●	Our ability to pass on to our customers all or a portion of any increases in the costs of raw materials, ingredients, commodities and/or other cost inputs affecting our business;
●	Our ability to achieve both internal domestic and international forecasts, which may be based on projected volumes and sales of many product types and/or new products, certain of which are more profitable than others; there can be no assurance that we will achieve projected levels of sales as well as forecasted product and/or geographic mixes;
●	Our ability to penetrate new domestic and/or international markets and/or gain approval or mitigate the delay in securing approval for the sale of our products in various countries;
●	The effectiveness of sales and/or marketing efforts by us and/or by the bottlers/distributors of our products, most of whom distribute products that may be regarded as competitive with our products;
●	Unilateral decisions by bottlers/distributors, buying groups, convenience chains, grocery chains, mass merchandisers, specialty chain stores, e-commerce retailers, e-commerce websites, club stores and other customers to discontinue carrying all or any of our products that they are carrying at any time, restrict the range of our products they carry, impose restrictions or limitations on the sale of our products and/or the sizes of containers of our products and/or devote less resources to the sale of our products;
●	The impact of certain activities by competitors and others to persuade regulators and/or retailers and/or customers in certain countries to reduce the permitted or maximum container sizes for our products from those currently being sold and marketed by us;
●	The impact of possible trading disputes between our bottler/distributors and their customers and/or one or more buying groups which may result in the delisting of certain of the Company products, temporarily or otherwise;
●	The effects of retailer consolidation on our business and our ability to successfully adapt to the rapidly changing retail landscape;
●	Our ability to adapt to the changing retail landscape with the rapid growth in e-commerce retailers;
●	The effects of bottler/distributor consolidation on our business;
●	The costs and/or effectiveness, now or in the future, of our advertising, marketing and promotional strategies;
●	The success of our sports marketing, social media and other general marketing endeavors both domestically and internationally;
●	Unforeseen economic and political changes and local or international catastrophic events;
●	Possible product recalls and/or reformulations of certain of our products and/or market withdrawals of certain of our products due to defective and/or non-compliant formulas or production in one or more jurisdictions;
●	Our ability to make suitable arrangements and/or procure sufficient capacity for the co-packing of any of our products both domestically and internationally, the timely replacement of discontinued co-packing arrangements and/or limitations on co-packing availability, including for retort production;
●	Our ability to make suitable arrangements for the timely procurement of non-defective raw materials;
●	Our inability to protect and/or the loss of our intellectual property rights and/or our inability to use our trademarks, trade names or designs and/or trade dress in certain countries;
●	Volatility of stock prices which may restrict stock sales, stock purchases or other opportunities as well as negatively impact the motivation of equity award grantees;
●	Provisions in our organizational documents and/or control by insiders which may prevent changes in control even if such changes would be beneficial to other stockholders;
●	The failure of our bottlers and/or co-packers to manufacture our products on a timely basis or at all;
●	Any disruption in and/or lack of effectiveness of our information technology systems, including a breach of cyber security, that disrupts our business or negatively impacts customer relationships, as well as cybersecurity incidents involving data shared with third parties; and
●	Recruitment and retention of senior management, other key employees and our employee base in general.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks during the three-months ended March 31, 2022 compared with the disclosures in Part II, Item 7A of our Form 10-K.

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

Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to the Notes to Condensed Consolidated Financial Statements - Note 12. Commitments and Contingencies: Litigation in Part I, Item 1, of this Quarterly Report on Form 10-Q.

ITEM 1A.RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and the condensed consolidated financial statements and related notes, and the following additional risk factor, you should carefully consider the risks discussed in “Part I, Item 1A – Risk Factors” in our Form 10-K. There have been no material changes with respect to the risk factors disclosed in our Form 10-K. However, we note that the risks described in this report and in our Form 10-K are not the only risks facing our Company, and such additional risks or uncertainties that we currently deem to be immaterial or are unknown to us could negatively impact our business, operations, or financial results.

Regulations concerning our alcoholic beverages may adversely affect our business, financial condition or results of operations and inhibit the sales of such products.

Governmental agencies heavily regulate the alcoholic beverage industry. In particular, they monitor and regulate licensing, warehousing, trade and pricing practices, permitted and required labeling, including warning labels and other such signage, advertising and relations with wholesalers and retailers. In addition, other countries in which we sell such beverages impose duties, excise taxes and/or other related taxes. If such agencies or jurisdictions, foreign or domestic, choose to implement new or revised laws, regulations, fees, taxes, or other such requirements, our business, financial condition or results of operations could be materially, adversely affected. Additionally, if such governmental bodies require increased additional product labeling, warning requirements, or limitations on the marketing or sale of our alcohol products due to their contents or allegations concerning their potential to cause adverse health effects, our sales of alcoholic beverages may be impeded.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-months ended March 31, 2022, 0.2 million shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $12.2 million.

On March 13, 2020, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “March 2020 Repurchase Plan”). During the three-months ended March 31, 2022, no shares were purchased by the Company under the March 2020 Repurchase Plan. As of May 6, 2022, $441.5 million remained available for repurchase under the March 2020 Repurchase Plan.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

10.1*	Monster Beverage Corporation 2017 Compensation Plan for Non-Employee Directors as Amended and Restated on February 23, 2022.

31.1*	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3*	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted

101*

The following financial information from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Income for the three -months ended March 31, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Income for the three-months ended March 31, 2022 and 2021, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three-months ended March 31, 2022 and 2021, (v) Condensed Consolidated Statements of Cash Flows for the three-months ended March 31, 2022 and 2021, and (vi) the Notes to Condensed Consolidated Financial Statements.

104*

The cover page from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION
Registrant

Date: May 6, 2022	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors
and Co-Chief Executive Officer

Date: May 6, 2022	/s/ HILTON H. SCHLOSBERG
Hilton H. Schlosberg
Vice Chairman of the Board of Directors
and Co-Chief Executive Officer