Form 10-Q
period 2022-06-30
Monster Beverage Corp
filed 2022-08-05
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022	Commission File Number 001-18761

MONSTER BEVERAGE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	47-1809393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes __ No   X

The registrant had 526,885,495 shares of common stock, par value $0.005 per share, outstanding as of July 29, 2022.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

JUNE 30, 2022

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2022 AND DECEMBER 31, 2021

(In Thousands, Except Par Value) (Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,132,039	$1,326,462
Short-term investments	1,337,792	1,749,727
Accounts receivable, net	1,175,587	896,658
Inventories	885,948	593,357
Prepaid expenses and other current assets	132,273	82,668
Prepaid income taxes	32,981	33,238
Total current assets	4,696,620	4,682,110

INVESTMENTS	64,119	99,419
PROPERTY AND EQUIPMENT, net	464,541	313,753
DEFERRED INCOME TAXES, net	203,287	225,221
GOODWILL	1,412,941	1,331,643
OTHER INTANGIBLE ASSETS, net	1,223,114	1,072,386
OTHER ASSETS	110,390	80,252
Total Assets	$8,175,012	$7,804,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$492,858	$404,263
Accrued liabilities	209,154	210,964
Accrued promotional allowances	277,618	211,461
Deferred revenue	44,344	42,530
Accrued compensation	53,717	65,459
Income taxes payable	15,917	30,399
Total current liabilities	1,093,608	965,076

DEFERRED REVENUE	232,170	243,249

OTHER LIABILITIES	40,056	29,508

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 1,250,000 shares authorized; 640,944 shares issued and 526,772 shares outstanding as of June 30, 2022; 640,043 shares issued and 529,323 shares outstanding as of December 31, 2021	3,205	3,200
Additional paid-in capital	4,707,569	4,652,620
Retained earnings	8,377,112	7,809,549
Accumulated other comprehensive loss	(152,957)	(69,165)
Common stock in treasury, at cost; 114,172 shares and 110,720 shares as of June 30, 2022 and December 31, 2021, respectively	(6,125,751)	(5,829,253)
Total stockholders’ equity	6,809,178	6,566,951
Total Liabilities and Stockholders’ Equity	$8,175,012	$7,804,784

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND SIX- MONTHS ENDED JUNE 30, 2022 AND 2021

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

NET SALES	$1,655,260	$1,461,934	$3,173,833	$2,705,751

COST OF SALES	875,399	625,096	1,617,306	1,153,976

GROSS PROFIT	779,861	836,838	1,556,527	1,551,775

OPERATING EXPENSES	406,910	310,863	784,088	611,652

OPERATING INCOME	372,951	525,975	772,439	940,123

INTEREST and OTHER (EXPENSE) INCOME, net	(6,781)	872	(14,080)	111

INCOME BEFORE PROVISION FOR INCOME TAXES	366,170	526,847	758,359	940,234

PROVISION FOR INCOME TAXES	92,810	123,085	190,796	221,278

NET INCOME	$273,360	$403,762	$567,563	$718,956

NET INCOME PER COMMON SHARE:
Basic	$0.52	$0.76	$1.07	$1.36
Diluted	$0.51	$0.75	$1.06	$1.34

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	528,617	528,653	529,009	528,425
Diluted	534,811	535,557	535,209	535,324

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE- AND SIX- MONTHS ENDED JUNE 30, 2022 AND 2021

(In Thousands) (Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income, as reported	$273,360	$403,762	$567,563	$718,956
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(79,707)	8,235	(78,628)	(19,696)
Available-for-sale investments:
Change in net unrealized (losses) gains	(1,105)	(183)	(5,164)	(160)
Reclassification adjustment for net gains included in net income	—	—	—	—
Net change in available-for-sale investments	(1,105)	(183)	(5,164)	(160)
Other comprehensive income (loss)	(80,812)	8,052	(83,792)	(19,856)
Comprehensive income	$192,548	$411,814	$483,771	$699,100

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE- AND SIX-MONTHS ENDED JUNE 30, 2022 AND 2021

(In Thousands) (Unaudited)

					Accumulated
					Other			Total
	Common stock		Additional	Retained	Comprehensive	Treasury stock		Stockholders’
	Shares	Amount	Paid-in Capital	Earnings	(Loss) Income	Shares	Amount	Equity
Balance, December 31, 2021	640,043	$3,200	$4,652,620	$7,809,549	$(69,165)	(110,720)	$(5,829,253)	$6,566,951
Stock-based compensation	—	—	16,175	—	—	—	—	16,175
Exercise of stock options	485	3	4,507	—	—	—	—	4,510
Unrealized loss, net on available-for-sale securities	—	—	—	—	(4,059)	—	—	(4,059)
Repurchase of common stock	—	—	—	—	—	(166)	(12,187)	(12,187)
Foreign currency translation	—	—	—	—	1,079	—	—	1,079
Net income	—	—	—	294,203	—	—	—	294,203
Balance, March 31, 2022	640,528	3,203	4,673,302	8,103,752	(72,145)	(110,886)	(5,841,440)	6,866,672
Stock-based compensation	—	—	16,157	—	—	—	—	16,157
Exercise of stock options	416	2	18,110	—	—	—	—	18,112
Unrealized loss, net on available-for-sale securities	—	—	—	—	(1,105)	—	—	(1,105)
Repurchase of common stock	—	—	—	—	—	(3,286)	(284,311)	(284,311)
Foreign currency translation	—	—	—	—	(79,707)	—	—	(79,707)
Net income	—	—	—	273,360	—	—	—	273,360
Balance, June 30, 2022	640,944	$3,205	$4,707,569	$8,377,112	$(152,957)	(114,172)	$(6,125,751)	$6,809,178

					Accumulated
					Other			Total
	Common stock		Additional	Retained	Comprehensive	Treasury stock		Stockholders’
	Shares	Amount	Paid-in Capital	Earnings	(Loss) Income	Shares	Amount	Equity
Balance, December 31, 2020	638,662	$3,193	$4,537,982	$6,432,074	$3,034	(110,565)	$(5,815,423)	$5,160,860
Stock-based compensation	—	—	17,949	—	—	—	—	17,949
Exercise of stock options	492	3	6,758	—	—	—	—	6,761
Unrealized gain, net on available-for-sale securities	—	—	—	—	24	—	—	24
Repurchase of common stock	—	—	—	—	—	(150)	(13,419)	(13,419)
Foreign currency translation	—	—	—	—	(27,932)	—	—	(27,932)
Net income	—	—	—	315,194	—	—	—	315,194
Balance, March 31, 2021	639,154	3,196	4,562,689	6,747,268	(24,874)	(110,715)	(5,828,842)	5,459,437
Stock-based compensation	—	—	16,921	—	—	—	—	16,921
Exercise of stock options	422	2	17,723	—	—	—	—	17,725
Unrealized loss, net on available-for-sale securities	—	—	—	—	(183)	—	—	(183)
Repurchase of common stock	—	—	—	—	—	(4)	(399)	(399)
Foreign currency translation	—	—	—	—	8,235	—	—	8,235
Net income	—	—	—	403,762	—	—	—	403,762
Balance, June 30, 2021	639,576	$3,198	$4,597,333	$7,151,030	$(16,822)	(110,719)	$(5,829,241)	$5,905,498

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTHS ENDED JUNE 30, 2022 AND 2021

(In Thousands) (Unaudited)

	Six-Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$567,563	$718,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,432	25,499
Non-cash lease expense	3,222	1,990
Gain on disposal of property and equipment	(69)	(822)
Stock-based compensation	32,609	35,691
Deferred income taxes	21,934	353
Effect on cash of changes in operating assets and liabilities net of acquisition:
Accounts receivable	(289,236)	(239,540)
Inventories	(299,076)	(52,541)
Prepaid expenses and other assets	(55,663)	(28,232)
Prepaid income taxes	(1,220)	2,452
Accounts payable	85,499	63,619
Accrued liabilities	(789)	29,883
Accrued promotional allowances	77,746	42,665
Accrued compensation	(15,311)	(10,782)
Income taxes payable	(14,666)	7,696
Other liabilities	(3,211)	621
Deferred revenue	(9,101)	(10,922)
Net cash provided by operating activities	130,663	586,586

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of available-for-sale investments	1,409,707	660,965
Purchases of available-for-sale investments	(964,267)	(795,467)
Acquisition of CANarchy, net of cash	(329,472)	—
Purchases of property and equipment	(99,446)	(15,522)
Proceeds from sale of property and equipment	372	1,024
Additions to intangibles	(9,894)	(9,926)
Increase in other assets	(12,738)	(21,236)
Net cash used in investing activities	(5,738)	(180,162)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on debt	4,924	3,624
Issuance of common stock	22,622	24,486
Purchases of common stock held in treasury	(296,499)	(13,818)
Net cash (used in) provided by financing activities	(268,953)	14,292

Effect of exchange rate changes on cash and cash equivalents	(50,395)	(16,890)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(194,423)	403,826
CASH AND CASH EQUIVALENTS, beginning of period	1,326,462	1,180,413
CASH AND CASH EQUIVALENTS, end of period	$1,132,039	$1,584,239

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$227	$52
Income taxes	$209,513	$215,803

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTHS ENDED JUNE 30, 2022 AND 2021

(In Thousands) (Unaudited) (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

Included in accrued liabilities as of June 30, 2022 and 2021 were $3.4 million and $1.3 million, respectively, related to net additions to other intangible assets.

Included in accounts payable as of June 30, 2022 were available-for-sale short-term investment purchases of $3.4 million.

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

The Company’s condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting. They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP. The information set forth in these interim condensed consolidated financial statements for the three- and six-months ended June 30, 2022 and 2021, respectively, is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading. Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

Recent Accounting Pronouncements

There have been no changes in recently issued or adopted accounting pronouncements that would materially impact the Company from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

2.	ACQUISITIONS

On February 17, 2022, the Company completed its acquisition of CANarchy Craft Brewery Collective LLC (“CANarchy”), a craft beer and hard seltzer company, for $330.4 million in cash, subject to adjustments (the “CANarchy Transaction”). The CANarchy Transaction facilitates the Company’s entry into the alcohol beverage sector and brings the Cigar CityTM family of brands including Jai Alai® IPA and Florida ManTM IPA, the Oskar Blues TM family of brands including Dale’s Pale Ale® and Wild BasinTM Hard Seltzers, the Deep EllumTM family of brands including Dallas Blonde® and Deep EllumTM IPA, the Perrin BrewingTM family of brands including Black Ale, the Squatters® family of brands including Hop Rising® Double IPA and Juicy IPA, the Wasatch® family of brands including Apricot Hefeweizen, as well as certain other brands (collectively the “CANarchy Brands”) to the Company’s beverage portfolio. The transaction does not include CANarchy’s stand-alone restaurants. The Company’s organizational structure for its existing energy beverage business will remain unchanged. CANarchy will function independently, retaining its own organizational structure and team.

The Company accounted for the CANarchy Transaction in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations”.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the fair value allocations of the CANarchy Transaction:

	Identifiable
	Assets
	Acquired and
	Liabilities	Consideration
	Assumed	Transferred
Intangibles - trademarks (non-amortizing)	$94,500	$—
Intangibles - customer relationships (amortizing)	54,500	—
Intangibles - permits (non-amortizing)	6,000	—
Property and equipment, net	81,285	—
Inventory	18,300	—
Right-of -use assets	12,836	—
Operating lease liabilities	(12,836)	—
Working capital (excluding inventory)	(5,640)	—
Other	(770)	—
Goodwill	81,298	—
Cash	3,248	332,721
Total	$332,721	$332,721

The Company determined the fair values as follows:

●	Trademarks – relief-from-royalty method of the income approach
●	Customer relationships – distributor method of the income approach
●	Permits – with-and-without method of the income approach
●	Property and equipment – cost approach
●	Inventory – comparative sales method and replacement cost method

The book value of the working capital (excluding inventory) approximates fair value.

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

On May 5, 2022, the Company acquired certain real property and equipment in Norwalk, California for a purchase price of $62.5 million. The acquisition was treated as an asset acquisition for accounting purposes. The preliminary fair value allocations include $50.6 million for land, $10.0 million for building and $1.9 million for equipment. The Company intends to utilize the property as a manufacturing facility for certain of its products.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

3.	REVENUE RECOGNITION

The Company has four operating and reportable segments: (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is primarily comprised of the Company’s Monster Energy® drinks, Reign Total Body Fuel® high performance energy drinks and True North® Pure Energy Seltzers, (ii) Strategic Brands segment (“Strategic Brands”), which is primarily comprised of the various energy drink brands acquired from The Coca-Cola Company (“TCCC”) in 2015 as well as the Company’s affordable energy brands, (iii) Alcohol Brands segment (“Alcohol Brands”), which is primarily comprised of the various craft beers and hard seltzers purchased as part of the CANarchy Transaction on February 17, 2022 and (iv) Other segment (“Other”), which is comprised of certain products sold by American Fruits and Flavors, LLC, a wholly-owned subsidiary of the Company, to independent third-party customers (the “AFF Third-Party Products”).

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

The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. Certain of the Company’s bottlers/distributors may also perform a separate function as a co-packer on the Company’s behalf. In such cases, control of the Company’s products passes to such bottlers/distributors when they notify the Company that they have taken possession or transferred the relevant portion of the Company’s finished goods. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of June 30, 2022 and December 31, 2021.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Disaggregation of Revenue

The following tables disaggregate the Company’s revenue by geographical markets and reportable segments:

	Three-Months Ended June 30, 2022
				Latin
				America
	U.S. and			and
Net Sales	Canada	EMEA[1]	Asia Pacific	Caribbean	Total
Monster Energy® Drinks	$973,674	$308,839	$116,788	$138,389	$1,537,690
Strategic Brands	38,368	29,171	7,477	4,126	79,142
Alcohol Brands	32,447	—	—	—	32,447
Other	5,981	—	—	—	5,981
Total Net Sales	$1,050,470	$338,010	$124,265	$142,515	$1,655,260

	Three-Months Ended June 30, 2021
				Latin
				America
	U.S. and			and
Net Sales	Canada	EMEA[1]	Asia Pacific	Caribbean	Total
Monster Energy® Drinks	$895,362	$269,807	$118,934	$82,991	$1,367,094
Strategic Brands	49,388	27,875	7,006	2,666	86,935
Alcohol Brands	—	—	—	—	—
Other	7,905	—	—	—	7,905
Total Net Sales	$952,655	$297,682	$125,940	$85,657	$1,461,934

1Europe, Middle East and Africa (“EMEA”)

	Six-Months Ended June 30, 2022
				Latin
				America
	U.S. and		Asia	and
Net Sales	Canada	EMEA[1]	Pacific	Caribbean	Total
Monster Energy® Drinks	$1,899,354	$569,728	$227,343	$246,111	$2,942,536
Strategic Brands	91,420	59,347	14,138	6,830	171,735
Alcohol Brands[2]	47,654	—	—	—	47,654
Other	11,908	—	—	—	11,908
Total Net Sales	$2,050,336	$629,075	$241,481	$252,941	$3,173,833

	Six-Months Ended June 30, 2021
				Latin
				America
	U.S. and		Asia	and
Net Sales	Canada	EMEA[1]	Pacific	Caribbean	Total
Monster Energy® Drinks	$1,668,866	$489,107	$225,681	$153,720	$2,537,374
Strategic Brands	87,071	47,784	15,444	4,445	154,744
Alcohol Brands[2]	—	—	—	—	—
Other	13,633	—	—	—	13,633
Total Net Sales	$1,769,570	$536,891	$241,125	$158,165	$2,705,751

1Europe, Middle East and Africa (“EMEA”)

2Effectively from February 17, 2022 to June 30, 2022

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Contract Liabilities

Amounts received from certain bottlers/distributors at inception of their distribution contracts or at the inception of certain sales/marketing programs are accounted for as deferred revenue. As of June 30, 2022, the Company had $276.5 million of deferred revenue, which is included in current and long-term deferred revenue in the Company’s condensed consolidated balance sheet. As of December 31, 2021, the Company had $285.8 million of deferred revenue, which is included in current and long-term deferred revenue in the Company’s condensed consolidated balance sheet. During the three-months ended June 30, 2022 and 2021, $10.1 million and $10.4 million, respectively, of deferred revenue was recognized in net sales. See Note 11. During the six-months ended June 30, 2022 and 2021, $20.1 million and $20.9 million, respectively, of deferred revenue was recognized in net sales. See Note 11.

4.	LEASES

The Company leases identified assets comprising of real estate and equipment. Real estate leases consist primarily of office and warehouse space and equipment leases consist of vehicles and warehouse equipment. At the inception of a contract, the Company assesses whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the term, and (3) whether the Company has the right to direct the use of the asset. At inception of a lease, the Company allocates the consideration in the contract to each lease and non-lease component based on the component’s relative stand-alone price to determine the lease payments. Lease and non-lease components are accounted for separately.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The components of lease cost were comprised of the following:

	Three-Months	Three-Months	Six-Months	Six-Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$2,238	$1,114	$3,932	$2,245

Short-term lease cost	939	1,182	1,869	2,135

Variable lease cost	195	185	378	347

Finance leases:
Amortization of ROU assets	148	122	275	256
Interest on lease liabilities	7	5	10	9
Finance lease cost	155	127	285	265

Total lease cost	$3,527	$2,608	$6,464	$4,992

Supplemental cash flow information for the following periods:

	Six-Months	Six-Months
	Ended June 30,	Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$3,682	$2,008
Operating cash outflows from finance leases	10	9
Financing cash outflows from finance leases	1,179	1,297

ROU assets obtained in exchange for lease obligations:
Finance leases	1,561	2,238
Operating leases	18,339	166

ROU assets for operating and finance leases recognized in the Company’s condensed consolidated balance sheets were comprised of the following at:

	June 30, 2022
	Real Estate	Equipment	Total	Balance Sheet Location
Operating leases	$36,965	$479	$37,444	Other Assets
Finance leases	—	2,204	2,204	Property and Equipment, net

	December 31, 2021
	Real Estate	Equipment	Total	Balance Sheet Location
Operating leases	$22,518	$639	$23,157	Other Assets
Finance leases	—	2,646	2,646	Property and Equipment, net

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Operating and finance lease liabilities recognized in the Company’s condensed consolidated balance sheets were as follows at:

	June 30, 2022
	Operating Leases	Finance Leases
Accrued liabilities	$6,966	$1,326
Other liabilities	29,601	56
Total	$36,567	$1,382

	December 31, 2021
	Operating Leases	Finance Leases
Accrued liabilities	$3,990	$960
Other liabilities	17,389	41
Total	$21,379	$1,001

The weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases at June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022
	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	7.2	0.9
Weighted-average discount rate	3.3%	2.4%

	December 31, 2021
	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	8.1	0.7
Weighted-average discount rate	3.5%	1.3%

The following table reconciles the undiscounted future lease payments for operating and finance leases to the operating and finance leases recorded in the Company’s condensed consolidated balance sheet at June 30, 2022:

	Undiscounted Future Lease Payments
	Operating Leases	Finance Leases
2022 (excluding the six-months ended June 30, 2022)	$4,079	$881
2023	7,448	476
2024	6,012	23
2025	4,528	17
2026	3,673	2
2027 and thereafter	15,659	—
Total lease payments	41,399	1,399
Less imputed interest	(4,832)	(17)
Total	$36,567	$1,382

As of June 30, 2022, the Company did not have any significant additional operating or finance leases that have not yet commenced.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

5.	INVESTMENTS

The following table summarizes the Company’s investments at:

					Continuous	Continuous
		Gross	Gross		Unrealized	Unrealized
		Unrealized	Unrealized		Loss Position	Loss Position
	Amortized	Holding	Holding	Fair	less than 12	greater than
June 30, 2022	Cost	Gains	Losses	Value	Months	12 Months
Available-for-sale
Short-term:
Commercial paper	$208,909	$—	$—	$208,909	$—	$—
Certificates of deposit	34,554	—	—	34,554	—	—
Municipal securities	212,828	78	462	212,444	462
U.S. government agency securities	74,583	—	524	74,059	524	—
U.S. treasuries	812,871	—	5,045	807,826	5,045	—
Long-term:
U.S. treasuries	56,600	24	155	56,469	155	—
Municipal securities	1,263	2	—	1,265	—
U.S. government agency securities	6,417	1	33	6,385	33	—
Total	$1,408,025	$105	$6,219	$1,401,911	$6,219	$—

					Continuous	Continuous
		Gross	Gross		Unrealized	Unrealized
		Unrealized	Unrealized		Loss Position	Loss Position
	Amortized	Holding	Holding	Fair	less than 12	greater than
December 31, 2021	Cost	Gains	Losses	Value	Months	12 Months
Available-for-sale
Short-term:
Commercial paper	$334,077	$—	$—	$334,077	$—	$—
Certificates of deposit	44,502	—	—	44,502	—	—
Municipal securities	666	—	—	666	—	—
U.S. government agency securities	62,687	—	26	62,661	26	—
U.S. treasuries	1,308,536	2	717	1,307,821	717	—
Long-term:
U.S. government agency securities	12,500	—	24	12,476	24	—
U.S. treasuries	87,133	—	190	86,943	190	—
Total	$1,850,101	$2	$957	$1,849,146	$957	$—

During the three- and six-months ended June 30, 2022 and 2021, realized gains or losses recognized on the sale of investments were not significant.

The Company’s investments at June 30, 2022 and December 31, 2021 carried investment grade credit ratings.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
Commercial paper	$208,909	$208,909	$334,077	$334,077
Municipal securities	212,828	212,444	666	666
U.S. government agency securities	74,583	74,059	62,687	62,661
Certificates of deposit	34,554	34,554	44,502	44,502
U.S. treasuries	812,871	807,826	1,308,536	1,307,821
Due 1 – 10 years:
Municipal securities	1,263	1,265	—	—
U.S. treasuries	56,600	56,469	87,133	86,943
U.S. government agency securities	6,417	6,385	12,500	12,476
Total	$1,408,025	$1,401,911	$1,850,101	$1,849,146

6.	FAIR VALUE OF CERTAIN FINANCIAL ASSETS AND LIABILITIES

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following tables present the fair value of the Company’s financial assets and liabilities that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

June 30, 2022	Level 1	Level 2	Level 3	Total
Cash	$932,538	$—	$—	$932,538
Money market funds	124,879	—	—	124,879
Certificates of deposit	—	34,554	—	34,554
Commercial paper	—	220,624	—	220,624
Municipal securities	—	218,435	—	218,435
U.S. government agency securities	—	92,664	—	92,664
U.S. treasuries	—	910,256	—	910,256
Foreign currency derivatives	—	558	—	558
Total	$1,057,417	$1,477,091	$—	$2,534,508

Amounts included in:
Cash and cash equivalents	$1,057,417	$74,622	$—	$1,132,039
Short-term investments	—	1,337,792	—	1,337,792
Accounts receivable, net	—	620	—	620
Investments	—	64,119	—	64,119
Accrued liabilities	—	(62)	—	(62)
Total	$1,057,417	$1,477,091	$—	$2,534,508

December 31, 2021	Level 1	Level 2	Level 3	Total
Cash	$749,089	$—	$—	$749,089
Money market funds	440,826	—	—	440,826
Certificates of deposit	—	44,502	—	44,502
Commercial paper	—	335,477	—	335,477
Municipal securities	—	2,428	—	2,428
U.S. government agency securities	—	75,137	—	75,137
U.S. treasuries	—	1,528,149	—	1,528,149
Foreign currency derivatives	—	(278)	—	(278)
Total	$1,189,915	$1,985,415	$—	$3,175,330

Amounts included in:
Cash and cash equivalents	$1,189,915	$136,547	$—	$1,326,462
Short-term investments	—	1,749,727	—	1,749,727
Accounts receivable, net	—	654	—	654
Investments	—	99,419	—	99,419
Accrued liabilities	—	(932)	—	(932)
Total	$1,189,915	$1,985,415	$—	$3,175,330

All of the Company’s short-term and long-term investments are classified within Level 1 or Level 2 of the fair value hierarchy. The Company’s valuation of its Level 1 investments is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments is based on other observable inputs, specifically a market approach which utilizes valuation models, pricing systems, mathematical tools and other relevant information for the same or similar securities. The Company’s valuation of its Level 2 foreign currency exchange contracts is based on quoted market prices of the same or similar instruments, adjusted for counterparty risk. There were no transfers between Level 1 and Level 2 measurements during the six-months ended June 30, 2022, or during the year-ended December 31, 2021, and there were no changes in the Company’s valuation techniques.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

7.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to foreign currency exchange rate risks related primarily to its foreign business operations. During the six-months ended June 30, 2022 and the year-ended December 31, 2021, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts of the Company that were outstanding as of June 30, 2022 have terms of one month or less. The Company does not enter into forward currency exchange contracts for speculation or trading purposes.

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

The notional amount and fair value of all outstanding foreign currency derivative instruments in the Company’s condensed consolidated balance sheets consist of the following at:

June 30, 2022
Derivatives not designated as
hedging instruments under	Notional	Fair
ASC 815-20	Amount	Value	Balance Sheet Location
Assets:
Foreign currency exchange contracts:
Receive USD/pay EUR	$39,939	$391	Accounts receivable, net
Receive USD/pay COP	11,106	111	Accounts receivable, net
Receive USD/pay ZAR	6,495	77	Accounts receivable, net
Receive USD/pay GBP	11,453	14	Accounts receivable, net
Receive USD/pay NZD	3,386	14	Accounts receivable, net
Receive USD/pay DKK	2,070	11	Accounts receivable, net
Receive USD/pay AUD	1,520	1	Accounts receivable, net
Receive USD/pay MXN	21,577	1	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive CAD/pay USD	$21,878	$(45)	Accrued liabilities
Receive USD/pay CNY	12,219	(12)	Accrued liabilities
Receive RSD/pay USD	1,233	(3)	Accrued liabilities
Receive SGD/pay USD	14,827	(2)	Accrued liabilities

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

The net losses on derivative instruments in the condensed consolidated statements of income were as follows:

		Amount of gain (loss)
		recognized in income on
		derivatives
Derivatives not designated as	Location of gain (loss)	Three-months ended
hedging instruments under	recognized in income on	June 30,	June 30,
ASC 815-20	derivatives	2022	2021
Foreign currency exchange contracts	Interest and other (expense) income, net	$743	$(1,528)

		Amount of gain (loss)
		recognized in income on
		derivatives
Derivatives not designated as	Location of gain (loss)	Six-months ended
hedging instruments under	recognized in income on	June 30,	June 30,
ASC 815-20	derivatives	2022	2021
Foreign currency exchange contracts	Interest and other (expense) income, net	$(3,275)	$(5,398)

8.	INVENTORIES

Inventories consist of the following at:

	June 30,	December 31,
	2022	2021
Raw materials	$479,039	$349,865
Work in process	1,556	—
Finished goods	405,353	243,492
	$885,948	$593,357

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

9.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at:

	June 30,	December 31,
	2022	2021
Land	$136,701	$85,455
Leasehold improvements	30,930	11,845
Furniture and fixtures	9,196	8,274
Office and computer equipment	23,132	21,601
Computer software	7,478	8,383
Equipment	248,414	190,333
Buildings	198,282	167,243
Vehicles	47,570	45,404
	701,703	538,538
Less: accumulated depreciation and amortization	(237,162)	(224,785)
	$464,541	$313,753

Total depreciation and amortization expense recorded was $13.8 million and $11.6 million for the three-months ended June 30, 2022 and 2021, respectively. Total depreciation and amortization expense recorded was $26.9 million and $23.3 million for the six-months ended June 30, 2022 and 2021, respectively.

10.         GOODWILL AND OTHER INTANGIBLE ASSETS

The following is a roll-forward of goodwill for the six-months ended June 30, 2022 and 2021 by reportable segment:

	Monster
	Energy®	Strategic	Alcohol
	Drinks	Brands	Brands	Other	Total
Balance at December 31, 2021	$693,644	$637,999	$—	$—	$1,331,643
Acquisitions	—	—	81,298	—	81,298
Balance at June 30, 2022	$693,644	$637,999	$81,298	$—	$1,412,941

	Monster
	Energy®	Strategic	Alcohol
	Drinks	Brands	Brands	Other	Total
Balance at December 31, 2020	$693,644	$637,999	$—	$—	$1,331,643
Acquisitions	—	—	—	—	—
Balance at June 30, 2021	$693,644	$637,999	$—	$—	$1,331,643

Intangible assets consist of the following at:

	June 30,	December 31,
	2022	2021
Amortizing intangibles	$121,371	$66,872
Accumulated amortization	(64,771)	(61,227)
	56,600	5,645
Non-amortizing intangibles	1,166,514	1,066,741
	$1,223,114	$1,072,386

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Amortizing intangibles primarily consist of customer relationships. All amortizing intangibles have been assigned an estimated finite useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives, generally five to fifteen years. Total amortization expense recorded was $2.0 million and $1.1 million for the three-months ended June 30, 2022 and June 30, 2021, respectively. Total amortization expense recorded was $3.5 million and $2.2 million for the six-months ended June 30, 2022 and June 30, 2021, respectively.

The following is the future estimated amortization expense related to amortizing intangibles as of June 30, 2022:

2022 (excluding the six-months ended June 30, 2022)	$4,019
2023	4,745
2024	3,647
2025	3,647
2026	3,646
2027 and thereafter	36,896
$56,600

11.         DISTRIBUTION AGREEMENTS

In the normal course of business, amounts received pursuant to new and/or amended distribution agreements entered into with certain bottlers/distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, or at the inception of certain sales/marketing programs are accounted for as deferred revenue and are recognized as revenue ratably over the anticipated life of the respective agreement, generally 20 years or program duration, as the case may be. Revenue recognized was $10.1 million and $10.4 million for the three-months ended June 30, 2022 and 2021, respectively. Revenue recognized was $20.1 million and $20.9 million for the six-months ended June 30, 2022 and 2021, respectively.

12.         COMMITMENTS AND CONTINGENCIES

The Company had purchase commitments aggregating approximately $339.1 million at June 30, 2022, which represented commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms, but are generally satisfied within one year.

The Company had contractual obligations aggregating approximately $332.2 million at June 30, 2022, which related primarily to sponsorships and other marketing activities.

The Company has a credit facility with HSBC Bank (China) Company Limited, Shanghai Branch, of $15.0 million. At June 30, 2022, the interest rate on borrowings under the line of credit was 5.5%. As of June 30, 2022, $11.7 million was outstanding on this line of credit.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, and any related insurance reimbursements. As of June 30, 2022, $0.2 million of loss contingencies were included in the Company’s condensed consolidated balance sheet.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

In April 2022, Monster Energy Company (“MEC”) and Orange Bang, Inc. (“Orange Bang”) filed a joint motion in the United States District Court for the Central District of California to confirm a final arbitration award against Vital Pharmaceuticals, Inc. (“VPX”) that awarded MEC and Orange Bang $175.0 million and a 5% royalty on all future sales of VPX’s Bang Energy drink and other Bang-branded products as well as certain fees and costs. Pursuant to the terms of the agreement between MEC and Orange Bang, the award and future royalties will be shared equally between MEC and Orange Bang. The arbitration arose from a settlement agreement that VPX entered into in 2010 with Orange Bang, a family-owned beverage business. Pursuant to the terms of that agreement, VPX is only permitted to use the Bang mark on “creatine-based” products or on Bang products that are marketed and sold only in the vitamin and dietary supplement sections of stores. On July 1, 2022, the court granted MEC and Orange Bang’s motion to confirm the arbitrator’s award and denied VPX’s motion to vacate the arbitrator’s award. MEC and Orange Bang have requested that the Court enter final judgment. On July 28, 2022, VPX filed a notice of appeal in the United States Court of Appeals for the Ninth Circuit. Per ASC 450 “Contingencies”, the Company will not recognize the award or royalties until such time as they are realized or realizable. The award and royalties will be realized or realizable when VPX has no remaining potential for appeal or reversal of the decision and all contingencies have been resolved. As of August 5, 2022, the proceedings have yet to progress to a stage where there is sufficient information for an accurate timeline of when the awards will be realized or realizable, if at all.

13.         ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the six-months ended June 30, 2022 and 2021 are as follows:

		Unrealized
	Currency	Losses on
	Translation	Available-for-
	Losses	Sale Securities	Total
Balance at December 31, 2021	$(68,209)	$(956)	$(69,165)
Other comprehensive (loss) income before reclassifications	(78,628)	(5,164)	(83,792)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—
Net current-period other comprehensive (loss) income	(78,628)	(5,164)	(83,792)
Balance at June 30, 2022	$(146,837)	$(6,120)	$(152,957)

		Unrealized
	Currency	Gains on
	Translation	Available-for-
	Losses	Sale Securities	Total
Balance at December 31, 2020	$2,950	$84	$3,034
Other comprehensive (loss) income before reclassifications	(19,696)	(160)	(19,856)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—
Net current-period other comprehensive (loss) income	(19,696)	(160)	(19,856)
Balance at June 30, 2021	$(16,746)	$(76)	$(16,822)

14.         TREASURY STOCK

On March 13, 2020, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “March 2020 Repurchase Plan”). During the three-months ended June 30, 2022, the Company purchased approximately 3.3 million shares of common stock at an average purchase price of $86.53 per share, for a total amount of approximately $284.1 million (excluding broker commissions), under the March 2020 Repurchase Plan. Such shares are included in the common stock in treasury in the accompanying condensed balance sheet at June 30, 2022. As of August 5, 2022, $157.4 million remained available for repurchase under the March 2020 Repurchase Plan.

On June 14, 2022, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to an additional $500.0 million of the Company’s outstanding common stock (the “June 2022 Repurchase Plan”). During the three-months

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

ended June 30, 2022, no shares were repurchased under the June 2022 Repurchase Plan. As of August 5, 2022, $500.0 million remained available for repurchase under the June 2022 Repurchase Plan.

During the three-months ended June 30, 2022, 2,936 shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $0.3 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying condensed consolidated balance sheet at June 30, 2022.

15.         STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at June 30, 2022: (i) the Monster Beverage Corporation 2020 Omnibus Incentive Plan, including the Monster Beverage Corporation Deferred Compensation Plan as a sub-plan thereunder, and (ii) the Monster Beverage Corporation 2017 Compensation Plan for Non-Employee Directors as Amended and Restated on February 23, 2022, including the Monster Beverage Corporation Deferred Compensation Plan for Non-Employee Directors as a sub-plan thereunder.

The Company recorded $16.3 million and $17.3 million of compensation expense relating to outstanding options, restricted stock units, performance share units and other share-based awards during the three-months ended June 30, 2022 and 2021, respectively. The Company recorded $32.6 million and $35.7 million of compensation expense relating to outstanding options, restricted stock units, performance share units and other share-based awards during the six-months ended June 30, 2022 and 2021, respectively.

The tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options and vesting of restricted stock units and performance share units for the three-months ended June 30, 2022 and 2021 was $ 2.2 million and $2.7 million, respectively. The tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options and vesting of restricted stock units and performance share units for the six-months ended June 30, 2022 and 2021 was $2.7 million and $4.1 million, respectively.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted as of June 30, 2022 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2022	2021	2022	2021
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	27.8%	29.0%	27.7%	28.9%
Risk-free interest rate	3.0%	0.9%	2.1%	0.8%
Expected term	6.2 years	5.9 years	6.0 years	5.8 years

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

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price Per	Term (in	Intrinsic
Options	(in thousands)	Share	years)	Value
Outstanding at January 1, 2022	13,860	$48.19	5.1	$663,148
Granted 01/01/22 – 03/31/22	2,489	$73.96
Granted 04/01/22 – 06/30/22	8	$88.05
Exercised	(520)	$43.50
Cancelled or forfeited	(88)	$74.32
Outstanding at June 30, 2022	15,749	$52.29	5.4	$636,392
Vested and expected to vest in the future at June 30, 2022	15,308	$51.67	5.3	$628,074
Exercisable at June 30, 2022	10,569	$42.99	3.9	$525,344

The weighted-average grant-date fair value of options granted during the three-months ended June 30, 2022 and 2021 was $29.92 per share and $26.89 per share, respectively. The weighted-average grant-date fair value of options granted during the six-months ended June 30, 2022 and 2021 was $23.23 per share and $25.79 per share, respectively.

The total intrinsic value of options exercised during the three-months ended June 30, 2022 and 2021 was $18.0 million and $21.0 million, respectively. The total intrinsic value of options exercised during the six-months ended June 30, 2022 and 2021 was $22.9 million and $28.2 million, respectively.

Cash received from option exercises under all plans for the three-months ended June 30, 2022 and 2021 was $18.1 million and $17.7 million, respectively. Cash received from option exercises under all plans for the six-months ended June 30, 2022 and 2021 was $22.6 million and $24.5 million, respectively.

At June 30, 2022, there was $86.1 million of total unrecognized compensation expense related to non-vested options granted to employees under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 3.2 years.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to non-vested restricted stock units and performance share units as follows:

		Weighted
	Number of	Average
	Shares (in	Grant-Date
	thousands)	Fair Value
Non-vested at January 1, 2022	910	$69.02
Granted 01/01/22 - 03/31/22[1]	484	$71.88
Granted 04/01/22 - 06/30/22	15	$87.52
Vested	(381)	$64.24
Forfeited/cancelled	(9)	$71.54
Non-vested at June 30, 2022	1,019	$72.42

1The grant activity for performance share units is recorded based on the target performance level earning 100% of target performance share units. The actual number of performance share units earned could range from 0% to 200% of target depending on the achievement of pre-established performance goals.

The weighted-average grant-date fair value of restricted stock units and/or performance share units granted during the three-months ended June 30, 2022 and 2021 was $87.52 and $92.14 per share, respectively. The weighted-average grant-date fair value of restricted stock units and/or performance share units granted during the six-months ended June 30, 2022 and 2021 was $73.95 and $89.12 per share, respectively.

As of June 30, 2022, 1.0 million of restricted stock units and performance share units are expected to vest over their respective terms.

At June 30, 2022, total unrecognized compensation expense relating to non-vested restricted stock units and performance share units was $50.6 million, which is expected to be recognized over a weighted-average period of 2.1 years.

Other Share-Based Awards

The Company has granted other share-based awards to certain employees that are payable in cash. These awards are classified as liabilities and are valued based on the fair value of the award at the grant date and are remeasured at each reporting date until settlement, with compensation expense being recognized in proportion to the completed requisite service period up until date of settlement. At June 30, 2022, other share-based awards outstanding included grants that vest over three years payable in the first quarters of 2023, 2024 and 2025.

At June 30, 2022, there was $0.3 million of total unrecognized compensation expense related to nonvested other share-based awards granted to employees under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 0.5 years.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

16.         INCOME TAXES

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the six-months ended June 30, 2022:

Gross Unrecognized
Tax Benefits
Balance at December 31, 2021	$—
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior years	—
Increases for tax positions related to the prior years	2,008
Balance at June 30, 2022	$2,008

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. As of June 30, 2022, the Company had approximately $0.3 million in accrued interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions, the resultant impact on the Company’s effective tax rate would not be significant. It is expected that any change in the amount of unrecognized tax benefits within the next 12 months will not be significant.

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

17.         EARNINGS PER SHARE

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations is presented below (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Weighted-average shares outstanding:
Basic	528,617	528,653	529,009	528,425
Dilutive	6,194	6,904	6,200	6,899
Diluted	534,811	535,557	535,209	535,324

For the three-months ended June 30, 2022 and 2021, options and awards outstanding totaling 3.5 million shares and 1.0 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive. For the six-months ended June 30, 2022 and 2021, options and awards outstanding totaling 2.5 million shares and 0.6 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The net revenues derived from the Company’s reportable segments and other financial information related thereto for the three- and six-months ended June 30, 2022 and 2021 are as follows:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales:
Monster Energy® Drinks[1]	$1,537,690	$1,367,094	$2,942,536	$2,537,374
Strategic Brands	79,142	86,935	171,735	154,744
Alcohol Brands[2]	32,447	—	47,654	—
Other	5,981	7,905	11,908	13,633
Corporate and unallocated	—	—	—	—
	$1,655,260	$1,461,934	$3,173,833	$2,705,751

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating Income:
Monster Energy® Drinks[1]	$441,719	$547,269	$896,282	$1,012,088
Strategic Brands	41,500	54,074	98,695	99,214
Alcohol Brands[2]	(4,657)	—	(9,611)	—
Other	1,034	2,230	2,161	4,024
Corporate and unallocated	(106,645)	(77,598)	(215,088)	(175,203)
	$372,951	$525,975	$772,439	$940,123

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Income before tax:
Monster Energy® Drinks[1]	$442,407	$547,619	$897,540	$1,012,587
Strategic Brands	41,509	54,080	98,763	99,221
Alcohol Brands[2]	(3,890)	—	(9,496)	—
Other	1,025	2,230	2,162	4,024
Corporate and unallocated	(114,881)	(77,082)	(230,610)	(175,598)
	$366,170	$526,847	$758,359	$940,234

(1)	Includes $10.1 million and $10.4 million for the three-months ended June 30, 2022 and 2021, respectively, related to the recognition of deferred revenue. Includes $20.1 million and $20.9 million for the six-months ended June 30, 2022 and 2021, respectively, related to the recognition of deferred revenue.
(2)	Effectively from February 17, 2022 to June 30, 2022.

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Depreciation and amortization:
Monster Energy® Drinks	$8,102	$8,816	$16,262	$17,838
Strategic Brands	242	285	475	549
Alcohol Brands	3,683	—	5,966	—
Other	1,113	1,126	2,224	2,252
Corporate and unallocated	2,682	2,447	5,505	4,860
	$15,822	$12,674	$30,432	$25,499

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Corporate and unallocated expenses for the three-months ended June 30, 2022 include $70.0 million of payroll costs, of which $16.0 million was attributable to stock-based compensation expenses (see Note 15 “Stock-Based Compensation”), as well as $16.9 million attributable to professional service expenses, including accounting and legal costs, and $19.7 million of other operating expenses.

Corporate and unallocated expenses for the three-months ended June 30, 2021 include $61.2 million of payroll costs, of which $17.3 million was attributable to stock-based compensation expenses (see Note 15 “Stock-Based Compensation”), as well as $21.0 million attributable to professional service expenses, including accounting and legal costs, and $12.3 million of other operating expenses. Corporate and unallocated expenses for the three-months ended June 30, 2021 were partially offset by $16.9 million due to the reversal of amounts previously accrued in connection with an intellectual property claim.

Corporate and unallocated expenses for the six-months ended June 30, 2022 include $138.1 million of payroll costs, of which $32.2 million was attributable to stock-based compensation expenses (see Note 15 “Stock-Based Compensation”), as well as $43.3 million attributable to professional service expenses, including accounting and legal costs, and $33.7 million of other operating expenses.

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

Coca-Cola Europacific Partners (formerly Coca-Cola European Partners) accounted for approximately 14% and 12% of the Company’s net sales for the three-months ended June 30, 2022 and 2021, respectively. Coca-Cola Europacific Partners accounted for approximately 13% and 12% of the Company’s net sales for the six-months ended June 30, 2022 and 2021, respectively.

Coca-Cola Consolidated, Inc. accounted for approximately 11% of the Company’s net sales for both the three-months ended June 30, 2022 and 2021. Coca-Cola Consolidated, Inc. accounted for approximately 10% and 11% of the Company’s net sales for the six-months ended June 30, 2022 and 2021, respectively.

Reyes Coca-Cola Bottling, LLC accounted for approximately 9% and 11% of the Company’s net sales for the three-months ended June 30, 2022 and 2021, respectively. Reyes Coca-Cola Bottling, LLC accounted for approximately 9% and 10% of the Company’s net sales for the six-months ended June 30, 2022 and 2021, respectively.

Net sales to customers outside the United States amounted to $649.0 million and $546.3 million for the three-months ended June 30, 2022 and 2021, respectively. Such sales were approximately 39% and 37% of net sales for the three-months ended June 30, 2022 and 2021, respectively. Net sales to customers outside the United States amounted to $1.20 billion and $1.01 billion for the six-months ended June 30, 2022 and 2021, respectively. Such sales were approximately 38% and 37% of net sales for the six-months ended June 30, 2022 and 2021, respectively.

Goodwill and other intangible assets for the Company’s reportable segments as of June 30, 2022 and December 31, 2021 are as follows:

	June 30,	December 31,
	2022	2021
Goodwill and other intangible assets:
Monster Energy® Drinks	$1,420,967	$1,420,503
Strategic Brands	976,832	978,032
Alcohol Brands	234,956	—
Other	3,300	5,494
Corporate and unallocated	—	—
	$2,636,055	$2,404,029

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

TCCC commissions, based on sales to the TCCC Subsidiaries and the TCCC Related Parties, were $10.1 million and $20.1 million for the three-months ended June 30, 2022 and 2021, respectively, and are included as a reduction to net sales. TCCC commissions, based on sales to the TCCC Subsidiaries and the TCCC Related Parties, were $28.5 million and $36.2 million for the six-months ended June 30, 2022 and 2021, respectively, and are included as a reduction to net sales.

TCCC commissions, based on sales to TCCC independent bottlers/distributors, were $7.8 million and $8.1 million for the three-months ended June 30, 2022 and 2021, respectively, and are included in operating expenses. TCCC commissions, based on sales to TCCC independent bottlers/distributors, were $18.8 million and $13.6 million for the six-months ended June 30, 2022 and 2021, respectively, and are included in operating expenses.

Net sales to the TCCC Subsidiaries for the three-months ended June 30, 2022 and 2021 were $26.5 million and $27.0 million, respectively. Net sales to the TCCC Subsidiaries for the six-months ended June 30, 2022 and 2021 were $58.3 million and $54.1 million, respectively.

The Company also purchases concentrates from TCCC which are then sold to certain of the Company’s bottlers/distributors. Concentrate purchases from TCCC were $6.5 million and $7.7 million for the three-months ended June 30, 2022 and 2021, respectively. Concentrate purchases from TCCC were $15.0 million and $14.1 million for the six-months ended June 30, 2022 and 2021, respectively.

Certain TCCC Subsidiaries also contract manufacture certain of the Company’s energy drinks. Such contract manufacturing expenses were $4.8 million and $6.6 million for the three-months ended June 30, 2022 and 2021, respectively. Such contract manufacturing expenses were $14.0 million for both the six-months ended June 30, 2022 and 2021.

Accounts receivable, accounts payable, accrued promotional allowances and accrued liabilities related to the TCCC Subsidiaries are as follows at:

	June 30,	December 31,
	2022	2021
Accounts receivable, net	$135,977	$94,647
Accounts payable	$(37,832)	$(35,248)
Accrued promotional allowances	$(2,761)	$(4,536)
Accrued liabilities	$(18,253)	$(26,616)

In 2021, TCCC exercised its contract rights for a third-party public accounting firm (the “Accounting Firm”) to conduct an examination relating to commissions and fees payable to TCCC and marketing contributions payable to the Company, for the years ended December 31, 2015 through December 31, 2020. The Company understands that the Accounting Firm has advised TCCC that it may be entitled to additional commissions and fees and/or reduced amounts of marketing contributions due to the Company in an aggregate amount of up to approximately $74.2 million. No portion of such amounts have been recognized in the Company’s condensed consolidated financial statements at June 30, 2022. The Company disputes any material liability for additional commissions or fees payable to TCCC or reduced amounts of marketing contributions due to the Company for these periods.

One director of the Company through certain trusts, and a family member of one director are the principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the three-months ended June 30, 2022 and 2021 were $2.3 million and $1.4 million, respectively. Expenses incurred with such company in connection with promotional materials purchased during the six-months ended June 30, 2022 and 2021 were $3.4 million and $1.8 million, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

During the six-months ended June 30, 2022, the Company occasionally chartered a private aircraft that is indirectly owned by Mr. Rodney C. Sacks, Co-Chief Executive Officer and Chairman of the Board of Directors. On certain occasions, Mr. Sacks was accompanied by guests and other Company personnel when using such aircraft for business travel. During the six-months ended June 30, 2022, the Company incurred costs of $0.08 million, amounts the Company believes are commensurate with market rates for comparable travel. No amounts were incurred by the Company during the three-months ended June 30, 2022.

In December 2018, the Company and a director of the Company entered into a 50-50 partnership that purchased land, and real property thereon, in Kona, Hawaii for the purpose of producing coffee products. The Company’s initial 50% contribution of $1.9 million was accounted for as an equity investment. During the three- and six-months ended June 30, 2022, the Company recorded equity losses of $0.06 million and $0.09 million, respectively. As of June 30, 2022, the Company’s equity investment is $1.3 million and is included in other assets (non-current) in the accompanying condensed consolidated balance sheet.

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

CANarchy Acquisition

On February 17, 2022, we completed our acquisition of CANarchy Craft Brewery Collective LLC (“CANarchy”), a craft beer and hard seltzer company, for $330.4 million in cash, subject to adjustments. The transaction facilitates our entry into the alcohol beverage sector and brings the Cigar CityTM family of brands including Jai Alai® IPA and Florida ManTM IPA, the Oskar BluesTM family of brands including Dale’s Pale Ale® and Wild BasinTM Hard Seltzers, the Deep EllumTM family of brands including Dallas Blonde® and Deep EllumTM IPA, the Perrin BrewingTM family of brands including Black Ale, the Squatters® family of brands including Hop Rising® Double IPA and Juicy IPA, the Wasatch® family of brands including Apricot Hefeweizen to our beverage portfolio. The transaction does not include CANarchy’s stand-alone restaurants. Our organizational structure for our existing energy beverage business will remain unchanged. CANarchy will function independently, retaining its own organizational structure and team.

Russia-Ukraine Conflict

During the second quarter of fiscal 2022, the Russia-Ukraine conflict did not have a material impact on our financial position, results of operations and liquidity. Net sales in Russia and Ukraine combined were approximately 1.1% of our total net sales for the twelve months ended December 31, 2021. We will continue to monitor future developments relative to this conflict and its potential impacts.

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

We are incredibly proud of the teamwork exhibited by our employees, co-packers and bottlers/distributors around the world who are endeavoring to maintain the integrity of our supply chain. Despite the ongoing impact of the COVID-19 pandemic, we achieved record second quarter net sales in 2022.

As countries continue to combat the COVID-19 pandemic, and as governments and/or local authorities impose regulations regarding COVID-19 testing, vaccine mandates and related workplace restrictions, there remains a risk that the COVID-19 pandemic may continue to impact our business and supply chain.

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

Distribution and Supply Chain

Since the beginning of the COVID-19 pandemic and the subsequent increased demand for our energy drinks, we prioritized ensuring product availability for our customers and consumers. This strategic direction has remained in place throughout the global supply chain challenges and disruptions, despite adversely impacting our profitability. We continue to stand by our strategy to ensure product availability and solidify the continued long-term growth of our brands.

In the second quarter of 2022, we experienced a significant increase in cost of sales, resulting in a material decrease in both gross profit and gross profit as a percentage of net sales, relative to the comparative 2021 second quarter. The increase in cost of sales was primarily due to (i) increased freight rates and fuel costs, including costs relating to the importation of aluminum cans, (ii) increased ingredient and other input costs, including secondary packaging materials and increased co-packing fees, (iii) increased aluminum can costs attributable to higher aluminum commodity pricing, (iv) geographical and product sales mix and (v) production inefficiencies. Furthermore, we experienced significant increases in distribution expenses including increased fuel, freight and warehousing costs which adversely impacted operating costs.

We continue to address the controllable challenges in our supply chain.

We continue to implement measures to mitigate our increased product and distribution costs through pricing actions and reductions in promotions. In addition, we are implementing a price increase effective September 1, 2022 in the United States and are planning price increases in certain international markets in the second half of 2022.

Liquidity and Capital Resources

As of the date of this filing, we expect to maintain substantial liquidity as we manage through the current environment as described in the “Liquidity and Capital Resources” section below.

Overview

We develop, market, sell and distribute energy drink beverages and concentrates for energy drink beverages, primarily under the following brand names:

● Monster Energy®	● NOS®
● Monster Energy Ultra®	● Full Throttle®
● Monster Rehab®	● Burn®
● Monster Energy® Nitro	● Mother®
● Java Monster®	● Nalu®
● Muscle Monster®	● Ultra Energy®
● Espresso Monster®	● Play® and Power Play® (stylized)
● Punch Monster®	● Relentless®
● Juice Monster®	● BPM®
● Monster Hydro® Energy Water	● BU®
● Monster Hydro® Super Sport	● Gladiator®
● Monster HydroSport Super Fuel®	● Samurai®
● Monster® Super Fuel®	● Live+®
● Monster Dragon Tea®	● Predator®
● Reign Total Body Fuel®	● Fury®
● Reign Inferno® Thermogenic Fuel	● True North®

We also develop, market, sell and distribute craft beers and hard seltzers under a number of brands, including Jai Alai® IPA, Florida ManTM IPA, Dale’s Pale Ale®, Wild BasinTM Hard Seltzers, Dallas Blonde®, Deep EllumTM IPA, Perrin BrewingTM Black Ale, Hop Rising® Double IPA, Juicy IPA, Wasatch® Apricot Hefeweizen and a host of other brands.

We have four operating and reportable segments: (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is primarily comprised of the Company’s Monster Energy® drinks, Reign Total Body Fuel® high performance energy drinks and True North® Pure Energy Seltzers, (ii) Strategic Brands segment (“Strategic Brands”), which is primarily comprised of the various energy drink brands acquired from The Coca-Cola Company (“TCCC”) in 2015 as well as the Company’s affordable energy brands, (iii) Alcohol Brands segment (“Alcohol Brands”), which is primarily comprised of the various craft beers and hard seltzers purchased as part of the CANarchy Transaction on February 17, 2022 and (iv) Other segment (“Other”), which is comprised of the AFF Third-Party Products.

During the three-months ended June 30, 2022, we continued to expand our existing energy drink portfolio by adding additional products to our portfolio in a number of countries and further developed our distribution markets. During the three-months ended June 30, 2022, we sold the following new products to our customers:

●	Mother® Lava Guava
●	Nalu® Melon Splash

In the normal course of business, we discontinue certain products and/or product lines. Those products or product lines discontinued in the three-months ended June 30, 2022, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Our net sales of $1.66 billion for the three-months ended June 30, 2022 represented record sales for our second fiscal quarter. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $53.4 million for the three-months ended June 30, 2022.

The vast majority of our net sales are derived from our Monster Energy® Drinks segment. Net sales of our Monster Energy® Drinks segment were $1.54 billion for the three-months ended June 30, 2022. Net sales of our Strategic Brands segment were $79.1 million for the three-months ended June 30, 2022. Net sales of our Alcohol Brands segment were $32.4 million for the three-months ended June 30, 2022. Net sales of our Other segment were $6.0 million for the three-months ended June 30, 2022. Our Monster Energy® Drinks segment represented 92.9% and 93.5% of our net sales for the three-months ended June 30, 2022 and 2021, respectively. Our Strategic Brands segment represented 4.8% and 5.9% of our net sales for the three-months ended June 30, 2022 and 2021, respectively. Our Alcohol Segment represented 2.0% of our net sales for the three-months ended June 30, 2022. Our Other segment represented 0.3% and 0.6% of our net sales for the three-months ended June 30, 2022 and 2021, respectively.

Our growth strategy includes further developing our domestic markets, expanding our international business and growing our business into new sectors, such as the alcohol beverage sector. Net sales to customers outside the United States were $649.0 million for the three-months ended June 30, 2022, an increase of approximately $102.7 million, or 18.8% higher than net sales to customers outside of the United States of $546.3 million for the three-months ended June 30, 2021. Such sales were approximately 39% and 37% of net sales for the three-months ended June 30, 2022 and 2021, respectively. Net changes in foreign currency exchange rates had an unfavorable impact on net sales to customers outside of the United States of approximately $53.4 million for the three-months ended June 30, 2022. Net sales to customers outside the United States, on a foreign currency adjusted basis, increased 28.6% for the three-months ended June 30, 2022. On February 17, 2022, the Company completed the CANarchy Transaction which facilitates the Company’s entry into the alcohol beverage sector.

Our customers are primarily full service beverage bottlers/distributors, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, foodservice customers, value stores, e-commerce retailers and the military. Percentages of our gross billings to our various customer types for the three-months ended June 30, 2022 and 2021 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such bottlers/distributors’ sales to their own customers.

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
U.S. full service bottlers/distributors	46%	51%	47%	51%
International full service bottlers/distributors	41%	39%	40%	39%
Club stores and e-commerce retailers	9%	8%	9%	8%
Retail grocery, direct convenience, specialty chains and wholesalers	2%	1%	2%	1%
Direct value stores and other	2%	1%	2%	1%

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

Coca-Cola Europacific Partners (formerly Coca-Cola European Partners) accounted for approximately 14% and 12% of our net sales for the three-months ended June 30, 2022 and 2021, respectively. Coca-Cola Europacific Partners accounted for approximately 13% and 12% of our net sales for the six-months ended June 30, 2022 and 2021, respectively.

Coca-Cola Consolidated, Inc. accounted for approximately 11% of our net sales for the both the three-months ended June 30, 2022 and 2021. Coca-Cola Consolidated, Inc. accounted for approximately 10% and 11% of our net sales for the six-months ended June 30, 2022 and 2021, respectively.

Reyes Coca-Cola Bottling, LLC accounted for approximately 9% and 11% of our net sales for the three-months ended June 30, 2022 and 2021, respectively. Reyes Coca-Cola Bottling, LLC accounted for approximately 9% and 10% of our net sales for the six-months ended June 30, 2022 and 2021, respectively.

Results of Operations

The following table sets forth key statistics for the three- and six-months ended June 30, 2022 and 2021.

	Three-Months Ended		Percentage	Six-Months Ended		Percentage
(In thousands, except per share amounts)	June 30,		Change	June 30,		Change
	2022	2021	22 vs. 21	2022	2021	22 vs. 21
Net sales[1]	$1,655,260	$1,461,934	13.2%	$3,173,833	$2,705,751	17.3%
Cost of sales	875,399	625,096	40.0%	1,617,306	1,153,976	40.2%
Gross profit*[1]	779,861	836,838	(6.8)%	1,556,527	1,551,775	0.3%
Gross profit as a percentage of net sales	47.1%	57.2%		49.0%	57.4%

Operating expenses	406,910	310,863	30.9%	784,088	611,652	28.2%
Operating expenses as a percentage of net sales	24.6%	21.3%		24.7%	22.6%

Operating income[1]	372,951	525,975	(29.1)%	772,439	940,123	(17.8)%
Operating income as a percentage of net sales	22.5%	36.0%		24.3%	34.7%

Interest and other (expense) income, net	(6,781)	872	(877.6)%	(14,080)	111	(12,784.7)%

Income before provision for income taxes[1]	366,170	526,847	(30.5)%	758,359	940,234	(19.3)%

Provision for income taxes	92,810	123,085	(24.6)%	190,796	221,278	(13.8)%

Income taxes as a percentage of income before taxes	25.3%	23.4%		25.2%	23.5%

Net income	$273,360	$403,762	(32.3)%	$567,563	$718,956	(21.1)%
Net income as a percentage of net sales	16.5%	27.6%		17.9%	26.6%

Net income per common share:
Basic	$0.52	$0.76	(32.3)%	$1.07	$1.36	(21.1)%
Diluted	$0.51	$0.75	(32.2)%	$1.06	$1.34	(21.0)%

Case sales (in thousands) (in 192‑ounce case equivalents)	184,197	161,450	14.1%	352,990	300,017	17.7%

¹Includes $10.1 million and $10.4 million for the three-months ended June 30, 2022 and 2021, respectively, related to the recognition of deferred revenue. Includes $20.1 million and $20.9 million for the six-months ended June 30, 2022 and 2021, respectively, related to the recognition of deferred revenue.

*Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses. We include out-bound freight and warehouse costs in operating expenses rather than in cost of sales.

Three-Months Ended June 30, 2022 Compared to the Three-Months Ended June 30, 2021.

Net Sales

Net Sales. Net sales were $1.66 billion for the three-months ended June 30, 2022, an increase of approximately $193.3 million, or 13.2% higher than net sales of $1.46 billion for the three-months ended June 30, 2021. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $53.4 million for the three-months ended June 30, 2022. Net sales on a foreign currency adjusted basis increased 16.9% for the three-months ended June 30, 2022.

Net sales for the Monster Energy® Drinks segment were $1.54 billion for the three-months ended June 30, 2022, an increase of approximately $170.6 million, or 12.5% higher than net sales of $1.37 billion for the three-months ended June 30, 2021. Net sales for the Monster Energy® Drinks segment increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand. To a lesser extent, net sales for the Monster Energy® Drinks segment increased due to pricing actions and reductions in promotions in certain markets. Net changes in foreign currency exchange rates had an unfavorable impact on net sales for the Monster Energy® Drinks segment of approximately $49.4 million for the three-months ended June 30, 2022. Net sales for the Monster Energy® Drinks segment on a foreign currency adjusted basis increased 16.1% for the three-months ended June 30, 2022.

Net sales for the Strategic Brands segment were $79.1 million for the three-months ended June 30, 2022, a decrease of approximately $7.8 million, or 9.0% lower than net sales of $86.9 million for the three-months ended June 30, 2021. Net sales for the Strategic Brands segment decreased primarily due to decreased sales by volume of our NOS® and Full Throttle® brand energy drinks. The decrease was partially offset by increased sales by volume of our Predator® brand energy drinks. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $4.0 million for the Strategic Brands segment for the three-months ended June 30, 2022. Net sales for the Strategic Brands segment on a foreign currency adjusted basis decreased 4.3% for the three-months ended June 30, 2022.

Net sales for the Alcohol Brands segment were $32.4 million for the three-months ended June 30, 2022. There were no comparative 2021 net sales for the Alcohol Brands segment as the Company completed its acquisition of CANarchy in February 2022.

Net sales for the Other segment were $6.0 million for the three-months ended June 30, 2022, a decrease of approximately $1.9 million, or 24.4% lower than net sales of $7.9 million for the three-months ended June 30, 2021.

Case sales for our energy drink products, in 192-ounce case equivalents, were 184.2 million cases for the three-months ended June 30, 2022, an increase of approximately 22.7 million cases or 14.1% higher than case sales of 161.5 million cases for the three-months ended June 30, 2021. The overall average net sales per case decreased to $8.78 for the three-months ended June 30, 2022, which was 2.5% lower than the average net sales per case of $9.01 for the three-months ended June 30, 2021. Net changes in foreign currency exchange rates had an unfavorable impact on the overall average net sales per case for the three-months ended June 30, 2022.

Barrel sales for our craft beers and hard seltzers, in 31 US gallon equivalents, were 0.1 million barrels for the three-months ended June 30, 2022.

Gross Profit

Gross profit was $779.9 million for the three-months ended June 30, 2022, a decrease of approximately $57.0 million, or 6.8% lower than the gross profit of $836.8 million for the three-months ended June 30, 2021. The decrease in gross profit dollars was primarily the result of the $250.3 million increase in cost of sales for the three-months ended June 30, 2022.

Gross profit as a percentage of net sales decreased to 47.1% for the three-months ended June 30, 2022 from 57.2% for the three-months ended June 30, 2021. The decrease for the three-months ended June 30, 2022 was primarily the result of increased freight rates and fuel costs, including costs relating to the importation of aluminum cans, increased ingredient and other input costs, including secondary packaging materials, as well as increased co-packing fees, increased aluminum can costs attributable to higher aluminum commodity pricing, geographical and product sales mix, and production inefficiencies.

Operating Expenses

Total operating expenses were $406.9 million for the three-months ended June 30, 2022, an increase of approximately $96.0 million, or 30.9% higher than total operating expenses of $310.9 million for the three-months ended June 30, 2021.

The comparative operating expenses for the three-months ended June 30, 2021 included a $16.9 million reversal of amounts previously accrued in connection with an intellectual property claim. In addition, the increase in operating expenses was primarily due to increased out-bound fuel, freight and warehouse costs of $23.2 million, increased payroll expenses of $18.5 million (of which $6.5 million was related to CANarchy), increased expenditures of $10.6 million for sponsorships and endorsements, increased expenditures of $10.1 million for travel and entertainment, as well as increased expenditures of $8.5 million for other marketing expenses, including social media and digital marketing, point of sale and sampling programs during the three-months ended June 30, 2022. In addition, CANarchy related depreciation and amortization was $2.4 million for the three-months ended June 30, 2022. Operating expenses as a percentage of net sales for the three-months ended June 30, 2022 were 24.6% as compared to 21.3% for the three-months ended June 30, 2021. Operating expenses as a percentage of net sales for the three-months ended June 30, 2019 (pre COVID-19) were 25.6%.

Operating Income

Operating income was $373.0 million for the three-months ended June 30, 2022, a decrease of approximately $153.0 million, or 29.1% lower than operating income of $526.0 million for the three-months ended June 30, 2021. Operating income as a percentage of net sales decreased to 22.5% for the three-months ended June 30, 2022 from 36.0% for the three-months ended June 30, 2021. Operating income for the three-months ended June 30, 2022 decreased primarily as a result of the decrease in the gross profit as a percentage of net sales as well as the increase in operating expenses.

Operating income was $82.8 million and $123.1 million for the three-months ended June 30, 2022 and 2021, respectively, for our operations in EMEA, Asia Pacific, Latin America and the Caribbean.

Operating income for the Monster Energy® Drinks segment, exclusive of corporate and unallocated expenses, was $441.7 million for the three-months ended June 30, 2022, a decrease of approximately $105.5 million, or 19.3% lower than operating income of $547.3 million for the three-months ended June 30, 2021. The decrease in operating income for the Monster Energy® Drinks segment was primarily the result of a decrease in gross profit as a percentage of net sales as well as an increase in operating expenses.

Operating income for the Strategic Brands segment, exclusive of corporate and unallocated expenses, was $41.5 million for the three-months ended June 30, 2022, a decrease of approximately $12.6 million, or 23.3% lower than operating income of $54.1 million for the three-months ended June 30, 2021. The decrease in operating income for the Strategic Brands segment was primarily the result of a decrease in net sales as well as a decrease in gross profit as a percentage of net sales.

Operating loss for the Alcohol Brands segment, exclusive of corporate and unallocated expenses, was $4.7 million for the three-months ended June 30, 2022.

Operating income for the Other segment, exclusive of corporate and unallocated expenses, was $1.0 million for the three-months ended June 30, 2022, a decrease of approximately $1.3 million, or 55.5% lower than operating income of $2.2 million for the three-months ended June 30, 2021.

Interest and Other (Expense) Income, net

Interest and other non-operating (expense) income, net, was ($6.8) million for the three-months ended June 30, 2022, as compared to interest and other non-operating (expense) income, net, of $0.9 million for the three-months ended June 30, 2021. Foreign currency transaction losses were $8.3 million and $1.8 million for the three-months ended June 30, 2022 and 2021, respectively. Interest income was $3.8 million and $1.1 million for the three-months ended June 30, 2022 and 2021, respectively.

Provision for Income Taxes

Provision for income taxes was $92.8 million for the three-months ended June 30, 2022, a decrease of $30.3 million, or 24.6% lower than the provision for income taxes of $123.1 million for the three-months ended June 30, 2021. The effective combined federal, state and foreign tax rate increased to 25.3% from 23.4% for the three-months ended June 30, 2022 and 2021, respectively. The increase in the effective tax rate was primarily attributable to an increase in the effective state income tax rate as well as an increase in the net losses in certain foreign jurisdictions which have lower tax rates compared to the United States.

Net Income

Net income was $273.4 million for the three-months ended June 30, 2022, a decrease of $130.4 million, or 32.3% lower than net income of $403.8 million for the three-months ended June 30, 2021. The decrease in net income for the three-months ended June 30, 2022 was primarily due to the decrease in the gross profit percentage of net sales as well as the increase in operating expenses.

Six-Months Ended June 30, 2022 Compared to the Six-Months Ended June 30, 2021.

Net Sales

Net Sales. Net sales were $3.17 billion for the six-months ended June 30, 2022, an increase of approximately $468.1 million, or 17.3% higher than net sales of $2.71 billion for the six-months ended June 30, 2021. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $86.3 million for the six-months ended June 30, 2022. Net sales on a foreign currency adjusted basis increased 20.5% for the six-months ended June 30, 2022.

Net sales for the Monster Energy® Drinks segment were $2.94 billion for the six-months ended June 30, 2022, an increase of approximately $405.2 million, or 16.0% higher than net sales of $2.54 billion for the six-months ended June 30, 2021. Net sales for the Monster Energy® Drinks segment increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand, as well as sales of our True North® Pure Energy Seltzers (introduced in August 2021). Net changes in foreign currency exchange rates had an unfavorable impact on net sales for the Monster Energy® Drinks segment of approximately $79.0 million for the six-months ended June 30, 2022. Net sales for the Monster Energy® Drinks segment on a foreign currency adjusted basis increased 19.1% for the six-months ended June 30, 2022.

Net sales for the Strategic Brands segment were $171.7 million for the six-months ended June 30, 2022, an increase of approximately $17.0 million, or 11.0% higher than net sales of $154.7 million for the six-months ended June 30, 2021. Net sales for the Strategic Brands segment increased primarily due to increased worldwide sales by volume of our Predator® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $7.3 million for the Strategic Brands segment for the six-months ended June 30, 2022. Net sales for the Strategic Brands segment on a foreign currency adjusted basis increased 15.7% for the six-months ended June 30, 2022.

Net sales for the Alcohol Brands segment were $47.7 million for the six-months ended June 30, 2022 (effectively from February 17 to June 30, 2022).

Net sales for the Other segment were $11.9 million for the six-months ended June 30, 2022, a decrease of approximately $1.7 million, or 12.7% lower than net sales of $13.6 million for the six-months ended June 30, 2021.

Case sales for our energy drink products, in 192-ounce case equivalents, were 353.0 million cases for the six-months ended June 30, 2022, an increase of approximately 53.0 million cases or 17.7% higher than case sales of 300.0 million cases for the six-months ended June 30, 2021. The overall average net sales per case decreased to $8.82 for the six-months ended June 30, 2022, which was 1.7% lower than the average net sales per case of $8.97 for the six-months ended June 30, 2021. Net changes in foreign currency exchange rates had an unfavorable impact on the overall average net sales per case for the six-months ended June 30, 2022.

Barrel sales for our craft beers and hard seltzers, in 31 US gallon equivalents, were 0.15 million barrels for the six-months ended June 30, 2022.

Gross Profit

Gross profit was $1.56 billion for the six-months ended June 30, 2022, an increase of approximately $0.01 billion, or 0.3% higher than gross profit of $1.55 billion for the six-months ended June 30, 2021.

Gross profit as a percentage of net sales decreased to 49.0% for the six-months ended June 30, 2022 from 57.4% for the six-months ended June 30, 2021. The decrease for the six-months ended June 30, 2022 was primarily the result of increased freight rates and fuel costs, including costs relating to the importation of aluminum cans, increased ingredient and other input costs, including secondary packaging materials, increased aluminum can costs attributable to higher aluminum commodity pricing, increased co-packing fees, production inefficiencies and geographical sales mix.

Operating Expenses

Total operating expenses were $784.1 million for the six-months ended June 30, 2022, an increase of approximately $172.4 million, or 28.2% higher than total operating expenses of $611.7 million for the six-months ended June 30, 2021.

The comparative operating expenses for the six-months ended June 30, 2021 included a $16.9 million reversal of amounts previously accrued in connection with an intellectual property claim. In addition, the increase in operating expenses was primarily due to increased out-bound freight and warehouse costs of $50.3 million, increased payroll expenses of $28.5 million (of which $9.3 million was related to CANarchy), increased expenditures of $22.7 million for travel and entertainment, increased expenditures of $15.9 million for sponsorships and endorsements as well as increased expenditures of $19.1 million for other marketing expenses, including social media and digital marketing, commissions, point of sale and sampling during the six-months ended June 30, 2022. In addition, CANarchy related depreciation and amortization was $3.9 million for the six-months ended June 30, 2022. Operating expenses as a percentage of net sales for the six-months ended June 30, 2022 were 24.7% as compared to 22.6% for the six-months ended June 30, 2021. Operating expenses as a percentage of net sales for the six-months ended June 30, 2019 (pre COVID-19) were 22.6%.

Operating Income

Operating income was $772.4 million for the six-months ended June 30, 2022, a decrease of approximately $167.7 million, or 17.8% lower than operating income of $940.1 million for the six-months ended June 30, 2021. Operating income as a percentage of net sales decreased to 24.3% for the six-months ended June 30, 2022 from 34.7% for the six-months ended June 30, 2021. Operating income for the six-months ended June 30, 2022 decreased primarily as a result of the decrease in the gross profit as a percentage of net sales as well as the increase in operating expenses.

Operating income was $154.4 million and $219.9 million for the six-months ended June 30, 2022 and 2021, respectively, for our operations in EMEA, Asia Pacific, Latin America and the Caribbean.

Operating income for the Monster Energy® Drinks segment, exclusive of corporate and unallocated expenses, was $896.3 million for the six-months ended June 30, 2022, a decrease of approximately $115.7 million, or 11.4% lower than operating income of $1.01 billion for the six-months ended June 30, 2021. The decrease in operating income for the Monster Energy® Drinks segment was primarily the result of a decrease in gross profit as a percentage of net sales as well as an increase in operating expenses.

Operating income for the Strategic Brands segment, exclusive of corporate and unallocated expenses, was $98.7 million for the six-months ended June 30, 2022, a decrease of approximately $0.5 million, or 0.5% lower than operating income of $99.2 million for the six-months ended June 30, 2021. The decrease in operating income for the Strategic Brands segment was primarily the result of a decrease in gross profit as a percentage of net sales as well as an increase in operating expenses.

Operating loss for the Alcohol Brands segment, exclusive of corporate and unallocated expenses, was $9.6 million for the six-months ended June 30, 2022. Inventory purchased as part of the CANarchy Transaction was recorded at fair value. The inventory acquired was subsequently sold in the six-months ended June 30, 2022 and was recognized through cost of goods sold at fair value (purchased cost), resulting in no recognized profits on the associated sales. Operating income was negatively impacted by approximately $4.0 million during the six-months ended June 30, 2022 as a result. As of June 30, 2022, all purchased inventory recorded at fair value had been sold.

Operating income for the Other segment, exclusive of corporate and unallocated expenses, was $2.2 million for the six-months ended June 30, 2022, a decrease of approximately $2.0 million, or 47.5% lower than operating income of $4.0 million for the six-months ended June 30, 2021.

Interest and Other (Expense) Income, net

Interest and other non-operating (expense) income, net, was ($14.1) million for the six-months ended June 30, 2022, as compared to interest and other non-operating (expense) income, net, of $0.1 million for the six-months ended June 30, 2021. Foreign currency transaction losses were $16.7 million and $2.6 million for the six-months ended June 30, 2022 and 2021, respectively. Interest income was $5.3 million and $2.2 million for the six-months ended June 30, 2022 and 2021, respectively.

Provision for Income Taxes

Provision for income taxes was $190.8 million for the six-months ended June 30, 2022, a decrease of $30.5 million, or 13.8% lower than the provision for income taxes of $221.3 million for the six-months ended June 30, 2021. The effective combined federal, state and foreign tax rate increased to 25.2% from 23.5% for the six-months ended June 30, 2022 and 2021, respectively. The increase in the effective tax rate was primarily attributable to an increase in the effective state income tax rate as well as an increase in the net losses in certain foreign jurisdictions which have lower tax rates compared to the United States.

Net Income

Net income was $567.6 million for the six-months ended June 30, 2022, a decrease of $151.4 million, or 21.1% lower than net income of $719.0 million for the six-months ended June 30, 2021. The decrease in net income for the six-months ended June 30, 2022 was primarily due to the decrease in the gross profit percentage of net sales as well as the increase in operating expenses.

Key Business Metrics

We use certain key metrics and financial measures not prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) to evaluate and manage our business. For a further discussion of how we use key metrics and certain non-GAAP financial measures, see “Non-GAAP Financial Measures and Other Key Metrics.”

Non-GAAP Financial Measures and Other Key Metrics

Gross Billings**

Gross billings were $1.91 billion for the three-months ended June 30, 2022, an increase of approximately $210.5 million, or 12.4% higher than gross billings of $1.69 billion for the three-months ended June 30, 2021. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings of approximately $63.9 million for the three-months ended June 30, 2022.

Gross billings for the Monster Energy® Drinks segment were $1.78 billion for the three-months ended June 30, 2022, an increase of approximately $188.3 million, or 11.9% higher than gross billings of $1.59 billion for the three-months ended June 30, 2021. Gross billings for the Monster Energy® Drinks segment increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings for the Monster Energy® Drinks segment of approximately $59.9 million for the three-months ended June 30, 2022.

Gross billings for the Strategic Brands segment were $89.9 million for the three-months ended June 30, 2022, a decrease of $8.8 million, or 8.9% lower than gross billings of $98.7 million for the three-months ended June 30, 2021. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings in the Strategic Brands segment of approximately $4.0 million for the three-months ended June 30, 2022.

Gross billings for the Alcohol Brands segment were $32.9 million for the three-months ended June 30, 2022.

Gross billings for the Other segment were $6.0 million for the three-months ended June 30, 2022, a decrease of $1.9 million, or 24.4% lower than gross billings of $7.9 million for the three-months ended June 30, 2021.

Promotional allowances, commissions and other expenses, as described in the footnote below, were $259.9 million for the three-months ended June 30, 2022, an increase of $16.8 million, or 6.9% higher than promotional allowances, commissions and other expenses of $243.1 million for the three-months ended June 30, 2021. Promotional allowances, commissions and other expenses as a percentage of gross billings decreased to 13.6% from 14.3% for the three-months ended June 30, 2022 and 2021, respectively.

Gross billings were $3.65 billion for the six-months ended June 30, 2022, an increase of approximately $504.4 million, or 16.0% higher than gross billings of $3.14 billion for the six-months ended June 30, 2021. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings of approximately $102.2 million for the six-months ended June 30, 2022.

Gross billings for the Monster Energy® Drinks segment were $3.39 billion for the six-months ended June 30, 2022, an increase of approximately $440.7 million, or 14.9% higher than gross billings of $2.95 billion for the six-months ended June 30, 2021. Gross billings for the Monster Energy® Drinks segment increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings for the Monster Energy® Drinks segment of approximately $94.9 million for the six-months ended June 30, 2022.

Gross billings for the Strategic Brands segment were $194.1 million for the six-months ended June 30, 2022, an increase of $17.1 million, or 9.7% higher than gross billings of $177.0 million for the six-months ended June 30, 2021. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings in the Strategic Brands segment of approximately $7.3 million for the six-months ended June 30, 2022.

Gross billings for the Alcohol Brands segment were $48.4 million for the six-months ended June 30, 2022.

Gross billings for the Other segment were $11.9 million for the six-months ended June 30, 2022, a decrease of $1.7 million, or 12.7% lower than gross billings of $13.6 million for the six-months ended June 30, 2021.

Promotional allowances, commissions and other expenses, as described in the footnote below, were $495.3 million for the six-months ended June 30, 2022, an increase of $35.5 million, or 7.7% higher than promotional allowances, commissions and other expenses of $459.8 million for the six-months ended June 30, 2021. Promotional allowances, commissions and other expenses as a percentage of gross billings decreased to 13.6% from 14.6% for the six-months ended June 30, 2022 and 2021, respectively.

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

The following table reconciles the non-GAAP financial measure of gross billings with the most directly comparable GAAP financial measure of net sales:

	Three-Months Ended		Percentage	Six-Months Ended		Percentage
	June 30,		Change	June 30,		Change
(In thousands)	2022	2021	22 vs. 21	2022	2021	22 vs. 21
Gross Billings	$1,905,150	$1,694,644	12.4%	$3,649,077	$3,144,680	16.0%
Deferred Revenue	10,051	10,439	(3.7)%	20,071	20,879	(3.9)%
Less: Promotional allowances, commissions and other expenses***	259,941	243,149	6.9%	495,315	459,808	7.7%
Net Sales	$1,655,260	$1,461,934	13.2%	$3,173,833	$2,705,751	17.3%

*** Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the presentation thereof does not conform to GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances for our energy drink products primarily include consideration given to our non-alcohol bottlers/distributors or retail customers including, but not limited to the following: (i) discounts granted off list prices to support price promotions to end-consumers by retailers; (ii) reimbursements given to our bottlers/distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (iii) our agreed share of fees given to bottlers/distributors and/or directly to retailers for advertising, in-store marketing and promotional activities; (iv) our agreed share of slotting, shelf space allowances and other fees given directly to retailers, club stores and/or wholesalers; (v) incentives given to our bottlers/distributors and/or retailers for achieving or exceeding certain predetermined sales goals; (vi) discounted or free products; (vii) contractual fees given to our bottlers/distributors related to sales made by us direct to certain customers that fall within the bottlers’/distributors’ sales territories; and (viii) certain commissions based on sales to our bottlers/distributors. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. Promotional and other allowances for our energy drink products constitute a material portion of our marketing activities. Our promotional allowance programs for our energy drink products with our numerous bottlers/distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year. The primary drivers of our promotional and other allowance activities for our energy drink products for the three- and six-months ended June 30, 2022 and 2021 were (i) to increase sales volume and trial, (ii) to address market conditions, and (iii) to secure shelf and display space at retail. Promotional and other allowances for our Alcohol Brands segment primarily include price promotions where permitted.

Sales

The table below discloses selected quarterly data regarding sales for the three- and six-months ended June 30, 2022 and 2021, respectively. Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

Sales of our energy drinks are expressed in unit case volume. A “unit case” means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings). Unit case volume means the number of unit cases (or unit case equivalents) of finished products or concentrates as if converted into finished products sold by us.

Our quarterly results of operations reflect seasonal trends that are primarily the result of increased demand in the warmer months of the year. It has been our experience that beverage sales tend to be lower during the first and fourth quarters of each calendar year. However, our experience with our energy drink products suggests they may be less seasonal than the seasonality of traditional beverages. In addition, our continued growth internationally may further reduce the impact of seasonality on our business. Quarterly fluctuations may also be affected by other factors including the introduction of new products, the opening of new markets where temperature fluctuations are more pronounced, the addition of new bottlers/distributors, changes in the sales mix of our products and changes in advertising and promotional expenses. The COVID-19 pandemic, including new variants, may also have an impact on consumer behavior and change the seasonal fluctuation of our business.

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
(In thousands, except average net sales per case)	2022	2021	2022	2021
Net sales	$1,655,260	$1,461,934	$3,173,833	$2,705,751
Less: Alcohol Brands segment sales	(32,447)	—	(47,654)	—
Less: Other segment sales	(5,981)	(7,905)	(11,908)	(13,633)
Adjusted net sales[1]	$1,616,832	$1,454,029	$3,114,271	$2,692,118

Case sales by segment:[1]
Monster Energy® Drinks	156,146	137,102	296,272	255,038
Strategic Brands	28,051	24,348	56,718	44,979
Total case sales	184,197	161,450	352,990	300,017
Average net sales per case - Energy Drinks	$8.78	$9.01	$8.82	$8.97

1Excludes Alcohol Brands segment (effectively from February 17, 2022 to June 30, 2022) and Other segment net sales, as these sales do not have unit case equivalents.

Net changes in foreign currency exchange rates had an unfavorable impact on the overall average net sales per case for the three- and six-months ended June 30, 2022.

Sales of our Alcohol products are expressed in barrel volume. A “Barrel” means a unit of measurement equal to 31 US gallons. Barrel sales were 0.1 million and 0.15 million for the three- and six-months ended June 30, 2022, respectively.

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” for additional information related to the increase in sales.

Liquidity and Capital Resources

Cash and cash equivalents, short-term and long-term investments. At June 30, 2022, we had $1.13 billion in cash and cash equivalents, $1.34 billion in short-term investments and $64.1 million in long-term investments, including certificates of deposit, commercial paper, U.S. government agency securities, municipal securities and U.S. treasuries. We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical organizations) in selecting and maintaining our investments. We regularly assess market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Of our $1.13 billion of cash and cash equivalents held at June 30, 2022, $537.2 million was held by our foreign subsidiaries. No short-term or long-term investments were held by our foreign subsidiaries at June 30, 2022.

We believe that cash available from operations, including our cash resources and access to credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of capital assets, purchases of equipment, purchases of real property and purchases of shares of our common stock, through at least the next 12 months. Based on our current plans, at this time we estimate that capital expenditures (exclusive of common stock repurchases) are likely to be less than $200.0 million through June 30, 2023. However, future business opportunities may cause a change in this estimate.

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

The following summarizes our cash flows for the six-months ended June 30, 2022 and 2021 (in thousands):

Net cash provided by (used in):
	2022	2021
Operating activities	$130,663	$586,586
Investing activities	$(5,738)	$(180,162)
Financing activities	$(268,953)	$14,292

Cash flows provided by operating activities. Cash provided by operating activities was $130.7 million for the six-months ended June 30, 2022, as compared with cash provided by operating activities of $586.6 million for the six-months ended June 30, 2021.

For the six-months ended June 30, 2022, cash provided by operating activities was primarily attributable to net income earned of $567.6 million and adjustments for certain non-cash expenses, consisting of $32.6 million of stock-based compensation and $30.4 million of depreciation and amortization. For the six-months ended June 30, 2022, cash provided by operating activities also increased due to an $85.5 million increase in accounts payable, a $77.7 million increase in accrued promotional allowances and a $21.9 million decrease in deferred income taxes. For the six-months ended June 30, 2022, cash used in operating activities was primarily attributable to a $299.1 million increase in inventories, a $289.2 million increase in accounts receivable, a $15.3 million decrease in accrued compensation, a $55.7 million increase in prepaid expenses and other assets, a $14.7 million decrease in income taxes payable, a $9.1 million decrease in deferred revenue, a $3.2 million decrease in other liabilities and a $1.2 million increase in prepaid income taxes.

For the six-months ended June 30, 2021, cash provided by operating activities was primarily attributable to net income earned of $719.0 million and adjustments for certain non-cash expenses, consisting of $35.7 million of stock-based compensation and $25.5 million of depreciation and amortization. For the six-months ended June 30, 2021, cash provided by operating activities also increased due to a $63.6 million increase in accounts payable, a $42.7 million increase in accrued promotional allowances, a $29.9 million increase in accrued liabilities, a $7.7 million increase in income taxes payable and a $2.5 million decrease in prepaid income taxes. For the six-months ended June 30, 2021, cash used in operating activities was primarily attributable to a $239.5 million increase in accounts receivable, a $52.5 million increase in inventories, a $28.2 million increase in prepaid expenses and other assets, a $10.9 million decrease in deferred revenue and a $10.8 million decrease in accrued compensation.

Cash flows used in investing activities. Cash used in investing activities was $5.7 million for the six-months ended June 30, 2022 as compared to cash used in investing activities of $180.2 million for the six-months ended June 30, 2021.

For both the six-months ended June 30, 2022 and 2021, cash provided by investing activities was primarily attributable to sales of available-for-sale investments. For the six-months ended June 30, 2022, cash used in investing activities included $329.5 million related to the CANarchy Transaction. For both the six-months ended June 30, 2022 and 2021, cash used in investing activities was attributable to purchases of available-for-sale investments. To a lesser extent, for both the six-months ended June 30, 2022 and 2021, cash used in investing activities also included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software, equipment used for sales and administrative activities, certain leasehold improvements, as well as acquisitions of and/or improvements to real property. We expect to continue to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, leasehold improvements, the acquisition of capital equipment (specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products) to develop our brand in international markets and for other corporate purposes. From time to time, we may also use cash to purchase additional real property related to our beverage business and/or acquire compatible businesses.

Cash flow (used in) provided by financing activities. Cash used in financing activities was $269.0 million for the six-months ended June 30, 2022 as compared to cash provided by financing activities of $14.3 million for the six-months ended June 30, 2021. The cash used in financing activities for both the six-months ended June 30, 2022 and 2021 was primarily the result of the repurchases of our common stock. The cash provided by financing activities for both the six-months ended June 30, 2022, and 2021 was primarily attributable to the issuance of our common stock under our stock-based compensation plans and borrowings on debt.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of June 30, 2022:

	Payments due by period (in thousands)
		Less than	1‑3	3‑5	More than
Obligations	Total	1 year	years	years	5 years
Contractual Obligations[1]	$332,240	$261,886	$70,354	$—	$—
Finance Leases	1,399	1,342	48	9	—
Operating Leases	41,399	7,978	11,886	7,663	13,872
Purchase Commitments[2]	339,061	320,678	15,059	3,324	—
	$714,099	$591,884	$97,347	$10,996	$13,872

1Contractual obligations include our obligations related to sponsorships and other commitments.

2Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms, but are generally satisfied within one year.

In addition, approximately $2.0 million of unrecognized tax benefits have been recorded as liabilities as of June 30, 2022. It is expected that the amount of unrecognized tax benefits will not significantly change within the next 12 months. As of June 30, 2021, we had $0.1 million of accrued interest and penalties related to unrecognized tax benefits.

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

Recent Accounting Pronouncements

There have been no changes in recently issued or adopted accounting pronouncements that would materially impact the Company from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Inflation

Inflation had a negative impact on our results of operations for the three- and six-months ended June 30, 2022, leading to increased cost of sales and operating expenses. To mitigate the impact of inflation, we are implementing a price increase effective September 1, 2022 in the United States and are planning price increases in certain international markets in the second half of 2022.

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

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside our control, and involve a number of risks, uncertainties and other factors, that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

●	Our ability to absorb, mitigate or pass on to our bottlers/distributors and/or consumers increases in commodity, fuel, freight and other costs;
●	The impact of rising costs and inflation on the discretionary income of our consumers, particularly the rising cost of gasoline;
●	The impact of the military conflict in Ukraine, including supply chain disruptions, volatility in commodity prices, increased economic uncertainty and escalating geopolitical tensions;
●	The human and economic consequences of the COVID-19 pandemic, including new variants, as well as the measures taken or that may be taken in the future by governments, and consequently, businesses (including the Company and its suppliers, bottlers/distributors, co-packers and other service providers) and the public at large to limit the COVID-19 pandemic;
●	Fluctuations in growth and/or growth rates and/or declining sales in the domestic and international energy drink and alcohol beverage categories generally, including in the convenience and gas channel (which is our largest channel) and the impact on demand for our products resulting from deteriorating economic conditions and/or financial uncertainties due to the COVID-19 pandemic;
●	The impact of temporary plant closures, production slowdowns and disruptions in operations experienced by our suppliers, bottlers/distributors and/or co-packers as a result of the COVID-19 pandemic, including any material disruptions on the production and distribution of our products;
●	The impact of potential future reductions of our sponsorship and endorsement activities as well as our sampling activities as a result of COVID-19 or other pandemics on our future sales and market share;
●	The impact of countries being in lockdown due to the COVID-19 pandemic at various times;
●	The impact of vaccine mandates on our business and supply chain, including our ability to recruit and/or retain employees, and disruptions in the business of our co-packers, bottlers/distributors and/or suppliers;
●	Closures of, and continued restrictions on, on-premise retailers and other establishments which sell our products as the result of the COVID-19 pandemic;
●	The limitation or reduction by our suppliers, bottlers/distributors and/or co-packers of their activities and/or operations during the COVID-19 pandemic;
●	The impact of the COVID-19 pandemic on our product sampling programs;
●	Our ability to introduce new products and the impact of the COVID-19 pandemic on our innovation activities;
●	Our ability to successfully adapt to the changing landscape of advertising, marketing, promotional, sponsorship and endorsement opportunities created by the COVID-19 pandemic;
●	Other effects of the COVID-19 pandemic on our employees, such as mental health challenges that employees may face;
●	The impact of any reductions in productivity and disruptions to our business routines while most office-based employees of the Company are working remotely;

●	The impact of logistical issues, including shortages of shipping containers, port of entry congestion and increased freight costs;
●	We have extensive commercial arrangements with TCCC and, as a result, our future performance is substantially dependent on the success of our relationship with TCCC;
●	The impact of TCCC’s bottlers/distributors distributing Coca-Cola brand energy drinks and possible reductions in the number of our SKUs carried by such bottlers/distributors and/or such bottlers/distributors imposing limitations on distributing new product SKUs;
●	The effect of TCCC being one of our significant stockholders and the potential divergence of TCCC’s interests from those of our other stockholders;
●	Our ability to maintain relationships with TCCC system bottlers/distributors and manage their ongoing commitment to focus on our products;
●	Disruption in distribution channels and/or decline in sales due to the termination and/or insolvency of existing and/or new domestic and/or international bottlers/distributors;
●	Lack of anticipated demand for our products in domestic and/or international markets;
●	Fluctuations in the inventory levels of our bottlers/distributors, planned or otherwise, and the resultant impact on our revenues;
●	Unfavorable regulations, including taxation requirements, age restrictions imposed on the sale, purchase, or consumption of our products, marketing restrictions, product registration requirements, tariffs, trade restrictions, container size limitations and/or ingredient restrictions;
●	The effect of inquiries from, and/or actions by, state attorneys general, the Federal Trade Commission (the “FTC”), the Food and Drug Administration (the “FDA”), municipalities, city attorneys, other government agencies, quasi-government agencies, government officials (including members of U.S. Congress) and/or analogous central and local agencies and other authorities in the foreign countries in which our products are manufactured and/or distributed, into the advertising, marketing, promotion, ingredients, sale and/or consumption of our energy drink products, including voluntary and/or required changes to our business practices;
●	Our ability to comply with laws, regulations and evolving industry standards regarding consumer privacy and data use and security, including with respect to the General Data Protection Regulation and the California Consumer Privacy Act of 2018;
●	Our ability to achieve profitability and/or repatriate cash from certain of our operations outside the United States;
●	Our ability to manage legal and regulatory requirements in foreign jurisdictions, potential difficulties in staffing and managing foreign operations and potentially higher incidence of fraud or corruption and credit risk of foreign customers and/or bottlers/distributors;
●	Changes in U.S. tax laws as a result of any legislation proposed by the new U.S. Presidential Administration or U.S. Congress, which may include efforts to change or repeal the 2017 Tax Cuts and Jobs Act and the federal corporate income tax rate reduction;
●	Our ability to produce our products in international markets in which they are sold, thereby reducing freight costs and/or product damages;
●	Our ability to effectively manage our inventories and/or our accounts receivables;
●	Our foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities denominated in currencies other than the U.S. dollar, which will continue to increase as foreign sales increase;
●	The long-term impact of the United Kingdom’s departure from the European Union (or “Brexit”);
●	Changes in accounting standards may affect our reported profitability;
●	Implications of the Organization for Economic Cooperation and Development’s base erosion and profit shifting project;
●	Any proceedings which may be brought against us by the Securities and Exchange Commission (the “SEC”), the FDA, the FTC or other governmental agencies or bodies;
●	The outcome and/or possibility of future shareholder derivative actions or shareholder securities litigation that may be filed against us and/or against certain of our officers and directors, and the possibility of other private shareholder litigation;
●	The outcome of product liability or consumer fraud litigation and/or class action litigation (or its analog in foreign jurisdictions) regarding the safety of our products and/or the ingredients in and/or claims made in connection with our products and/or alleging false advertising, marketing and/or promotion, and the possibility of future product liability and/or class action lawsuits;
●	Exposure to significant liabilities due to litigation, legal or regulatory proceedings;
●	Intellectual property injunctions;
●	Unfavorable resolution of tax matters;
●	Uncertainty and volatility in the domestic and global economies, including risk of counterparty default or failure;
●	Our ability to address any significant deficiencies or material weakness in our internal controls over financial reporting;
●	Our ability to continue to generate sufficient cash flows to support our expansion plans and general operating activities;

●	Decreased demand for our products resulting from changes in consumer preferences, including changes in demand for different packages, sizes and configurations, obesity and other perceived health concerns, including concerns relating to certain ingredients in our products or packaging, product safety concerns and/or from decreased consumer discretionary spending power;
●	Adverse publicity surrounding obesity and health concerns related to our products, product safety and quality, water usage, environmental impact and sustainability, human rights, our culture, workforce and labor and workplace laws;
●	Changes in demand that are weather related and/or for other reasons, including changes in product category and/or package consumption and changes in cost and availability of certain key ingredients including aluminum cans, as well as disruptions to the supply chain, as a result of climate change and extreme weather conditions;
●	The impact of unstable political conditions, civil unrest, large scale terrorist acts, the outbreak or escalation of armed hostilities, major natural disasters and extreme weather conditions, or widespread outbreaks of infectious diseases (such as the COVID-19 pandemic);
●	The impact on our business of competitive products and pricing pressures and our ability to gain or maintain our share of sales in the marketplace as a result of actions by competitors, including unsubstantiated and/or misleading claims, false advertising claims and tortious interference, as well as competitors selling misbranded products;
●	The impact on our business of trademark and trade dress infringement proceedings brought against us relating to our brands, which could result in an injunction barring us from selling certain of our products and/or require changes to be made to our current trade dress;
●	Our ability to implement and/or maintain price increases, including through reductions in promotional allowances;
●	An inability to achieve volume growth through product and packaging initiatives;
●	Our ability to sustain the current level of sales and/or achieve growth for our Monster Energy® brand energy drinks and/or our other products, including our Strategic Brands and Alcohol Brands;
●	Our ability to implement our growth strategy, including expanding our business in existing and new sectors, such as the alcoholic beverage sector;
●	The inherent operational risks presented by the alcoholic beverage industry that may not be adequately covered by insurance or lead to litigation relating to the abuse or misuse of our products;
●	Our ability to successfully integrate CANarchy and other acquired businesses or assets;
●	The impact of criticism of our energy drink products and/or the energy drink market generally and/or legislation enacted (whether as a result of such criticism or otherwise) that restricts the marketing or sale of energy drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limits caffeine content in beverages, requires certain product labeling disclosures and/or warnings, imposes excise and/or sales taxes, limits product sizes and/or imposes age restrictions for the sale of energy drinks;
●	Our ability to comply with and/or resulting lower consumer demand and/or lower profit margins for energy drinks and/or alcohol beverages due to proposed and/or future U.S. federal, state and local laws and regulations and/or proposed or existing laws and regulations in certain foreign jurisdictions and/or any changes therein, including changes in taxation requirements (including tax rate changes, new tax laws, new and/or increased excise, sales and/or other taxes on our products and revised tax law interpretations) and environmental laws, as well as the Federal Food, Drug, and Cosmetic Act and regulations or rules made thereunder or in connection therewith by the FDA, as well as changes in any other food, drug or similar laws in the United States and internationally, especially those changes that may restrict the sale of energy and/or alcohol drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limit caffeine or alcohol content in beverages, require certain product labeling disclosures and/or warnings, impose excise taxes, impose sugar taxes, limit product sizes, or impose age restrictions for the sale of energy and/or alcohol drinks, as well as laws and regulations or rules made or enforced by the Bureau of Alcohol, Tobacco, Firearms and Explosives and/or the FTC or their foreign counterparts;
●	Disruptions in the timely import or export of our products and/or ingredients including flavors, flavor ingredients and supplement ingredients due to port congestion, strikes and related labor issues or otherwise;
●	Our ability to satisfy all criteria set forth in any model energy drink guidelines, including, without limitation, those adopted by the American Beverage Association, of which we are a member, and/or any international beverage associations and the impact of our failure to satisfy such guidelines may have on our business;
●	The effect of unfavorable or adverse public relations, press, articles, comments and/or media attention;
●	Changes in the cost, quality and availability of containers, packaging materials, aluminum cans, the Midwest and other premiums, raw materials, including flavors and flavor ingredients, and other ingredients and juice concentrates, and our ability to obtain and/or maintain favorable supply arrangements and relationships and procure timely and/or sufficient production of all or any of our products to meet customer demand;

●	Any shortages that may be experienced in the procurement of containers and/or other raw materials including, without limitation, flavors, flavor ingredients, supplement ingredients, aluminum cans generally, PET containers used for our Monster Hydro® energy drinks, 24-ounce aluminum cap cans and 550ml BRE aluminum cans with resealable ends;
●	Limitations in securing the supply of sufficient quantities of aluminum cans may cause us to focus on producing higher volume products. As a result, certain of our lower volume products may be temporarily discontinued by our bottlers/distributors and/or their retail customers, and we may not be able to reinstate all, or any, of such lower volume products in the future;
●	In order to secure sufficient quantities of aluminum cans and sufficient co-packing availability in the future, we may be required to commit to minimum purchase volumes and/or minimum co-packing volumes. In the event that we over-estimate future demand for our products and therefore may not purchase such minimum quantities in full, or utilize such minimum co-packing volumes in full, we may incur claims and/or costs or losses in respect of such shortfalls;
●	The impact on our cost of sales of corporate activity among the limited number of suppliers from whom we purchase certain raw materials;
●	Our ability to pass on to our customers all or a portion of any increases in the costs of raw materials, ingredients, commodities and/or other cost inputs affecting our business;
●	Our ability to achieve both internal domestic and international forecasts, which may be based on projected volumes and sales of many product types and/or new products, certain of which are more profitable than others; there can be no assurance that we will achieve projected levels of sales as well as forecasted product and/or geographic mixes;
●	Our ability to penetrate new domestic and/or international markets and/or gain approval or mitigate the delay in securing approval for the sale of our products in various countries;
●	The effectiveness of sales and/or marketing efforts by us and/or by the bottlers/distributors of our products, most of whom distribute products that may be regarded as competitive with our products;
●	Unilateral decisions by bottlers/distributors, buying groups, convenience chains, grocery chains, mass merchandisers, specialty chain stores, e-commerce retailers, e-commerce websites, club stores and other customers to discontinue carrying all or any of our products that they are carrying at any time, restrict the range of our products they carry, impose restrictions or limitations on the sale of our products and/or the sizes of containers of our products and/or devote less resources to the sale of our products;
●	The impact of certain activities by competitors and others to persuade regulators and/or retailers and/or customers in certain countries to reduce the permitted or maximum container sizes for our products from those currently being sold and marketed by us;
●	The impact of possible trading disputes between our bottler/distributors and their customers and/or one or more buying groups which may result in the delisting of certain of the Company products, temporarily or otherwise;
●	The effects of retailer consolidation on our business and our ability to successfully adapt to the rapidly changing retail landscape;
●	Our ability to adapt to the changing retail landscape with the rapid growth in e-commerce retailers;
●	The effects of bottler/distributor consolidation on our business;
●	The costs and/or effectiveness, now or in the future, of our advertising, marketing and promotional strategies;
●	The success of our sports marketing, social media and other general marketing endeavors both domestically and internationally;
●	Unforeseen economic and political changes and local or international catastrophic events;
●	Possible product recalls and/or reformulations of certain of our products and/or market withdrawals of certain of our products due to defective and/or non-compliant formulas or production in one or more jurisdictions;
●	Our ability to make suitable arrangements and/or procure sufficient capacity for the co-packing of any of our products both domestically and internationally, the timely replacement of discontinued co-packing arrangements and/or limitations on co-packing availability, including for retort production;
●	Our ability to make suitable arrangements for the timely procurement of non-defective raw materials;
●	Our inability to protect and/or the loss of our intellectual property rights and/or our inability to use our trademarks, trade names or designs and/or trade dress in certain countries;
●	Volatility of stock prices which may restrict stock sales, stock purchases or other opportunities as well as negatively impact the motivation of equity award grantees;
●	Provisions in our organizational documents and/or control by insiders which may prevent changes in control even if such changes would be beneficial to other stockholders;
●	The failure of our bottlers and/or co-packers to manufacture our products on a timely basis or at all;
●	Any disruption in and/or lack of effectiveness of our information technology systems, including a breach of cyber security, that disrupts our business or negatively impacts customer relationships, as well as cybersecurity incidents involving data shared with third parties; and
●	Recruitment and retention of senior management, other key employees and our employee base in general.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks during the three-months ended June 30, 2022 compared with the disclosures in Part II, Item 7A of our Form 10-K.

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

Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to the Notes to Condensed Consolidated Financial Statements - Note 12. Commitments and Contingencies: Litigation in Part I, Item 1, of this Quarterly Report on Form 10-Q.

ITEM 1A.RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and the condensed consolidated financial statements and related notes, you should carefully consider the risks discussed in “Part I, Item 1A – Risk Factors” in our Form 10-K, as updated and supplemented in “Part II, Item 1A – Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. If any of these risks occur or continue to occur, our business, reputation, financial condition and/or operating results could be materially adversely affected. We also note that the risk factors described in our Form 10-K and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 are not the only risks facing our Company, and such additional risks or uncertainties that we currently deem to be immaterial or are unknown to us could negatively impact our business, operations, or financial results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 13, 2020, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “March 2020 Repurchase Plan”). During the three-months ended June 30, 2022, the Company purchased approximately 3.3 million shares of common stock at an average purchase price of $86.53 per share, for a total amount of approximately $284.1 million (excluding broker commissions) under the March 2020 Repurchase Plan. Such shares are included in the common stock in treasury in the accompanying condensed balance sheet at June 30, 2022. As of August 5, 2022, $157.4 million remained available for repurchase under the March 2020 Repurchase Plan.

On June 14, 2022, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to an additional $500.0 million of the Company’s outstanding common stock (the “June 2022 Repurchase Plan”). During the three-months ended June 30, 2022, no shares were repurchased under the June 2022 Repurchase Plan. As of August 5, 2022, $500.0 million remained available for repurchase under the June 2022 Repurchase Plan.

The following tabular summary reflects the Company’s repurchase activity during the quarter ended June 30, 2022:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or Programs (In
Period	Purchased	per Share¹	or Programs	thousands)²
April 1 – April 30, 2022	—	$—	—	$441,528
May 1 – May 31, 2022	2,637,125	$86.81	2,637,125	$212,567
June 1 – June 30, 2022	645,600	$85.40	645,600	$157,426
June 14, 2022 authorization				$657,426

¹Excluding broker commissions paid.

²Net of broker commissions paid.

During the three-months ended June 30, 2022, 2,936 shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $0.3 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying condensed consolidated balance sheet at June 30, 2022.

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

101*

The following financial information from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Income for the three-and six-months ended June 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Income for the three- and six-months ended June 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three- and six-months ended June 30, 2022 and 2021, (v) Condensed Consolidated Statements of Cash Flows for the six-months ended June 30, 2022 and 2021, and (vi) the Notes to Condensed Consolidated Financial Statements.

104*

The cover page from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION
Registrant

Date: August 5, 2022	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors
and Co-Chief Executive Officer

Date: August 5, 2022	/s/ HILTON H. SCHLOSBERG
Hilton H. Schlosberg
Vice Chairman of the Board of Directors
and Co-Chief Executive Officer