Form 10-Q
period 2022-09-30
Monster Beverage Corp
filed 2022-11-04
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022	Commission File Number 001-18761

MONSTER BEVERAGE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	47-1809393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes  __    No X

The registrant had 521,743,612 shares of common stock, par value $0.005 per share, outstanding as of October 31, 2022.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

SEPTEMBER 30, 2022

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

(In Thousands, Except Par Value) (Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,303,048	$1,326,462
Short-term investments	1,346,781	1,749,727
Accounts receivable, net	1,051,642	896,658
Inventories	862,977	593,357
Prepaid expenses and other current assets	112,294	82,668
Prepaid income taxes	19,949	33,238
Total current assets	4,696,691	4,682,110

INVESTMENTS	72,373	99,419
PROPERTY AND EQUIPMENT, net	485,550	313,753
DEFERRED INCOME TAXES, net	195,511	225,221
GOODWILL	1,412,941	1,331,643
OTHER INTANGIBLE ASSETS, net	1,225,826	1,072,386
OTHER ASSETS	115,913	80,252
Total Assets	$8,204,805	$7,804,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$520,198	$404,263
Accrued liabilities	198,692	210,964
Accrued promotional allowances	281,650	211,461
Deferred revenue	42,608	42,530
Accrued compensation	61,426	65,459
Income taxes payable	17,143	30,399
Total current liabilities	1,121,717	965,076

DEFERRED REVENUE	226,294	243,249

OTHER LIABILITIES	41,034	29,508

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 1,250,000 shares authorized; 641,245 shares issued and 523,965 shares outstanding as of September 30, 2022; 640,043 shares issued and 529,323 shares outstanding as of December 31, 2021	3,206	3,200
Additional paid-in capital	4,736,141	4,652,620
Retained earnings	8,699,499	7,809,549
Accumulated other comprehensive loss	(224,455)	(69,165)
Common stock in treasury, at cost; 117,280 shares and 110,720 shares as of September 30, 2022 and December 31, 2021, respectively	(6,398,631)	(5,829,253)
Total stockholders’ equity	6,815,760	6,566,951
Total Liabilities and Stockholders’ Equity	$8,204,805	$7,804,784

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND NINE- MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

NET SALES	$1,624,286	$1,410,557	$4,798,119	$4,116,308

COST OF SALES	790,561	621,399	2,407,867	1,775,375

GROSS PROFIT	833,725	789,158	2,390,252	2,340,933

OPERATING EXPENSES	415,795	344,694	1,199,883	956,346

OPERATING INCOME	417,930	444,464	1,190,369	1,384,587

INTEREST and OTHER INCOME (EXPENSE), net	2,149	(2,290)	(11,932)	(2,179)

INCOME BEFORE PROVISION FOR INCOME TAXES	420,079	442,174	1,178,437	1,382,408

PROVISION FOR INCOME TAXES	97,692	104,969	288,487	326,247

NET INCOME	$322,387	$337,205	$889,950	$1,056,161

NET INCOME PER COMMON SHARE:
Basic	$0.61	$0.64	$1.68	$2.00
Diluted	$0.60	$0.63	$1.66	$1.97

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	526,797	528,997	528,263	528,618
Diluted	533,300	535,915	534,599	535,554

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE- AND NINE- MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(In Thousands) (Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income, as reported	$322,387	$337,205	$889,950	$1,056,161
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(68,822)	(26,716)	(147,450)	(46,412)
Available-for-sale investments:
Change in net unrealized (losses) gains	(2,675)	43	(7,840)	(117)
Reclassification adjustment for net gains included in net income	—	—	—	—
Net change in available-for-sale investments	(2,675)	43	(7,840)	(117)
Other comprehensive income (loss)	(71,497)	(26,673)	(155,290)	(46,529)
Comprehensive income	$250,890	$310,532	$734,660	$1,009,632

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(In Thousands) (Unaudited)

					Accumulated Other			Total
	Common stock		Additional	Retained	Comprehensive (Loss)	Treasury stock		Stockholders’
	Shares	Amount	Paid-in Capital	Earnings	Income	Shares	Amount	Equity
Balance, December 31, 2021	640,043	$3,200	$4,652,620	$7,809,549	$(69,165)	(110,720)	$(5,829,253)	$6,566,951
Stock-based compensation	—	—	16,175	—	—	—	—	16,175
Exercise of stock options	485	3	4,507	—	—	—	—	4,510
Unrealized loss, net on available-for-sale securities	—	—	—	—	(4,059)	—	—	(4,059)
Repurchase of common stock	—	—	—	—	—	(166)	(12,187)	(12,187)
Foreign currency translation	—	—	—	—	1,079	—	—	1,079
Net income	—	—	—	294,203	—	—	—	294,203
Balance, March 31, 2022	640,528	3,203	4,673,302	8,103,752	(72,145)	(110,886)	(5,841,440)	6,866,672
Stock-based compensation	—	—	16,157	—	—	—	—	16,157
Exercise of stock options	416	2	18,110	—	—	—	—	18,112
Unrealized loss, net on available-for-sale securities	—	—	—	—	(1,106)	—	—	(1,106)
Repurchase of common stock	—	—	—	—	—	(3,286)	(284,311)	(284,311)
Foreign currency translation	—	—	—	—	(79,707)	—	—	(79,707)
Net income	—	—	—	273,360	—	—	—	273,360
Balance, June 30, 2022	640,944	3,205	4,707,569	8,377,112	(152,958)	(114,172)	(6,125,751)	6,809,177
Stock-based compensation	—	—	16,436	—	—	—	—	16,436
Exercise of stock options	301	1	12,136	—	—	—	—	12,137
Unrealized loss, net on available-for-sale securities	—	—	—	—	(2,675)	—	—	(2,675)
Repurchase of common stock	—	—	—	—	—	(3,108)	(272,880)	(272,880)
Foreign currency translation	—	—	—	—	(68,822)	—	—	(68,822)
Net income	—	—	—	322,387	—	—	—	322,387
Balance, September 30, 2022	641,245	$3,206	$4,736,141	$8,699,499	$(224,455)	(117,280)	$(6,398,631)	$6,815,760

					Accumulated Other			Total
	Common stock		Additional	Retained	Comprehensive (Loss)	Treasury stock		Stockholders’
	Shares	Amount	Paid-in Capital	Earnings	Income	Shares	Amount	Equity
Balance, December 31, 2020	638,662	$3,193	$4,537,982	$6,432,074	$3,034	(110,565)	$(5,815,423)	$5,160,860
Stock-based compensation	—	—	17,949	—	—	—	—	17,949
Exercise of stock options	492	3	6,758	—	—	—	—	6,761
Unrealized gain, net on available-for-sale securities	—	—	—	—	24	—	—	24
Repurchase of common stock	—	—	—	—	—	(150)	(13,419)	(13,419)
Foreign currency translation	—	—	—	—	(27,932)	—	—	(27,932)
Net income	—	—	—	315,194	—	—	—	315,194
Balance, March 31, 2021	639,154	3,196	4,562,689	6,747,268	(24,874)	(110,715)	(5,828,842)	5,459,437
Stock-based compensation	—	—	16,921	—	—	—	—	16,921
Exercise of stock options	422	2	17,723	—	—	—	—	17,725
Unrealized loss, net on available-for-sale securities	—	—	—	—	(183)	—	—	(183)
Repurchase of common stock	—	—	—	—	—	(4)	(399)	(399)
Foreign currency translation	—	—	—	—	8,235	—	—	8,235
Net income	—	—	—	403,762	—	—	—	403,762
Balance, June 30, 2021	639,576	3,198	4,597,333	7,151,030	(16,822)	(110,719)	(5,829,241)	5,905,498
Stock-based compensation	—	—	16,293	—	—	—	—	16,293
Exercise of stock options	275	1	12,673	—	—	—	—	12,674
Unrealized gain, net on available-for-sale securities	—	—	—	—	43	—	—	43
Foreign currency translation	—	—	—	—	(26,716)	—	—	(26,716)
Net income	—	—	—	337,205	—	—	—	337,205
Balance, September 30, 2021	639,851	$3,199	$4,626,299	$7,488,235	$(43,495)	(110,719)	$(5,829,241)	$6,244,997

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(In Thousands) (Unaudited)

	Nine-Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$889,950	$1,056,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,040	37,854
Non-cash lease expense	5,180	2,862
Gain on disposal of property and equipment	(253)	(984)
Stock-based compensation	49,167	52,391
Deferred income taxes	29,710	353
Effect on cash of changes in operating assets and liabilities net of acquisition:
Accounts receivable	(202,447)	(199,481)
Inventories	(297,140)	(149,414)
Prepaid expenses and other assets	(39,204)	(41,162)
Prepaid income taxes	7,867	(7,365)
Accounts payable	52,663	106,570
Accrued liabilities	(2,572)	39,387
Accrued promotional allowances	89,236	51,022
Accrued compensation	(6,636)	(2,888)
Income taxes payable	(12,823)	(114)
Other liabilities	(3,492)	574
Deferred revenue	(16,060)	(17,784)
Net cash provided by operating activities	589,186	927,982

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of available-for-sale investments	1,823,943	1,016,556
Purchases of available-for-sale investments	(1,393,910)	(1,343,351)
Acquisition of CANarchy, net of cash	(329,472)	—
Purchases of property and equipment	(136,158)	(28,131)
Proceeds from sale of property and equipment	603	1,246
Additions to intangibles	(3,578)	(5,211)
Increase in other assets	(19,171)	(22,809)
Net cash used in investing activities	(57,743)	(381,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	(719)	(1,814)
Issuance of common stock	34,759	37,160
Purchases of common stock held in treasury	(493,315)	(13,818)
Net cash (used in) provided by financing activities	(459,275)	21,528

Effect of exchange rate changes on cash and cash equivalents	(95,582)	(35,552)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(23,414)	532,258
CASH AND CASH EQUIVALENTS, beginning of period	1,326,462	1,180,413
CASH AND CASH EQUIVALENTS, end of period	$1,303,048	$1,712,671

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$359	$99
Income taxes	$297,526	$338,584

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(In Thousands) (Unaudited) (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

Included in accrued liabilities as of September 30, 2022 and 2021 were $14.4 million and $13.0 million, respectively, related to net additions to other intangible assets.

Included in accounts payable as of September 30, 2022 and 2021 were $2.6 million and $0.5 million, respectively, related to equipment purchases.

Included in accounts payable as of September 30, 2021 were $2.0 million related to additions to other intangible assets.

Included in accounts payable as of September 30, 2022 were available-for-sale short-term investment purchases of $7.9 million.

Included in accounts payable as of September 30, 2022 were purchases of common stock held in treasury of $76.1 million.

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

The Company’s condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting. They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP. The information set forth in these interim condensed consolidated financial statements for the three- and nine-months ended September 30, 2022 and 2021, respectively, is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading. Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

On February 17, 2022, the Company completed its acquisition of CANarchy Craft Brewery Collective LLC (“CANarchy”), a craft beer and hard seltzer company, for $330.4 million in cash, subject to adjustments (the “CANarchy Transaction”). The CANarchy Transaction facilitates the Company’s entry into the alcohol beverage sector and brings the Cigar CityTM family of brands including Jai Alai® IPA and Florida ManTM IPA, the Oskar BluesTM family of brands including Dale’s Pale Ale® and Wild BasinTM Hard Seltzers, the Deep EllumTM family of brands including Dallas Blonde® and Deep EllumTM IPA, the Perrin BrewingTM family of brands including Black Ale, the Squatters® family of brands including Hop Rising® Double IPA and Juicy IPA, the Wasatch® family of brands including Apricot Hefeweizen, as well as certain other brands (collectively the “CANarchy Brands”) to the Company’s beverage portfolio. The transaction did not include CANarchy’s stand-alone restaurants. The Company’s organizational structure for its existing energy beverage business remains unchanged. CANarchy is functioning independently, retaining its own organizational structure and team.

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

The book value of the working capital (excluding inventory) approximates fair value due to the short-term nature of the accounts.

The Company has determined goodwill in accordance with ASC 805, which requires the recognition of goodwill for the excess of the aggregate consideration over the net amounts of identifiable assets acquired and liabilities assumed as of the acquisition date.

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

On May 5, 2022, the Company acquired certain real property and equipment in Norwalk, California for a purchase price of $62.5 million. The acquisition was treated as an asset acquisition for accounting purposes. The fair value allocations include $50.6 million for land, $10.0 million for building and $1.9 million for equipment. The Company intends to utilize the property as a manufacturing facility for certain of its products.

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

The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. Certain of the Company’s bottlers/distributors may also perform a separate function as a co-packer on the Company’s behalf. In such cases, control of the Company’s products passes to such bottlers/distributors when they notify the Company that they have taken possession or transferred the relevant portion of the Company’s finished goods. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of September 30, 2022 and December 31, 2021.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Disaggregation of Revenue

The following tables disaggregate the Company’s revenue by geographical markets and reportable segments:

	Three-Months Ended September 30, 2022
				Latin
				America
	U.S. and			and
Net Sales	Canada	EMEA[1]	Asia Pacific	Caribbean	Total
Monster Energy® Drinks	$982,952	$288,077	$100,288	$130,902	$1,502,219
Strategic Brands	44,025	32,565	8,805	3,407	88,802
Alcohol Brands	26,818	—	—	—	26,818
Other	6,447	—	—	—	6,447
Total Net Sales	$1,060,242	$320,642	$109,093	$134,309	$1,624,286

	Three-Months Ended September 30, 2021
				Latin
				America
	U.S. and			and
Net Sales	Canada	EMEA[1]	Asia Pacific	Caribbean	Total
Monster Energy® Drinks	$880,012	$252,101	$120,864	$76,816	$1,329,793
Strategic Brands	35,417	28,450	5,603	4,979	74,449
Alcohol Brands	—	—	—	—	—
Other	6,315	—	—	—	6,315
Total Net Sales	$921,744	$280,551	$126,467	$81,795	$1,410,557

1Europe, Middle East and Africa (“EMEA”)

	Nine-Months Ended September 30, 2022
				Latin
				America
	U.S. and			and
Net Sales	Canada	EMEA[1]	Asia Pacific	Caribbean	Total
Monster Energy® Drinks	$2,882,306	$857,805	$327,632	$377,012	$4,444,755
Strategic Brands	135,445	91,912	22,943	10,236	260,536
Alcohol Brands[2]	74,472	—	—	—	74,472
Other	18,356	—	—	—	18,356
Total Net Sales	$3,110,579	$949,717	$350,575	$387,248	$4,798,119

	Nine-Months Ended September 30, 2021
				Latin
				America
	U.S. and			and
Net Sales	Canada	EMEA[1]	Asia Pacific	Caribbean	Total
Monster Energy® Drinks	$2,548,873	$741,208	$346,545	$230,536	$3,867,162
Strategic Brands	122,487	76,234	21,047	9,425	229,193
Alcohol Brands	—	—	—	—	—
Other	19,953	—	—	—	19,953
Total Net Sales	$2,691,313	$817,442	$367,592	$239,961	$4,116,308

1Europe, Middle East and Africa (“EMEA”)

2Effectively from February 17, 2022 to September 30, 2022

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Contract Liabilities

Amounts received from certain bottlers/distributors at inception of their distribution contracts or at the inception of certain sales/marketing programs are accounted for as deferred revenue. As of September 30, 2022, the Company had $268.9 million of deferred revenue, which is included in current and long-term deferred revenue in the Company’s condensed consolidated balance sheet. As of December 31, 2021, the Company had $285.8 million of deferred revenue, which is included in current and long-term deferred revenue in the Company’s condensed consolidated balance sheet. During the three-months ended September 30, 2022 and 2021, $10.0 million and $10.4 million, respectively, of deferred revenue was recognized in net sales. See Note 11. During the nine-months ended September 30, 2022 and 2021, $30.0 million and $31.3 million, respectively, of deferred revenue was recognized in net sales. See Note 11.

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

Lease expense for operating leases, consisting of lease payments, is recognized on a straight-line basis over the lease term and is included in operating expenses in the condensed consolidated statement of income. Lease expense for finance leases consists of the amortization of the ROU asset on a straight-line basis over the asset’s estimated useful life and is included in operating expenses in the condensed consolidated statement of income. Interest expense on finance leases is calculated using the amortized cost basis and is included in interest and other income (expense), net in the condensed consolidated statement of income.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The components of lease cost were comprised of the following:

	Three-Months	Three-Months	Nine-Months	Nine-Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Operating lease cost	$2,306	$1,103	$6,238	$3,348

Short-term lease cost	1,001	1,235	2,870	3,370

Variable lease cost	189	185	567	532

Finance leases:
Amortization of ROU assets	140	138	415	394
Interest on lease liabilities	8	6	18	15
Finance lease cost	148	144	433	409

Total lease cost	$3,644	$2,667	$10,108	$7,659

Supplemental cash flow information for the following periods:

	Nine-Months	Nine-Months
	Ended September 30,	Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$5,859	$3,057
Operating cash outflows from finance leases	18	15
Financing cash outflows from finance leases	1,678	1,970

ROU assets obtained in exchange for lease obligations:
Finance leases	1,654	2,767
Operating leases	20,093	251

ROU assets for operating and finance leases recognized in the Company’s condensed consolidated balance sheets were comprised of the following at:

	September 30, 2022
	Real Estate	Equipment	Total	Balance Sheet Location
Operating leases	$36,681	$404	$37,085	Other Assets
Finance leases	—	1,753	1,753	Property and Equipment, net

	December 31, 2021
	Real Estate	Equipment	Total	Balance Sheet Location
Operating leases	$22,518	$639	$23,157	Other Assets
Finance leases	—	2,646	2,646	Property and Equipment, net

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Operating and finance lease liabilities recognized in the Company’s condensed consolidated balance sheets were as follows at:

	September 30, 2022
	Operating Leases	Finance Leases
Accrued liabilities	$7,028	$917
Other liabilities	29,265	48
Total	$36,293	$965

	December 31, 2021
	Operating Leases	Finance Leases
Accrued liabilities	$3,990	$960
Other liabilities	17,389	41
Total	$21,379	$1,001

The weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases at September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022
	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	7.1	0.8
Weighted-average discount rate	3.4%	2.7%

	December 31, 2021
	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	8.1	0.7
Weighted-average discount rate	3.5%	1.3%

The following table reconciles the undiscounted future lease payments for operating and finance leases to the operating and finance leases recorded in the Company’s condensed consolidated balance sheet at September 30, 2022:

	Undiscounted Future Lease Payments
	Operating Leases	Finance Leases
2022 (from October 1, 2022 to December 31, 2022)	$2,038	$410
2023	7,829	525
2024	6,473	23
2025	4,808	17
2026	3,895	2
2027 and thereafter	15,974	—
Total lease payments	41,017	977
Less imputed interest	(4,724)	(12)
Total	$36,293	$965

As of September 30, 2022, the Company did not have any significant additional operating or finance leases that have not yet commenced.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

5.	INVESTMENTS

The following table summarizes the Company’s investments at:

					Continuous	Continuous
		Gross	Gross		Unrealized	Unrealized
		Unrealized	Unrealized		Loss Position	Loss Position
	Amortized	Holding	Holding	Fair	less than 12	greater than 12
September 30, 2022	Cost	Gains	Losses	Value	Months	Months
Available-for-sale
Short-term:
Commercial paper	$218,573	$—	$7	$218,566	$7	$—
Certificates of deposit	20,035	—	—	20,035	—	—
Municipal securities	193,567	4	1,142	192,429	1,142
U.S. government agency securities	88,573	—	851	87,722	851	—
U.S. treasuries	834,249	—	6,220	828,029	6,220	—
Long-term:
U.S. treasuries	55,684	—	476	55,208	476	—
Municipal securities	5,562	—	35	5,527	35
U.S. government agency securities	11,711	1	74	11,638	74	—
Total	$1,427,954	$5	$8,805	$1,419,154	$8,805	$—

					Continuous	Continuous
		Gross	Gross		Unrealized	Unrealized
		Unrealized	Unrealized		Loss Position	Loss Position
	Amortized	Holding	Holding	Fair	less than 12	greater than 12
December 31, 2021	Cost	Gains	Losses	Value	Months	Months
Available-for-sale
Short-term:
Commercial paper	$334,077	$—	$—	$334,077	$—	$—
Certificates of deposit	44,502	—	—	44,502	—	—
Municipal securities	666	—	—	666	—	—
U.S. government agency securities	62,687	—	26	62,661	26	—
U.S. treasuries	1,308,536	2	717	1,307,821	717	—
Long-term:
U.S. government agency securities	12,500	—	24	12,476	24	—
U.S. treasuries	87,133	—	190	86,943	190	—
Total	$1,850,101	$2	$957	$1,849,146	$957	$—

During the three- and nine-months ended September 30, 2022 and 2021, realized gains or losses recognized on the sale of investments were not significant.

The Company’s investments at September 30, 2022 and December 31, 2021 carried investment grade credit ratings.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
Commercial paper	$218,573	$218,566	$334,077	$334,077
Municipal securities	193,567	192,429	666	666
U.S. government agency securities	88,573	87,722	62,687	62,661
Certificates of deposit	20,035	20,035	44,502	44,502
U.S. treasuries	834,249	828,029	1,308,536	1,307,821
Due 1 -10 years:
Municipal securities	5,562	5,527	—	—
U.S. treasuries	55,684	55,208	87,133	86,943
U.S. government agency securities	11,711	11,638	12,500	12,476
Total	$1,427,954	$1,419,154	$1,850,101	$1,849,146

6.	FAIR VALUE OF CERTAIN FINANCIAL ASSETS AND LIABILITIES

ASC 820, “Fair Value Measurement”, provides a framework for measuring fair value and requires disclosures regarding fair value measurements. ASC 820 defines fair value as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs, where available. The three levels of inputs required by the standard that the Company uses to measure fair value are summarized below.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following tables present the fair value of the Company’s financial assets and liabilities that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

September 30, 2022	Level 1	Level 2	Level 3	Total
Cash	$1,113,207	$—	$—	$1,113,207
Money market funds	116,952	—	—	116,952
Certificates of deposit	—	20,035	—	20,035
Commercial paper	—	234,310	—	234,310
Municipal securities	—	203,159	—	203,159
U.S. government agency securities	—	99,361	—	99,361
U.S. treasuries	—	935,178	—	935,178
Foreign currency derivatives	—	(204)	—	(204)
Total	$1,230,159	$1,491,839	$—	$2,721,998

Amounts included in:
Cash and cash equivalents	$1,230,159	$72,889	$—	$1,303,048
Short-term investments	—	1,346,781	—	1,346,781
Accounts receivable, net	—	694	—	694
Investments	—	72,373	—	72,373
Accrued liabilities	—	(898)	—	(898)
Total	$1,230,159	$1,491,839	$—	$2,721,998

December 31, 2021	Level 1	Level 2	Level 3	Total
Cash	$749,089	$—	$—	$749,089
Money market funds	440,826	—	—	440,826
Certificates of deposit	—	44,502	—	44,502
Commercial paper	—	335,477	—	335,477
Municipal securities	—	2,428	—	2,428
U.S. government agency securities	—	75,137	—	75,137
U.S. treasuries	—	1,528,149	—	1,528,149
Foreign currency derivatives	—	(278)	—	(278)
Total	$1,189,915	$1,985,415	$—	$3,175,330

Amounts included in:
Cash and cash equivalents	$1,189,915	$136,547	$—	$1,326,462
Short-term investments	—	1,749,727	—	1,749,727
Accounts receivable, net	—	654	—	654
Investments	—	99,419	—	99,419
Accrued liabilities	—	(932)	—	(932)
Total	$1,189,915	$1,985,415	$—	$3,175,330

All of the Company’s short-term and long-term investments are classified within Level 1 or Level 2 of the fair value hierarchy. The Company’s valuation of its Level 1 investments is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments is based on other observable inputs, specifically a market approach which utilizes valuation models, pricing systems, mathematical tools and other relevant information for the same or similar securities. The Company’s valuation of its Level 2 foreign currency exchange contracts is based on quoted market prices of the same or similar instruments, adjusted for counterparty risk. There were no transfers between Level 1 and Level 2 measurements during the nine-months ended September 30, 2022, or during the year-ended December 31, 2021, and there were no changes in the Company’s valuation techniques.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

7.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to foreign currency exchange rate risks related primarily to its foreign business operations. During the nine-months ended September 30, 2022 and the year-ended December 31, 2021, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts of the Company that were outstanding as of September 30, 2022 have terms of one month or less. The Company does not enter into forward currency exchange contracts for speculation or trading purposes.

The Company has not designated its foreign currency exchange contracts as hedge transactions under ASC 815, “Derivatives and Hedging”. Therefore, gains and losses on the Company’s foreign currency exchange contracts are recognized in interest and other income (expense), net, in the condensed consolidated statements of income, and are largely offset by the changes in the fair value of the underlying economically hedged item.

The notional amount and fair value of all outstanding foreign currency derivative instruments in the Company’s condensed consolidated balance sheets consist of the following at:

September 30, 2022
Derivatives not designated as
hedging instruments under	Notional	Fair
ASC 815	Amount	Value	Balance Sheet Location
Assets:
Foreign currency exchange contracts:
Receive USD/pay COP	$11,264	$298	Accounts receivable, net
Receive USD/pay CLP	42,139	250	Accounts receivable, net
Receive USD/pay NZD	3,614	81	Accounts receivable, net
Receive USD/pay ZAR	3,172	41	Accounts receivable, net
Receive RSD/pay USD	1,809	16	Accounts receivable, net
Receive USD/pay AUD	520	8	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive USD/pay GBP	$12,492	$(308)	Accrued liabilities
Receive CAD/pay USD	20,757	(277)	Accrued liabilities
Receive USD/pay CNY	11,877	(141)	Accrued liabilities
Receive USD/pay EUR	16,703	(82)	Accrued liabilities
Receive SGD/pay USD	16,969	(47)	Accrued liabilities
Receive USD/pay MXN	20,673	(34)	Accrued liabilities
Receive USD/pay DKK	1,893	(9)	Accrued liabilities

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

December 31, 2021
Derivatives not designated as
hedging instruments under	Notional	Fair
ASC 815	Amount	Value	Balance Sheet Location
Assets:
Foreign currency exchange contracts:
Receive SGD/pay USD	$16,544	$297	Accounts receivable, net
Receive USD/pay COP	9,754	296	Accounts receivable, net
Receive RSD/pay USD	9,837	46	Accounts receivable, net
Receive USD/pay RUB	7,175	15	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive USD/pay GBP	$29,929	$(666)	Accrued liabilities
Receive USD/pay AUD	2,602	(88)	Accrued liabilities
Receive USD/pay CNY	12,230	(74)	Accrued liabilities
Receive USD/pay NZD	2,693	(45)	Accrued liabilities
Receive USD/pay EUR	3,045	(29)	Accrued liabilities
Receive USD/pay ZAR	4,140	(21)	Accrued liabilities
Receive USD/pay DKK	1,461	(9)	Accrued liabilities

The net gains (losses) on derivative instruments in the condensed consolidated statements of income were as follows:

		Amount of gain (loss)
		recognized in income on
		derivatives
		Three-months ended
Derivatives not designated as	Location of gain (loss)
hedging instruments under	recognized in income on	September 30,	September 30,
ASC 815	derivatives	2022	2021
Foreign currency exchange contracts	Interest and other income (expense), net	$4,631	$(308)

		Amount of gain (loss)
		recognized in income on
		derivatives
		Nine-months ended
Derivatives not designated as	Location of gain (loss)
hedging instruments under	recognized in income on	September 30,	September 30,
ASC 815	derivatives	2022	2021
Foreign currency exchange contracts	Interest and other income (expense), net	$1,355	$(5,706)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

8.	INVENTORIES

Inventories consist of the following at:

	September 30,	December 31,
	2022	2021
Raw materials	$450,097	$349,865
Work in process	1,574	—
Finished goods	411,306	243,492
	$862,977	$593,357

9.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at:

	September 30,	December 31,
	2022	2021
Land	$139,248	$85,455
Leasehold improvements	30,710	11,795
Furniture and fixtures	9,175	8,274
Office and computer equipment	22,642	21,601
Computer software	6,496	7,409
Equipment	253,057	189,820
Buildings	162,034	148,971
Vehicles	46,715	45,088
Assets under construction	58,791	20,125
	728,868	538,538
Less: accumulated depreciation and amortization	(243,318)	(224,785)
	$485,550	$313,753

Total depreciation and amortization expense recorded was $13.6 million and $11.3 million for the three-months ended September 30, 2022 and 2021, respectively. Total depreciation and amortization expense recorded was $40.5 million and $34.5 million for the nine-months ended September 30, 2022 and 2021, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

10.GOODWILL AND OTHER INTANGIBLE ASSETS

The following is a roll-forward of goodwill for the nine-months ended September 30, 2022 and 2021 by reportable segment:

	Monster
	Energy®	Strategic	Alcohol
	Drinks	Brands	Brands	Other	Total
Balance at December 31, 2021	$693,644	$637,999	$—	$—	$1,331,643
Acquisitions	—	—	81,298	—	81,298
Balance at September 30, 2022	$693,644	$637,999	$81,298	$—	$1,412,941

	Monster
	Energy®	Strategic	Alcohol
	Drinks	Brands	Brands	Other	Total
Balance at December 31, 2020	$693,644	$637,999	$—	$—	$1,331,643
Acquisitions	—	—	—	—	—
Balance at September 30, 2021	$693,644	$637,999	$—	$—	$1,331,643

Intangible assets consist of the following at:

	September 30,	December 31,
	2022	2021
Amortizing intangibles	$121,372	$66,872
Accumulated amortization	(66,781)	(61,227)
	54,591	5,645
Non-amortizing intangibles	1,171,235	1,066,741
	$1,225,826	$1,072,386

Amortizing intangibles primarily consist of customer relationships. All amortizing intangibles have been assigned an estimated finite useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives, generally five to fifteen years. Total amortization expense recorded was $2.0 million and $1.1 million for the three-months ended September 30, 2022 and 2021, respectively. Total amortization expense recorded was $5.6 million and $3.3 million for the nine-months ended September 30, 2022 and 2021, respectively.

The following is the future estimated amortization expense related to amortizing intangibles as of September 30, 2022:

2022 (from October 1, 2022 to December 31, 2022)	$2,010
2023	4,745
2024	3,647
2025	3,647
2026	3,646
2027 and thereafter	36,896
$54,591

11.	DISTRIBUTION AGREEMENTS

In the normal course of business, amounts received pursuant to new and/or amended distribution agreements entered into with certain bottlers/distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, or at the inception of certain sales/marketing programs are accounted for as deferred revenue and are recognized as revenue ratably over the anticipated life of the respective agreement, generally 20 years or program duration, as the case may be. Revenue recognized was $10.0

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

million and $10.4 million for the three-months ended September 30, 2022 and 2021, respectively. Revenue recognized was $30.0 million and $31.3 million for the nine-months ended September 30, 2022 and 2021, respectively.

12.	COMMITMENTS AND CONTINGENCIES

The Company had purchase commitments aggregating approximately $275.5 million at September 30, 2022, which represented commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms, but are generally satisfied within one year.

The Company had contractual obligations aggregating approximately $338.9 million at September 30, 2022, which related primarily to sponsorships and other marketing activities.

The Company has a credit facility with HSBC Bank (China) Company Limited, Shanghai Branch, of $15.0 million. At September 30, 2022, the interest rate on borrowings under the line of credit was 5.5%. As of September 30, 2022, $6.3 million was outstanding on this line of credit.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, and any related insurance reimbursements. As of September 30, 2022, no loss contingencies were included in the Company’s condensed consolidated balance sheet.

On September 29, 2022, a jury in the U.S. District Court for the Central District of California awarded Monster Energy Company (“MEC”) approximately $293 million in damages in its false advertising and trade secrets case against Vital Pharmaceuticals, Inc. (“VPX”), the maker of Bang Energy. The jury found VPX and its chief executive officer to have falsely advertised the “super creatine” ingredient of Bang Energy and to have acted willfully and deliberately in violating the federal Lanham Act. The jury also found that VPX stole trade secrets and interfered with the Company’s contracts over shelf space with certain key vendors. VPX may also be liable for enhanced and punitive damages as will be determined by the judge presiding over the case at a later date.

In April 2022, MEC and Orange Bang, Inc. (“Orange Bang”) filed a joint motion in the United States District Court for the Central District of California to confirm a final arbitration award against VPX that awarded MEC and Orange Bang $175.0 million and a 5% royalty on all future sales of VPX’s Bang Energy drink and other Bang-branded products as well as certain fees and costs. Pursuant to the terms of the agreement between MEC and Orange Bang, the award and future royalties will be shared equally between MEC and Orange Bang. The arbitration arose from a settlement agreement that VPX entered into in 2010 with Orange Bang, a family-owned beverage business. Pursuant to the terms of that agreement, VPX is only permitted to use the Bang mark on “creatine-based” products or on Bang products that are marketed and sold only in the vitamin and dietary supplement sections of stores. On September 29, 2022, the United States District Court for the Central District of California entered final judgment confirming the award. On October 28, 2022, VPX filed a notice of appeal of the District Court’s final judgement confirming the award.

On October 10, 2022, VPX, along with certain of its domestic subsidiaries and affiliates, filed for protection under Chapter 11 of the Bankruptcy Code in the Southern District of Florida. Per ASC 450 “Contingencies”, the Company will not recognize the September 2022 jury award or April 2022 arbitration award until the awards are realized or realizable. As of November 4, 2022, the proceedings have yet to progress to a stage where there is sufficient information for an accurate timeline of when the awards will be realized or realizable, if at all.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

13.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the nine-months ended September 30, 2022 and 2021 are as follows:

		Unrealized
	Currency	Losses on
	Translation	Available-for-
	Losses	Sale Securities	Total
Balance at December 31, 2021	$(68,209)	$(956)	$(69,165)
Other comprehensive (loss) income before reclassifications	(147,450)	(7,840)	(155,290)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—
Net current-period other comprehensive (loss) income	(147,450)	(7,840)	(155,290)
Balance at September 30, 2022	$(215,659)	$(8,796)	$(224,455)

		Unrealized
	Currency	Gains (Losses)
	Translation	on Available-for-
	Losses	Sale Securities	Total
Balance at December 31, 2020	$2,950	$84	$3,034
Other comprehensive (loss) income before reclassifications	(46,412)	(117)	(46,529)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—
Net current-period other comprehensive (loss) income	(46,412)	(117)	(46,529)
Balance at September 30, 2021	$(43,462)	$(33)	$(43,495)

14.	TREASURY STOCK

On March 13, 2020, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “March 2020 Repurchase Plan”). During the three-months ended September 30, 2022, the Company purchased approximately 1.8 million shares of common stock at an average purchase price of $87.55 per share, for a total amount of approximately $157.4 million (excluding broker commissions), which exhausted the availability under the March 2020 Repurchase Plan. Such shares are included in the common stock in treasury in the accompanying condensed balance sheet at September 30, 2022.

On June 14, 2022, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to an additional $500.0 million of the Company’s outstanding common stock (the “June 2022 Repurchase Plan”). During the three-months ended September 30, 2022, the Company purchased approximately 1.3 million shares of common stock at an average purchase price of $88.11 per share, for a total amount of approximately $115.5 million (excluding broker commissions), under the June 2022 Repurchase Plan. As of November 4, 2022, $182.8 million remained available for repurchase under the June 2022 Repurchase Plan.

During the three-months ended September 30, 2022, no shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due.

15.	STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at September 30, 2022: (i) the Monster Beverage Corporation 2020 Omnibus Incentive Plan, including the Monster Beverage Corporation Deferred Compensation Plan as a sub-plan thereunder, and (ii) the Monster Beverage Corporation 2017 Compensation Plan for Non-Employee Directors as Amended and Restated on February 23, 2022, including the Monster Beverage Corporation Deferred Compensation Plan for Non-Employee Directors as a sub-plan thereunder.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company recorded $16.6 million and $16.7 million of compensation expense relating to outstanding options, restricted stock units, performance share units and other share-based awards during the three-months ended September 30, 2022 and 2021, respectively. The Company recorded $49.2 million and $52.4 million of compensation expense relating to outstanding options, restricted stock units, performance share units and other share-based awards during the nine-months ended September 30, 2022 and 2021, respectively.

The tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options and vesting of restricted stock units and performance share units for the three-months ended September 30, 2022 and 2021 was $2.0 million and $2.0 million, respectively. The tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options and vesting of restricted stock units and performance share units for the nine-months ended September 30, 2022 and 2021 was $4.6 million and $6.1 million, respectively.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted as of September 30, 2022 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2022	2021	2022	2021
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	27.6%	28.3%	27.7%	28.9%
Risk-free interest rate	2.8%	0.7%	2.1%	0.8%
Expected term	6.2 years	5.8 years	6.1 years	5.8 years

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price Per	Term	Aggregate
Options	(in thousands)	Share	(in years)	Intrinsic Value
Outstanding at January 1, 2022	13,860	$48.19	5.1	$663,148
Granted 01/01/22 - 03/31/22	2,489	$73.96
Granted 04/01/22 - 06/30/22	8	$88.05
Granted 07/01/22 - 09/30/22	34	$95.72
Exercised	(813)	$42.74
Cancelled or forfeited	(143)	$72.26
Outstanding at September 30, 2022	15,435	$52.54	5.2	$533,680
Vested and expected to vest in the future at September 30, 2022	15,043	$51.97	5.1	$528,586
Exercisable at September 30, 2022	10,287	$43.06	3.7	$451,963

The weighted-average grant-date fair value of options granted during the three-months ended September 30, 2022 and 2021 was $31.94 per share and $26.90 per share, respectively. The weighted-average grant-date fair value of options granted during the nine-months ended September 30, 2022 and 2021 was $23.35 per share and $25.81 per share, respectively.

The total intrinsic value of options exercised during the three-months ended September 30, 2022 and 2021 was $15.3 million and $14.0 million, respectively. The total intrinsic value of options exercised during the nine-months ended September 30, 2022 and 2021 was $38.2 million and $42.2 million, respectively.

Cash received from option exercises under all plans for the three-months ended September 30, 2022 and 2021 was $12.1 million and $12.7 million, respectively. Cash received from option exercises under all plans for the nine-months ended September 30, 2022 and 2021 was $34.8 million and $37.2 million, respectively.

At September 30, 2022, there was $77.5 million of total unrecognized compensation expense related to non-vested options granted to employees under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 2.9 years.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to non-vested restricted stock units and performance share units as follows:

		Weighted
	Number of	Average
	Shares (in	Grant-Date
	thousands)	Fair Value
Non-vested at January 1, 2022	910	$69.02
Granted 01/01/22 - 03/31/22[1]	484	$71.88
Granted 04/01/22 - 06/30/22	15	$87.52
Granted 07/01/22 - 09/30/22	6	$95.17
Vested	(388)	$64.56
Forfeited/cancelled	(13)	$68.77
Non-vested at September 30, 2022	1,014	$72.52

1The grant activity for performance share units is recorded based on the target performance level earning 100% of target performance share units. The actual number of performance share units earned could range from 0% to 200% of target depending on the achievement of pre-established performance goals.

The weighted-average grant-date fair value of restricted stock units and/or performance share units granted during the three-months ended September 30, 2022 and 2021 was $95.17 and $89.84 per share, respectively. The weighted-average grant-date fair value of restricted stock units and/or performance share units granted during the nine-months ended September 30, 2022 and 2021 was $74.23 and $89.12 per share, respectively.

As of September 30, 2022, 1.0 million of restricted stock units and performance share units are expected to vest over their respective terms.

At September 30, 2022, total unrecognized compensation expense relating to non-vested restricted stock units and performance share units was $43.8 million, which is expected to be recognized over a weighted-average period of 1.9 years.

Other Share-Based Awards

The Company has granted other share-based awards to certain employees that are payable in cash. These awards are classified as liabilities and are valued based on the fair value of the award at the grant date and are remeasured at each reporting date until settlement, with compensation expense being recognized in proportion to the completed requisite service period up until date of settlement. At September 30, 2022, other share-based awards outstanding included grants that vest over three years payable in the first quarters of 2023, 2024 and 2025.

At September 30, 2022, there was $0.2 million of total unrecognized compensation expense related to nonvested other share-based awards granted to employees under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 0.3 years.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

16.	INCOME TAXES

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the nine-months ended September 30, 2022:

Gross Unrecognized
Tax Benefits
Balance at December 31, 2021	$—
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior years	2,008
Increases for tax positions related to the prior years	—
Balance at September 30, 2022	$2,008

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. As of September 30, 2022, the Company had approximately $0.4 million in accrued interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions, the resultant impact on the Company’s effective tax rate would not be significant. It is expected that any change in the amount of unrecognized tax benefits within the next 12 months will not be significant.

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

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations is presented below (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Weighted-average shares outstanding:
Basic	526,797	528,997	528,263	528,618
Dilutive	6,503	6,918	6,336	6,936
Diluted	533,300	535,915	534,599	535,554

For the three-months ended September 30, 2022 and 2021, options and awards outstanding totaling 3.5 million shares and 1.0 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive. For the nine-months ended September 30, 2022 and 2021, options and awards outstanding totaling 2.9 million shares and 0.8 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The net revenues derived from the Company’s reportable segments and other financial information related thereto for the three- and nine-months ended September 30, 2022 and 2021 are as follows:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales:
Monster Energy® Drinks[1]	$1,502,219	$1,329,793	$4,444,755	$3,867,162
Strategic Brands	88,802	74,449	260,536	229,193
Alcohol Brands[2]	26,818	—	74,472	—
Other	6,447	6,315	18,356	19,953
Corporate and unallocated	—	—	—	—
	$1,624,286	$1,410,557	$4,798,119	$4,116,308

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating Income:
Monster Energy® Drinks[1]	$492,534	$500,641	$1,388,815	$1,512,633
Strategic Brands	47,282	40,184	145,977	139,398
Alcohol Brands[2]	(10,262)	—	(19,873)	—
Other	977	1,146	3,138	5,266
Corporate and unallocated	(112,601)	(97,507)	(327,688)	(272,710)
	$417,930	$444,464	$1,190,369	$1,384,587

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Income before tax:
Monster Energy® Drinks[1]	$493,486	$500,929	$1,391,026	$1,513,421
Strategic Brands	47,319	40,198	146,082	139,419
Alcohol Brands[2]	(10,124)	—	(19,620)	—
Other	977	1,144	3,139	5,264
Corporate and unallocated	(111,579)	(100,097)	(342,190)	(275,696)
	$420,079	$442,174	$1,178,437	$1,382,408

(1)	Includes $10.0 million and $10.4 million for the three-months ended September 30, 2022 and 2021, respectively, related to the recognition of deferred revenue. Includes $30.0 million and $31.3 million for the nine-months ended September 30, 2022 and 2021, respectively, related to the recognition of deferred revenue.
(2)	Nine-Months ended September 30, 2022 - effectively from February 17, 2022 to September 30, 2022.

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Depreciation and amortization:
Monster Energy® Drinks	$7,773	$8,477	$24,035	$26,315
Strategic Brands	234	283	709	832
Alcohol Brands	3,713	—	9,679	—
Other	1,121	1,122	3,345	3,373
Corporate and unallocated	2,768	2,474	8,272	7,334
	$15,609	$12,356	$46,040	$37,854

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Corporate and unallocated expenses for the three-months ended September 30, 2022 include $69.4 million of payroll costs, of which $16.2 million was attributable to stock-based compensation expenses (see Note 15 “Stock-Based Compensation”), as well as $26.0 million attributable to professional service expenses, including accounting and legal costs, and $17.2 million of other operating expenses.

Corporate and unallocated expenses for the three-months ended September 30, 2021 include $63.4 million of payroll costs, of which $16.7 million was attributable to stock-based compensation expenses (see Note 15 “Stock-Based Compensation”), as well as $19.3 million attributable to professional service expenses, including accounting and legal costs, and $14.8 million of other operating expenses.

Corporate and unallocated expenses for the nine-months ended September 30, 2022 include $207.6 million of payroll costs, of which $48.5 million was attributable to stock-based compensation expenses (see Note 15 “Stock-Based Compensation”), as well as $69.3 million attributable to professional service expenses, including accounting and legal costs, and $50.8 million of other operating expenses.

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

Coca-Cola Europacific Partners (formerly Coca-Cola European Partners) accounted for approximately 12% of the Company’s net sales for both the three-months ended September 30, 2022 and 2021. Coca-Cola Europacific Partners accounted for approximately 13% and 12% of the Company’s net sales for the nine-months ended September 30, 2022 and 2021, respectively.

Coca-Cola Consolidated, Inc. accounted for approximately 11% of the Company’s net sales for both the three-months ended September 30, 2022 and 2021. Coca-Cola Consolidated, Inc. accounted for approximately 10% and 11% of the Company’s net sales for the nine-months ended September 30, 2022 and 2021, respectively.

Reyes Coca-Cola Bottling, LLC accounted for approximately 10% of the Company’s net sales for both the three-months ended September 30, 2022 and 2021. Reyes Coca-Cola Bottling, LLC accounted for approximately 10% of the Company’s net sales for both the nine-months ended September 30, 2022 and 2021.

Net sales to customers outside the United States amounted to $610.6 million and $527.4 million for the three-months ended September 30, 2022 and 2021, respectively. Such sales were approximately 38% and 37% of net sales for the three-months ended September 30, 2022 and 2021, respectively. Net sales to customers outside the United States amounted to $1.81 billion and $1.53 billion for the nine-months ended September 30, 2022 and 2021, respectively. Such sales were approximately 38% and 37% of net sales for the nine-months ended September 30, 2022 and 2021, respectively.

Goodwill and other intangible assets for the Company’s reportable segments as of September 30, 2022 and December 31, 2021 are as follows:

	September 30,	December 31,
	2022	2021
Goodwill and other intangible assets:
Monster Energy® Drinks	$1,424,667	$1,420,503
Strategic Brands	977,851	978,032
Alcohol Brands	234,049	—
Other	2,200	5,494
Corporate and unallocated	—	—
	$2,638,767	$2,404,029

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

19.	RELATED PARTY TRANSACTIONS

TCCC controls approximately 19.6% of the voting interests of the Company. The TCCC Subsidiaries, the TCCC Related Parties and certain TCCC independent bottlers/distributors purchase and distribute the Company’s products in domestic and certain international markets. The Company also pays TCCC a commission based on certain sales within the TCCC distribution network.

TCCC commissions, based on sales to the TCCC Subsidiaries and the TCCC Related Parties, were $12.8 million and $23.6 million for the three-months ended September 30, 2022 and 2021, respectively, and are included as a reduction to net sales. TCCC commissions, based on sales to the TCCC Subsidiaries and the TCCC Related Parties, were $41.3 million and $59.9 million for the nine-months ended September 30, 2022 and 2021, respectively, and are included as a reduction to net sales.

TCCC commissions, based on sales to TCCC independent bottlers/distributors, were $5.5 million and $9.1 million for the three-months ended September 30, 2022 and 2021, respectively, and are included in operating expenses. TCCC commissions, based on sales to TCCC independent bottlers/distributors, were $24.4 million and $22.6 million for the nine-months ended September 30, 2022 and 2021, respectively, and are included in operating expenses.

Net sales to the TCCC Subsidiaries for the three-months ended September 30, 2022 and 2021 were $36.6 million and $30.3 million, respectively. Net sales to the TCCC Subsidiaries for the nine-months ended September 30, 2022 and 2021 were $95.0 million and $84.4 million, respectively.

The Company also purchases concentrates from TCCC which are then sold to certain of the Company’s bottlers/distributors. Concentrate purchases from TCCC were $6.5 million and $7.1 million for the three-months ended September 30, 2022 and 2021, respectively. Concentrate purchases from TCCC were $21.5 million and $21.3 million for the nine-months ended September 30, 2022 and 2021, respectively.

Certain TCCC Subsidiaries also contract manufacture certain of the Company’s energy drinks. Such contract manufacturing expenses were $9.1 million and $6.8 million for the three-months ended September 30, 2022 and 2021, respectively. Such contract manufacturing expenses were $23.1 million and $20.8 million for the nine-months ended September 30, 2022 and 2021, respectively.

Accounts receivable, accounts payable, accrued promotional allowances and accrued liabilities related to the TCCC Subsidiaries are as follows at:

	September 30,	December 31,
	2022	2021
Accounts receivable, net	$86,180	$94,647
Accounts payable	$(37,613)	$(35,248)
Accrued promotional allowances	$(5,308)	$(4,536)
Accrued liabilities	$(40,117)	$(26,616)

In 2021, TCCC exercised its contract rights for a third-party public accounting firm to conduct an examination relating to commissions and fees payable to TCCC and marketing contributions payable to the Company, for the years ended December 31, 2015 through December 31, 2020. During the three-months ended September 30, 2022, the Company was informed by TCCC that there would be no material adjustments as a result of this examination.

One director of the Company through certain trusts, and a family member of one director are the principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the three-months ended September 30, 2022 and 2021 were $1.3 million and $1.0 million, respectively. Expenses incurred with such company in connection with promotional materials purchased during the nine-months ended September 30, 2022 and 2021 were $4.7 million and $2.7 million, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

During the nine-months ended September 30, 2022, the Company occasionally chartered a private aircraft that is indirectly owned by Mr. Rodney C. Sacks, Co-Chief Executive Officer and Chairman of the Board of Directors. On certain occasions, Mr. Sacks was accompanied by guests and other Company personnel when using such aircraft for business travel. During the nine-months ended September 30, 2022, the Company incurred costs of $0.08 million, amounts the Company believes are commensurate with market rates for comparable travel. No amounts were incurred by the Company during the three-months ended September 30, 2022.

In December 2018, the Company and a director of the Company entered into a 50-50 partnership that purchased land, and real property thereon, in Kona, Hawaii for the purpose of producing coffee products. This partnership meets the definition of a Variable Interest Entity (“VIE”) for which the Company has determined that it is the primary beneficiary. Therefore, the Company consolidates the VIE in the accompanying condensed consolidated financial statements. The aggregate carrying values of the VIE’s assets and liabilities, after elimination of any intercompany transactions and balances, as well as the results of operations for all periods presented, are not material to the Company’s condensed consolidated financial statements.

20.	SUBSEQUENT EVENTS

On November 2, 2022, the Company’s Board of Directors authorized a new share repurchase program for the purchase of up to an additional $500.0 million of the Company’s outstanding common stock. As a result, the aggregate amount available to repurchase the Company’s common stock as of November 4, 2022 is $682.8 million.

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

CANarchy Acquisition

On February 17, 2022, we completed our acquisition of CANarchy Craft Brewery Collective LLC (“CANarchy”), a craft beer and hard seltzer company, for $330.4 million in cash, subject to adjustments. The transaction facilitates our entry into the alcohol beverage sector and brings the Cigar CityTM family of brands including Jai Alai® IPA and Florida ManTM IPA, the Oskar BluesTM family of brands including Dale’s Pale Ale® and Wild BasinTM Hard Seltzers, the Deep EllumTM family of brands including Dallas Blonde® and Deep EllumTM IPA, the Perrin BrewingTM family of brands including Black Ale, the Squatters® family of brands including Hop Rising® Double IPA and Juicy IPA, the Wasatch® family of brands including Apricot Hefeweizen to our beverage portfolio. The transaction did not include CANarchy’s stand-alone restaurants. Our organizational structure for our existing energy beverage business remains unchanged. CANarchy is functioning independently, retaining its own organizational structure and team.

Russia-Ukraine Conflict

During the third quarter of fiscal 2022, the Russia-Ukraine conflict did not have a material impact on our financial position, results of operations and liquidity. Net sales in Russia and Ukraine combined were approximately 1.1% of our total net sales for the twelve months ended December 31, 2021. We will continue to monitor future developments relative to this conflict and its potential impacts.

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

Pricing Actions

In the third quarter of 2022, we continued to implement measures to mitigate our increased product and distribution costs through pricing increases and reductions in promotions (“Pricing Actions”). We implemented a price increase effective September 1, 2022 in the United States and continued to implement price increases in certain international markets where feasible, all of which positively impacted gross profit margins in the third quarter of 2022.

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

In the third quarter of 2022, we experienced a significant increase in cost of sales, resulting in a material decrease in both gross profit and gross profit as a percentage of net sales, relative to the comparative 2021 third quarter. The increase in cost of sales was primarily due to (i) increased ingredient and other input costs, including secondary packaging materials and increased co-packing fees, (ii) increased logistical costs, (iii) increased aluminum can costs and (iv) geographical and product sales mix. Furthermore, we experienced significant increases in distribution expenses, primarily the result of increased warehousing expenses, as well as increases in other logistical expenses, which adversely impacted operating costs.

However, in the third quarter of 2022 we began to see an improvement in our gross profit margins as compared to the second quarter of 2022. This improvement was primarily attributable to (i) Pricing Actions, (ii) our decreased reliance on imported cans and (iii) improved finished product inventory levels in closer proximity to our customers, resulting in a reduction of long-distance freight costs.

We continue to address the controllable challenges in our supply chain.

Liquidity and Capital Resources

As of the date of this filing, we expect to maintain sufficient liquidity as we manage through the current environment as described in the “Liquidity and Capital Resources” section below.

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

During the three-months ended September 30, 2022, we continued to expand our existing energy drink portfolio by adding additional products to our portfolio in a number of countries and further developed our distribution markets. During the three-months ended September 30, 2022, we sold the following new product to our customers:

●Monster® (stylized) Reserve Orange Dreamsicle

In the normal course of business, we discontinue certain products and/or product lines. Those products or product lines discontinued in the three-months ended September 30, 2022, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Our net sales of $1.62 billion for the three-months ended September 30, 2022 represented record sales for our third fiscal quarter. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $71.3 million for the three-months ended September 30, 2022.

The vast majority of our net sales are derived from our Monster Energy® Drinks segment. Net sales of our Monster Energy® Drinks segment were $1.50 billion for the three-months ended September 30, 2022. Net sales of our Strategic Brands segment were $88.8 million for the three-months ended September 30, 2022. Net sales of our Alcohol Brands segment were $26.8 million for the three-months ended September 30, 2022. Net sales of our Other segment were $6.4 million for the three-months ended September 30, 2022. Our Monster Energy® Drinks segment represented 92.5% and 94.3% of our net sales for the three-months ended September 30, 2022 and 2021, respectively. Our Strategic Brands segment represented 5.5% and 5.3% of our net sales for the three-months ended September 30, 2022 and 2021, respectively. Our Alcohol Segment represented 1.7% of our net sales for the three-months ended September 30, 2022. Our Other segment represented 0.3% and 0.4% of our net sales for the three-months ended September 30, 2022 and 2021, respectively.

Our growth strategy includes further developing our domestic markets, expanding our international business and growing our business into new sectors, such as the alcohol beverage sector. Net sales to customers outside the United States were $610.6 million for the three-months ended September 30, 2022, an increase of approximately $83.2 million, or 15.8% higher than net sales to customers outside of the United States of $527.4 million for the three-months ended September 30, 2021. Such sales were approximately 38% and 37% of net sales for the three-months ended September 30, 2022 and 2021, respectively. Net changes in foreign currency exchange rates had an unfavorable impact on net sales to customers outside of the United States of approximately $71.3 million for the three-months ended September 30, 2022. Net sales to customers outside the United States, on a foreign currency adjusted basis, increased 29.3% for the three-months ended September 30, 2022. On February 17, 2022, the Company completed the CANarchy Transaction which facilitates the Company’s entry into the alcohol beverage sector.

Our customers are primarily full service beverage bottlers/distributors, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, foodservice customers, value stores, e-commerce retailers and the military. Percentages of our gross billings to our various customer types for the three- and nine-months ended September 30, 2022 and 2021 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such bottlers/distributors’ sales to their own customers.

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
U.S. full service bottlers/distributors	48%	51%	48%	51%
International full service bottlers/distributors	39%	39%	39%	39%
Club stores and e-commerce retailers	9%	8%	9%	9%
Retail grocery, direct convenience, specialty chains and wholesalers	2%	1%	2%	1%
Direct value stores and other	2%	1%	2%	0%

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

Coca-Cola Europacific Partners (formerly Coca-Cola European Partners) accounted for approximately 12% of our net sales for both the three-months ended September 30, 2022 and 2021. Coca-Cola Europacific Partners accounted for approximately 13% and 12% of our net sales for the nine-months ended September 30, 2022 and 2021, respectively.

Coca-Cola Consolidated, Inc. accounted for approximately 11% of our net sales for both the three-months ended September 30, 2022 and 2021. Coca-Cola Consolidated, Inc. accounted for approximately 10% and 11% of our net sales for the nine-months ended September 30, 2022 and 2021, respectively.

Reyes Coca-Cola Bottling, LLC accounted for approximately 10% of our net sales for both the three-months ended September 30, 2022 and 2021. Reyes Coca-Cola Bottling, LLC accounted for approximately 10% of our net sales for both the nine-months ended September 30, 2022 and 2021.

Results of Operations

The following table sets forth key statistics for the three- and nine-months ended September 30, 2022 and 2021.

	Three-Months Ended		Percentage	Nine-Months Ended		Percentage
(In thousands, except per share amounts)	September 30,		Change	September 30,		Change
	2022	2021	22 vs. 21	2022	2021	22 vs. 21
Net sales[1]	$1,624,286	$1,410,557	15.2%	$4,798,119	$4,116,308	16.6%
Cost of sales	790,561	621,399	27.2%	2,407,867	1,775,375	35.6%
Gross profit*[1]	833,725	789,158	5.6%	2,390,252	2,340,933	2.1%
Gross profit as a percentage of net sales	51.3%	55.9%		49.8%	56.9%

Operating expenses	415,795	344,694	20.6%	1,199,883	956,346	25.5%
Operating expenses as a percentage of net sales	25.6%	24.4%		25.0%	23.2%

Operating income[1]	417,930	444,464	(6.0)%	1,190,369	1,384,587	(14.0)%
Operating income as a percentage of net sales	25.7%	31.5%		24.8%	33.6%

Interest and other income (expense), net	2,149	(2,290)	(193.8)%	(11,932)	(2,179)	447.6%

Income before provision for income taxes[1]	420,079	442,174	(5.0)%	1,178,437	1,382,408	(14.8)%

Provision for income taxes	97,692	104,969	(6.9)%	288,487	326,247	(11.6)%

Income taxes as a percentage of income before taxes	23.3%	23.7%		24.5%	23.6%

Net income	$322,387	$337,205	(4.4)%	$889,950	$1,056,161	(15.7)%
Net income as a percentage of net sales	19.8%	23.9%		18.5%	25.7%

Net income per common share:
Basic	$0.61	$0.64	(4.0)%	$1.68	$2.00	(15.7)%
Diluted	$0.60	$0.63	(3.9)%	$1.66	$1.97	(15.6)%

Case sales (in thousands) (in 192‑ounce case equivalents)	182,460	159,975	14.1%	535,451	459,991	16.4%

¹Includes $10.0 million and $10.4 million for the three-months ended September 30, 2022 and 2021, respectively, related to the recognition of deferred revenue. Includes $30.0 million and $31.3 million for the nine-months ended September 30, 2022 and 2021, respectively, related to the recognition of deferred revenue.

*Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses. We include out-bound freight and warehouse costs in operating expenses rather than in cost of sales.

Three-Months Ended September 30, 2022 Compared to the Three-Months Ended September 30, 2021.

Net Sales

Net Sales. Net sales were $1.62 billion for the three-months ended September 30, 2022, an increase of approximately $213.7 million, or 15.2% higher than net sales of $1.41 billion for the three-months ended September 30, 2021. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $71.3 million for the three-months ended September 30, 2022. Net sales on a foreign currency adjusted basis increased 20.2% for the three-months ended September 30, 2022.

Net sales were $564.0 million and $488.8 million for the three-months ended September 30, 2022 and 2021, respectively, in EMEA, Asia Pacific, Latin America and the Caribbean.

Net sales for the Monster Energy® Drinks segment were $1.50 billion for the three-months ended September 30, 2022, an increase of approximately $172.4 million, or 13.0% higher than net sales of $1.33 billion for the three-months ended September 30, 2021. Net sales for the Monster Energy® Drinks segment increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand as well as due to pricing actions and reductions in promotions in certain markets. Net changes in foreign currency exchange rates had an unfavorable impact on net sales for the Monster Energy® Drinks segment of approximately $66.3 million for the three-months ended September 30, 2022. Net sales for the Monster Energy® Drinks segment on a foreign currency adjusted basis increased 18.0% for the three-months ended September 30, 2022.

Net sales for the Strategic Brands segment were $88.8 million for the three-months ended September 30, 2022, an increase of approximately $14.4 million, or 19.3% higher than net sales of $74.4 million for the three-months ended September 30, 2021. Net sales for the Strategic Brands segment increased primarily due to increased sales by volume of our Predator® and NOS® brands energy drinks. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $5.0 million for the Strategic Brands segment for the three-months ended September 30, 2022. Net sales for the Strategic Brands segment on a foreign currency adjusted basis increased 25.9% for the three-months ended September 30, 2022.

Net sales for the Alcohol Brands segment were $26.8 million for the three-months ended September 30, 2022. There were no comparative 2021 net sales for the Alcohol Brands segment as the Company completed its acquisition of CANarchy in February 2022.

Net sales for the Other segment were $6.4 million for the three-months ended September 30, 2022, an increase of approximately $0.1 million, or 2.1% higher than net sales of $6.3 million for the three-months ended September 30, 2021.

Case sales for our energy drink products, in 192-ounce case equivalents, were 182.5 million cases for the three-months ended September 30, 2022, an increase of approximately 22.5 million cases or 14.1% higher than case sales of 160.0 million cases for the three-months ended September 30, 2021. The overall average net sales per case decreased to $8.72 for the three-months ended September 30, 2022, which was 0.7% lower than the average net sales per case of $8.78 for the three-months ended September 30, 2021. Net changes in foreign currency exchange rates had an unfavorable impact on the overall average net sales per case for the three-months ended September 30, 2022.

Barrel sales for our craft beers and hard seltzers, in 31 U.S. gallon equivalents, were 0.1 million barrels for the three-months ended September 30, 2022.

Gross Profit

Gross profit was $833.7 million for the three-months ended September 30, 2022, an increase of approximately $44.6 million, or 5.6% higher than the gross profit of $789.2 million for the three-months ended September 30, 2021. The increase in gross profit dollars was primarily the result of the $213.7 million increase in net sales for the three-months ended September 30, 2022.

Gross profit as a percentage of net sales decreased to 51.3% for the three-months ended September 30, 2022 from 55.9% for the three-months ended September 30, 2021. The decrease for the three-months ended September 30, 2022 was primarily the result of increased ingredient and other input costs, including secondary packaging materials and increased co-packing fees, increased logistical costs, increased aluminum can costs and geographical and product sales mix.

Operating Expenses

Total operating expenses were $415.8 million for the three-months ended September 30, 2022, an increase of approximately $71.1 million, or 20.6% higher than total operating expenses of $344.7 million for the three-months ended September 30, 2021.

The increase in operating expenses was primarily due to increased general and administrative expenses of $22.2 million, including travel and entertainment and professional service fees (including legal and accounting), increased selling and marketing expenses of $20.5 million, including sponsorships and endorsements, social media and digital marketing, commissions, point of sale, premiums and allocated trade development, increased warehouse, out-bound fuel and freight costs of $17.7 million, as well as increased payroll expenses of $15.9 million (of which $6.6 million was related to CANarchy). CANarchy related depreciation and amortization was $2.4 million for the three-months ended September 30, 2022. The increase in operating expenses was partially offset by a decrease in distributor termination expenses of $5.3 million for the three-months ended September 30, 2022. Operating expenses as a percentage of net sales for the three-months ended September 30, 2022 were 25.6% as compared to 24.4% for the three-months ended September 30, 2021. Operating expenses as a percentage of net sales for the three-months ended September 30, 2019 (pre COVID-19) were 24.5%.

Operating Income

Operating income was $417.9 million for the three-months ended September 30, 2022, a decrease of approximately $26.5 million, or 6.0% lower than operating income of $444.5 million for the three-months ended September 30, 2021. Operating income as a percentage of net sales decreased to 25.7% for the three-months ended September 30, 2022 from 31.5% for the three-months ended September 30, 2021. Operating income for the three-months ended September 30, 2022 decreased primarily as a result of the increase in operating expenses as well as the decrease in the gross profit as a percentage of net sales.

Operating income was $89.9 million and $105.9 million for the three-months ended September 30, 2022 and 2021, respectively, for our operations in EMEA, Asia Pacific, Latin America and the Caribbean.

Operating income for the Monster Energy® Drinks segment, exclusive of corporate and unallocated expenses, was $492.5 million for the three-months ended September 30, 2022, a decrease of approximately $8.1 million, or 1.6% lower than operating income of $500.6 million for the three-months ended September 30, 2021. The decrease in operating income for the Monster Energy® Drinks segment was primarily the result of an increase in operating expenses as well as a decrease in gross profit as a percentage of net sales.

Operating income for the Strategic Brands segment, exclusive of corporate and unallocated expenses, was $47.3 million for the three-months ended September 30, 2022, an increase of approximately $7.1 million, or 17.7% higher than operating income of $40.2 million for the three-months ended September 30, 2021. The increase in operating income for the Strategic Brands segment was primarily the result of an increase in gross profit.

Operating loss for the Alcohol Brands segment, exclusive of corporate and unallocated expenses, was $10.3 million for the three-months ended September 30, 2022.

Operating income for the Other segment, exclusive of corporate and unallocated expenses, was $1.0 million for the three-months ended September 30, 2022, a decrease of approximately $0.2 million, or 14.7% lower than operating income of $1.1 million for the three-months ended September 30, 2021.

Interest and Other Income (Expense), net

Interest and other non-operating income (expense), net, was $2.1 million for the three-months ended September 30, 2022, as compared to interest and other non-operating income (expense), net, of ($2.3) million for the three-months ended September 30, 2021. Foreign currency transaction losses were $6.2 million and $2.9 million for the three-months ended September 30, 2022 and 2021, respectively. Interest income was $9.6 million and $0.8 million for the three-months ended September 30, 2022 and 2021, respectively.

Provision for Income Taxes

Provision for income taxes was $97.7 million for the three-months ended September 30, 2022, a decrease of $7.3 million, or 6.9% lower than the provision for income taxes of $105.0 million for the three-months ended September 30, 2021. The effective combined federal, state and foreign tax rate decreased to 23.3% from 23.7% for the three-months ended September 30, 2022 and 2021, respectively.

Net Income

Net income was $322.4 million for the three-months ended September 30, 2022, a decrease of $14.8 million, or 4.4% lower than net income of $337.2 million for the three-months ended September 30, 2021. The decrease in net income for the three-months ended September 30, 2022 was primarily due to the decrease in the gross profit percentage of net sales as well as the increase in operating expenses.

Nine-Months Ended September 30, 2022 Compared to the Nine-Months Ended September 30, 2021.

Net Sales

Net Sales. Net sales were $4.80 billion for the nine-months ended September 30, 2022, an increase of approximately $681.8 million, or 16.6% higher than net sales of $4.12 billion for the nine-months ended September 30, 2021. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $157.6 million for the nine-months ended September 30, 2022. Net sales on a foreign currency adjusted basis increased 20.4% for the nine-months ended September 30, 2022.

Net sales were $1.69 billion and $1.42 billion for the nine-months ended September 30, 2022 and 2021, respectively, in EMEA, Asia Pacific, Latin America and the Caribbean.

Net sales for the Monster Energy® Drinks segment were $4.44 billion for the nine-months ended September 30, 2022, an increase of approximately $577.6 million, or 14.9% higher than net sales of $3.87 billion for the nine-months ended September 30, 2021. Net sales for the Monster Energy® Drinks segment increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand as well as due to pricing actions and reductions in promotions in certain markets. Net changes in foreign currency exchange rates had an unfavorable impact on net sales for the Monster Energy® Drinks segment of approximately $145.4 million for the nine-months ended September 30, 2022. Net sales for the Monster Energy® Drinks segment on a foreign currency adjusted basis increased 18.7% for the nine-months ended September 30, 2022.

Net sales for the Strategic Brands segment were $260.5 million for the nine-months ended September 30, 2022, an increase of approximately $31.3 million, or 13.7% higher than net sales of $229.2 million for the nine-months ended September 30, 2021. Net sales for the Strategic Brands segment increased primarily due to increased worldwide sales by volume of our Predator® and NOS® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $12.2 million for the Strategic Brands segment for the nine-months ended September 30, 2022. Net sales for the Strategic Brands segment on a foreign currency adjusted basis increased 19.0% for the nine-months ended September 30, 2022.

Net sales for the Alcohol Brands segment were $74.5 million for the nine-months ended September 30, 2022 (effectively from February 17 to September 30, 2022).

Net sales for the Other segment were $18.4 million for the nine-months ended September 30, 2022, a decrease of approximately $1.6 million, or 8.0% lower than net sales of $20.0 million for the nine-months ended September 30, 2021.

Case sales for our energy drink products, in 192-ounce case equivalents, were 535.5 million cases for the nine-months ended September 30, 2022, an increase of approximately 75.5 million cases or 16.4% higher than case sales of 460.0 million cases for the nine-months ended September 30, 2021. The overall average net sales per case decreased to $8.79 for the nine-months ended September 30, 2022, which was 1.3% lower than the average net sales per case of $8.91 for the nine-months ended September 30, 2021. Net changes in foreign currency exchange rates had an unfavorable impact on the overall average net sales per case for the nine-months ended September 30, 2022.

Barrel sales for our craft beers and hard seltzers, in 31 US gallon equivalents, were 0.2 million barrels for the nine-months ended September 30, 2022.

Gross Profit

Gross profit was $2.39 billion for the nine-months ended September 30, 2022, an increase of approximately $49.3 million, or 2.1% higher than gross profit of $2.34 billion for the nine-months ended September 30, 2021.

Gross profit as a percentage of net sales decreased to 49.8% for the nine-months ended September 30, 2022 from 56.9% for the nine-months ended September 30, 2021. The decrease for the nine-months ended September 30, 2022 was primarily the result of increased freight rates and fuel costs, including costs relating to the importation of aluminum cans, increased ingredient and other input costs, including secondary packaging materials, increased aluminum can costs attributable to higher aluminum commodity pricing, increased co-packing fees, production inefficiencies and geographical sales mix.

Operating Expenses

Total operating expenses were $1.20 billion for the nine-months ended September 30, 2022, an increase of approximately $243.5 million, or 25.5% higher than total operating expenses of $956.3 million for the nine-months ended September 30, 2021.

The comparative operating expenses for the nine-months ended September 30, 2021 included a $16.9 million reversal of amounts previously accrued in connection with an intellectual property claim. The increase in operating expenses was primarily due to increased general and administrative expenses of $80.9 million, including travel and entertainment and professional service fees (including legal and accounting), increased out-bound fuel, freight and warehouse costs of $68.0 million, increased selling and marketing expenses of $55.5 million, including sponsorships and endorsements, social media and digital marketing, point of sale, premiums and allocated trade development, and increased payroll expenses of $44.5 million (of which $15.8 million was related to CANarchy). In addition, CANarchy related depreciation and amortization was $6.3 million for the nine-months ended September 30, 2022. The increase in operating expenses was partially offset by a decrease in distributor termination expenses of $5.3 million for the nine-months ended September 30, 2022. Operating expenses as a percentage of net sales for the nine-months ended September 30, 2022 were 25.0% as compared to 23.2% for the nine-months ended September 30, 2021. Operating expenses as a percentage of net sales for the nine-months ended September 30, 2019 (pre COVID-19) were 25.8%.

Operating Income

Operating income was $1.19 billion for the nine-months ended September 30, 2022, a decrease of approximately $194.2 million, or 14.0% lower than operating income of $1.38 billion for the nine-months ended September 30, 2021. Operating income as a percentage of net sales decreased to 24.8% for the nine-months ended September 30, 2022 from 33.6% for the nine-months ended September 30, 2021. Operating income for the nine-months ended September 30, 2022 decreased primarily as a result of the increase in operating expenses as well as the decrease in the gross profit as a percentage of net sales.

Operating income was $244.3 million and $325.8 million for the nine-months ended September 30, 2022 and 2021, respectively, for our operations in EMEA, Asia Pacific, Latin America and the Caribbean.

Operating income for the Monster Energy® Drinks segment, exclusive of corporate and unallocated expenses, was $1.39 billion for the nine-months ended September 30, 2022, a decrease of approximately $123.8 million, or 8.2% lower than operating income of $1.51 billion for the nine-months ended September 30, 2021. The decrease in operating income for the Monster Energy® Drinks segment was primarily the result of an increase in operating expenses as well as a decrease in gross profit as a percentage of net sales.

Operating income for the Strategic Brands segment, exclusive of corporate and unallocated expenses, was $146.0 million for the nine-months ended September 30, 2022, an increase of approximately $6.6 million, or 4.7% higher than operating income of $139.4 million for the nine-months ended September 30, 2021. The increase in operating income for the Strategic Brands segment was primarily the result of an increase in gross profit.

Operating loss for the Alcohol Brands segment, exclusive of corporate and unallocated expenses, was $19.9 million for the nine-months ended September 30, 2022. Inventory purchased as part of the CANarchy Transaction was recorded at fair value. The inventory acquired was subsequently sold in the nine-months ended September 30, 2022 and was recognized through cost of goods sold at fair value (purchased cost), resulting in no recognized profits on the associated sales. Operating income was negatively impacted by approximately $4.0 million during the nine-months ended September 30, 2022 as a result. As of September 30, 2022, all purchased inventory recorded at fair value had been sold.

Operating income for the Other segment, exclusive of corporate and unallocated expenses, was $3.1 million for the nine-months ended September 30, 2022, a decrease of approximately $2.1 million, or 40.4% lower than operating income of $5.3 million for the nine-months ended September 30, 2021.

Interest and Other Income (Expense), net

Interest and other non-operating income (expense), net, was ($11.9) million for the nine-months ended September 30, 2022, as compared to interest and other non-operating income (expense), net, of ($2.2) million for the nine-months ended September 30, 2021. Foreign currency transaction losses were $22.9 million and $5.5 million for the nine-months ended September 30, 2022 and 2021, respectively. Interest income was $14.8 million and $3.1 million for the nine-months ended September 30, 2022 and 2021, respectively.

Provision for Income Taxes

Provision for income taxes was $288.5 million for the nine-months ended September 30, 2022, a decrease of $37.8 million, or 11.6% lower than the provision for income taxes of $326.2 million for the nine-months ended September 30, 2021. The effective combined federal, state and foreign tax rate increased to 24.5% from 23.6% for the nine-months ended September 30, 2022 and 2021, respectively. The increase in the effective tax rate was primarily attributable to an increase in the effective state income tax rate as well as a decrease in the net income in certain foreign jurisdictions which have lower tax rates compared to the United States.

Net Income

Net income was $890.0 million for the nine-months ended September 30, 2022, a decrease of $166.2 million, or 15.7% lower than net income of $1.06 billion for the nine-months ended September 30, 2021. The decrease in net income for the nine-months ended September 30, 2022 was primarily due to the decrease in the gross profit percentage of net sales as well as the increase in operating expenses.

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

Non-GAAP Financial Measures and Other Key Metrics

Gross Billings**

Gross billings were $1.87 billion for the three-months ended September 30, 2022, an increase of approximately $218.8 million, or 13.3% higher than gross billings of $1.65 billion for the three-months ended September 30, 2021. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings of approximately $85.6 million for the three-months ended September 30, 2022.

Gross billings for the Monster Energy® Drinks segment were $1.73 billion for the three-months ended September 30, 2022, an increase of approximately $180.3 million, or 11.6% higher than gross billings of $1.55 billion for the three-months ended September 30, 2021. Gross billings for the Monster Energy® Drinks segment increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand as well as due to price increases in certain markets. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings for the Monster Energy® Drinks segment of approximately $80.6 million for the three-months ended September 30, 2022.

Gross billings for the Strategic Brands segment were $99.6 million for the three-months ended September 30, 2022, an increase of $11.1 million, or 12.6% higher than gross billings of $88.5 million for the three-months ended September 30, 2021. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings in the Strategic Brands segment of approximately $5.0 million for the three-months ended September 30, 2022.

Gross billings for the Alcohol Brands segment were $27.3 million for the three-months ended September 30, 2022.

Gross billings for the Other segment were $6.4 million for the three-months ended September 30, 2022, an increase of $0.1 million, or 2.1% higher than gross billings of $6.3 million for the three-months ended September 30, 2021.

Promotional allowances, commissions and other expenses, as described in the footnote below, were $252.6 million for the three-months ended September 30, 2022, an increase of $4.7 million, or 1.9% higher than promotional allowances, commissions and other expenses of $247.9 million for the three-months ended September 30, 2021. Promotional allowances, commissions and other expenses as a percentage of gross billings decreased to 13.5% from 15.0% for the three-months ended September 30, 2022 and 2021, respectively.

Gross billings were $5.52 billion for the nine-months ended September 30, 2022, an increase of approximately $723.2 million, or 15.1% higher than gross billings of $4.79 billion for the nine-months ended September 30, 2021. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings of approximately $187.8 million for the nine-months ended September 30, 2022.

Gross billings for the Monster Energy® Drinks segment were $5.13 billion for the nine-months ended September 30, 2022, an increase of approximately $621.0 million, or 13.8% higher than gross billings of $4.51 billion for the nine-months ended September 30, 2021. Gross billings for the Monster Energy® Drinks segment increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand, as well as due to price increases in certain markets. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings for the Monster Energy® Drinks segment of approximately $175.6 million for the nine-months ended September 30, 2022.

Gross billings for the Strategic Brands segment were $293.7 million for the nine-months ended September 30, 2022, an increase of $28.2 million, or 10.6% higher than gross billings of $265.5 million for the nine-months ended September 30, 2021. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings in the Strategic Brands segment of approximately $12.2 million for the nine-months ended September 30, 2022.

Gross billings for the Alcohol Brands segment were $75.6 million for the nine-months ended September 30, 2022.

Gross billings for the Other segment were $18.4 million for the nine-months ended September 30, 2022, a decrease of $1.6 million, or 8.0% lower than gross billings of $20.0 million for the nine-months ended September 30, 2021.

Promotional allowances, commissions and other expenses, as described in the footnote below, were $747.9 million for the nine-months ended September 30, 2022, an increase of $40.2 million, or 5.7% higher than promotional allowances, commissions and other expenses of $707.7 million for the nine-months ended September 30, 2021. Promotional allowances, commissions and other expenses as a percentage of gross billings decreased to 13.6% from 14.8% for the nine-months ended September 30, 2022 and 2021, respectively.

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

The following table reconciles the non-GAAP financial measure of gross billings with the most directly comparable GAAP financial measure of net sales:

	Three-Months Ended		Percentage	Nine-Months Ended		Percentage
(In thousands)	September 30,		Change	September 30,		Change
	2022	2021	22 vs. 21	2022	2021	22 vs. 21
Gross Billings	$1,866,888	$1,648,048	13.3%	$5,515,964	$4,792,728	15.1%
Deferred Revenue	9,955	10,386	(4.1)%	30,026	31,265	(4.0)%
Less: Promotional allowances, commissions and other expenses***	252,557	247,877	1.9%	747,871	707,685	5.7%
Net Sales	$1,624,286	$1,410,557	15.2%	$4,798,119	$4,116,308	16.6%

*** Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the presentation thereof does not conform to GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances for our energy drink products primarily include consideration given to our non-alcohol bottlers/distributors or retail customers including, but not limited to the following: (i) discounts granted off list prices to support price promotions to end-consumers by retailers; (ii) reimbursements given to our bottlers/distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (iii) our agreed share of fees given to bottlers/distributors and/or directly to retailers for advertising, in-store marketing and promotional activities; (iv) our agreed share of slotting, shelf space allowances and other fees given directly to retailers, club stores and/or wholesalers; (v) incentives given to our bottlers/distributors and/or retailers for achieving or exceeding certain predetermined sales goals; (vi) discounted or free products; (vii) contractual fees given to our bottlers/distributors related to sales made by us direct to certain customers that fall within the bottlers’/distributors’ sales territories; and (viii) certain commissions based on sales to our bottlers/distributors. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. Promotional and other allowances for our energy drink products constitute a material portion of our marketing activities. Our promotional allowance programs for our energy drink products with our numerous bottlers/distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year. The primary drivers of our promotional and other allowance activities for our energy drink products for the three- and nine-months ended September 30, 2022 and 2021 were (i) to increase sales volume and trial, (ii) to address market conditions, and (iii) to secure shelf and display space at retail. Promotional and other allowances for our Alcohol Brands segment primarily include price promotions where permitted.

Sales

The table below discloses selected quarterly data regarding sales for the three- and nine-months ended September 30, 2022 and 2021, respectively. Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

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

	Three-Months Ended		Nine-Months Ended
(In thousands, except average net sales per case)	September 30,		September 30,
	2022	2021	2022	2021
Net sales	$1,624,286	$1,410,557	$4,798,119	$4,116,308
Less: Alcohol Brands segment sales	(26,818)	—	(74,472)	—
Less: Other segment sales	(6,447)	(6,316)	(18,355)	(19,953)
Adjusted net sales[1]	$1,591,021	$1,404,241	$4,705,292	$4,096,355

Case sales by segment:[1]
Monster Energy® Drinks	150,961	133,177	447,233	388,214
Strategic Brands	31,499	26,798	88,218	71,777
Total case sales	182,460	159,975	535,451	459,991
Average net sales per case - Energy Drinks	$8.72	$8.78	$8.79	$8.91

1Excludes Alcohol Brands segment (effectively from February 17, 2022 to September 30, 2022) and Other segment net sales, as these sales do not have unit case equivalents.

Net changes in foreign currency exchange rates had an unfavorable impact on the overall average net sales per case for the three- and nine-months ended September 30, 2022.

Sales of our Alcohol products are expressed in barrel volume. A “Barrel” means a unit of measurement equal to 31 U.S. gallons. Barrel sales were 0.1 million and 0.2 million for the three- and nine-months ended September 30, 2022, respectively.

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” for additional information related to the increase in sales.

Liquidity and Capital Resources

Cash and cash equivalents, short-term and long-term investments. At September 30, 2022, we had $1.30 billion in cash and cash equivalents, $1.35 billion in short-term investments and $72.4 million in long-term investments, including certificates of deposit, commercial paper, U.S. government agency securities, municipal securities and U.S. treasuries. We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical organizations) in selecting and maintaining our investments. We regularly assess market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Of our $1.30 billion of cash and cash equivalents held at September 30, 2022, $584.6 million was held by our foreign subsidiaries. No short-term or long-term investments were held by our foreign subsidiaries at September 30, 2022.

We believe that cash available from operations, including our cash resources and access to credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of capital assets, purchases of equipment, purchases of real property and purchases of shares of our common stock, through at least the next 12 months. Based on our current plans, at this time we estimate that capital expenditures (exclusive of common stock repurchases) are likely to be less than $200.0 million through September 30, 2023. However, future business opportunities may cause a change in this estimate.

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

The following summarizes our cash flows for the nine-months ended September 30, 2022 and 2021 (in thousands):

Net cash provided by (used in):
	2022	2021
Operating activities	$589,186	$927,982
Investing activities	$(57,743)	$(381,700)
Financing activities	$(459,275)	$21,528

Cash flows provided by operating activities. Cash provided by operating activities was $589.2 million for the nine-months ended September 30, 2022, as compared with cash provided by operating activities of $928.0 million for the nine-months ended September 30, 2021.

For the nine-months ended September 30, 2022, cash provided by operating activities was primarily attributable to net income earned of $890.0 million and adjustments for certain non-cash expenses, consisting of $49.2 million of stock-based compensation and $51.2 million of depreciation and amortization and non-cash lease expense. For the nine-months ended September 30, 2022, cash provided by operating activities also increased due to a $52.7 million increase in accounts payable, an $89.2 million increase in accrued promotional allowances, a $29.7 million decrease in deferred income taxes and a $7.9 million decrease in prepaid income taxes. For the nine-months ended September 30, 2022, cash used in operating activities was primarily attributable to a $297.1 million increase in inventories, a $202.4 million increase in accounts receivable, a $39.2 million increase in prepaid expenses and other assets, a $16.1 million decrease in deferred revenue, a $12.8 million decrease in income taxes payable, a $2.6 million decrease in accrued liabilities, a $6.6 million decrease in accrued compensation and a $3.5 million decrease in other liabilities.

For the nine-months ended September 30, 2021, cash provided by operating activities was primarily attributable to net income earned of $1.06 billion and adjustments for certain non-cash expenses, consisting of $52.4 million of stock-based compensation and $40.7 million of depreciation and amortization and non-cash lease expense. For the nine-months ended September 30, 2021, cash provided by operating activities also increased due to a $106.6 million increase in accounts payable, a $51.0 million increase in accrued promotional allowances and a $39.4 million increase in accrued liabilities. For the nine-months ended September 30, 2021, cash used in operating activities was primarily attributable to a $199.5 million increase in accounts receivable, a $149.4 million increase in inventories, a $41.2 million increase in prepaid expenses and other assets, a $17.8 million decrease in deferred revenue, a $7.4 million increase in prepaid income taxes and a $2.9 million decrease in accrued compensation.

Cash flows used in investing activities. Cash used in investing activities was $57.7 million for the nine-months ended September 30, 2022 as compared to cash used in investing activities of $381.7 million for the nine-months ended September 30, 2021.

For both the nine-months ended September 30, 2022 and 2021, cash provided by investing activities was primarily attributable to sales of available-for-sale investments. For the nine-months ended September 30, 2022, cash used in investing activities included $329.5 million net of cash acquired, related to the CANarchy Transaction. For both the nine-months ended September 30, 2022 and 2021, cash used in investing activities was primarily attributable to purchases of available-for-sale investments. To a lesser extent, for both the nine-months ended September 30, 2022 and 2021, cash used in investing activities also included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software, equipment used for sales and administrative activities, certain leasehold improvements, as well as acquisitions of and/or improvements to real property. We expect to continue to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, leasehold improvements, the acquisition of capital equipment (specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products) to develop our brand in international markets and for other corporate purposes. From time to time, we may also use cash to purchase additional real property related to our beverage business and/or acquire compatible businesses.

Cash flow (used in) provided by financing activities. Cash used in financing activities was $459.3 million for the nine-months ended September 30, 2022 as compared to cash provided by financing activities of $21.5 million for the nine-months ended September 30, 2021. The cash used in financing activities for both the nine-months ended September 30, 2022 and 2021 was primarily the result of the repurchases of our common stock. The cash provided by financing activities for both the nine-months ended September 30, 2022, and 2021 was primarily attributable to the issuance of our common stock under our stock-based compensation plans and borrowings on debt.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of September 30, 2022:

	Payments due by period (in thousands)
		Less than	1‑3	3‑5	More than
Obligations	Total	1 year	years	years	5 years
Contractual Obligations[1]	$338,929	$276,696	$61,370	$863	$—
Finance Leases	977	927	45	5	—
Operating Leases	41,017	8,047	11,951	7,895	13,124
Purchase Commitments[2]	275,511	264,235	9,944	1,332	—
	$656,434	$549,905	$83,310	$10,095	$13,124

1Contractual obligations include our obligations related to sponsorships and other commitments.

2Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms, but are generally satisfied within one year.

In addition, approximately $2.0 million of unrecognized tax benefits have been recorded as liabilities as of September 30, 2022. It is expected that the amount of unrecognized tax benefits will not significantly change within the next 12 months. As of September 30, 2022, we had $0.4 million of accrued interest and penalties related to unrecognized tax benefits.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. GAAP requires us to make estimates and assumptions that affect the reported amounts in our consolidated financial statements. Critical accounting estimates are those that management believes are the most important to the portrayal of our financial condition and results and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and that have had, or are reasonably likely to have, a material impact on our financial condition or results of operations. Judgments and uncertainties may result in materially different amounts being reported under different conditions or using different assumptions. There have been no material changes to our critical accounting policies or estimates from the information provided in “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 – Organization and Summary of Significant Accounting Policies”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“Form 10-K”).

Recent Accounting Pronouncements

There have been no changes in recently issued or adopted accounting pronouncements that would materially impact the Company from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Inflation

Inflation had a negative impact on our results of operations for the three- and nine-months ended September 30, 2022, leading to increased cost of sales and operating expenses. To mitigate the impact of inflation, we implemented a price increase effective September 1, 2022 in the United States and continue to implement price increases in certain international markets where feasible.

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

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside our control, and involve a number of risks, uncertainties and other factors, that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

●	Our ability to absorb, mitigate or pass on to our bottlers/distributors and/or consumers increases in commodity, fuel, freight and other costs;
●	The impact of rising costs and inflation on the discretionary income of our consumers, particularly the rising cost of gasoline;
●	The impact of the military conflict in Ukraine, including supply chain disruptions, volatility in commodity prices, increased economic uncertainty and escalating geopolitical tensions;
●	The human and economic consequences of the COVID-19 pandemic, including new variants, as well as the measures taken or that may be taken in the future by governments, and consequently, businesses (including the Company and its suppliers, bottlers/distributors, co-packers and other service providers) and the public at large to limit the COVID-19 pandemic;
●	Fluctuations in growth and/or growth rates and/or declining sales in the domestic and international energy drink and alcohol beverage categories generally, including in the convenience and gas channel (which is our largest channel) and the impact on demand for our products resulting from deteriorating economic conditions and/or financial uncertainties due to the COVID-19 pandemic;
●	The impact of temporary plant closures, production slowdowns and disruptions in operations experienced by our suppliers, bottlers/distributors and/or co-packers as a result of the COVID-19 pandemic, including any material disruptions on the production and distribution of our products;
●	The impact of potential future reductions of our sponsorship and endorsement activities as well as our sampling activities as a result of COVID-19 or other pandemics on our future sales and market share;
●	The impact of countries being in lockdown due to the COVID-19 pandemic at various times;
●	The impact of vaccine mandates on our business and supply chain, including our ability to recruit and/or retain employees, and disruptions in the business of our co-packers, bottlers/distributors and/or suppliers;
●	Closures of, and continued restrictions on, on-premise retailers and other establishments which sell our products as the result of the COVID-19 pandemic;
●	The limitation or reduction by our suppliers, bottlers/distributors and/or co-packers of their activities and/or operations during the COVID-19 pandemic;
●	The impact of the COVID-19 pandemic on our product sampling programs;
●	Our ability to introduce new products and the impact of the COVID-19 pandemic on our innovation activities;
●	Our ability to successfully adapt to the changing landscape of advertising, marketing, promotional, sponsorship and endorsement opportunities created by the COVID-19 pandemic;
●	Other effects of the COVID-19 pandemic on our employees, such as mental health challenges that employees may face;
●	The impact of logistical issues, including shortages of shipping containers, port of entry congestion and increased freight costs;
●	We have extensive commercial arrangements with TCCC and, as a result, our future performance is substantially dependent on the success of our relationship with TCCC;
●	The impact of TCCC’s bottlers/distributors distributing Coca-Cola brand energy drinks and possible reductions in the number of our SKUs carried by such bottlers/distributors and/or such bottlers/distributors imposing limitations on distributing new product SKUs;
●	The effect of TCCC being one of our significant stockholders and the potential divergence of TCCC’s interests from those of our other stockholders;

●	Our ability to maintain relationships with TCCC system bottlers/distributors and manage their ongoing commitment to focus on our products;
●	Disruption in distribution channels and/or decline in sales due to the termination and/or insolvency of existing and/or new domestic and/or international bottlers/distributors;
●	Lack of anticipated demand for our products in domestic and/or international markets;
●	Fluctuations in the inventory levels of our bottlers/distributors, planned or otherwise, and the resultant impact on our revenues;
●	Unfavorable regulations, including taxation requirements, age restrictions imposed on the sale, purchase, or consumption of our products, marketing restrictions, product registration requirements, tariffs, trade restrictions, container size limitations and/or ingredient restrictions;
●	The effect of inquiries from, and/or actions by, state attorneys general, the Federal Trade Commission (the “FTC”), the Food and Drug Administration (the “FDA”), municipalities, city attorneys, other government agencies, quasi-government agencies, government officials (including members of U.S. Congress) and/or analogous central and local agencies and other authorities in the foreign countries in which our products are manufactured and/or distributed, into the advertising, marketing, promotion, ingredients, sale and/or consumption of our energy drink products, including voluntary and/or required changes to our business practices;
●	Our ability to comply with laws, regulations and evolving industry standards regarding consumer privacy and data use and security, including with respect to the General Data Protection Regulation and the California Consumer Privacy Act of 2018;
●	Our ability to achieve profitability and/or repatriate cash from certain of our operations outside the United States;
●	Our ability to manage legal and regulatory requirements in foreign jurisdictions, potential difficulties in staffing and managing foreign operations and potentially higher incidence of fraud or corruption and credit risk of foreign customers and/or bottlers/distributors;
●	Changes in U.S. tax laws as a result of any legislation proposed by the new U.S. Presidential Administration or U.S. Congress, which may include efforts to change or repeal the 2017 Tax Cuts and Jobs Act and the federal corporate income tax rate reduction;
●	Our ability to produce our products in international markets in which they are sold, thereby reducing freight costs and/or product damages;
●	Our ability to effectively manage our inventories and/or our accounts receivables;
●	Our foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities denominated in currencies other than the U.S. dollar, which will continue to increase as foreign sales increase;
●	The long-term impact of the United Kingdom’s departure from the European Union (or “Brexit”);
●	Changes in accounting standards may affect our reported profitability;
●	Implications of the Organization for Economic Cooperation and Development’s base erosion and profit shifting project;
●	Any proceedings which may be brought against us by the Securities and Exchange Commission (the “SEC”), the FDA, the FTC or other governmental agencies or bodies;
●	The outcome and/or possibility of future shareholder derivative actions or shareholder securities litigation that may be filed against us and/or against certain of our officers and directors, and the possibility of other private shareholder litigation;
●	The outcome of product liability or consumer fraud litigation and/or class action litigation (or its analog in foreign jurisdictions) regarding the safety of our products and/or the ingredients in and/or claims made in connection with our products and/or alleging false advertising, marketing and/or promotion, and the possibility of future product liability and/or class action lawsuits;
●	Exposure to significant liabilities due to litigation, legal or regulatory proceedings;
●	Intellectual property injunctions;
●	Unfavorable resolution of tax matters;
●	Uncertainty and volatility in the domestic and global economies, including risk of counterparty default or failure;
●	Uncertainties associated with an economic slowdown or recession that could negatively impact the financial condition of our customers and could result in a reduced demand for our products;
●	The impact of rising interest rates;
●	Our ability to address any significant deficiencies or material weakness in our internal controls over financial reporting;
●	Our ability to continue to generate sufficient cash flows to support our expansion plans and general operating activities;
●	Decreased demand for our products resulting from changes in consumer preferences, including changes in demand for different packages, sizes and configurations, obesity and other perceived health concerns, including concerns relating to certain ingredients in our products or packaging, product safety concerns and/or from decreased consumer discretionary spending power;

●	Adverse publicity surrounding obesity and health concerns related to our products, product safety and quality, water usage, environmental impact and sustainability, human rights, our culture, workforce and labor and workplace laws;
●	Changes in demand that are weather related and/or for other reasons, including changes in product category and/or package consumption and changes in cost and availability of certain key ingredients including aluminum cans, as well as disruptions to the supply chain, as a result of climate change and extreme weather conditions;
●	The impact of unstable political conditions, civil unrest, large scale terrorist acts, the outbreak or escalation of armed hostilities, major natural disasters and extreme weather conditions, or widespread outbreaks of infectious diseases (such as the COVID-19 pandemic);
●	The impact on our business of competitive products and pricing pressures and our ability to gain or maintain our share of sales in the marketplace as a result of actions by competitors, including unsubstantiated and/or misleading claims, false advertising claims and tortious interference, as well as competitors selling misbranded products;
●	The impact on our business of trademark and trade dress infringement proceedings brought against us relating to our brands, which could result in an injunction barring us from selling certain of our products and/or require changes to be made to our current trade dress;
●	Our ability to implement and/or maintain price increases, including through reductions in promotional allowances;
●	An inability to achieve volume growth through product and packaging initiatives;
●	Our ability to sustain the current level of sales and/or achieve growth for our Monster Energy® brand energy drinks and/or our other products, including our Strategic Brands and Alcohol Brands;
●	Our ability to implement our growth strategy, including expanding our business in existing and new sectors, such as the alcoholic beverage sector;
●	The inherent operational risks presented by the alcoholic beverage industry that may not be adequately covered by insurance or lead to litigation relating to the abuse or misuse of our products;
●	Our ability to successfully integrate CANarchy and other acquired businesses or assets;
●	The impact of criticism of our energy drink products and/or the energy drink market generally and/or legislation enacted (whether as a result of such criticism or otherwise) that restricts the marketing or sale of energy drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limits caffeine content in beverages, requires certain product labeling disclosures and/or warnings, imposes excise and/or sales taxes, limits product sizes and/or imposes age restrictions for the sale of energy drinks;
●	Our ability to comply with and/or resulting lower consumer demand and/or lower profit margins for energy drinks and/or alcohol beverages due to proposed and/or future U.S. federal, state and local laws and regulations and/or proposed or existing laws and regulations in certain foreign jurisdictions and/or any changes therein, including changes in taxation requirements (including tax rate changes, new tax laws, new and/or increased excise, sales and/or other taxes on our products and revised tax law interpretations) and environmental laws, as well as the Federal Food, Drug, and Cosmetic Act and regulations or rules made thereunder or in connection therewith by the FDA, as well as changes in any other food, drug or similar laws in the United States and internationally, especially those changes that may restrict the sale of energy and/or alcohol drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limit caffeine or alcohol content in beverages, require certain product labeling disclosures and/or warnings, impose excise taxes, impose sugar taxes, limit product sizes, or impose age restrictions for the sale of energy and/or alcohol drinks, as well as laws and regulations or rules made or enforced by the Bureau of Alcohol, Tobacco, Firearms and Explosives and/or the FTC or their foreign counterparts;
●	Disruptions in the timely import or export of our products and/or ingredients including flavors, flavor ingredients and supplement ingredients due to port congestion, strikes and related labor issues or otherwise;
●	Our ability to satisfy all criteria set forth in any model energy drink guidelines, including, without limitation, those adopted by the American Beverage Association, of which we are a member, and/or any international beverage associations and the impact of our failure to satisfy such guidelines may have on our business;
●	The effect of unfavorable or adverse public relations, press, articles, comments and/or media attention;
●	Changes in the cost, quality and availability of containers, packaging materials, aluminum cans, the Midwest and other premiums, raw materials, including flavors and flavor ingredients, and other ingredients and juice concentrates, and our ability to obtain and/or maintain favorable supply arrangements and relationships and procure timely and/or sufficient production of all or any of our products to meet customer demand;
●	Any shortages that may be experienced in the procurement of containers and/or other raw materials including, without limitation, flavors, flavor ingredients, supplement ingredients, aluminum cans generally, PET containers used for our Monster Hydro® energy drinks, 24-ounce aluminum cap cans and 550ml BRE aluminum cans with resealable ends;

●	Limitations in securing the supply of sufficient quantities of aluminum cans may cause us to focus on producing higher volume products. As a result, certain of our lower volume products may be temporarily discontinued by our bottlers/distributors and/or their retail customers, and we may not be able to reinstate all, or any, of such lower volume products in the future;
●	In order to secure sufficient quantities of aluminum cans and sufficient co-packing availability in the future, we may be required to commit to minimum purchase volumes and/or minimum co-packing volumes. In the event that we over-estimate future demand for our products and therefore may not purchase such minimum quantities in full, or utilize such minimum co-packing volumes in full, we may incur claims and/or costs or losses in respect of such shortfalls;
●	The impact on our cost of sales of corporate activity among the limited number of suppliers from whom we purchase certain raw materials;
●	Our ability to pass on to our customers all or a portion of any increases in the costs of raw materials, ingredients, commodities and/or other cost inputs affecting our business;
●	Our ability to achieve both internal domestic and international forecasts, which may be based on projected volumes and sales of many product types and/or new products, certain of which are more profitable than others; there can be no assurance that we will achieve projected levels of sales as well as forecasted product and/or geographic mixes;
●	Our ability to penetrate new domestic and/or international markets and/or gain approval or mitigate the delay in securing approval for the sale of our products in various countries;
●	The effectiveness of sales and/or marketing efforts by us and/or by the bottlers/distributors of our products, most of whom distribute products that may be regarded as competitive with our products;
●	Unilateral decisions by bottlers/distributors, buying groups, convenience chains, grocery chains, mass merchandisers, specialty chain stores, e-commerce retailers, e-commerce websites, club stores and other customers, including retailer disagreements with our bottlers/distributors, to discontinue carrying all or any of our products that they are carrying at any time, restrict the range of our products they carry, impose restrictions or limitations on the sale of our products and/or the sizes of containers of our products and/or devote less resources to the sale of our products;
●	The impact of certain activities by competitors and others to persuade regulators and/or retailers and/or customers in certain countries to reduce the permitted or maximum container sizes for our products from those currently being sold and marketed by us;
●	The impact of possible trading disputes between our bottler/distributors and their customers and/or one or more buying groups which may result in the delisting of certain of the Company products, temporarily or otherwise;
●	The effects of retailer consolidation on our business and our ability to successfully adapt to the rapidly changing retail landscape;
●	Our ability to adapt to the changing retail landscape with the rapid growth in e-commerce retailers;
●	The effects of bottler/distributor consolidation on our business;
●	The costs and/or effectiveness, now or in the future, of our advertising, marketing and promotional strategies;
●	The success of our sports marketing, social media and other general marketing endeavors both domestically and internationally;
●	Unforeseen economic and political changes and local or international catastrophic events;
●	Possible product recalls and/or reformulations of certain of our products and/or market withdrawals of certain of our products due to defective and/or non-compliant formulas or production in one or more jurisdictions;
●	Our ability to make suitable arrangements and/or procure sufficient capacity for the co-packing of any of our products both domestically and internationally, the timely replacement of discontinued co-packing arrangements and/or limitations on co-packing availability, including for retort production;
●	Our ability to make suitable arrangements for the timely procurement of non-defective raw materials;
●	Our inability to protect and/or the loss of our intellectual property rights and/or our inability to use our trademarks, trade names or designs and/or trade dress in certain countries;
●	Volatility of stock prices which may restrict stock sales, stock purchases or other opportunities as well as negatively impact the motivation of equity award grantees;
●	Provisions in our organizational documents and/or control by insiders which may prevent changes in control even if such changes would be beneficial to other stockholders;
●	The failure of our bottlers and/or co-packers to manufacture our products on a timely basis or at all;
●	Any disruption in and/or lack of effectiveness of our information technology systems, including a breach of cyber security, that disrupts our business or negatively impacts customer relationships, as well as cybersecurity incidents involving data shared with third parties; and
●	Recruitment and retention of senior management, other key employees and our employee base in general.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks during the three-months ended September 30, 2022 compared with the disclosures in Part II, Item 7A of our Form 10-K.

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

Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 13, 2020, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “March 2020 Repurchase Plan”). During the three-months ended September 30, 2022, the Company purchased approximately 1.8 million shares of common stock at an average purchase price of $87.55 per share, for a total amount of approximately $157.4 million (excluding broker commissions), which exhausted the availability under the March 2020 Repurchase Plan. Such shares are included in the common stock in treasury in the accompanying condensed consolidated balance sheet at September 30, 2022.

On June 14, 2022, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to an additional $500.0 million of the Company’s outstanding common stock (the “June 2022 Repurchase Plan”). During the three-months ended September 30, 2022, the Company purchased approximately 1.3 million shares of common stock at an average purchase price of $88.11 per share, for a total amount of approximately $115.5 million (excluding broker commissions), under the June 2022 Repurchase Plan. As of November 4, 2022, $182.8 million remained available for repurchase under the June 2022 Repurchase Plan.

On November 2, 2022, the Company’s Board of Directors authorized a new share repurchase program for the purchase of up to an additional $500.0 million of the Company’s outstanding common stock. As a result, the aggregate amount available to repurchase the Company’s common stock as of November 4, 2022 is $682.8 million.

The following tabular summary reflects the Company’s repurchase activity during the quarter ended September 30, 2022:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or Programs (In
Period	Purchased	per Share¹	or Programs	thousands)²
Jul 1 – Jul 31, 2022	—	$—	—	$657,426
Aug 1 – Aug 31, 2022	—	$—	—	$657,426
Sept 1 – Sept 30, 2022	3,108,500	$87.78	3,108,500	$384,500

¹Excluding broker commissions paid.

²Net of broker commissions paid.

During the three-months ended September 30, 2022, no shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due.

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

101*

The following financial information from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Income for the three-and nine-months ended September 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Income for the three- and nine-months ended September 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three- and nine-months ended September 30, 2022 and 2021, (v) Condensed Consolidated Statements of Cash Flows for the nine-months ended September 30, 2022 and 2021, and (vi) the Notes to Condensed Consolidated Financial Statements.

104*

The cover page from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION
Registrant

Date: November 4, 2022	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors
and Co-Chief Executive Officer

Date: November 4, 2022	/s/ HILTON H. SCHLOSBERG
Hilton H. Schlosberg
Vice Chairman of the Board of Directors
and Co-Chief Executive Officer