Form 10-K
period 2022-12-31
Monster Beverage Corp
filed 2023-03-01
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.).     Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $44,291,170,358 computed by reference to the closing sale price for such stock on the Nasdaq Global Select Market on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock, $0.005 par value per share (being the only class of common stock of the registrant), outstanding on February 16, 2023 was 522,409,358 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Commission pursuant to Regulation 14A in connection with the registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2022.

MONSTER BEVERAGE CORPORATION

FORM 10-K

PART I

ITEM 1.BUSINESS

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

Overview

We develop, market, sell and distribute energy drink beverages and concentrates for energy drink beverages, primarily under the following brand names:

●     Monster Energy®

●     Monster Energy Ultra®

●     Monster Rehab®

●     Monster Energy®Nitro

●     Java Monster®

●     Punch Monster®

●     Juice Monster®

●     Monster Hydro® Energy Water

●     Monster Hydro® Super Sport

●     Monster Super Fuel®

●     Monster Dragon Tea®

●     Reign Total Body Fuel®

●     Reign Inferno® Thermogenic Fuel

●     Reign Storm®

●     True North®

● NOS® ● Full Throttle® ● Burn® ● Mother® ● Nalu® ● Ultra Energy® ● Play® and Power Play® (stylized) ● Relentless® ● BPM® ● BU® ● Gladiator® ● Samurai® ● Live+® ● Predator® ● Fury®

We also develop, market, sell and distribute craft beers, hard seltzers and flavored malt beverages (“FMBs”) under a number of brands, including Jai Alai® IPA, Florida ManTM IPA, Dale’s Pale Ale®, Wild BasinTM Hard Seltzers, Dallas Blonde®, Deep EllumTM IPA, Perrin Brewing CompanyTM Black Ale, Hop Rising® Double IPA, Wasatch® Apricot Hefeweizen, The Beast UnleashedTM and a host of other brands.

We also develop, market, sell and distribute still and sparkling waters under the Monster® Tour WaterTM brand name.

Industry Overview

The “alternative” beverage category combines non-carbonated, ready-to-drink iced teas, lemonades, juice cocktails, single-serve juices and fruit beverages, ready-to-drink dairy and coffee drinks, energy drinks, sports drinks and single-serve still waters (flavored, unflavored and enhanced) with “new age” beverages, including sodas that are considered natural, sparkling juices and flavored sparkling beverages. According to Beverage Marketing Corporation, domestic U.S. wholesale sales in 2022 for the “alternative” beverage category of the market are estimated at approximately $72.9 billion, representing an increase of approximately 10.4% over estimated domestic U.S. wholesale sales in 2021 of approximately $66.1 billion.

Reportable Segments

We have four operating and reportable segments: (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is primarily comprised of our Monster Energy® drinks, Reign Total Body Fuel® high performance energy drinks, Monster® Tour WaterTM and True North® Pure Energy Seltzers, (ii) Strategic Brands segment (“Strategic Brands”), which is primarily comprised of the various energy drink brands acquired from The Coca-Cola Company (“TCCC”) in 2015 as well as our affordable energy brands, (iii) Alcohol Brands segment (“Alcohol Brands”), which is primarily comprised of the various craft beers and hard seltzers purchased as part of our acquisition of CANarchy Craft Brewery Collective LLC (“CANarchy”) on February 17, 2022 as well as The Beast UnleashedTM FMBs and (iv) Other segment (“Other”), which is comprised of certain products sold by American Fruits and Flavors LLC (“AFF”), a wholly-owned subsidiary of the Company, to independent third-party customers (the “AFF Third-Party Products”).

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

The Company’s Alcohol Brands segment primarily generates operating revenues by selling kegged and ready-to-drink canned beers, hard seltzers and FMBs, primarily to beer distributors in the United States.

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

CANarchy Acquisition

On February 17, 2022, we completed our acquisition of CANarchy, a craft beer and hard seltzer company, for $329.5 million in cash (net of cash acquired), after certain working capital adjustments (the “CANarchy Transaction”). The transaction facilitates our entry into the alcohol beverage sector and brings the Cigar CityTM family of brands including Jai Alai® IPA and Florida ManTM IPA, the Oskar BluesTM family of brands including Dale’s Pale Ale®, Wild BasinTM Hard Seltzers, the Deep EllumTM family of brands including Dallas Blonde® and Deep EllumTM IPA, the Perrin Brewing CompanyTM family of brands including Black Ale, the Squatters® family of brands including Hop Rising® Double IPA and the Wasatch® family of brands including Apricot Hefeweizen to our beverage portfolio. The transaction did not include CANarchy’s stand-alone restaurants. Our organizational structure for our existing energy beverage business remains unchanged. CANarchy is functioning independently, retaining its own organizational structure and team.

2022 Product Introductions

During 2022, we continued to expand our existing energy drink portfolio by adding additional products to our portfolio in a number of countries and further developed our distribution markets. During 2022, we sold the following new products to our customers:

●	Java Monster® Cold Brew Latte
●	Java Monster® Cold Brew Sweet Black
●	Juice Monster® Aussie Style LemonadeTM
●	Live+® Watermelon
●	Monster® (stylized) Reserve Orange Dreamsicle
●	Monster Energy® Lewis Hamilton 44 Zero Sugar
●	Monster Energy® Ultra Peachy Keen®
●	Mother® Kiwi Sublime
●	Mother® Lava Guava
●	Nalu® Melon Splash
●	Play® Fruit Punch
●	Play® Peach
●	Predator® Peach
●	Predator® Red Apple
●	Rehab® Monster® Watermelon
●	Reign Total Body Fuel® Reignbow Sherbet
●	Reign Total Body Fuel® Tropical Storm
●	Relentless® Peach
●	Relentless® Raspberry

In the normal course of business, we discontinue certain products and/or product lines. Those products or product lines discontinued in 2022, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Products – Monster Energy® Drinks Segment

Monster Energy® Drinks – a line of carbonated energy drinks. Our Monster Energy® drinks contain vitamins, minerals, nutrients, herbs and other ingredients (collectively, “supplement ingredients”). We offer the following energy drinks under the Monster Energy® drink product line: Monster Energy®, Monster Energy® Zero Sugar, Lo-Carb Monster Energy®, Monster Assault®, Monster® Mango Loco®, Juice Monster® Aussie Style LemonadeTM, Juice Monster® Khaotic®, Juice Monster® Mango Loco®, Juice Monster® Pacific Punch®, Juice Monster® PapillonTM (Juiced Monster®

Monarch in certain countries) Juice Monster® Pipeline Punch®, Juice Monster® Ripper®, Monster Energy® Import, Monster Energy® Export, M3(stylized)®, Monster Mule®, Monster Cuba Libre®, Monster Energy Zero Ultra®, Monster Energy Ultra Black®, Monster Energy Ultra Blue®, Monster Energy Ultra Fiesta® Mango, Monster Energy® Ultra Golden Pineapple®, Monster Energy Ultra Paradise®, Monster Energy® Ultra Peachy Keen®, Monster Energy Ultra Red®, Monster Energy Ultra Rosa®, Monster Energy Ultra Strawberry Dreams®, Monster Energy Ultra Sunrise®, Monster Energy Ultra Violet®, Monster Energy Ultra® Watermelon, Monster Energy® Mixxd Punch, Monster Energy® Valentino Rossi, Monster Energy® Lewis Hamilton 44, Monster Energy® Lewis Hamilton 44 Zero Sugar, Monster Energy® Super Cola® (Japan), Monster® (stylized) Reserve Kiwi Strawberry, Monster® (stylized) Reserve Orange Dreamsicle, Monster® (stylized) Reserve Watermelon and Monster® (stylized) Reserve White Pineapple.

Java Monster® Coffee + Energy Drinks – a line of non-carbonated dairy based coffee + energy drinks. We offer the following coffee + energy drinks under the Java Monster® product line: Java Monster® 300 French Vanilla, Java Monster® 300 Mocha, Java Monster® Cold Brew Latte, Java Monster® Cold Brew Sweet Black, Java Monster® Irish Blend®, Java Monster® Kona Blend, Java Monster® Loca Moca®, Java Monster® Mean Bean®, Java Monster® Salted Caramel and Java Monster® Vanilla Light.

Monster Energy® Dragon Iced TeaTM Energy Teas – a line of non-carbonated energy teas. We offer the following energy teas under the Monster Energy® Dragon Iced TeaTM product line in different countries: Green Tea, Peach Tea, Raspberry Tea and Lemon Tea.

Monster Hydro® includes two product lines: Energy Water and Super Sport. Monster Hydro® Energy Water is a line of non-carbonated, lightly sweetened refreshment + energy drinks. We offer the following refreshment + energy drinks under the Monster Hydro® Energy Water product line: Blue Ice®, Watermelon®, Purple Passion® and Tropical Thunder®. Monster Hydro® Super Sport is a line of non-carbonated, lightly sweetened refreshment + energy drinks that features an enhanced electrolyte blend and BCAA’s. We offer the following refreshment + energy drinks under the Monster Hydro® Super Sport product line: Blue Streak, Killer Kiwi, Macho Mango and Red Dawg.

Monster Energy® Nitro – a line of carbonated energy drinks containing nitrous oxide. We offer the following energy drinks under the Monster Energy® Nitro product line: Cosmic Peach and Super Dry.

Monster® Tour WaterTM – a line of deep well still and sparkling waters.

Rehab® Monster® Energy Drinks – a line of non-carbonated energy drinks with electrolytes. We offer the following energy drinks under the Rehab® Monster® product line: Peach Tea, Raspberry Tea, Strawberry Lemonade, Tea + Lemonade and Watermelon.

Reign Total Body Fuel® High Performance Energy Drinks – a line of high performance energy drinks with BCAA’s, B vitamins, electrolytes and CoQ10 with zero sugar. We offer the following high performance energy drinks under the Reign Total Body Fuel® product line: Cherry Limeade, Lemon Hdz, Lilikoi Lychee, Mang-O-Matic, Melon Mania, Orange Dreamsicle, Peach Fizz, Razzle Berry, Reignbow Sherbet, Strawberry Sublime, Tropical Storm and White Gummy Bear.

Reign Inferno® Thermogenic Fuel High Performance Energy Drinks – a line of high performance energy drinks with a thermogenic performance blend in addition to BCAA’s, B vitamins, electrolytes, and CoQ10 with zero sugar. We offer the following high performance energy drinks under the Reign Inferno® Thermogenic Fuel product line: Red Dragon and Watermelon Warlord.

Reign Storm® Total Wellness Energy Drinks – a line of better-for-you energy drinks with natural caffeine, Biotin, Zinc, B vitamins, Vitamin A and Vitamin C, with zero sugar. We offer the following under the Reign Storm® Total Wellness Energy product line: Valencia Orange, Kiwi Blend, Peach Nectarine, and Harvest Grape.

True North® Pure Energy Seltzers – a line of natural, plant-based energy drinks with an immunity boost, containing zero sugar, sweeteners, artificial flavors or colors. We offer the following energy seltzers under the True North® product line: Black Cherry, Cucumber Lime, Grapefruit Lemonade, Mandarin Yuzu, Watermelon Mist and White Peach Pear.

Products – Strategic Brands Segment

BPM® – a line of carbonated energy drinks. We offer the following energy drinks under the BPM® product line: Focus Berry Red, Mango and Sour Twist.

BU® – a line of carbonated energy drinks. We offer the following energy drink under the BU® product line: Original.

Burn® – a line of carbonated energy drinks. We offer the following energy drinks under the Burn® product line: Apple Kiwi, Blue, Dark Energy, Fruit Punch, Mango, Original, Passion Punch, Peach, Peach Mango, Pineapple, Royal, Sour Twist and Zero Raspberry.

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

Live+® – a line of carbonated energy drinks. We offer the following energy drinks under the Live+® product line: Ascend, Ignite, Persist and Watermelon.

Mother® – a line of carbonated energy drinks. We offer the following energy drinks under the Mother® product line: Epic Swell, Frosty Berry, Kicked Apple®, Kiwi Sublime, Lava Guava, Original, Passion, Sugar Free, Tropical BlastTM and Zero Sugar Razzle Berry.

Nalu® – a line of carbonated energy drinks. We offer the following energy drinks under the Nalu® product line: Black Tea & Passion Fruit, Exotic, Frost, Green Tea & Ginger, Hibiscus Rooibos, Melon Splash, Original and Passion.

NOS® – a line of carbonated energy drinks. We offer the following energy drinks under the NOS® product line: GT Grape, Original and Sonic Sour.

Play® and Power Play® (stylized) – a line of carbonated energy drinks. We offer the following energy drinks under the Play® and Power Play® (stylized) product line: Apple Kiwi, Fruit Punch, Mango, Passion Fruit, Peach, Original and Sugar Free.

Predator® – a line of affordable carbonated energy drinks. We offer the following energy drinks under the Predator® product line: Gold Strike, Malt Smash, Mango Mayhem, Mean Green, Peach, Purple Rain, Red Apple, Spicy Ginger and Tropical.

Relentless® – a line of carbonated energy drinks. We offer the following energy drinks under the Relentless® product line: Apple Kiwi, Cherry, Origin, Passion Punch, Peach, and Raspberry.

Samurai® – a line of carbonated energy drinks. We offer the following energy drinks under the Samurai® product line: Fruity and Strawberry.

Ultra Energy® – a line of carbonated energy drinks. We offer the following energy drinks under the Ultra Energy® product line: Apple Kiwi, Original, Passion Punch, Peach Mango and Zero Raspberry.

Products – Alcohol Brands Segment

Cigar CityTM – a line of craft beers. We offer the following brands under the Cigar CityTM brand family: Jai Alai®, Florida ManTM, and others.

Oskar BluesTM – a line of craft beers. We offer the following brands under the Oskar BluesTM brand family: Dale’s Pale Ale®, Double Dale’s, Mama’s Little Yella Pils, and others.

Deep EllumTM – a line of craft beers. We offer the following brands under the Deep EllumTM brand family: Dallas Blonde®, Deep EllumTM IPA, and others.

Squatters® – a line of craft beers. We offer the following brands under the Squatters® brand family: Hop Rising® Double IPA, and others.

Wild BasinTM – a line of craft hard seltzers. We offer the following flavors under the Wild BasinTM product line: Lemon, Grapefruit, Peach, Berry Sorbet, Black Cherry, Strawberry and others.

Wasatch® – a line of craft beers. We offer a number of brands under the Wasatch® brand family including Apricot Hefeweizen and others.

Perrin – a line of craft beers. We offer a number of brands under the Perrin brand family including Black Ale and others.

The Beast UnleashedTM – a line of FMBs. We offer the following flavors under The Beast UnleashedTM brand family: Mean Green, Peach Perfect, Scary Berries, and White Haze.

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

Products – Packaging

Our products are packaged in a variety of different package types and sizes including, but not limited to, aluminum cans, aluminum cap cans, sleek aluminum cans, aluminum cans with re-sealable ends, kegs as well as polyethylene terephthalate (PET) plastic bottles.

Manufacture and Distribution

AFF develops and manufactures the primary flavors for our Monster Energy® Drinks segment.

In 2022, we continued to outsource the manufacturing process for our finished goods energy drink products to third-party bottlers and contract packers.

We purchase flavor ingredients, flavors, concentrates, sweeteners, juices, supplement ingredients, cans, bottles, caps, labels, trays, boxes and other ingredients for our non-alcohol products from ingredient suppliers, which are delivered to our various third-party bottlers and co-packers. In some cases, certain common supplies may be purchased by our various third-party bottlers and co-packers. Depending on the product, the third-party bottlers or co-packers add filtered water and/or other ingredients (including supplement ingredients) for the manufacture and packaging of the finished products into our approved containers in accordance with our recipes and formulas. Depending on the beverage, the bottler/packer may also add carbonation to the products as part of the production process.

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

For our Alcohol Brands segment, we purchase cans, cartons, hops, malt, yeast, sugar, ethanol and other additives and flavorings and packaging materials from ingredient and raw material suppliers to be used in the brewing, fermentation, and packaging of alcohol beers and FMB products. We are granted a right-of-use for any kegs used in production from a third-party supplier at a contracted rate per fill. Most of our alcohol finished goods are manufactured at one of our seven owned or leased manufacturing facilities, but we have started and will increase production and packaging at co-packers as we require additional capacity.

Co-Packing Arrangements

All of our non-alcohol and certain alcohol finished goods are manufactured by various third-party bottlers and co-packers situated throughout the United States and abroad, under separate arrangements with each party. Our co-packaging arrangements vary in terms and do not generally obligate us to procure minimum quantities of products within specified periods. However, from time to time, we may enter into manufacturing contracts with agreed upon minimum quantities to ensure continuity of supply of certain products in certain territories.

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

Our ability to estimate demand for our products is imprecise, particularly with new products, and may be less precise during periods of rapid growth, including in new markets. If we materially underestimate demand for our products and/or are unable to secure sufficient ingredients or raw materials including, but not limited to, aluminum cans, aluminum cap cans, sleek aluminum cans, aluminum cans with re-sealable ends, PET plastic bottles, caps, labels, flavor ingredients, flavors, juice concentrates, coffee, tea, supplement ingredients, ethanol, other ingredients and certain sweeteners, and/or procure adequate packing arrangements and/or obtain adequate or timely shipment of our products, we might not be able to satisfy demand on a short-term basis. (See “Part I, Item 1A – Risk Factors”).

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

Distribution Agreements

During 2022, we continued to expand distribution of our products in both our domestic and international markets.

Distribution levels vary by product and geographic location. Net sales outside the United States were $2.36 billion, $2.04 billion and $1.51 billion for the years ended December 31, 2022, 2021 and 2020, respectively.

Monster Energy® Distribution Agreements

We have entered into agreements with various bottlers/distributors providing for the distribution of our Monster Energy® energy drinks during initial terms of up to twenty years, which may be renewed thereafter for additional terms ranging from one to five years, subject to certain terms and conditions, which may vary depending on the form of the agreement. Such agreements remain in effect for their then-current term as long as our products are being distributed, but are subject to specified termination rights held by each party, which may include by way of example, and depending on the form of agreement, termination upon: mutual agreement; material breach of the agreement by, or an insolvency of, either party; deadlock; change of control; changes in legal or regulatory conditions and termination of certain related agreements. Additionally, we are entitled to terminate certain distribution agreements at any time without cause upon payment of a termination fee, including a limited number of distribution agreements with TCCC network bottlers that were entered into prior to 2015.

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

Alcohol Brands Distribution Agreements

CANarchy has entered into agreements with various beer distributors, both in the United States and internationally, providing for the distribution of our alcohol products. Such agreements have varying terms and durations. CANarchy, along with Monster Brewing LLC, has also entered into distribution agreements with licensed beer distributors for the exclusive distribution of certain beverages in agreed upon territories.

Raw Materials and Suppliers

The principal raw materials used in the manufacturing of our products are aluminum cans, aluminum cap cans, sleek aluminum cans, aluminum cans with re-sealable ends, PET plastic bottles, caps, kegs, cartons as well as flavors, juice concentrates, glucose, sugar, sucralose, milk, cream, coffee, tea, hops, malt, yeast, ethanol, supplement ingredients and other packaging materials, the costs of which are subject to fluctuations.

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

With regard to our Java Monster® product line, the dairy and retort co-packing industries are subject to shortages and increased demand from time to time, which may result in production disruption and/or higher prices.

For certain flavors purchased from third-party suppliers and used in certain of our Monster Energy® brand energy drinks, Strategic Brands energy drinks and/or our alcohol drinks, these third-party flavor suppliers own the proprietary rights to certain of their flavor formulas. We do not have possession of the list of such flavor ingredients or formulas used in the production of certain of our products and certain of our blended concentrates, and we may be unable to obtain comparable flavors or concentrates from alternative suppliers on short notice. Our third-party flavor suppliers generally do not make such flavors and/or blended concentrates available to other third-party customers.

We have entered into purchase agreements with key packaging and ingredient suppliers to maintain an adequate supply of such packaging and ingredients for the next one to four years based on current anticipated volume needs. Changes to those volume needs could result in shortages or excess supply of these contracted varieties. Many outside factors such as crop yield, weather, agricultural legislation, and the geopolitical climate could impact supply and price; however, we do source certain ingredients from different regions and suppliers to mitigate some of this risk.

We have identified alternative suppliers for many of the ingredients contained in many of our beverages. However, industry-wide shortages of certain flavor ingredients, flavors, fruits and fruit juices, coffee, tea, dairy-based products, supplement ingredients and sweeteners have been, and could from time to time in the future be, encountered, which could interfere with and/or delay production of certain of our products.

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

Important factors affecting our ability to compete successfully include brand and product image, taste and flavor of products, trade and consumer promotions, rapid and effective development of new and unique cutting-edge products, ingredients, production processes, attractive and different packaging, brand exposure and marketing as well as pricing. We depend on our bottlers and full service beverage distributors to prioritize our products, provide stable and reliable distribution and secure adequate shelf space in retail outlets. Competitive pressures in the “alternative,” energy, coffee, “functional,” and “beyond beer” (hard seltzers, FMBs, canned cocktails and other ready-to-drink beverages) beverage categories could cause our products to maintain or to lose market share, or we could experience price erosion, which could materially impact our business and results of operations.

We have experienced and continue to experience competition from new entrants in the energy drink, energy shot, beer and beyond beer categories. For instance, a number of companies which market and distribute iced teas, coffees, juice cocktails, enhanced waters and sports drinks in various larger volume packages in glass and plastic bottles (including BODYARMOR, Vitamin Water, CORE, Arizona, Ocean Spray, Powerade, Prime, Gatorade Bolt 24 and Starbucks) and 12- and 16-ounce cans (such as Mountain Dew Kickstart and Game Fuel), have added supplement ingredients to their products with a view to marketing their products as “functional” or energy beverages or as having “functional” benefits. We believe that many of those products contain lower levels of supplement ingredients, principally deliver refreshment and are positioned differently from our energy or “functional” drinks.

We are also subject to increasing levels of regulatory issues including in relation to the registration and/or taxation of our products in certain new international markets, which may put us at a competitive disadvantage. (See “Government Regulation” below for additional information).

We compete not only for consumer preference, but also for maximum marketing, sales efforts and attention from our multi-brand licensed bottlers and distributors, many of which have a principal affiliation with competing companies and brands. Our products compete with all liquid refreshments and in many cases with products of much larger and in some cases better financed competitors, including the products of numerous nationally and internationally known producers such as TCCC, PepsiCo, Inc. (“PepsiCo”), Keurig Dr. Pepper Inc. (“KDP”) and Red Bull GmbH. From time to time, such larger competitors may enter into distribution agreements with certain other competitors. We also compete with companies that are smaller or primarily local in operation. Our products also compete with private-label brands such as those carried by grocery store chains, convenience store chains and club stores.

Domestically, our energy drinks compete directly with Red Bull, Rockstar, MTN Dew Amp, MTN Dew Kickstart, MTN Dew GameFuel and MTN Dew Energy, G Fuel, Venom, VPX Redline, 5-Hour Energy Shots, MiO Energy, VPX Bang, V8 + Energy, Uptime, hi*ball, CELSIUS, C4, Alani Nu, 3D Energy, ZOA Energy, Rowdy Energy, GHOST Energy, Gatorade Fast Twitch, Prime Energy, Starbucks BAYA Energy, Guayaki Yerba Mate, Optimum Nutrition, Adrenaline Shoc and many other brands.

Internationally, our energy drinks compete with Red Bull (including non-carbonated Red Bull in China and Asia), Rockstar, V-Energy, Lucozade, and numerous local and private-label brands that usually differ from country to country, such as HELL, Amper, Shock, Tiger, Fearless, Boost, TNT, Shark, Dragon, Score, Sting, Hot 6, Suntory ZONE, Battery, Bullit, Flash Up, Black, Non-Stop, Bomba, Semtex, Vive 100, Dark Dog, Speed, Guarana, M-150, Lipovitan, Bacchus, Volt, Bolt, Mr. Big, Boom, Raptor, Amp, Fusion, Hi-Tiger, Eastroc Super Drink, Carabao, Power Horse, XL, Crazy Tiger, Effect, Missile, Nocco, Adrenaline Rush, Real Gold, War Horse, BLU, CELSIUS, Eneryeti, GURU Organic Energy and a host of other international brands.

Our Reign Total Body Fuel® and Reign Inferno® Thermogenic Fuel high performance energy drinks compete with VPX Bang, Adrenaline Shoc, C4, CELSIUS HEAT, NOCCO, Rockstar XDURANCE, Ghost Energy, G Fuel, VPX Redline, Bucked Up Energy, and 3D in the performance energy category.

Our Java Monster® product line competes directly with Starbucks Frappuccino, Starbucks Doubleshot, Starbucks Tripleshot and other Starbucks coffee drinks, Costa Coffee, Dunkin Donuts, Stok, High Brew, Douwe Egberts Coffee, Emmi CAFFÈ, Bang Keto Coffee, Nescafe, Black Rifle, International Delight, Rise Brewing Co. and Black Stag.

Our Monster Hydro® Energy Water and Monster Hydro® Super Sport product lines compete directly with BODYARMOR, Vitamin Water, Sparkling Ice, Bai, Propel, Vita Coco, Lucozade, Powerade, Gatorade, Gatorade Fast Twitch, Gatorade Bolt24 and Prime Hydration.

Our True North® Pure Energy Seltzer product line competes directly with Celsius and Alani Nu.

Our CANarchy family of products and The Beast UnleashedTM product line competes within the FMB, hard seltzer, and craft beer categories of the alcohol beverage industry. Competition includes microbreweries, regional brewers, national craft brewers, and large international and domestic producers of beers, FMBs, and hard seltzers such as Molson Coors, Constellation Brands, AB InBev, The Boston Beer Company and The Mark Anthony Group among many others.

Sales and Marketing

Our sales and marketing strategy for all our non-alcohol beverages is to focus our efforts on developing brand awareness through image-enhancing programs and product sampling. We support our non-alcohol brands with prize promotions, price promotions, competitions, endorsements from selected public and sports figures, sports personality endorsements, sampling and sponsorship of selected athletes, teams, series, bands, esports, causes and events. We utilize “push-pull” methods to enhance shelf and display space exposure in sales outlets (including racks, coolers and barrel coolers), advertising, in-store promotions and in-store placement of point-of-sale materials to encourage demand from consumers for our products. In-store posters, outdoor posters, social media, concerts, print, radio and television advertising (directly and through our sponsorships and endorsements) and coupons may also be used to promote our brands. We use our branded vehicles and other promotional vehicles at events where we offer samples of our products to consumers. These strategies and activities may apply to the CANarchy family of products or The Beast UnleashedTM where permitted by applicable laws.

We also manage taprooms and brewpubs adjacent to some of our manufacturing locations where we sell our alcohol products, merchandise, and food to consumers in a branded environment.

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

We increased expenditures for our sales and marketing programs by approximately 11.4% in the twelve-months ended December 31, 2022 compared to the twelve-months ended December 31, 2021.

Customers

Our non-alcohol customers are primarily full service beverage bottlers/distributors, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, foodservice customers, value stores, e-commerce retailers and the military. Our alcohol customers are primarily beer distributors who in turn sell to retailers within the alcohol distribution system. Percentages of our gross billings to our various customer types for the years ended December 31, 2022, 2021 and 2020 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such bottlers/distributors’ sales to their own customers.

	2022	2021	2020
U.S. full service bottlers/distributors	48%	51%	56%
International full service bottlers/distributors	39%	39%	34%
Club stores and e-commerce retailers	9%	8%	8%
Retail grocery, direct convenience, specialty chains and wholesalers	2%	1%	1%
Alcohol, direct value stores and other	2%	1%	1%

Our non-alcohol customers include Coca-Cola Canada Bottling Limited, Coca-Cola Consolidated, Inc., Coca-Cola Bottling Company United, Inc., Reyes Coca-Cola Bottling, LLC, Coca-Cola Southwest Beverages LLC, The Coca-Cola Bottling Company of Northern New England, Inc., Swire Pacific Holdings, Inc. (USA), Liberty Coca-Cola Beverages, LLC, Coca-Cola Europacific Partners, Coca-Cola Hellenic, Coca-Cola FEMSA, Swire Coca-Cola (China), COFCO Coca-Cola, Coca-Cola Beverages Africa, Coca-Cola İçecek and certain other TCCC network bottlers, Asahi Soft Drinks, Co., Ltd., Wal-Mart, Inc. (including Sam’s Club), Costco Wholesale Corporation and Amazon.com, Inc.

Our alcohol customers include J.J. Taylor Distributing, Ben E. Keith, Reyes Beer Division, Sheehan Family Companies, and Admiral Beverage.

A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material adverse effect on our financial condition and results of operations.

Coca-Cola Consolidated, Inc. accounted for approximately 11%, 12% and 12% of our net sales for the years ended December 31, 2022, 2021 and 2020, respectively.

Reyes Coca-Cola Bottling, LLC accounted for approximately 9%, 10% and 11% of our net sales for the years ended December 31, 2022, 2021 and 2020, respectively.

Coca-Cola Europacific Partners accounted for approximately 13%, 12% and 10% of our net sales for the years ended December 31, 2022, 2021 and 2020.

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

Intellectual Property

We presently have more than 17,500 registered trademarks and pending applications in various countries worldwide, and we apply for new trademarks on an ongoing basis. We regard our trademarks, service marks, copyrights, domain names, trade dress and other intellectual property as very important to our business. We consider Monster®, Monster Energy®, ®, Monster Energy Ultra®, Monster Dragon Iced Tea®, Unleash the Beast!®, Rehab® Monster®, Java Monster®, Muscle Monster®, Punch Monster®, Juice Monster®, Hydro® (stylized), Monster HydroSport Super Fuel®, Hydro Super Sport®, Monster Super Fuel®, Espresso Monster®, Monster Energy® Nitro, Reign Total Body Fuel®, Reign Inferno®, Reign Storm®, True North®, BU®, Nalu®, NOS®, Full Throttle®, Burn®, Mother®, Ultra Energy®, Play® and Power Play® (stylized), Relentless®, Predator®, Fury®, Live+®, BPM®, Gladiator®, Samurai®, Oskar Blues Brewery®, Cigar City®, Deep Ellum Brewing Co®, Perrin Brewing Company®, Squatters®, Wasatch®, Jai Alai®, Dale’s Pale Ale®, Dallas Blonde®, Wild BasinTM, Dale’s®, Mama’s Little Yella Pils®, Hop Rising® and The Beast UnleashedTM to be our core trademarks. We also own the intellectual property of our most important flavors for certain of our Monster Energy® Brand energy drinks in perpetuity.

We have registered Monster®, Monster Energy®, ®, Monster Energy Ultra®, Unleash the Beast!®, Rehab® Monster®, Java Monster®, Muscle Monster®, Punch Monster®, Juice Monster®, Hydro® (stylized), Espresso Monster®, True North®, BU®, Nalu®, Burn®, Mother®, Play®, Power Play® (stylized), Relentless®, Ultra Energy®, BPM®, Predator®, Fury®, Live+®, Gladiator®, Samurai®, Reign®, Reign Total Body Fuel® and Reign Inferno® outside of the United States in certain jurisdictions.

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

Government Regulation

The production, distribution and sale in the United States of many of our products are subject to various U.S. federal, state and local regulations, including but not limited to: the Federal Food, Drug and Cosmetic Act (“FD&C Act”); the Occupational Safety and Health Act and various state laws and regulations governing workplace health and safety; various environmental statutes; the Safe Drinking Water and Toxic Enforcement Act of 1986 (“California Proposition 65”); various state and federal laws and regulations pertaining to the sale and distribution of alcohol beverages; data privacy and personal data protection laws and regulations, including the California Consumer Privacy Act of 2018 (as modified by the California Privacy Rights Act) and a number of other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, marketing, labeling, packaging, and ingredients of such products. Outside the United States, the production, distribution and sale of many of our products are also subject to numerous statutes and regulations.

We also may in the future be affected by other existing, proposed and potential future regulations or regulatory actions, including those described below, any of which could adversely affect our business, financial condition and results of operations. See “Part I, Item 1A – Risk Factors – Changes in government regulation, or a failure to comply with existing regulations related to energy drinks, could adversely affect our business, financial condition and results of operations,” “Regulations concerning our alcohol beverages may adversely affect our business, financial condition or results of operations and inhibit the sales of such products,” and “Significant changes to or failure to comply with various environmental laws may expose us to liability and/or cause certain of our facilities and/or those of our co-packers to close, relocate or operate at reduced production levels, which could adversely affect our business, financial condition and results of operations” below for additional information.

Furthermore, legislation and regulation may be introduced in the United States and other countries at the federal, state, municipal and supranational level in respect of each of the subject areas discussed below. Public health officials and health advocates are increasingly focused on the public health consequences associated with obesity and alcohol consumption, especially as they may affect children, and are seeking legislative change to reduce the consumption of sweetened and alcohol beverages. There also has been an increased focus on caffeine content in beverages and we are seeing some attention to other ingredients in energy drinks. In some territories, such as the European Union, food additives including sweeteners such as sucralose are subject to a safety re-evaluation which could potentially lead to changes in the specification for such additives or removal from the approved list of additives.

Product Formulation, Labeling, Packaging, and Advertising. Globally, we are subject to a number of regulations applicable to the formulation, labeling, packaging, and advertising (including promotional campaigns) of our products. In California, we are subject to California Proposition 65, a law which requires that a specified warning be provided before exposing California consumers to any product that contains in excess of threshold amounts of a substance listed by California as having been found to cause cancer or reproductive toxicity. California Proposition 65 does not require a warning if the manufacturer of a product can demonstrate that the use of the product in question exposes consumers to an average daily quantity of a listed substance that is below that threshold amount, which is determined either by scientific criteria set forth in applicable regulations or via a “safe harbor” threshold that may be established by the state, or the substance is naturally occurring, or is subject to another applicable exception. If we are required to add warning labels to any of our products or place warnings in certain locations where our products are sold, it will be difficult to predict whether, or to what extent, such a warning would have an adverse impact on sales of our products in those locations or elsewhere. In addition, there has been increasing regulatory activity globally regarding constituents in packaging materials, including perfluoroalkyl and polyfluoroalkyl substances (“PFAS”). Regardless of whether perceived health consequences of these constituents are justified, such regulatory activity could result in additional government regulations that impact the packaging of our beverages.

In addition, the U.S. Food and Drug Administration (the “FDA”) has regulations with respect to serving size information and nutrition labeling on food and beverage products, including a requirement to disclose the amount of added sugars in such products. Further, the U.S. Department of Agriculture promulgated regulations requiring that, by January 1,

2022, the labels of certain bioengineered foods include a disclosure that the food is bioengineered. These regulations may impact, reduce and/or otherwise affect the purchase and consumption of our products by consumers.

Other countries, such as Argentina, Brazil, Colombia, the member states of the Gulf Cooperation Council, Mexico, the People’s Republic of China, Peru and Uruguay are also considering, or have enacted, new labeling requirements, which may require us to amend our labels and warning statements. The United Kingdom Government has also suggested that it may review food labeling laws following the United Kingdom’s departure from the European Union (“Brexit”).

More generally, some markets, such as Tanzania, have specific energy drink standards that do not always allow for inclusion of certain ingredients, such as L-carnitine and ginseng, in our products. Peru also recently challenged the use of L-carnitine in energy drinks. Other markets may also restrict or prohibit the use of ginseng and certain other botanicals in food. We may incur costs to address such country-specific requirements for or face restrictions on our products.

Age and Other Restrictions on Energy Drink Products. Proposals to limit or restrict the sale and/or advertising of energy drinks to minors and/or persons below a specified age, and/or restrict the venues in which energy drinks can be sold, and/or to restrict the use of the Supplemental Nutrition Assistance Program (formerly food stamps) to purchase energy drinks have been raised and/or enacted in certain U.S. states, counties, municipalities and/or in certain foreign countries. For example, in the United States, bills seeking to impose an age restriction on the sale of energy drinks have been introduced in the Connecticut, Massachusetts, and South Carolina legislatures. Outside of the United States, for example, Latvia, Lithuania, Turkey, and Bahrain prohibit the sale of energy drinks to persons under the age of 18; Canada prohibits the promotion of energy drinks to children 12 years and under; Latvia and Scotland prohibit the sale of energy drinks in educational establishments; and Turkey prohibits the sale or advertising of energy drinks in “collective consumption areas,” such as sports complexes, schools or hospitals. In Mexico, the States of Tabasco and Oaxaca prohibit the sale of energy drinks to minors and the consumption in schools; Colima prohibits the sale of energy drinks in private and public schools. Other Latin American countries such as Chile and Brazil have been considering age and other sales restrictions on energy drinks, as are other countries such as the United Kingdom (other than Scotland) and Spain. Poland has introduced a far-reaching bill that would, among other measures, ban the sale of energy drinks to persons under 18, ban advertising of energy drinks on television and radio between 6 am and 8 pm with very limited exceptions, ban online and billboard advertising for energy drinks, and effectively ban the sale or distribution of non-energy drink products carrying energy drink branding. Similar rules would not apply to coffee products that contain similar or higher levels of caffeine.

Excise Taxes on Energy Drinks. Legislation that would impose an excise tax on sweetened beverages has been proposed in the U.S. Congress, in some state legislatures and by some local governments, with excise taxes generally ranging between $0.01 and $0.02 per ounce of sweetened beverage. Berkeley, California became the first jurisdiction to pass such a measure, and a general tax of $0.01 per ounce on certain sweetened drinks, including energy drinks, became effective on January 1, 2015. Other U.S. jurisdictions (including Albany, Oakland and San Francisco, California; Boulder, Colorado; Philadelphia, Pennsylvania, Seattle, Washington, and Washington, DC) have passed similar measures, some of which have been challenged in litigation. The imposition of such taxes on our products would increase the cost of certain of our products or, to the extent levied directly on consumers, make certain of our products less affordable. Excise taxes on sweetened beverages already are in effect in certain foreign countries where we do business, such as France, the United Kingdom, Ireland, South Africa, Mexico and Colombia. Poland recently established a tax on drinks with added sugars, specifically targeting beverages containing caffeine and taurine. Other countries are considering similar measures. In addition, legislation has been proposed in certain jurisdictions that would specifically impose excise taxes on energy drinks. For example, Kuwait is considering a proposal that would impose an excise tax on energy drinks. Such targeted legislation has been passed in other countries. For instance, on January 1, 2020, a reform to a Mexican excise tax went into effect that expanded the definition of an “energy drink” subject to this tax to include products with any amount of caffeine (the prior version of the tax required a threshold of 20 milligrams of caffeine per 100 millimeters for the tax to be applicable) and “taurine or glucuronolactone or thiamine and/or any other substance that produces similar stimulating effects.” Hungary has instituted an excise tax to which our products are subject. Bahrain, Saudi Arabia and the United Arab Emirates began applying a selective tax of 100% on energy drinks in 2017, Qatar and Oman began applying the tax in 2019, and there are indications that a similar measure may be enacted in Kuwait.

Limits on Caffeine Content. Legislation has been proposed to limit the amount of caffeine that may be contained in beverages, including energy drinks. Some jurisdictions where we do business have prescribed limited caffeine content for beverages. For example, in Canada, the maximum amount of caffeine cannot exceed 180 mg per single-serving container or per serving (500 ml) in the case of a multi-serving container. We adjusted the caffeine levels in certain of our Monster Energy® products that are sold in Canada to address these regulations, although the majority of our products were unaffected. In Europe, examples of caffeine restrictions include the Netherlands where there is a limit of 35mg/100ml, and Norway introduced, as of January 1, 2020 (subject to transition periods), a limit of 32mg/100ml. Caffeine limit restrictions or restrictions on combining caffeine with other ingredients or in particular product sectors (such as performance beverages/sport drinks) have also been implemented or proposed in other jurisdictions, including Turkey, India, Pakistan’s Punjab region, Egypt, Spain, Colombia, Iraq, and the member states of the Gulf Cooperation Council. Such restrictions could require reformulations of certain of our products. However, we may not be able to satisfactorily reformulate our products in all jurisdictions that adopt similar legislation.

Limitations on Container Size. We package our products in a variety of different package types and sizes including, for certain of our Monster Energy® brand energy drinks, aluminum cans larger than 16 fluid ounces. Certain jurisdictions, such as Colombia, Costa Rica, Egypt, the Dominican Republic, and Spain, have considered container size limitations on energy drinks and other beverages. If adopted, such limitations may require us to change the container size of our products sold in certain countries. Other countries, like England, have considered and rejected proposed can size limitations although it is open to such markets to revisit these and other similar proposals.

Compliance with Alcohol-Related Regulation and Laws. Our Alcohol Brands segment is regulated by federal, state and local governments in both the U.S. and abroad whose laws and regulations govern the production, distribution and sale of alcohol beverages, including licensing, permitting, advertising and marketing. To operate our breweries, manufacturing facilities and other alcohol-related facilities, as well as to sell our alcohol products, we must obtain and maintain numerous approvals, licenses and permits from governmental agencies, including, but not limited to, the U.S. Department of Treasury, the Alcohol and Tobacco Tax and Trade Bureau (“TTB”), the U.S. Department of Agriculture, the FDA, state alcohol regulatory agencies and state and federal environmental agencies. Our breweries, in particular, are subject to audits and inspections by TTB and applicable state alcohol regulatory agencies at any time.

Our alcohol beverages are also subject to various taxes, license fees, and the like levied by governmental entities as well as bonds that such entities may deem necessary to ensure compliance with applicable laws and regulations. One such tax that we must comply with is the federal excise taxes. Beginning in January 2018, the federal excise taxes imposed on domestic brewers that produce less than 2 million barrels annually were reduced from $7.00 to $3.50 per barrel on the first 60,000 barrels shipped annually. State and local excise taxes, on the other hand, vary based on the alcohol content and type of beverage. Federal, state, or local governments may increase such excise taxes in the future.

Compliance with Environmental Laws. Our facilities and those of our co-packers in the United States are subject to federal, state and local environmental laws and regulations, including those relating to air emissions, water discharges, the use of water resources, waste disposal, and recycling. Our operations in other countries are subject to similar federal, state, local and supranational laws and regulations that may be applicable in such countries. Changes in environmental compliance mandates, and any expenditures necessary to comply with such requirements, could adversely affect our financial performance and future growth. In addition, continuing concern over environmental matters, including climate change, is expected to continue to result in new or increased legal and regulatory requirements (in and outside of the United States), including to reduce or mitigate the potential effects of greenhouse gases, to limit or impose additional costs on commercial water use due to local water scarcity concerns, or to expand mandatory reporting of certain environmental, social and governance metrics. Compliance with these provisions has not had, nor do we expect such compliance to have, any material adverse effect upon our capital expenditures, net income or competitive position.

Container Deposits. Various municipalities, states and foreign countries require that a deposit be charged for certain non-refillable beverage containers. The precise requirements imposed by these measures vary by jurisdiction. Other deposit, recycling, ecotaxes and/or product stewardship proposals have been, and may in the future be, introduced and enacted at the federal, state, and local levels, and in foreign countries.

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

Human Capital Resources

As of December 31, 2022, we have employees in 72 countries, with a total of 5,296 employees working worldwide. This employee population includes 3,611 employees in North America, 367 employees in Latin America, 275 employees in Asia Pacific and 1,043 employees in Europe, Mideast and Africa (“EMEA”). Most of our employees are full-time (4,607 employees) and the remaining 689 employees hold part-time positions. Of our 5,296 employees, we employ 1,923 in corporate and operational capacities (including administration, human resources, legal, information technology, operations, facilities, warehouse, product development, regulatory and accounting) and 3,373 persons in sales and marketing capacities.

As of December 31, 2022, approximately 43% of our U.S. employees are from one or more underrepresented groups, including, but not limited to, Black, Latino, Asian, Pacific Islander, Native American and other Indigenous tribes and approximately 36% of our U.S. employees are female.

In 2020, we established our Equality, Diversity and Inclusion (EDI) Leadership Advisory Group, comprised of leaders from across the Company, designed to provide insight on our diversity and inclusion efforts and to assist in the integration of the EDI program within our overall strategy and business objectives. In 2021, we established three regional EDI Working Councils across the Americas, EMEA, and APAC regions. We provide training for our employees covering harassment, discrimination and unconscious bias.

We support our employees through a variety of training, mentorship and development programs. We have a mid-level manager development program, in which participants learn leadership skills, network with peers and senior executives, and tackle critical initiatives. We also have a leadership development platform in partnership with a third party, for senior leaders to receive university grade certificates in business strategy and innovation and complete Food and Beverage Executive courses, as well as an electronic learning platform that focuses on business acumen, professional development and technical capabilities. In addition, we provide employees with access to an e-learning platform that offers courses focused on job and career training, business acumen, professional development and technical capabilities.

We provide compensation packages designed to attract and retain talent while maintaining alignment with market compensation surveys. We have multiple short-term incentive programs focused on incentivizing and retaining talent throughout the organization and provide long-term incentive programs to employees through equity and/or performance cash awards.

We currently cover the cost of insurance premiums including medical (including virtual visits), dental, vision, life, accidental death and dismemberment and short and long term disability, covering full-time employees and share in the cost of insurance premiums covering eligible dependents including medical, dental and vision coverage. We also offer several voluntary benefits to full-time employees, including supplemental life insurance, whole life insurance, accident insurance, critical illness insurance, flexible health spending accounts, flexible spending accounts for childcare, travel insurance, pre-paid legal cover, healthy rewards programs, identity theft assistance, and retirement savings account(s).

We also offer an Employee Assistance Program (EAP) to all employees. See Note 19, “Employee Benefit Plan” in the Notes to the Consolidated Financial Statements for a discussion of our 401(k) Plan.

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

ITEM 1A.RISK FACTORS

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

Operational and Industry Risks

●	The Company and TCCC have extensive commercial arrangements and, as a result, the Company’s future performance is substantially dependent on the success of its relationship with TCCC.
●	Provisions in our organizational documents and control by insiders or TCCC may prevent changes in control even if such changes would be beneficial to other stockholders.
●	We rely on bottlers and other contract packers to manufacture our products. If we are unable to maintain good relationships with our bottlers and contract packers and/or their ability to manufacture our products becomes constrained or unavailable to us, our business could suffer.
●	We rely on our breweries for production of certain of our alcohol beverages, and developments negatively affecting production at such facilities could materially impact the financial results of our Alcohol Brands segment.

●	We rely on bottlers and distributors to distribute our products. If we are unable to maintain good relationships with our existing bottlers and distributors and/or secure such bottlers and distributors, our business could suffer.
●	We currently derive most of our revenues from energy drinks, and competitive pressure in the energy drink category could adversely affect our business and operating results.
●	Criticism of our beverages and/or criticism or a negative perception of our products generally could adversely affect us.
●	Increased competition in the beverage industry and changing retail landscape could hurt our business.
●	Our inability to implement our growth strategy, including expanding our business in existing and new sectors, such as the alcohol beverage sector, or successfully integrate acquired businesses or assets could adversely affect our business and financial results.
●	Changes in consumer product and shopping preferences may reduce demand for our products.
●	Our continued expansion outside of the United States exposes us to uncertain conditions and other risks in international markets.
●	If we are not able to pass on increases in the costs of raw materials, including aluminum cans, ingredients, fuel and/or costs of co-packing or if we experience shortages of such raw materials, our business and results of operations could be materially, adversely affected and result in a higher cost base.
●	Our failure to accurately estimate demand for our products or maintain sufficient inventory levels could adversely affect our business and financial results.
●	Our business is subject to seasonality, which may cause fluctuations in our operating results.
●	The costs of packaging supplies, ocean and domestic freight, and inflation generally may adversely affect our results of operations.
●	Global or regional catastrophic events, such as the military conflict in Ukraine, could impact our operations and affect our ability to grow our business.
●	The COVID-19 pandemic has impacted and may continue to impact our business and operations.
●	Failure to meet sustainability expectations or standards could expose us to increased costs, reputational harm, or other adverse consequences.
●	Climate change and natural disasters may negatively affect our business.
●	If we are not able to retain the services of our workforce, there may be an adverse effect on our operations and/or our operating performance until we find suitable replacements.
●	Negative publicity (whether or not warranted) could damage our brand image and corporate reputation, and may cause our business to suffer.

Government Regulation and Litigation Risks

●	Changes in government regulation, or a failure to comply with existing regulations, related to energy drinks, could adversely affect our business, financial condition and results of operations.
●	Regulations concerning our alcohol beverages may adversely affect our business, financial condition or results of operations and inhibit the sales of such products.
●	Significant changes to or failure to comply with various environmental laws may expose us to liability and/or cause certain of our facilities and/or those of our co-packers to close, relocate or operate at reduced production levels, which could adversely affect our business, financial condition and results of operations.
●	We cannot predict the effect of possible inquiries from and/or actions by attorneys general, other government agencies and/or quasi-government agencies into the production, advertising, marketing, promotion, labeling, ingredients, usage and/or sale of our products.

●	Litigation regarding our products, and related unfavorable media attention, could expose us to significant liabilities and reduce demand for our products, thus negatively affecting our financial results.
●	If we encounter material product recalls, our business may suffer material losses and such recalls could damage our brand image and corporate reputation, also resulting in material losses.

Intellectual Property, Information Technology and Data Privacy Risks

●	Our intellectual property rights are critical to our success, and the loss of such rights could materially adversely affect our business.
●	We must continually maintain, monitor, protect and/or upgrade our information technology systems, including protecting us from internal and external cybersecurity threats.

Financial Risks

●	Fluctuations in our effective tax rate could adversely affect our financial condition and results of operations.
●	We may be required in the future to record a significant charge to earnings if our goodwill or intangible assets become impaired.
●	Fluctuations in foreign currency exchange rates may adversely affect our operating results.
●	Uncertainty in the financial markets and other adverse changes in general economic or political conditions in any of the major countries in which we do business could adversely affect our industry, business and results of operations.
●	Default by or failure of one or more of our counterparty financial institutions could cause us to incur significant losses.
●	Our investments are subject to risks which may cause losses and affect the liquidity of these investments.

Operational and Industry Risks

The Company and TCCC have extensive commercial arrangements and, as a result, the Company’s future performance is substantially dependent on the success of its relationship with TCCC.

We have transitioned all third parties’ rights to distribute the Company’s energy drink products in the U.S. to members of TCCC’s distribution network, which largely consists of independent bottlers/distributors. In addition, except for a handful of countries, TCCC is our preferred distribution partner globally, with members of TCCC’s network distributing our products internationally, including in Africa, Asia, Canada, Central and South America, Europe, Mexico and the Middle East. We expect TCCC’s distribution network to continue as our preferred distribution partner globally. As a result, we have reduced our distributor diversification and are now dependent on TCCC’s domestic and international distribution platforms.

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

Our organizational documents may limit changes in control. Furthermore, as of February 16, 2023, Mr. Sacks and Mr. Schlosberg together may be deemed to beneficially own and/or exercise voting control over approximately 9.3% of our outstanding common stock. As of February 16, 2023, TCCC owned approximately 19.5% of our common stock. TCCC has also nominated one director to the Company’s board of directors. Consequently, Mr. Sacks, Mr. Schlosberg and/or TCCC could exercise significant control over matters submitted to a vote of our stockholders, including electing directors, amending organizational documents and disapproving extraordinary transactions such as a takeover attempt, even though such actions may be favorable to the other common stockholders.

In particular, TCCC’s ownership could have an effect on the Company’s ability to engage in a change in control transaction. TCCC is obligated for a period of time to vote all of its common shares of the Company in excess of 20% of the outstanding common shares in the same proportion as all common shares not owned by TCCC with respect to a proposal for a change of control. However, if TCCC were to oppose such a change-in-control transaction, a bidder would be required to secure the support of holders of at least 62.5% of the Company’s common shares not owned by TCCC (assuming that TCCC increased its ownership to 20% of the Company’s common shares) to achieve a vote of a majority of the Company’s outstanding shares for a change-in-control transaction. In addition, TCCC would have a bidding advantage if the Company’s board of directors were to seek to sell the Company in the future because TCCC would not need to pay a control premium on the shares it owns at such time. TCCC and the Company would also be permitted to terminate TCCC’s distribution coordination agreements with the Company after a change in control of the Company. In such event, TCCC would receive a termination fee if TCCC terminated the distribution coordination agreements following a change in control of the Company involving certain TCCC competitors, or if the Company terminated following a change in control of the Company involving any third-party.

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

Our acquisition of AFF in 2016 brought our primary flavor supplier in-house for the majority of our Monster Energy® brand energy drinks. However, we also procure flavors from other independent flavor suppliers. In 2022, we continued to outsource manufacturing of our non-alcohol finished goods to bottlers and other contract packers. As a result, in the event of a disruption and/or delay, and/or demand exceeding forecasted demand, we may be unable to procure alternative packing facilities at commercially reasonable rates and/or within a reasonably short time period. In addition, there are limited alternative packing facilities in our domestic and international markets with adequate capacity and/or suitable equipment for many of our products. For example, in 2022, sales of many of our product lines continued to be adversely impacted by production capacity constraints as a result of above forecast demand. A lengthy disruption or delay in the production of any of our products could significantly adversely affect, and has adversely affected, our revenues from and/or costs of such products, because alternative co-packing facilities in the United States and abroad with adequate long-

term capacity may not be available for such products either at commercially reasonable rates and/or costs and/or within a reasonably short time period and/or within a geographically cost effective distance, if at all. In addition, in recent years, there has been a consolidation of co-packers, leading us to increasingly rely on fewer co-packing groups, certain of which account for a large percentage of our co-packing capacity for our Monster Energy® drinks. If we are unable to maintain good relationships with our largest co-packers, or if our costs of co-packing increase, our business, financial condition and results of operations could be adversely affected.

We rely on our breweries for production of our alcohol beverages, and developments negatively affecting production at such facilities could materially impact the financial results of our Alcohol Brands segment.

We are currently dependent on CANarchy’s portfolio of craft breweries, which includes Oskar Blues Brewery, Cigar City Brewing, Squatters Craft Beers, Wasatch Brewery, Deep Ellum Brewing Company, and Perrin Brewing Company, to manufacture our alcohol products. Adverse changes or developments affecting our currently limited number of breweries could hinder our ability to produce alcohol products to take to market on a timely basis or require us to entirely suspend our Alcohol Brands segment operations. Alternative facilities with sufficient capacity or capabilities may not be readily available or may take significant time or money to run at the same capacity as our current breweries. Such significant disruption may, in turn, have an adverse effect on gross margins, operating cash flows, and overall financial performance of our Alcohol Brands segment.

We rely on bottlers and distributors to distribute our products. If we are unable to maintain good relationships with our existing bottlers and distributors and/or secure such bottlers and distributors, our business could suffer.

Many of our bottlers/distributors are affiliated with and manufacture and/or distribute other carbonated, non-carbonated, non-alcohol, alcohol and other beverage products. In many cases, such products compete directly with our products.

Unilateral decisions by bottlers/distributors, buying groups, convenience chains, grocery chains, mass merchandisers, specialty chain stores, club stores, e-commerce retailers, e-commerce websites and other customers, including retailer disagreements with our bottlers/distributors, to discontinue carrying all or any of our products that they are carrying at any time, restrict the range of our products they carry, impose restrictions or limitations on the sale of our products and/or the sizes of containers of our products and/or devote less resources to the sale of our products could cause our business to suffer. Moreover, competitors’ or others’ attempts to persuade regulators, retailers, and/or customers in certain countries to reduce the permitted or maximum container sizes for our products from those currently being sold and marketed by us could negatively impact our business. In addition, possible trading disputes between our bottler/distributors and their customers or buying groups may result in the delisting of certain of the Company’s products, temporarily or otherwise. Bottler/distributor consolidation may also have an impact on our business.

The TCCC North American Bottlers, Coca-Cola Europacific Partners, Coca-Cola Hellenic, Coca-Cola FEMSA, Coca-Cola Amatil, Swire Coca-Cola (China), COFCO Coca-Cola, Coca-Cola Beverages Africa and Coca-Cola İçecek are our primary domestic and international distributors of our non-alcohol products. We also sell our alcohol beverages to certain beer distributors through generally separate distribution networks for distribution to retailers. As a result, if we are unable to maintain good relationships with these bottlers/distributors, if changes in control or ownership occur within the current distribution network, or if they do not effectively focus on marketing, promoting, selling and distributing our products, sales of our products could be adversely affected.

A decision by any large customer to decrease the amount purchased from us or to cease carrying our products could have a material adverse effect on our financial condition and consolidated results of operations.

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

No assurance can be given that we will be able to maintain our current distribution network or secure additional distributors on terms not less favorable to us than our current arrangements.

We currently derive most of our revenues from energy drinks, and competitive pressure in the energy drink category could adversely affect our business and operating results.

Our focus is in the energy drink category, and our business is vulnerable to adverse changes impacting the energy drink category and business, which could adversely impact our business and the trading price of our common stock.

Most of our sales are currently derived from our energy drinks, including our Monster Energy® brand energy drinks, our Reign Total Body Fuel® energy drinks and our Strategic Brands energy drinks (including our affordable brand energy drinks, principally Predator®). Any decrease in the sales of our Monster Energy® brand and other energy drinks could significantly adversely affect our future revenues and net income. Historically, we have experienced substantial competition from new entrants in the energy drink category as well as from the energy shot category. For a discussion of such competition, see “Part I, Item 1 – Business – Competition.”

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

Criticism of our beverages and/or criticism or a negative perception of our products generally could adversely affect us.

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

The alcohol beverage industry has also been the subject of considerable societal and political attention for many years due to increasing public concern over alcohol-related health and social issues, including driving under the influence, underage drinking, and the negative health impacts of the misuse or abuse of alcohol. Moreover, anti-alcohol groups have successfully advocated, and increasingly continue to advocate, for more stringent labeling requirements, higher taxes, and other regulations designed to curtail alcohol consumption. In response to these concerns and advocacy, advertising by alcohol producers could be further restricted, additional, cautionary labeling or packaging requirements might be imposed, further restrictions on the sale of alcohol might be imposed, or there may be renewed efforts to impose increased excise or other taxes on alcohol sold in the United States or abroad. In addition, the increase of such criticism and negative perception of the relative healthfulness or safety of alcohol beverages could decrease sales and consumption of alcohol, including the demand for our alcohol products. Any such developments may have a negative impact on the operating results of our Alcohol Brands segment.

Increased competition in the beverage industry and changing retail landscape could hurt our business.

The beverage industry is highly competitive. The principal areas of competition are pricing, packaging, development of new products, flavors, product positioning, quality as well as promotion and marketing strategies. Our products compete with a wide range of drinks, both non-alcohol and alcohol, produced by a relatively large number of domestic and international manufacturers, some of which have substantially greater financial, marketing and distribution resources than we do.

Important factors affecting our ability to compete successfully include the efficacy, taste and flavor of our products, trade and consumer promotions, rapid and effective development of new and unique cutting-edge products, attractive and different packaging, branded product advertising and pricing. The success of our sports marketing, social media and other general marketing endeavors may impact our business, financial condition and results of operation. Our products compete with all liquid refreshments and in some cases with products of much larger competitors, including the products of numerous nationally and internationally known producers such as TCCC, PepsiCo, Red Bull GmbH, KDP, Molson Coors, Constellation Brands, AB InBev, The Boston Beer Company and The Mark Anthony Group. We also compete with companies that are smaller or primarily national or local in operations, such as CELSIUS, PRIME, C4, Alani Nu, Bang, GHOST, and others as well as local craft breweries in our Alcohol Brands segment. Our products also compete with private-label brands such as those carried by grocery store chains, convenience store chains and club stores.

We anticipate competition will remain robust as some competitors are consolidating (as evidenced by business combinations of substantial value carried out by significant competitors in recent years), building more capacity, expanding geographically, and/or adding more SKUs and styles. For example, PepsiCo entered into a long-term strategic distribution arrangement with Celsius Holdings, Inc., a competitor in the energy drink space, in August 2022. Additionally, the number of competitors, especially craft brewers and craft distilleries, within the alcohol space and the sales of hard seltzers, FMBs, craft-brewed domestic beers, imported beers, CBD and other cannabis beverages, and ready-to-drink spirits are expected to increase, particularly following the U.S. Treasury Report, “Competition in the Market for Beer, Wine and Spirits” (the “Treasury Report”) which promises to evaluate the impact of consolidation on marketplace competition. As a result of such increased competition for our products, we may face competitive pricing pressures and the demand for and market share of our products may fluctuate and possibly decline.

The rapid growth in sales through e-commerce retailers, e-commerce websites, mobile commerce applications and subscription services, and closures of physical retail operations, particularly during and following the COVID-19 pandemic, may result in a shift away from physical retail operations to digital channels and a reduction in impulse purchases. As we build our e-commerce capabilities, we may not be able to develop and maintain successful relationships with existing and new e-commerce retailers without experiencing a deterioration of our relationships with key customers operating physical retail channels. If we are unable to profitably expand our own e-commerce capabilities and/or if e-commerce retailers take significant market share away from traditional retailers our business may be adversely affected. Further, the ability of consumers to compare prices on a real-time basis using digital technology puts additional pressure on us to maintain competitive prices. Sales in gas chains may also be affected by increased gasoline prices, improvements in fuel efficiency and increased consumer preferences for electric or alternative fuel-powered vehicles, which may result in fewer trips by consumers to gas stations and a corresponding reduction in purchases by consumers in convenience gas retailers. If we are unable to successfully adapt to the rapidly changing retail landscape, our share of sales, volume growth and overall financial results could be negatively affected.

Due to competition in the beverage industry, there can be no assurance that we will not encounter difficulties in maintaining our current revenues, market share or position in the beverage industry. If our revenues decline, our business, financial condition and results of operations could be adversely affected.

Our inability to implement our growth strategy, including expanding our business in existing and new sectors, such as the alcohol beverage sector, or to successfully integrate acquired businesses or assets could adversely affect our business and financial results.

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

On February 17, 2022, we acquired CANarchy, a craft beer and hard seltzer company and may continue to make acquisitions that expand our business into new sectors in the beverage industry. Risks associated with entering into a new sector include: (1) having no or limited experience in such sector; (2) increased exposure to certain governmental regulations and compliance requirements; (3) difficulties developing, manufacturing, and marketing the products of newly acquired companies; and (4) our lesser familiarity with consumer preferences in the new sector. Entry into new sectors of the beverage industry may bring us into competition with new competitors that have potentially a larger, more established market presence. We cannot ensure that our entry into the alcohol beverage sector or any other new beverage sectors will be profitable and future profitability may be delayed or otherwise materially adversely affected.

Overall, the effectiveness of these acquisitions can be less predictable than developing new lines of energy drinks and might not provide the anticipated benefits or desired rates of return. Integrating the operations of acquired businesses could be a difficult, costly and time-consuming process that involves a number of risks including, but not limited to, the integration of company cultures and management teams, retaining key employees and customers, increased exposure to certain governmental regulations and compliance requirements, increased costs, and use of resources. To the extent we integrate acquired businesses, it is possible that we will not realize the expected benefits from any completed acquisition over the timeframe we expect, or at all, or that our existing operations will be adversely affected as a result of acquisitions. The costs of achieving these benefits could also be higher than we expected. Therefore, the acquisition and integration of acquired businesses may not contribute to our earnings as expected, we may not achieve profit margin targets when expected, or at all, and we may not achieve the other anticipated strategic financial benefits of such transactions.

Changes in consumer product and shopping preferences may reduce demand for our products.

The beverage industry is subject to changing consumer preferences and shifts in consumer preferences may adversely affect us. There is increasing awareness of and concern for health, wellness and nutrition considerations, including concerns regarding caloric intake associated with sugar-sweetened beverages, the perceived undesirability of artificial ingredients, and the potential adverse consequences from excess consumption of alcohol beverages. Some consumer advocacy groups and others have expressed concerns regarding certain ingredients in diet sodas, which are contained in certain of our energy drinks, or have called for the curtailment of alcohol dissemination and consumption. There are also changes in demand for different packages, sizes and configurations. Such developments could reduce our revenues and adversely affect our results of operations.

Consumers are seeking greater variety in their beverages. For example, with regard to our Alcohol Brands, the broader alcohol industry is experiencing a shift in drinking preferences and behaviors, moving away from traditionally popular beer brands and segments and towards above premium beers, hard seltzers, FMBs, ready-to-drink malt-based, sugar-based, and spirits-based beverages, CBD and other cannabis beverages, and other similar beverages. Our future success will depend, in part, upon our continued ability to develop and introduce different and innovative beverages that appeal to consumers.

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

We have continued expanding our energy drink operations internationally into a variety of new markets. Our net sales to customers outside of the United States were approximately 37%, 37% and 33% of consolidated net sales for the years ended December 31, 2022, 2021 and 2020, respectively. As our growth strategy includes further expanding our international business, if we are unable to continue to expand distribution of our products outside the United States, our growth rate could be adversely affected. In many international markets, we have limited operating experience and in some international markets we have no operating experience. It is costly to establish, develop and maintain international operations and develop and promote our brands in international markets. Our percentage gross profit margins in many international markets are expected to be less than the comparable percentage gross profit margins obtained in the United States. We face and will continue to face substantial risks associated with having foreign operations, including: economic and/or political instability in our international markets; fluctuations in foreign currency exchange rates; restrictions on or costs relating to the repatriation of foreign profits to the United States, including possible taxes and/or withholding obligations on any repatriations; and tariffs and/or trade restrictions. These risks could have a significant impact on our ability to sell our products on a competitive basis in international markets and could have a material adverse effect on our business, financial condition and results of operations. Also, our operations outside of the United States are subject to risks relating to appropriate compliance with legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, higher product damages, particularly when products are shipped long distances, potentially higher incidence of fraud and/or corruption, credit risk of local customers and distributors and potentially adverse tax consequences.

If we are not able to pass on increases in the costs of raw materials, including aluminum cans, ingredients, fuel and/or costs of co-packing, or if we experience shortages of such raw materials, our business and results of operations could be materially, adversely affected and result in a higher cost base.

The principal raw materials used by us are aluminum cans, sleek aluminum cans, aluminum cap cans, aluminum cans with re-sealable ends, aluminum or steel kegs, cartons, PET plastic bottles, caps, flavors, juice concentrates, glucose, sugar, sucralose, milk, cream, coffee, tea, cocoa, malted barley, hops, water, yeast, ethanol, supplement ingredients and other packaging materials, the costs and availability of which are subject to fluctuations. For certain flavors purchased from third-party suppliers and used in a limited number of our Monster Energy® brand energy drinks and/or our Strategic Brands energy drinks, these third-party flavor suppliers own the proprietary rights to certain of their flavor formulas. We do not have possession of the list of such flavor ingredients or formulas used in the production of certain of our products and certain of our blended concentrates, and we may be unable to obtain comparable flavors or concentrates from alternative suppliers on short notice. Our third-party flavor suppliers generally do not make such flavors and/or blended concentrates available to other third-party customers. We have identified alternative suppliers for certain of the ingredients contained in many of our beverages. However, industry-wide shortages of certain flavor ingredients, flavors, fruits and fruit juices, coffee, tea, cocoa, dairy-based products, packaging materials (including aluminum cans) supplement ingredients and sweeteners have been, and could from time to time in the future be, encountered, which could interfere with and/or delay production of certain of our products. In addition, certain of our co-packing arrangements allow such co-packers to increase their fees based on certain of their own cost increases. We are uncertain whether the prices of any of the above or any other raw materials or ingredients, many of which have recently risen significantly, will continue to rise or may rise in the future. We are unsure whether we will be able to pass any of such increases on to our customers. Although we generally do not use hedging agreements or alternative instruments to manage the risks associated with securing sufficient ingredients or raw materials, from time to time, we, through our aluminum can suppliers, enter into purchase agreements for the purchase of aluminum, as well as enter into purchase agreements for portions of our annual anticipated requirements for certain of our other raw materials such as glucose, sugar and sucralose. In recent years, the United States has imposed tariffs on steel and aluminum as well as on goods imported from certain countries. Additional tariffs imposed by the United States on a broader range of imports, or further trade measures taken by other countries, could result in an increase in supply chain costs.

Our failure to accurately estimate demand for our products or maintain sufficient inventory levels could adversely affect our business and financial results.

We may not correctly estimate demand for our existing products and/or new products. Our ability to estimate demand for our products is imprecise, particularly with regard to new products, and may be less precise during periods of rapid growth, including in new markets. If we materially underestimate demand for our products, and/or are unable to secure sufficient ingredients, raw materials and/or packaging materials, or experience production shortages or quality issues, we might not be able to satisfy demand on a short-term basis. Moreover, industry-wide shortages of certain juice concentrates, supplement ingredients and sweeteners have been and could, from time to time in the future, be experienced, resulting in production fluctuations and/or product shortages. We generally do not use hedging agreements or alternative instruments to manage this risk. Such shortages could interfere with and/or delay production of certain of our products and could have a material adverse effect on our business and financial results.

If we do not accurately anticipate the future demand for a particular product or the time it will take to obtain new inventory, our inventory levels may be inadequate and our results of operations may be negatively impacted. If we fail to meet our shipping schedules, we could damage our relationships with distributors and/or retailers, increase our distribution costs and/or cause sales opportunities to be delayed or lost. In order to be able to deliver our products on a timely basis, we need to maintain adequate inventory levels of the requisite products. If the inventory of our products held by our distributors and/or retailers is too high, they will not place orders for additional products, which could unfavorably impact our future sales and adversely affect our operating results.

Our business is subject to seasonality, which may cause fluctuations in our operating results.

Our business is subject to seasonality, which may cause the sale of our products to fluctuate from period to period due to the inherent demands and timing of our customers and consumer needs as well as seasonal factors, such as poor weather conditions. Given such variation by season, our results for any particular quarter may not be indicative of the results to be achieved for the entire fiscal year.

The costs of packaging supplies, ocean and domestic freight, and inflation generally may adversely affect our results of operations.

Many of our packaging supply contracts allow our suppliers to alter the costs they charge us for packaging supplies based on changes in the costs of the underlying commodities that are used to produce those packaging supplies, such as aluminum for cans, PET plastic for bottles and pulp and paper for cartons and/or trays. These changes in the prices we pay for our packaging supplies occur at certain predetermined times that vary by product and supplier. In some cases, we are able to fix the prices of certain packaging supplies and/or commodities for a reasonable period. In other cases, we bear the risk of increases in the costs of these packaging supplies, including the underlying costs of the commodities that comprise these packaging supplies. We do not use derivative instruments to manage this risk. Recently, inflation has affected, and continues to affect certain of our raw material and packaging costs, commodities and other inputs globally. If the costs of packaging supplies and other costs, such as shipping container costs and ocean and domestic freight rates, increase, we may be unable to pass these costs along to our customers through corresponding adjustments to the prices we charge, which could have a material adverse effect on our results of operations.

Global or regional catastrophic events, such as the military conflict in Ukraine, could impact our operations and affect our ability to grow our business.

Because of our increasingly global presence, our business could be affected by unstable political conditions, civil unrest, protests and demonstrations, large-scale terrorist acts, especially those directed against the United States or other major industrialized countries where our products are distributed, the outbreak or escalation of armed hostilities (such as the military conflict in Ukraine), major natural disasters and extreme weather conditions, such as hurricanes, wildfires, tornados, earthquakes or floods, or widespread outbreaks of infectious diseases (such as the COVID-19 pandemic). Such catastrophic events could impact our operations and our supply chain, including the production and/or distribution of our products. Materials and/or personnel may need to mobilize to other locations. Our headquarters and a large part of our operations are located in California, a state at greater risk for earthquakes and wildfires. Some of the raw materials we use, including certain sizes of cans, are available from limited suppliers, and a regional catastrophic event impacting such suppliers could adversely impact our operations. In addition, such events could disrupt global or regional economic activity, which could affect consumer purchasing power and consumers’ ability to purchase our products, thereby reducing demand for our products. If our operations are disrupted or we are unable to grow our business as a result of these factors, our growth rate could decline and our business, financial condition and results of operations could be adversely affected.

The COVID-19 pandemic has impacted and may continue to impact our business and operations.

The current COVID-19 pandemic has presented and may continue to present a substantial public health and economic challenge in certain countries and has affected, and may continue to affect, our employees, communities and business operations, as well as the global economy and financial markets. The human and economic consequences, and consequences in general, of the COVID-19 pandemic, including new variants, as well as the measures taken or that may be taken in the future by governments, businesses (including the Company and our suppliers, bottlers/distributors, co-packers and other service providers) and the public at large to limit the COVID-19 pandemic, have and will directly and indirectly impact our business and results of operations. In China, in particular, COVID-19 policies, including certain lockdowns in 2022, adversely affected sales in the region and may continue to have an impact on our financial results in such country.

The negative impacts and consequences of the COVID-19 pandemic may have a material adverse effect on our business, reputation, operating results and/or financial condition and could exacerbate many of the risk factors discussed herein, any of which could materially affect our business, reputation, operating results and/or financial condition.

Failure to meet sustainability expectations or standards could expose us to increased costs, reputational harm, or other adverse consequences.

Regulators and stakeholders are increasingly focusing on sustainability matters, including, but not limited to,  greenhouse gas emissions and other climate-related risks, sustainable packaging, water stewardship, diversity, equity, and inclusion, and corporate governance and oversight. While we are actively addressing these issues and have publicly committed to setting certain sustainability -related targets, these initiatives are our current plans and aspirations, may be refined in the future, and are not guarantees that we will be able to achieve them, especially given the difficulties and expenses of implementation as well as the ever-changing regulatory and technological landscape. For example, disclosures about our sustainability -related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Furthermore, the rules, regulations, and standards set forth by various governmental and self-regulatory organizations, including the SEC, the European Commission, and the Financial Accounting Standards Board, continue to evolve in scope and complexity, which, in turn, makes compliance more uncertain and difficult. These changing rules and regulations, along with constantly evolving stockholder expectations, have resulted in, and may continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such expectations and rules.

Our failure or perceived failure to progress or achieve our sustainability goals, maintain sustainability practices, or comply with emerging sustainability regulations that meet developing regulatory or stakeholder expectations could harm our reputation, harm our ability to maintain or attract customers and talent, and expose us to increased scrutiny from enforcement authorities and stakeholders. Our reputation may also be harmed by the perceptions that our stakeholders have about our action or inaction on sustainability-related issues as well as the nature or scope of, or revisions to, our sustainability initiatives and goals. Damage to our reputation and loss of brand equity may reduce demand for our products and thus have an adverse effect on our future financial results, as well as require additional resources to rebuild our reputation and could also reduce our stock price.

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

The predicted effects of climate change may also result in challenges regarding availability and quality of water, or less favorable pricing for water, which could adversely impact our business and results of operations. In addition, public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs, and may require us to make additional investments in facilities and equipment. Changes in applicable laws, regulations, standards or practices related to greenhouse gas emissions, packaging and water scarcity, as well as initiatives by advocacy groups in favor of certain climate change-related laws, regulations, standards or practices, may result in increased compliance costs, capital expenditures and other financial obligations, which could affect our business, financial condition and results of operations. For example, last year, the SEC and, subsequently, the European Commission published proposed rules that, if adopted, would require companies to significantly increase their disclosures related to climate change and mitigation efforts, which may require us to incur additional costs to comply and impose more oversight obligations on our Board of Directors and management. Sales of our products may also be influenced to some extent by weather conditions in the markets in which we operate. We, our bottlers and our contract packers, use a number of key ingredients in the manufacture of our beverage products that are derived from agricultural commodities, such as sugar, ethanol, coffee, tea cocoa, barley and hops. Increased demand for food products and decreased agricultural productivity in certain regions of the world as a result of changing weather patterns and other factors may limit the availability or increase the cost of such agricultural commodities and could impact the food security of communities around the world. Weather conditions may influence consumer demand for certain of our beverages, which could have an effect on our operations, either positively or negatively.

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

Our success depends on our ability to build and maintain the brand image for our existing products, new products and brand extensions and maintain our corporate reputation. There can be no assurance that our advertising, marketing and promotional programs and our commitment to product safety and quality, human rights and environmental sustainability will have the desired impact on our products’ brand image and on consumer preferences and demand. Claims regarding product safety, quality and/or ingredient content issues, efficacy or lack thereof (real or imagined), our culture and our workforce, our environmental impact and the sustainability of our operations, or allegations of product contamination, even if false or unfounded, could tarnish the image of our brands and may cause consumers to choose other products. Consumer demand for our products could diminish significantly if we, our employees, bottlers/distributors, suppliers or business partners fail to preserve the quality of our products, act or are perceived to act in an unethical, illegal, discriminatory, unequal or socially irresponsible manner, including with respect to the sourcing, content or sale of our products, service and treatment of our customers, or the use of customer data. Furthermore, our brand image or perceived product quality could be adversely affected by litigation, unfavorable reports in the media (internet or elsewhere), studies in general and regulatory or other governmental inquiries (in each case whether involving our products or those of our competitors) and proposed or new legislation affecting the beverage industry, whether related to alcohol or non-alcohol beverages. Negative postings or comments on social media or networking websites about the Company or any one of our brands, even if inaccurate or malicious, could generate adverse publicity that could damage the reputation of our brands or the Company. Business incidents, whether isolated or recurring and whether originating from us, our bottlers/distributors, suppliers or business partners, that erode consumer trust can significantly reduce brand value or potentially trigger boycotts of our products and can have a negative impact on consumer demand for our products as well as our reputation and financial results. The impact of such incidents may be exacerbated if they receive considerable publicity, including rapidly through social or digital media (including for malicious reasons) or result in litigation.

In addition, from time to time, there are public policy endeavors that are either directly related to our products and packaging or to our business. These public policy debates can occasionally be the subject of backlash from advocacy groups that have a differing point of view and could result in adverse media and consumer reaction, including product boycotts. Similarly, our sponsorship relationships could subject us to negative publicity as a result of actual or alleged misconduct by individuals or entities associated with organizations we sponsor or support. Likewise, campaigns by activists connecting us, or our supply chain, with human and workplace rights, environmental or animal rights issues could adversely impact our corporate image and reputation. We have made a number of commitments to respect human rights, including the policies and initiatives described in our California Transparency in Supply Chains Act & United Kingdom Modern Slavery Act statement. Allegations, even if untrue, that we are not respecting the human rights found in the United Nations Universal Declaration of Human Rights; actual or perceived failure by our suppliers or other business partners to comply with applicable labor and workplace rights laws, including child labor laws, or their actual or perceived abuse or misuse of migrant workers; adverse publicity surrounding obesity, alcohol consumption, including alcoholism and drunk driving, and other such health concerns related to our products, water usage, our environmental impact and the sustainability of our operations, labor relations, our culture and our workforce or the like could negatively affect our Company’s overall reputation and brand image, which in turn could have a negative impact on our products’ acceptance by consumers.

Government Regulation and Litigation Risks

Changes in government regulation, or a failure to comply with existing regulations related to energy drinks, could adversely affect our business, financial condition and results of operations.

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

Regulations concerning our alcohol beverages may adversely affect our business, financial condition or results of operations and inhibit the sales of such products.

Governmental agencies heavily regulate the alcohol beverage industry. In particular, they monitor and regulate licensing, warehousing, trade and pricing practices, permitted and required labeling, including warning labels, signage, advertising, relations with wholesalers and retailers, and, in control states, product listings. Increased regulatory trade practice enforcement may increase in response to the Treasury Report. There may also be a focus on companies with established non-alcohol beverages lines of business that have expanded into the alcohol beverage industry, since marketing practices that are acceptable in the non-alcohol space may have regulatory challenges in the alcohol space. In addition, other countries in which we may sell alcohol beverages could impose duties, excise taxes and/or other related taxes. If, in the future, we are unable to comply with certain regulations, sales of our products could decrease significantly. Additionally, if such agencies or jurisdictions, foreign or domestic, choose to implement new or revised laws, regulations, fees, taxes, or other such requirements, our business could be adversely affected. If such governmental bodies require increased additional product labeling, warning requirements, or limitations on the marketing or sale of our alcohol products due to their contents or allegations concerning their potential to cause adverse health effects, our sales of alcohol beverages may be adversely affected.

Significant changes to or failure to comply with various environmental laws may expose us to liability and/or cause certain of our facilities and/or those of our co-packers to close, relocate or operate at reduced production levels, which could adversely affect our business, financial condition and results of operations.

We, and our co-packers, are subject to a wide and increasingly broad array of federal, state, regional, local, and international environmental laws, including statutes and regulations, which aim to regulate emissions and impacts to air, land, and water. Our operations and those of our co-packers may result in odors, noise, or other pollutants being emitted. Failure to comply with any environmental laws or any future changes to them could result in alleged harm to employees or others near our facilities or those of our co-packers. Significant costs to satisfy environmental compliance, remediation or compensatory requirements, or the imposition of penalties or restrictions on operations by governmental agencies or courts may adversely affect our business, financial condition, and results of operations.

Increasing concern over sustainability matters, including climate change, will likely result in new or revised laws and regulations aimed at reducing or mitigating the potential effects of greenhouse gases, restricting or increasing the costs of commercial water use due to local water scarcity concerns, or increasing mandatory reporting of certain sustainability metrics, such as recycling. If we fail to comply with applicable environmental compliance mandates or fail to meet sustainability metrics, our business operations and our reputation could be adversely impacted.

We cannot predict the effect of possible inquiries from and/or actions by attorneys general, other government agencies and/or quasi-government agencies into the production, advertising, marketing, promotion, labeling, ingredients, usage and/or sale of our products.

We are subject to the risks of investigations and/or enforcement actions by state attorneys general and/or other government and/or quasi-governmental agencies relating to the advertising, marketing, promotion, ingredients, usage and/or sale of our products, and we are a party, from time to time, to various government and regulatory inquiries and/or proceedings. Defending these proceedings can result in significant ongoing expenditures and the diversion of our management’s time and attention from the operation of our business, which could have a negative effect on our business operations.

In addition, from time to time, government and/or quasi-governmental agencies may investigate the safety of caffeine and other ingredients in energy drinks as well as the safety and potential adverse effects of alcohol beverages. If an inquiry by a state attorney general or other government or quasi-government agency finds that our products and/or the advertising, marketing, promotion, ingredients, usage and/or sale of such products are not in compliance with applicable laws or regulations, we may become subject to fines, product reformulations, container changes, changes in the usage or sale of our products and/or changes in our advertising, marketing and promotion practices, each of which could have an adverse effect on our business, financial condition or results of operations.

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

Our acquisition of CANarchy also exposes us to class action or other private or governmental litigation and claims relating to alcohol marketing, advertising, or distribution practices, alcohol abuse problems or other health consequences arising from excessive consumption of or other misuse of alcohol, including death. For example, in a number of states, plaintiffs have alleged that alcohol beverage manufacturers and marketers have improperly targeted underage consumers in their advertising in violation of the consumer protection or deceptive trade practices statutes of certain states.

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

Information technology enables us to operate efficiently, interface with customers, maintain financial accuracy and efficiency and accurately produce our financial statements. If we do not appropriately allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, and/or the loss of and/or damage to intellectual property through security breaches, including internal and external cybersecurity threats. Cybersecurity attacks are evolving, may be difficult to detect for periods of time, and include, but are not limited to, malicious software (malware, ransomware and viruses), phishing and social engineering, attempts to gain unauthorized access to networks, computer systems and data, malicious or negligent actions of employees (including misuse of information they are entitled to access), cyber extortion, electronic or wire fraud, and other forms of electronic security breaches. Such attacks could lead to disruptions in or loss of access to our data or business systems, an inability to process customer orders and/or lost customer orders, unauthorized release of confidential or otherwise protected information, lost revenues or other costs due to office, plant, warehouse or other facility disruption or shutdown, and corruption of data.

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

We are in various stages of examination with certain states and certain foreign jurisdictions. Our 2019 through 2021 U.S. federal income tax returns are subject to examination by the IRS. Our state income tax returns are subject to examination for the 2018 through 2021 tax years.

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

We may be required in the future to record a significant charge to earnings during the period in which we determine that our intangible assets have been impaired. Any such charge would adversely impact our results of operations. As of December 31, 2022, our goodwill totaled approximately $1.42 billion and other intangible assets totaled approximately $1.22 billion.

Fluctuations in foreign currency exchange rates may adversely affect our operating results.

We are exposed to foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities denominated in currencies other than the U.S. dollar. We enter into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. We have not used instruments to hedge against all foreign currency risks and are therefore not protected against all foreign currency fluctuations. As a result, our reported earnings may be affected by changes in foreign currency exchange rates. Moreover, any favorable impacts to profit margins or financial results from fluctuations in foreign currency exchange rates are likely to be unsustainable over time. The current relative strength of the U.S. dollar has impacted our results of operations.

For the years ended December 31, 2022, 2021 and 2020, aggregate foreign currency transaction gains (losses), including the gains or losses on forward currency exchange contracts, amounted to ($37.9) million, $0.3 million and ($11.2) million, respectively.

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

Global economic uncertainties, including highly inflationary economies and foreign currency exchange rates and rising interest rates, affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. There can be no assurance that economic improvements will occur, or that they would be sustainable, or that they would enhance conditions in markets relevant to us. In addition, we cannot predict the duration and severity of disruptions in any of our markets or the impact they may have on our customers or business, as our expansion outside of the United States has increased our exposure to any developments or crises in African, Asian, European and other international markets. Unfavorable economic conditions and financial uncertainties in our major international markets, including economic slowdowns and recessions, and unstable political conditions, including civil unrest and governmental changes, in certain of our other international markets could undermine global consumer confidence and reduce consumers’ purchasing power, thereby reducing demand for our products. Included in the foregoing are long-term uncertainties surrounding the United Kingdom’s withdrawal from the European Union on January 31, 2020 (commonly referred to as

“Brexit”) and any resulting increases in tariffs, importation restrictions, out of stocks, volatility in currency exchange rates, including the valuation of the euro and the British pound in particular, changes in the laws and regulations applied in the United Kingdom or impacts on economic and market conditions in the United Kingdom, the European Union and its member states and elsewhere. The foregoing also includes the military conflict in Ukraine and any increased economic uncertainty and volatility in commodity prices that it poses.

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

Our stock price is affected by a number of factors, including stockholder expectations, financial results, the introduction of new products by us and our competitors, general economic and market conditions such as inflation, estimates and projections by the investment community and public comments by other parties as well as many other factors including litigation, many of which are beyond our control. We do not provide guidance on our future performance, including, but not limited to, our revenues, margins, product mix, operating expenses, net income, or earnings per share. We may be unable to achieve analysts’ net revenue and/or earnings forecasts, which are based on their own projected revenues, sales volumes and sales mix of many product types and/or new products, certain of which are more profitable than others, as well as their own estimates of gross margin and operating expenses. There can be no assurance that we will achieve any such projected levels or mix of product sales, revenues, gross margins, operating profits, net income and/or earnings per share. As a result, our stock price is subject to significant volatility, and stockholders may not be able to sell our stock at attractive prices. In addition, periods of volatility in the market price of our stock could result in the initiation of securities class action litigation against us. During the fiscal year ended December 31, 2022, the high of our stock price was $104.65 and the low was $71.78.

Our investments are subject to risks which may cause losses and affect the liquidity of these investments.

At December 31, 2022, we had $1.31 billion in cash and cash equivalents, $1.36 billion in short-term investments and $61.4 million in long-term investments, including certificates of deposit, commercial paper, U.S. government agency securities, U.S. treasuries, and to a lesser extent, municipal securities. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. These risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.PROPERTIES

As of February 16, 2023, our principal properties include our corporate headquarters as well as our Southern California warehouse and distribution center.

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

During 2022, we acquired certain real property and equipment in Norwalk, California. We intend to utilize the property as a manufacturing facility for certain of our products.

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

In addition, we lease many smaller office and/or warehouse/manufacturing spaces, both domestically and in certain international locations.

ITEM 3.LEGAL PROCEEDINGS

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, and any related insurance reimbursements. As of December 31, 2022 and 2021, no loss contingencies were included in the Company’s consolidated balance sheets.

On September 29, 2022, a jury in the U.S. District Court for the Central District of California (the “District Court”) awarded Monster Energy Company (“MEC”) approximately $293 million in damages in its false advertising and trade secrets case against Vital Pharmaceuticals, Inc. (“VPX”), the maker of Bang Energy. The jury found VPX and its chief executive officer to have falsely advertised the “Super Creatine” ingredient of Bang Energy and to have acted willfully and deliberately in violating the federal Lanham Act. The jury also found that VPX stole trade secrets and interfered with MEC’s  contracts over shelf space with certain key vendors. The parties are currently briefing post-verdict issues, including MEC’s motion for a permanent injunction relating to “Super Creatine” and request for enhanced and punitive damages.

In April 2022, MEC and Orange Bang, Inc. (“Orange Bang”) filed a joint motion in the District Court to confirm a final arbitration award against VPX that awarded MEC and Orange Bang $175.0 million and a 5% royalty on all future sales of VPX’s Bang Energy drink and other Bang-branded products as well as certain fees and costs. Pursuant to the terms of the agreement between MEC and Orange Bang, the award and future royalties will, after accounting for MEC’s expended fees and costs, be shared equally between MEC and Orange Bang. The arbitration arose from a settlement agreement that VPX entered into in 2010 with Orange Bang, a family-owned beverage business. Pursuant to the terms of that agreement, VPX is only permitted to use the Bang mark on “creatine-based” products or on Bang products that are marketed and sold only in the vitamin and dietary supplement sections of stores. On September 29, 2022, the District Court entered final judgment confirming the award. On October 28, 2022, VPX filed a notice of appeal of the District Court’s final judgment confirming the award.

On October 10, 2022, VPX, along with certain of its domestic subsidiaries and affiliates, filed for protection under Chapter 11 of the Bankruptcy Code in the Southern District of Florida. Due to such ongoing proceedings, VPX’s appeal of the District Court’s final judgment confirming the final arbitration award is stayed. While reserving all rights to appeal, VPX made its first royalty payment of $3.6 million on February 14, 2023, which is for sales of Bang Energy drinks and other Bang-branded products from October 10, 2022 through December 31, 2022. This payment is subject to potential claw back if, among other things, the judgment and final arbitration award are overturned on appeal or VPX becomes administratively insolvent. In addition, per ASC 450 “Contingencies”, the Company will not recognize the September 2022 jury award or April 2022 arbitration award until the awards are realized or realizable. As of March 1, 2023, the proceedings have yet to progress to a stage where there is sufficient information for an accurate timeline of when the awards, including any royalty payments received, will be realized or realizable, if at all.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

The Company’s common stock trades on the Nasdaq Global Select Market under the symbol, “MNST”. As of February 16, 2023, there were 522,409,358 shares of the Company’s common stock outstanding held by approximately 183 holders of record. The holders of record do not include those stockholders whose shares are held of record by banks, brokers and other financial institutions.

Stock Price and Dividend Information

We have not paid cash dividends to our stockholders since our inception and do not anticipate paying cash dividends in the foreseeable future.

On March 13, 2020, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “March 2020 Repurchase Plan”). During the year ended December 31, 2022, the Company purchased approximately 5.1 million shares of common stock at an average purchase price of $86.89 per share, for a total amount of approximately $441.5 million (excluding broker commissions), which exhausted the availability under the March 2020 Repurchase Plan.

On June 14, 2022, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to an additional $500.0 million of the Company’s outstanding common stock (the “June 2022 Repurchase Plan”). During the year ended December 31, 2022, the Company purchased approximately 3.6 million shares of common stock at an average purchase price of $88.73 per share, for a total amount of approximately $317.2 million (excluding broker commissions), under the June 2022 Repurchase Plan. As of March 1, 2023, $182.8 million remained available for repurchase under the June 2022 Repurchase Plan.

On November 2, 2022, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to an additional $500.0 million of the Company’s outstanding common stock (the “November 2022 Repurchase Plan”). During the year ended December 31, 2022, no shares were repurchased under the November 2022 Repurchase Plan. As of March 1, 2023, $500.0 million remained available for repurchase under the November 2022 Repurchase Plan.

The aggregate amount of the Company’s outstanding common stock that remains available for repurchase under all previously authorized repurchase plans is $682.8 million as of March 1, 2023.

During the year ended December 31, 2022, 0.2 million shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $12.5 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying consolidated balance sheet at December 31, 2022.

The following tabular summary reflects the Company’s repurchase activity during the quarter ended December 31, 2022.

				Maximum Number (or
				Approximate Dollar
			Total Number of	Value) of Shares that
			Shares Purchased	May Yet Be Purchased
	Total Number		as Part of Publicly	Under the Plans or
	of Shares	Average Price	Announced Plans	Programs (In
Period	Purchased	per Share¹	or Programs	thousands)²
Oct 1 – Oct 31, 2022	2,263,063	$89.10	2,263,063	$182,837
November 2, 2022 Authorization				$500,000
Nov 1 – Nov 30, 2022	—	$—	—	$682,837
Dec 1 – Dec 31, 2022	—	$—	—	$682,837

¹Excluding broker commissions paid.

²Net of broker commissions paid.

Performance Graph

The following graph shows a five-year comparison of cumulative total returns:1

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
$200
$150
$100
$50
Monster Beverage Corporation
S&P 500 Index
Old Peer Group
New Peer Group
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22

1Annual return assumes reinvestment of dividends. Cumulative total return assumes an initial investment of $100 on December 31, 2017. The Company’s current self-selected peer group is comprised of TCCC, Dr. Pepper Snapple Group, Inc. (through July 9, 2018), Keurig Dr. Pepper Inc. (after July 10, 2018), Constellation Brands, Inc., Molson Coors Beverage Company and PepsiCo, Inc. The Company’s former self-selected peer group is comprised of TCCC, Dr. Pepper Snapple Group, Inc. (through July 9, 2018), Keurig Dr. Pepper Inc. (after July 10, 2018), National Beverage Corporation, Jones Soda Company and PepsiCo, Inc. The Company removed National Beverage Corporation and Jones Soda Company from its peer group and added Constellation Brands, Inc. and Molson Coors Beverage Company to its peer group, as such latter companies have higher market capitalizations and because the Company has recently entered the alcohol beverage industry.

ITEM 6.[RESERVED]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This overview provides our perspective on the individual sections of MD&A. MD&A includes the following sections:

●	CANarchy Acquisition – a discussion of our acquisition of CANarchy on February 17, 2022;
●	Russia-Ukraine Conflict – a discussion of the impact of the Russia-Ukraine conflict on our business and operations;
●	The COVID-19 Pandemic – a discussion of the impact of the COVID-19 pandemic on our business and operations;
●	Pricing Actions – a discussion of certain pricing actions implemented during 2022;
●	Our Business – a general description of our business, the value drivers of our business, and opportunities and risks facing our Company, stock repurchases, acquisitions and divestitures;
●	Results of Operations – an analysis of our consolidated results of operations for the years ended December 31, 2022 and 2021;
●	Sales – details of our sales measured on a quarterly basis in both dollars and cases;
●	Inflation – information about the impact that inflation may or may not have on our results;
●	Liquidity and Capital Resources – an analysis of our cash flows, sources and uses of cash and contractual obligations;
●	Accounting Policies and Pronouncements – a discussion of accounting policies that require critical judgments and estimates including newly issued accounting pronouncements;
●	Forward-Looking Statements – cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from the Company’s historical results or our current expectations or projections; and
●	Market Risks – information about market risks and risk management. (See “Forward-Looking Statements” and “Part II, Item 7A – Qualitative and Quantitative Disclosures about Market Risks”).

CANarchy Acquisition

On February 17, 2022, we completed the CANarchy Transaction. The CANarchy Transaction facilitates our entry into the alcohol beverage sector and brings the Cigar CityTM family of brands including Jai Alai® IPA and Florida ManTM IPA, the Oskar BluesTM family of brands including Dale’s Pale Ale®, Wild BasinTM Hard Seltzers, the Deep EllumTM family of brands including Dallas Blonde® and Deep EllumTM IPA, the Perrin Brewing CompanyTM family of brands including Black Ale, the Squatters® family of brands including Hop Rising® Double IPA, and the Wasatch® family of brands including Apricot Hefeweizen to our beverage portfolio. The CANarchy Transaction did not include CANarchy’s stand-alone restaurants. Our organizational structure for our existing energy beverage business remains unchanged. CANarchy is functioning independently, retaining its own organizational structure and team.

Russia-Ukraine Conflict

During the year ended December 31, 2022, the Russia-Ukraine conflict did not have a material impact on our financial position, results of operations and liquidity. Net sales in Russia and Ukraine combined were approximately 1.1% of our total net sales for the twelve months ended December 31, 2021. We will continue to monitor future developments relative to this conflict and its potential impacts.

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

Pricing Actions

In 2022, we implemented measures to mitigate our increased costs through price increases and reductions in promotions (“Pricing Actions”). We implemented a price increase effective September 1, 2022 in the United States and implemented price increases at various times in certain international markets, all of which positively impacted gross profit margins in the third and fourth quarters of 2022.

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

During the year ended December 31, 2022, we experienced a significant increase in cost of sales, resulting in a material decrease in both gross profit and gross profit as a percentage of net sales, relative to the comparative year ended December 31, 2021. The increase in cost of sales was primarily due to (i) increased ingredient and other input costs, including secondary packaging materials and increased co-packing fees, (ii) increased logistical costs, (iii) increased aluminum can costs and (iv) geographical and product sales mix.

In the third and fourth quarters of 2022 we began to see an improvement in our gross profit margins as compared to the second quarter of 2022. This improvement was primarily attributable to (i) Pricing Actions, (ii) our decreased reliance on imported cans and (iii) improved finished product inventory levels in closer proximity to our customers, resulting in a reduction of long-distance freight costs.

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

Our Business

Overview

We develop, market, sell and distribute energy drink beverages and concentrates for energy drink beverages, primarily under the following brand names:

●
Monster Energy®
●
Monster Energy Ultra®
●
Monster Rehab®
●
Monster Energy® Nitro
●
Java Monster®
●
Punch Monster®
●
Juice Monster®
●
Monster Hydro® Energy Water
●
Monster Hydro® Super Sport
●
Monster Super Fuel®
●
Monster Dragon Tea®
●
Reign Total Body Fuel®
●
Reign Inferno® Thermogenic Fuel
●
Reign Storm®
●
True North®
● NOS® ● Full Throttle® ● Burn® ● Mother® ● Nalu® ● Ultra Energy® ● Play® and Power Play® (stylized) ● Relentless® ● BPM® ● BU® ● Gladiator® ● Samurai® ● Live+® ● Predator® ● Fury®

We also develop, market, sell and distribute craft beers, FMBs and hard seltzers under a number of brands, including Jai Alai® IPA, Florida ManTM IPA, Dale’s Pale Ale®, Wild BasinTM Hard Seltzers, Dallas Blonde®, Deep EllumTM IPA, Perrin Brewing CompanyTM Black Ale, Hop Rising® Double IPA, Wasatch® Apricot Hefeweizen, The Beast UnleashedTM and a host of other brands.

We also develop, market, sell and distribute still and sparkling waters under the Monster® Tour WaterTM brand name.

Our net sales of $6.31 billion for the year ended December 31, 2022 represented record annual net sales. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $239.5 million for the year ended December 31, 2022.

The vast majority of our net sales are derived from our Monster Energy® Drinks segment. Our Monster Energy® Drinks segment represented 92.4% and 94.2% of our net sales for the years ended December 31, 2022 and 2021, respectively. Our Strategic Brands segment represented 5.6% and 5.3% of our net sales for the years ended December 31, 2022 and 2021, respectively. Our Alcohol Brands segment represented 1.6% of our net sales for the year ended December 31, 2022. Our Other segment represented 0.4% and 0.5% of our net sales for the years ended December 31, 2022 and 2021, respectively.

Net changes in foreign currency exchange rates had an unfavorable impact on our net sales of the Monster Energy® Drinks segment of approximately $222.3 million for the year ended December 31, 2022. Net changes in foreign currency exchange rates had an unfavorable impact on net sales in the Strategic Brands segment of approximately $17.2 million for the year ended December 31, 2022.

Our growth strategy includes further developing our domestic markets, expanding our international business and growing our business into new sectors, such as the alcohol beverage sector. Net sales to customers outside the United States amounted to $2.36 billion and $2.04 billion for the years ended December 31, 2022 and 2021, respectively. Such sales were approximately 37% of net sales for both the years ended December 31, 2022 and 2021. Net changes in foreign currency exchange rates had an unfavorable impact on net sales to customers outside of the United States of approximately $239.5 million for the year ended December 31, 2022. Net sales to customers outside the United States, on a foreign currency adjusted basis, increased 27.1% for the year ended December 31, 2022. On February 17, 2022, we completed the CANarchy Transaction which facilitated our entry into the alcohol beverage sector.

Our non-alcohol customers are primarily full service beverage bottlers/distributors, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, foodservice customers, value stores, e-commerce retailers and the military. Our alcohol customers are primarily beer distributors who in turn sell to retailers within the alcohol distribution system. Percentages of our gross billings to our various customer types for the years ended December 31, 2022, 2021 and 2020 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such bottlers/distributors’ sales to their own customers.

	2022	2021	2020
U.S. full service bottlers/distributors	48%	51%	56%
International full service bottlers/distributors	39%	39%	34%
Club stores and e-commerce retailers	9%	8%	8%
Retail grocery, direct convenience, specialty chains and wholesalers	2%	1%	1%
Alcohol, direct value stores and other	2%	1%	1%

Our non-alcohol customers include Coca-Cola Canada Bottling Limited, Coca-Cola Consolidated, Inc., Coca-Cola Bottling Company United, Inc., Reyes Coca-Cola Bottling, LLC, Coca-Cola Southwest Beverages LLC, The Coca-Cola Bottling Company of Northern New England, Inc., Swire Pacific Holdings, Inc. (USA), Liberty Coca-Cola Beverages, LLC, Coca-Cola Europacific Partners (formerly Coca-Cola European Partners and Coca-Cola Amatil), Coca-Cola Hellenic, Coca-Cola FEMSA, Swire Coca-Cola (China), COFCO Coca-Cola, Coca-Cola Beverages Africa, Coca-Cola İçecek and certain other TCCC network bottlers, Asahi Soft Drinks, Co., Ltd., Wal-Mart, Inc. (including Sam’s Club), Costco Wholesale Corporation and Amazon.com, Inc.

Our alcohol customers include J.J. Taylor Distributing, Ben E. Keith, Reyes Beer Division, Sheehan Family Companies, and Admiral Beverage.

A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material adverse effect on our financial condition and consolidated results of operations.

Coca-Cola Consolidated, Inc. accounted for approximately 11%, 12% and 12% of our net sales for the years ended December 31, 2022, 2021 and 2020, respectively.

Reyes Coca-Cola Bottling, LLC accounted for approximately 9%, 10% and 11% of our net sales for the years ended December 31, 2022, 2021 and 2020, respectively.

Coca-Cola Europacific Partners (formerly Coca-Cola European Partners) accounted for approximately 13%, 12% and 10% of our net sales for the years ended December 31, 2022, 2021 and 2020, respectively.

We continue to incur expenditures in connection with the development and introduction of new products and flavors.

Value Drivers of our Business

We believe that the key value drivers of our business include the following:

●	International Growth – The introduction, development and sustained profitability of our brands internationally remains a key value driver for our corporate growth. One or more of our products are distributed in approximately 157 countries and territories worldwide.
●	Profitable Growth – We believe “functional” value-added beverage brands supported by marketing and innovation and targeted to a diverse consumer base, drive profitable growth. We are focused on increasing the profit margins for our Monster Energy® Drinks segment, our Strategic Brands segment and our Alcohol Brands segment, and believe that tailored branding, packaging, pricing and distribution channel strategies help achieve profitable growth. We are implementing these strategies with a view to continuing profitable growth.
●	Cost Management – The principal focus of cost management will continue to be on mitigating increases and/or reducing input procurement and production costs on a per-case basis, including raw material costs and co-packing fees, as well as reducing freight costs by securing additional co-packing facilities strategically localized. Another key area of focus is to decrease promotional allowances, selling and general and administrative costs, including sponsorships, sampling, promotional and marketing expenses, as a percentage of net sales.
●	Efficient Capital Structure – Our capital structure is designed to optimize our working capital in order to finance expansion, both domestically and internationally. We believe that with our strong capital position, our ability to raise funds, if necessary, at a relatively low effective cost of borrowings, provides a competitive advantage. The reduction of days outstanding for accounts receivable and inventory days on hand will remain an area of focus.

We believe that, subject to increases in the costs of certain raw materials being contained, these value drivers, when implemented and/or achieved in the United States and internationally, will result in: (1) improving or maintaining our product gross profit margins; (2) reducing our expenses as a percentage of net operating revenues; and (3) enhancing our cost of capital. The ultimate measure of success is and will be reflected in our current and future results of operations.

Net sales, gross profit, operating income, net income and net income per share represent key measurements of the above value drivers. These measurements will continue to be a key management focus in 2023 and beyond (See “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations”).

As of December 31, 2022, the Company had working capital of $3.76 billion compared to $3.72 billion as of December 31, 2021. The increase in working capital was primarily the result of the increase in accounts receivable and inventories, related to the increase in net sales for the year ended December 31, 2022. For the year ended December 31, 2022, our net cash provided by operating activities was approximately $887.7 million as compared to $1.16 billion for the year ended December 31, 2021. Principal uses of cash flows in 2022 were purchases of investments, purchases of treasury stock, the acquisition of CANarchy, development of our brands internationally and acquisitions of real property, property and equipment. These principal uses of cash flows are expected to be and remain our principal recurring use of cash and working capital funds in the future (See “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”).

Opportunities, Challenges and Risks

Looking forward, our management has identified certain challenges and risks for the beverage industry and the Company, including our significant commercial relationship with TCCC and TCCC’s status as a significant stockholder of the Company, in each case as described above under “Part I, Item 1A – Risk Factors.”

In addition, legislation has been proposed and/or adopted at the U.S., state, county and/or municipal level and proposed and/or adopted in certain foreign jurisdictions to restrict the sale of energy and alcohol drinks (including prohibiting the sale of energy and/or alcohol drinks at certain establishments or pursuant to certain governmental programs), limit caffeine and/or alcohol content, require certain product labeling disclosures and/or warnings, impose taxes, limit product sizes or impose age restrictions for the sale of energy and/or alcohol drinks. In addition, articles critical of the caffeine content in energy drinks and their perceived benefits, or alcohol drinks and their misuse or abuse, as well as articles indicating certain health risks of energy or alcohol drinks have been published. The proposal and/or adoption of such legislation and the publication of such articles, or the future proposal and/or adoption of similar legislation or publication of similar articles, may adversely affect our Company.

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

Consumer discretionary spending also represents a challenge to the successful marketing and sale of our products. Increases in consumer and regulatory awareness of the health problems arising from obesity and inactive lifestyles as well as alcohol consumption continue to represent a challenge.

We recognize that obesity and alcohol abuse and misuse are complex and serious public health problems. Our commitment to consumers begins with our broad product line and a wide selection of diet, light and low calorie beverages within our product lines. We continuously strive to meet changing consumer needs through beverage innovation, choice and variety. (See “Part I, Item 1A – Risk Factors”).

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

In addition, other key challenges and risks that could impact our Company’s future financial results include, but are not limited to:

●	the risks associated with the realization of benefits from our relationship with TCCC;
●	changes in consumer preferences and demand for our products;
●	economic uncertainty in the United States, Europe and other countries in which we operate;
●	the risks associated with foreign currency exchange rate fluctuations;
●	maintenance of our brand image, product quality and corporate reputation;
●	increasing concern over various environmental, human rights and health matters, including obesity, caffeine and/or alcohol consumption and energy and/or alcohol drinks generally, and changes in regulation and consumer preferences in response to those concerns;

●	profitable expansion and growth of our family of brands in the competitive market place (See “Part I, Item 1 – Business – Competition” and “Part I, Item 1 – Business – Sales and Marketing”);
●	costs of establishing and promoting our brands internationally;
●	the risks associated with entering into new sectors in the beverage industry, in particular the alcohol beverage sector, and making acquisitions to implement our growth strategy;
●	increases in costs of raw materials used by us;
●	restrictions on imports and sources of supply, duties or tariffs, changes in related government regulations and disruptions in the timely import or export of our products and/or ingredients including flavors, flavor ingredients and supplement ingredients, due to port strikes and/or port congestion, delays due to the COVID-19 pandemic, related labor issues or other importation impediments;
●	protection of our existing intellectual property portfolio of trademarks and copyrights and our continuous pursuit to develop and protect new and innovative trademarks and copyrights for our expanding product lines;
●	limitations on available quantities of aluminum cans, other packaging materials and ingredients;
●	limitations on co-packing availability and in particular, consolidation in the co-packing industry;
●	increases in ocean and domestic freight rates;
●	the long-term impact of Brexit on our business in Europe and the United Kingdom;
●	the imposition of additional regulation, including regulation restricting the sale of energy or alcohol drinks, limiting caffeine or alcohol content in beverages, requiring product labeling and/or warnings, imposing excise taxes and/or sales taxes, and/or limiting product size and/or age restrictions; and
●	the continuation or worsening of the COVID-19 pandemic.

See “Part I, Item 1A – Risk Factors” for additional information about risks and uncertainties facing our Company.

We believe that the following opportunities exist for us:

●	domestic and international growth potential of our products;
●	growth potential of the energy drink and alcohol beverage categories, both domestically and internationally;
●	growth potential of the affordable energy drink category;
●	planned and future new product and product line introductions with the objective of increasing sales and/or contributing to higher profitability;
●	the introduction of new package formats designed to generate strong revenue growth;
●	package, pricing and channel opportunities to increase profitable growth;
●	effective strategic positioning to capitalize on industry growth;
●	broadening distribution/expansion opportunities in both domestic and international markets;
●	launching and/or relaunching our products and new products into new domestic and international markets and channels;
●	continued focus on reducing our cost base; and
●	our entry into the alcohol category and development of our alcohol portfolio.

Results of Operations

This section of the Annual Report on Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. A detailed discussion of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

The following table sets forth key statistics for the years ended December 31, 2022, 2021 and 2020, respectively.

(In thousands, except per share amounts)				Percentage	Percentage
				Change	Change
	2022	2021	2020	22 vs. 21	21 vs. 20
Net sales[1]	$6,311,050	$5,541,352	$4,598,638	13.9%	20.5%
Cost of sales	3,136,483	2,432,839	1,874,758	28.9%	29.8%
Gross profit*[1]	3,174,567	3,108,513	2,723,880	2.1%	14.1%
Gross profit as a percentage of net sales	50.3%	56.1%	59.2%

Operating expenses	1,589,846	1,311,046	1,090,727	21.3%	20.2%
Operating expenses as a percentage of net sales	25.2%	23.7%	23.7%

Operating income[1]	1,584,721	1,797,467	1,633,153	(11.8)%	10.1%
Operating income as a percentage of net sales	25.1%	32.4%	35.5%

Other (expense) income, net	(12,757)	3,952	(6,996)	(422.8)%	(156.5)%

Income before provision for income taxes[1]	1,571,964	1,801,419	1,626,157	(12.7)%	10.8%

Provision for income taxes	380,340	423,944	216,563	(10.3)%	95.8%

Income taxes as a percentage of income before taxes	24.2%	23.5%	13.3%

Net income[1]	$1,191,624	$1,377,475	$1,409,594	(13.5)%	(2.3)%
Net income as a percentage of net sales	18.9%	24.9%	30.7%

Net income per common share:
Basic	$2.26	$2.61	$2.66	(13.2)%	(2.1)%
Diluted	$2.23	$2.57	$2.64	(13.1)%	(2.4)%

Energy Drink case sales (in thousands) (in 192‑ounce case equivalents)[2]	701,677	613,441	504,821	14.4%	21.5%

1Includes $40.0 million, $41.5 million and $42.1 million for the years ended December 31, 2022, 2021 and 2020, respectively, related to the recognition of deferred revenue.

2Excludes case sales of the Alcohol Brands and Other segments.

*Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses. We include out-bound freight and warehouse costs in operating expenses rather than in cost of sales.

Net Sales

Net sales were $6.31 billion for the year ended December 31, 2022, an increase of approximately $769.7 million, or 13.9% higher than net sales of $5.54 billion for the year ended December 31, 2021. Net sales increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand, as well as due to pricing actions and reductions in promotions in certain markets. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $239.5 million for the year ended December 31, 2022. Net sales on a foreign currency adjusted basis increased 18.2% for the year ended December 31, 2022.

Net sales were $2.20 billion and $1.90 billion for the years ended December 31, 2022 and 2021, respectively, in EMEA, Asia Pacific, Latin America and the Caribbean.

Net sales for the Monster Energy® Drinks segment were $5.83 billion for the year ended December 31, 2022, an increase of approximately $612.5 million, or 11.7% higher than net sales of $5.22 billion for the year ended December 31, 2021. Net sales for the Monster Energy® Drinks segment increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had an unfavorable impact on net sales for the Monster Energy® Drinks segment of approximately $222.3 million for the year ended December 31, 2022. Net sales for the Monster Energy® Drinks segment on a foreign currency adjusted basis increased 16.0% for the year ended December 31, 2022.

Net sales for the Strategic Brands segment were $353.5 million for the year ended December 31, 2022, an increase of approximately $58.7 million, or 19.9% higher than net sales of $294.8 million for the year ended December 31, 2021. Net sales for the Strategic Brands segment increased primarily due to increased worldwide sales by volume of our Predator® and NOS® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $17.2 million for the Strategic Brands segment for the year ended December 31, 2022. Net sales for the Strategic Brands segment on a foreign currency adjusted basis increased 25.8% for the year ended December 31, 2022.

Net sales for the Alcohol Brands segment were $101.4 million for the year ended December 31, 2022 (effectively from February 17, 2022 to December 31, 2022). There were no comparative 2021 net sales for the Alcohol Brands segment as the Company completed its acquisition of CANarchy on February 17, 2022.

Net sales for the Other segment were $22.9 million for the year ended December 31, 2022, a decrease of approximately $3.0 million, or 11.5% lower than net sales of $25.9 million for the year ended December 31, 2021.

Case sales for our energy drink products, in 192-ounce case equivalents, were 701.7 million cases for the year ended December 31, 2022, an increase of approximately 88.2 million cases or 14.4% higher than case sales of 613.4 million cases for the year ended December 31, 2021. The overall average net sales per case for our energy drink products (excluding net sales of Alcohol Brands and Other segments) decreased to $8.82 for the year ended December 31, 2022, which was 1.9% lower than the average net sales per case of $8.99 for the year ended December 31, 2021. The decrease in the average net sales per case was primarily the result of geographical and product sales mix.

Barrel sales for our craft beers and hard seltzers, in 31 US gallon equivalents, were 0.3 million barrels for the year ended December 31, 2022 (effectively from February 17, 2022 to December 31, 2022).

Gross Profit

Gross profit was $3.17 billion for the year ended December 31, 2022, an increase of approximately $66.1 million, or 2.1% higher than the gross profit of $3.11 billion for the year ended December 31, 2021.

Gross profit as a percentage of net sales decreased to 50.3% for the year ended December 31, 2022 from 56.1% for the year ended December 31, 2021. The decrease for the year ended December 31, 2022 was primarily the result of increased freight rates and fuel costs, including costs relating to the importation of aluminum cans, increased ingredient and other input costs, including secondary packaging materials, increased aluminum can costs attributable to higher aluminum commodity pricing, increased co-packing fees, production inefficiencies and geographical sales mix.

Operating Expenses

Total operating expenses were $1.59 billion for the year ended December 31, 2022, an increase of approximately $278.8 million, or 21.3% higher than total operating expenses of $1.31 billion for the year ended December 31, 2021.

The comparative operating expenses for the year ended December 31, 2021 included a $16.9 million reversal of amounts previously accrued in connection with an intellectual property claim. The increase in operating expenses was primarily due to increased general and administrative expenses of $92.9 million, including travel and entertainment, professional service fees (including legal and accounting) and depreciation and amortization, increased out-bound fuel, freight and warehouse costs of $74.3 million, increased selling and marketing expenses of $59.9 million, including sponsorships and endorsements, point of sale, premiums and allocated trade development, and increased payroll expenses of $57.0 million (of which $23.1 million was related to CANarchy). In addition, CANarchy related depreciation and amortization was $8.7 million for year ended December 31, 2022. The increase in operating expenses was partially offset by a decrease in distributor termination expenses of $5.3 million for the year ended December 31, 2022.

Operating expenses as a percentage of net sales for the years ended December 31, 2022 and 2021 were 25.2% and 23.7%, respectively. Operating expenses for the year ended December 31, 2019 (pre COVID-19) were $1.12 billion, or 26.6% of net sales.

Operating Income

Operating income was $1.58 billion for the year ended December 31, 2022, a decrease of approximately $212.7 million, or 11.8% lower than operating income of $1.80 billion for the year ended December 31, 2021. Operating income as a percentage of net sales decreased to 25.1% for the year ended December 31, 2022 from 32.4% for the year ended December 31, 2021. Operating income for the year ended December 31, 2022 decreased primarily as a result of the increase in operating expenses as well as the decrease in the gross profit as a percentage of net sales.

Operating income was $316.3 million and $402.8 million for the years ended December 31, 2022 and 2021, respectively, for our operations in EMEA, Asia Pacific, Latin America and the Caribbean.

Operating income for the Monster Energy® Drinks segment, exclusive of corporate and unallocated expenses, was $1.85 billion for the year ended December 31, 2022, a decrease of approximately $140.7 million, or 7.1% lower than operating income of $1.99 billion for the year ended December 31, 2021. The decrease in operating income for the Monster Energy® Drinks segment was primarily the result of an increase in operating expenses as well as a decrease in gross profit as a percentage of net sales.

Operating income for the Strategic Brands segment, exclusive of corporate and unallocated expenses, was $197.7 million for the year ended December 31, 2022, an increase of approximately $24.0 million, or 13.8% higher than operating income of $173.7 million for the year ended December 31, 2021. The increase in operating income for the Strategic Brands segment was primarily the result of a $30.6 million increase in gross profit.

Operating loss for the Alcohol Brands segment, exclusive of corporate and unallocated expenses, was $31.5 million for the year ended December 31, 2022 (effectively from February 17, 2022 to December 31, 2022). The operating loss for the year ended December 31, 2022 was due in part to (i) excess depreciation and amortization as well as the fair value treatment of purchased inventory, all relating to the CANarchy Transaction, (ii) increased input costs and an underutilization of fixed overhead and (iii) sales volume declines primarily of Wild BasinTM due in part to overall sales declines in the hard seltzer category. The inventory acquired, which was subsequently sold, was recognized through cost of goods sold at fair value (purchased cost), resulting in no recognized profits on the associated sales.

Operating income for the Other segment, exclusive of corporate and unallocated expenses, was $3.0 million for the year ended December 31, 2022, a decrease of approximately $3.9 million, or 56.2% lower than operating income of $6.9 million for the year ended December 31, 2021.

Other (Expense) Income, net

Other (expense) income, net, was ($12.8) million for the year ended December 31, 2022, as compared to other (expense) income, net, of $4.0 million for the year ended December 31, 2021. Foreign currency transaction gains (losses) were ($37.9) million and $0.3 million for the years ended December 31, 2022 and 2021, respectively. Interest income was $29.7 million and $4.2 million for the years ended December 31, 2022 and 2021, respectively.

Provision for Income Taxes

Provision for income taxes was $380.3 million for the year ended December 31, 2022, a decrease of $43.6 million, or 10.3% lower than the provision for income taxes of $423.9 million for the year ended December 31, 2021. The effective combined federal, state and foreign tax rate was 24.2% and 23.5% for the years ended December 31, 2022 and 2021, respectively. The increase in the effective tax rate was primarily attributable to the decrease in income in certain foreign jurisdictions with lower tax rates compared to the United States.

Net Income

Net income was $1.19 billion for the year ended December 31, 2022, a decrease of $185.9 million, or 13.5% lower than net income of $1.38 billion for the year ended December 31, 2021. The decrease in net income for the year ended December 31, 2022 was primarily due to the decrease in the gross profit percentage of net sales as well as the increase in operating expenses.

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

Non-GAAP Financial Measures and Other Key Metrics

Gross Billings**

Gross billings were $7.26 billion for the year ended December 31, 2022, an increase of approximately $837.0 million, or 13.0% higher than gross billings of $6.42 billion for the year ended December 31, 2021. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings of approximately $285.9 million for the year ended December 31, 2022.

Gross billings for the Monster Energy® Drinks segment were $6.74 billion for the year ended December 31, 2022, an increase of approximately $678.4 million, or 11.2% higher than gross billings of $6.06 billion for the year ended December 31, 2021. Gross billings for the Monster Energy® Drinks segment increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand, as well as due to price increases in certain markets. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings for the Monster Energy® Drinks segment of approximately $268.7 million for the year ended December 31, 2022.

Gross billings for the Strategic Brands segment were $398.7 million for the year ended December 31, 2022, an increase of $58.6 million, or 17.2% higher than gross billings of $340.2 million for the year ended December 31, 2021. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings in the Strategic Brands segment of approximately $17.2 million for the year ended December 31, 2022.

Gross billings for the Alcohol Brands segment were $103.0 million for the year ended December 31, 2022 (effectively from February 17, 2022 to December 31, 2022). There were no comparative 2021 gross billings for the Alcohol Brands segment as the Company completed its acquisition of CANarchy on February 17, 2022.

Gross billings for the Other segment were $22.9 million for the year ended December 31, 2022, a decrease of $3.0 million, or 11.5% lower than gross billings of $25.9 million for the year ended December 31, 2021.

Promotional allowances, commissions and other expenses, as described in the footnote below, were $990.6 million for the year ended December 31, 2022, an increase of $65.8 million, or 7.1% higher than promotional allowances, commissions and other expenses of $924.7 million for the year ended December 31, 2021. Promotional allowances as a percentage of gross billings were 13.6% and 14.4% for the years ended December 31, 2022 and 2021, respectively.

**Gross billings represent amounts invoiced to customers net of cash discounts, returns and excise taxes. Gross billings are used internally by management as an indicator of and to monitor operating performance, including sales performance of particular products, salesperson performance, product growth or declines and is useful to investors in evaluating overall Company performance. The use of gross billings allows evaluation of sales performance before the effect of any promotional items, which can mask certain performance issues. We therefore believe that the presentation of gross billings provides a useful measure of our operating performance. The use of gross billings is not a measure that is recognized under GAAP and should not be considered as an alternative to net sales, which is determined in accordance with GAAP, and should not be used alone as an indicator of operating performance in place of net sales. Additionally, gross billings may not be comparable to similarly titled measures used by other companies, as gross billings has been defined by our internal reporting practices. In addition, gross billings may not be realized in the form of cash receipts as promotional payments and allowances may be deducted from payments received from certain customers.

The following table reconciles the non-GAAP financial measure of gross billings with the most directly comparable GAAP financial measure of net sales:

				Percentage	Percentage
In thousands				Change	Change
	2022	2021	2020	22 vs. 21	21 vs. 20
Gross Billings	$7,261,639	$6,424,632	$5,328,683	13.0%	20.6%
Deferred Revenue	39,969	41,462	42,110	(3.6)%	(1.5)%
Less: Promotional allowances, commissions and other expenses***	(990,558)	(924,742)	(772,155)	7.1%	19.8%
Net Sales	$6,311,050	$5,541,352	$4,598,638	13.9%	20.5%

***Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the presentation thereof does not conform to GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances for our energy drink products primarily include consideration given to our non-alcohol bottlers/distributors or retail customers including, but not limited to the following: (i) discounts granted off list prices to support price promotions to end-consumers by retailers; (ii) reimbursements given to our bottlers/distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (iii) our agreed share of fees given to bottlers/distributors and/or directly to retailers for advertising, in-store marketing and promotional activities; (iv) our agreed share of slotting, shelf space allowances and other fees given directly to retailers, club stores and/or wholesalers; (v) incentives given to our bottlers/distributors and/or retailers for achieving or exceeding certain predetermined sales goals; (vi) discounted or free products; (vii) contractual fees given to our bottlers/distributors related to sales made by us direct to certain customers that fall within the bottlers’/distributors’ sales territories; and (viii) certain commissions paid based on sales to our bottlers/distributors. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. Promotional and other allowances for our energy drink products constitute a material portion of our marketing activities. Our promotional allowance programs for our energy drink products with our numerous bottlers/distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year. The primary drivers of our promotional and other allowance activities for our energy drink products for the years ended December 31, 2022 and 2021 were (i) to increase sales volume and trial, (ii) to address market conditions, and (iii) to secure shelf and display space at retail. Promotional and other allowances for our Alcohol Brands segment primarily include price promotions where permitted.

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

Our quarterly results of operations reflect seasonal trends that are primarily the result of increased demand in the warmer months of the year. Beverage sales tend to be lower during the first and fourth quarters of each calendar year. However, our experience with our energy drink products suggests they are less seasonal than the seasonality expected from traditional beverages. In addition, our continued growth internationally may further reduce the impact of seasonality on our business. Quarterly fluctuations may also be affected by other factors including the introduction of new products, the opening of new markets where temperature fluctuations are more pronounced, the addition of new bottlers/distributors, changes in the sales mix of our products and changes in and/or increased advertising and promotional expenses. The

COVID-19 pandemic, including new variants, may also have an impact on consumer behavior and change the seasonal fluctuation of our business. (See “Part I, Item 1 – Business – Seasonality”).

	2022	2021	2020
Net Sales (in Thousands)
Quarter 1	$1,518,574	$1,243,816	$1,062,097
Quarter 2	1,655,260	1,461,934	1,093,896
Quarter 3	1,624,286	1,410,557	1,246,362
Quarter 4	1,512,930	1,425,045	1,196,283
Total	$6,311,050	$5,541,352	$4,598,638

Less: Alcohol Brands and Other segment net sales (in Thousands)
Quarter 1	$(21,134)	$(5,727)	$(5,105)
Quarter 2	(38,428)	(7,905)	(6,644)
Quarter 3	(33,265)	(6,316)	(8,618)
Quarter 4	(31,522)	(5,969)	(6,671)
Total	$(124,349)	$(25,917)	$(27,038)

Adjusted Net Sales (in Thousands)¹
Quarter 1	$1,497,440	$1,238,089	$1,056,992
Quarter 2	1,616,832	1,454,029	1,087,252
Quarter 3	1,591,021	1,404,241	1,237,744
Quarter 4	1,481,408	1,419,076	1,189,612
Total	$6,186,701	$5,515,435	$4,571,600

Energy Drink Case Volume / Sales (in Thousands)
Quarter 1	168,793	138,566	115,598
Quarter 2	184,197	161,450	116,960
Quarter 3	182,460	159,975	139,922
Quarter 4	166,227	153,450	132,341
Total	701,677	613,441	504,821

Energy Drink Adjusted Average Net Sales Per Case
Quarter 1	$8.87	$8.94	$9.14
Quarter 2	8.78	9.01	9.30
Quarter 3	8.72	8.78	8.85
Quarter 4	8.91	9.25	8.99
Total	$8.82	$8.99	$9.06

1Excludes Alcohol Brands and Other segment net sales.

The following represents energy drink case sales by segment for the years ended December 31:

(In thousands, except average net sales per case)	2022	2021	2020
Net sales	$6,311,050	$5,541,352	$4,598,638
Less: Alcohol Brands segment sales	(101,405)	—	—
Less: Other segment sales	(22,944)	(25,917)	(27,038)
Adjusted net sales[1]	$6,186,701	$5,515,435	$4,571,600

Case sales by segment:[1]
Monster Energy® Drinks	581,937	520,577	428,596
Strategic Brands	119,740	92,864	76,225
Total case sales	701,677	613,441	504,821
Average net sales per case - Energy Drinks	$8.82	$8.99	$9.06

1Excludes Alcohol Brands segment (effectively from February 17, 2022 to December 31, 2022) and Other segment net sales.

Net changes in foreign currency exchange rates had an unfavorable impact on both net sales and the overall average net sales per case for the year ended December 31, 2022.

Unit Sales of our alcohol products are expressed in barrel equivalents (“Barrel”). A Barrel is a unit of measurement equal to 31 U.S. gallons. Barrel sales were 0.3 million for the year ended December 31, 2022 (effectively from February 17, 2022 to December 31, 2022).

Inflation

Inflation had a negative impact on our results of operations, leading to increased cost of sales and operating expenses for the years ended December 31, 2022 and 2021. To mitigate the impact of inflation, we implemented a price increase effective September 1, 2022 in the United States and continue to implement price increases in certain international markets where feasible.

Liquidity and Capital Resources

Cash and cash equivalents, short-term and long-term investments – As of December 31, 2022, we had $1.31 billion in cash and cash equivalents, $1.36 billion in short-term investments and $61.4 million in long-term investments. We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical rating organizations) in selecting and maintaining our investments. We regularly assess market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Of our $1.31 billion of cash and cash equivalents held at December 31, 2022, $668.9 million was held by our foreign subsidiaries. No short-term or long-term investments were held by our foreign subsidiaries at December 31, 2022.

We believe that cash available from operations, including our cash resources and access to credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of capital assets, purchases of equipment, purchases of real property and purchases of shares of our common stock, through at least the next 12 months. Based on our current plans, capital expenditures (exclusive of common stock repurchases) are likely to be less than $300.0 million through December 31, 2023. However, future business opportunities may cause a change in this estimate.

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

The following summarizes our cash flows for the years ended December 31, 2022, 2021 and 2020 (in thousands):

Net cash provided by (used in):
	2022	2021	2020
Operating activities	$887,699	$1,155,741	$1,364,163
Investing activities	$(161,367)	$(992,022)	$(472,487)
Financing activities	$(706,938)	$34,821	$(526,068)

Cash flows provided by operating activities. Cash provided by operating activities was $887.7 million for the year ended December 31, 2022, as compared with cash provided by operating activities of $1.16 billion for the year ended December 31, 2021.

For the year ended December 31, 2022, cash provided by operating activities was primarily attributable to net income earned of $1.19 billion and adjustments for certain non-cash expenses, consisting of $64.1 million of stock-based compensation, $61.2 million of depreciation and amortization, $7.3 million of non-cash lease expense and $2.2 million loss on impairment of intangibles. For the year ended December 31, 2022, cash provided by operating activities also increased due to a $49.8 million increase in accounts payable, a $48.2 million decrease in deferred income taxes, a $50.8 million increase in accrued promotional allowances and a $3.7 million increase in accrued compensation. For the year ended December 31, 2022, cash used in operating activities was primarily attributable to a $347.7 million increase in inventories, a $129.0 million increase in accounts receivable, a $38.3 million increase in prepaid expenses and other assets, a $30.4 million decrease in accrued liabilities, a $19.9 million decrease in deferred revenue, a $16.9 million decrease in income taxes payable, a $4.5 million decrease in other liabilities and $4.4 million decrease in prepaid income taxes.

For the year ended December 31, 2021, cash provided by operating activities was primarily attributable to net income earned of $1.38 billion and adjustments for certain non-cash expenses, consisting of $50.2 million of depreciation and amortization, and $70.5 million of stock-based compensation. For the year ended December 31, 2021, cash provided by operating activities also increased due to a $114.3 million increase in accounts payable, a $71.6 million increase in accrued liabilities, a $31.5 million increase in accrued promotional allowances, a $16.4 million increase in deferred income taxes, an $8.0 million increase in accrued compensation and a $7.2 million increase in income taxes payable. For the year ended December 31, 2021, cash used in operating activities was primarily attributable to a $277.8 million increase in inventories, a $254.2 million increase in accounts receivable, a $29.3 million increase in prepaid expenses and other assets, a $22.7 million decrease in deferred revenue and a $10.9 million increase in prepaid income taxes.

Cash flows used in investing activities. Net cash used in investing activities was $161.4 million for the year ended December 31, 2022, as compared to cash used in investing activities of $992.0 million for the year ended December 31, 2021.

For both the years ended December 31, 2022 and 2021, cash provided by investing activities was primarily attributable to sales of available-for-sale investments. For both the years ended December 31, 2022 and 2021, cash used in investing activities was primarily attributable to purchases of available-for-sale investments. For the year ended December 31, 2022, cash used in investing activities included $329.5 million (net of cash acquired), related to the CANarchy Transaction. To a lesser extent, for both the years ended December 31, 2022 and 2021, cash used in investing activities also included the acquisition of real property, fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software, equipment used for sales and administrative activities, certain leasehold improvements, improvements to real property as well as the acquisition, defense and maintenance of trademarks. We expect to continue to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, leasehold improvements, the acquisition of capital equipment (specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products and to develop our brand in international markets) and for other corporate purposes. From time to time, we may also use cash to purchase additional real property related to our beverage business and/or acquire compatible businesses.

Cash flows (used in) provided by financing activities. Cash used in financing activities was $706.9 million for the year ended December 31, 2022 as compared to cash provided by financing activities of $34.8 million for the year ended December 31, 2021. The cash flows used in financing activities for the year ended December 31, 2022 was primarily the result of the repurchases of our common stock. The cash flows provided by financing activities for both the years ended December 31, 2022, and 2021 was primarily attributable to the issuance of our common stock related to stock-based compensation.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of December 31, 2022:

	Payments due by period (in thousands)
		Less than	1‑3	3‑5	More than
Obligations	Total	1 year	years	years	5 years
Contractual Obligations[1]	$314,251	$239,350	$65,315	$9,586	$—
Finance Leases	811	769	40	2	—
Operating Leases	42,011	8,854	12,566	8,242	12,349
Purchase Commitments[2]	328,015	316,680	11,156	179	—
	$685,088	$565,653	$89,077	$18,009	$12,349

1Contractual obligations include our obligations related to sponsorships and other commitments.

2Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms, but are generally satisfied within one year.

In addition, approximately $3.0 million of unrecognized tax benefits have been recorded as liabilities as of December 31, 2022. It is expected that the amount of unrecognized tax benefits will not significantly change within the next 12 months. As of December 31, 2022, we had $0.4 million of accrued interest and penalties related to unrecognized tax benefits.

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

The following summarizes our most significant critical accounting estimates:

Goodwill – The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not amortized; instead, goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If the Company reasonably determines that it is more-likely-than-not that the fair value is less than the carrying value, the Company performs its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. Application of the goodwill impairment test requires significant judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated through the use of a discounted cash flow methodology. This analysis requires significant assumptions, including discount rate, projected future revenues, projected future operating margins and terminal growth rates. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. The Company will recognize an impairment for the amount by which the carrying amount exceeds a reporting unit’s fair value. For the years ended December 31, 2022, 2021 and 2020, there were no goodwill impairments recorded and there are no accumulated impairment balances.

Other Intangibles – In accordance with FASB ASC 350, intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists. Recoverability of indefinite-lived intangible assets is determined on a relief from royalty methodology, which is based on the implied royalty paid, at an appropriate discount rate, to license the use of an asset rather than owning the asset. The present value of the after-tax cost savings (i.e. royalty relief) indicates the estimated fair value of the asset. Any excess of the carrying value over the estimated fair value is recognized as an impairment loss equal to that excess. This analysis requires significant assumptions, including discount rate, projected future revenues and terminal growth rates. A significant change in any or a combination of the assumptions used to estimate fair value of our indefinite-lived intangible assets could have a negative impact on the estimated fair values. The Company amortizes its trademarks with finite useful lives over their respective useful lives. For the year ended December 31, 2022, an impairment charge of $2.2 million was recorded to intangibles. For the year ended December 31, 2021 no impairment charges were recorded to intangibles. For the year ended December 31, 2020, an impairment charge of $8.7 million was recorded to intangibles.

Revenue Recognition – Promotional and other allowances (variable consideration) recorded as a reduction to net sales for our energy drink products primarily include consideration given to the Company’s non-alcohol bottlers/distributors or retail customers including, but not limited to the following:

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

The Company’s promotional allowance programs for its energy drink products with its bottlers/distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year. The Company’s promotional and other allowances for its energy drink products are calculated based on various programs with bottlers/distributors and retail customers, and accruals are established during the year for its anticipated liabilities. These accruals are based on agreed upon terms as well as the Company’s historical experience with similar programs and require management’s judgment with respect to estimating consumer participation and/or distributor and retail customer performance levels. Differences between such estimated expenses and actual expenses for promotional and other allowance costs have historically been insignificant and are recognized in earnings in the period such differences are determined.

Promotional and other allowances for the Alcohol Brands segment primarily include price promotions where permitted.

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

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside our control and involve a number of risks, uncertainties and other factors, that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

●	Our ability to absorb, mitigate or pass on cost increases to our bottlers/distributors and/or customers;
●	The impact of rising costs, interest rates, and inflation on the discretionary income of our consumers, particularly the rising cost of energy;
●	Uncertainties associated with an economic slowdown or recession that could negatively impact the financial condition of our customers and could result in a reduced demand for our products;
●	The impact of the military conflict in Ukraine, including supply chain disruptions, volatility in commodity prices, increased economic uncertainty and escalating geopolitical tensions;

●	Fluctuations in growth and/or growth rates and/or decline in sales of the domestic and international energy drink categories generally, including in the convenience and gas channel (which is our largest channel) and the impact on demand for our products resulting from deteriorating economic conditions and/or financial uncertainties;
●	The impact of temporary or permanent facility closures, production slowdowns and disruptions in operations experienced by our suppliers, bottlers/distributors,/or co-packers, and/or breweries, including any material disruptions on the production and distribution of our products;
●	The consolidation of co-packers leading us to increasingly rely on fewer co-packing groups, certain of which account for a large percentage of our co-packing capacity for our Monster Energy® drinks;
●	The impact of logistical issues and delays, including shortages of shipping containers and port of entry congestion;
●	We have extensive commercial arrangements with TCCC and, as a result, our future performance is substantially dependent on the success of our relationship with TCCC;
●	The impact of TCCC’s bottlers/distributors distributing Coca-Cola brand energy drinks and possible reductions in the number of our SKUs carried by such bottlers/distributors and/or such bottlers/distributors imposing limitations on distributing new product SKUs;
●	The effect of TCCC being one of our significant stockholders and the potential divergence of TCCC’s interests from those of our other stockholders;
●	Our ability to maintain relationships with TCCC system bottlers/distributors and manage their ongoing commitment to focus on our non-alcohol products;
●	Disruption in distribution channels and/or decline in sales due to the termination and/or insolvency of existing and/or new domestic and/or international bottlers/distributors;
●	Lack of anticipated demand for our products in domestic and/or international markets;
●	Fluctuations in the inventory levels of our bottlers/distributors, planned or otherwise, and the resultant impact on our revenues;
●	Unfavorable regulations, including taxation, age restrictions imposed on the sale, purchase, or consumption of our products, marketing restrictions, product registration requirements, tariffs, trade restrictions, container size limitations and/or ingredient restrictions;
●	The effect of inquiries from, and/or actions by, state attorneys general, the Federal Trade Commission (the “FTC”), the Food and Drug Administration (the “FDA”), the Bureau of Alcohol, Tobacco, Firearms and Explosives (the “ATF”), municipalities, city attorneys, other government agencies, quasi-government agencies, government officials (including members of U.S. Congress) and/or analogous central and local agencies and other authorities in the foreign countries in which our products are manufactured and/or distributed, into the advertising, marketing, promotion, ingredients, sale and/or consumption of our products, including voluntary and/or required changes to our business practices;
●	Our ability to comply with laws, regulations and evolving industry standards regarding consumer privacy and data use and security, including, but not limited to, with respect to the General Data Protection Regulation and the California Consumer Privacy Act of 2018;
●	Our ability to achieve profitability and/or repatriate cash from certain of our operations outside the United States;
●	Our ability to manage legal and regulatory requirements in foreign jurisdictions, potential difficulties in staffing and managing foreign operations and potentially higher incidence of fraud or corruption and credit risk of foreign customers and/or bottlers/distributors;
●	Changes in U.S. tax laws as a result of any legislation proposed by the U.S. Presidential Administration or U.S. Congress, which may include efforts to change or repeal the 2017 Tax Cuts and Jobs Act and the federal corporate income tax rate reduction;
●	Our ability to produce our products in international markets in which they are sold, thereby reducing freight costs and/or product damages;
●	Our ability to effectively manage our inventories and/or our accounts receivables;
●	Our foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities denominated in currencies other than the U.S. dollar, which will continue to increase as foreign sales increase;
●	The long-term impact of the United Kingdom’s departure from the European Union (or “Brexit”);
●	Changes in accounting standards may affect our reported profitability;

●	Implications of the Organization for Economic Cooperation and Development’s base erosion and profit shifting project;
●	Any proceedings which may be brought against us by the Securities and Exchange Commission (the “SEC”), the FDA, the FTC, the ATF or other governmental agencies or bodies;
●	The outcome and/or possibility of future shareholder derivative actions or shareholder securities litigation that may be filed against us and/or against certain of our officers and directors, and the possibility of other private shareholder litigation;
●	The outcome of product liability or consumer fraud litigation and/or class action litigation (or its analog in foreign jurisdictions) regarding the safety of our products and/or the ingredients in and/or claims made in connection with our products and/or alleging false advertising, marketing and/or promotion, and the possibility of future product liability and/or class action lawsuits;
●	Exposure to significant liabilities due to litigation, legal or regulatory proceedings, including litigation directed at the energy and alcohol beverage industries generally or at the Company in particular;
●	Intellectual property injunctions;
●	Unfavorable resolution of tax matters;
●	Uncertainty and volatility in the domestic and global economies, including risk of counterparty default or failure;
●	Our ability to address any significant deficiencies or material weakness in our internal controls over financial reporting;
●	Our ability to continue to generate sufficient cash flows to support our expansion plans and general operating activities;
●	Decreased demand for our products resulting from changes in consumer preferences, including, but not limited to: changes in demand for different packages, sizes and configurations; changes due to perceived health concerns such as obesity, ingredients in our products or packaging, and alcohol abuse; changes due to product safety concerns; and/or changes due to decreased consumer discretionary spending power;
●	Adverse publicity surrounding obesity, alcohol consumption, and other health concerns related to our products, product safety and quality, water usage, environmental impact and sustainability, human rights, our culture, workforce and labor and workplace laws;
●	Our ability to meet or comply with sustainability-related expectations, standards, and regulations, including forthcoming rules set forth by the SEC and European Commission;
●	Changes in demand that are weather or season related and/or for other reasons, including changes in product category and/or package consumption and changes in cost and availability of certain key ingredients including aluminum cans, as well as disruptions to the supply chain, as a result of climate change and poor or extreme weather conditions;
●	The impact of unstable political conditions, civil unrest, large scale terrorist acts, the outbreak or escalation of armed hostilities, major natural disasters and extreme weather conditions, widespread outbreaks of infectious diseases (such as the COVID-19 pandemic), or unforeseen economic and political changes and local or international catastrophic events;
●	The human and economic consequences of the COVID-19 pandemic, including new variants, as well as the measures taken or that may be taken in the future by governments, and consequently, businesses (including the Company and its suppliers, bottlers/ distributors, co-packers and other service providers) and the public at large to limit the COVID-19 pandemic;
●	The impact of changes to our sponsorship and endorsement activities, our sampling activities, and/or our innovation activities as a result of COVID-19 or other pandemics on our future sales and market share;
●	The impact of countries being in lockdown due to the COVID-19 pandemic at various times;
●	The impact on our business of competitive products and pricing pressures and our ability to gain or maintain our share of sales in the marketplace as a result of actions by competitors, including unsubstantiated and/or misleading claims, false advertising claims and tortious interference, as well as competitors selling misbranded products;
●	The impact on our business of trademark and trade dress infringement proceedings brought against us relating to our brands, which could result in an injunction barring us from selling certain of our products and/or require changes to be made to our current trade dress;
●	Our ability to implement and/or maintain price increases, including through reductions in promotional allowances;
●	An inability to achieve volume growth through product and packaging initiatives;

●	Our ability to sustain the current level of sales and/or achieve growth for our Monster Energy® brand energy drinks and/or our other products, including our Strategic Brands and Alcohol Brands;
●	Our ability to implement our growth strategy, including expanding our business in existing and new sectors, such as the alcohol beverage sector;
●	Our ability to successfully integrate CANarchy and other acquired businesses or assets;
●	The inherent operational risks presented by the alcohol beverage industry that may not be adequately covered by insurance or lead to litigation relating to alcohol marketing, advertising, or distribution practices, alcohol abuse problems and other health consequences arising from excessive consumption of or other misuse of alcohol, including death;
●	The impact of criticism of our products and/or the energy drink and/or alcohol beverage markets generally and/or legislation enacted (whether as a result of such criticism or otherwise) that restricts the marketing or sale of energy drinks and/or alcohol beverages (including prohibiting the sale of energy and/or alcohol drinks at certain establishments or pursuant to certain governmental programs), limits caffeine or alcohol content in beverages, requires certain product labeling disclosures and/or warnings, imposes excise and/or sales taxes, limits product sizes and/or imposes age restrictions for the sale of energy and/or alcohol drinks;
●	Our ability to comply with and/or resulting lower consumer demand and/or lower profit margins for energy drinks and/or alcohol beverages due to proposed and/or future U.S. federal, state and local laws and regulations and/or proposed or existing laws and regulations in certain foreign jurisdictions and/or any changes therein, including changes in taxation requirements (including tax rate changes, new tax laws, new and/or increased excise, sales and/or other taxes on our products and revised tax law interpretations) and environmental laws, as well as the Federal Food, Drug, and Cosmetic Act and regulations or rules made thereunder or in connection therewith by the FDA, as well as changes in any other food, drug or similar laws in the United States and internationally, especially those changes that may restrict the sale of energy and/or alcohol drinks (including prohibiting the sale of energy and/or alcohol drinks at certain establishments or pursuant to certain governmental programs), limit caffeine or alcohol content in beverages, require certain product labeling disclosures and/or warnings, impose excise taxes, impose sugar taxes, limit product sizes, or impose age restrictions for the sale of energy and/or alcohol drinks, as well as laws and regulations or rules made or enforced by the ATF and Explosives and/or the FTC or their foreign counterparts;
●	Disruptions in the timely import or export of our products and/or ingredients including flavors, flavor ingredients and supplement ingredients due to port congestion, strikes and related labor issues or otherwise;
●	Our ability to satisfy all criteria set forth in any model energy and/or alcohol drink guidelines, including, without limitation, those adopted by the American Beverage Association, of which we are a member, and/or any international beverage associations and the impact of our failure to satisfy such guidelines may have on our business;
●	The effect of unfavorable or adverse public relations, press, articles, comments and/or media attention;
●	Changes in the cost, quality and availability of containers, packaging materials, aluminum cans or kegs, the Midwest and other premiums, raw materials, including flavors and flavor ingredients, and other ingredients and juice concentrates, and our ability to obtain and/or maintain favorable supply arrangements and relationships and procure timely and/or sufficient production of all or any of our products to meet customer demand;
●	Any shortages that may be experienced in the procurement of containers and/or other raw materials including, without limitation, water, flavors, flavor ingredients, supplement ingredients, aluminum cans generally, PET containers used for our Monster Hydro® energy drinks, 24-ounce aluminum cap cans and 550ml BRE aluminum cans with resealable ends;
●	Limitations in procuring sufficient quantities of aluminum cans;
●	In order to secure sufficient quantities of aluminum cans and sufficient co-packing availability in the future, we may be required to commit to minimum purchase volumes and/or minimum co-packing volumes. In the event that we over-estimate future demand for our products and therefore may not purchase such minimum quantities in full, or utilize such minimum co-packing volumes in full, we may incur claims and/or costs or losses in respect of such shortfalls;
●	The impact on our cost of sales of corporate activity among the limited number of suppliers from whom we purchase certain raw materials;

●	Our ability to pass on to our customers all or a portion of any increases in the costs of raw materials, ingredients, commodities and/or other cost inputs affecting our business;
●	Our ability to achieve both internal domestic and international forecasts, which may be based on projected volumes and sales of many product types and/or new products, certain of which are more profitable than others; there can be no assurance that we will achieve projected levels of sales as well as forecasted product and/or geographic mixes;
●	Our ability to penetrate new domestic and/or international markets and/or gain approval or mitigate the delay in securing approval for the sale of our products in various countries;
●	The effectiveness of sales and/or marketing efforts by us and/or by the bottlers/distributors of our products, most of whom distribute products that may be regarded as competitive with our products;
●	Unilateral decisions by bottlers/distributors, buying groups, convenience chains, grocery chains, mass merchandisers, specialty chain stores, e-commerce retailers, e-commerce websites, club stores and other customers to discontinue carrying all or any of our products that they are carrying at any time, restrict the range of our products they carry, impose restrictions or limitations on the sale of our products and/or the sizes of containers of our products and/or devote less resources to the sale of our products;
●	The impact of certain activities by competitors and others to persuade regulators and/or retailers and/or customers in certain countries to reduce the permitted or maximum container sizes for our products from those currently being sold and marketed by us;
●	The impact of possible trading disputes between our bottler/distributors and their customers and/or one or more buying groups which may result in the delisting of certain of the Company products, temporarily or otherwise;
●	The effects of retailer consolidation on our business and our ability to successfully adapt to the rapidly changing retail landscape, including, but not limited to, substantial competition in the alcohol beverage market from new entrants, consolidations by competitors and retailers, and other competitive activities;
●	Our ability to adapt to the changing retail landscape with the rapid growth in e-commerce retailers;
●	The effects of bottler/distributor consolidation on our business;
●	The costs and/or effectiveness, now or in the future, of our advertising, marketing and promotional strategies;
●	The success of our sports marketing, social media and other general marketing endeavors both domestically and internationally;
●	Possible product recalls and/or reformulations of certain of our products and/or market withdrawals of certain of our products due to defective and/or non-compliant formulas or production in one or more jurisdictions;
●	The failure of our bottlers and/or co-packers to manufacture our products on a timely basis or at all;
●	Our ability to make suitable arrangements and/or procure sufficient capacity for the co-packing of any of our products both domestically and internationally, the timely replacement of discontinued co-packing arrangements and/or limitations on co-packing availability, including for retort production;
●	Our ability to make suitable arrangements for the timely procurement of non-defective raw materials;
●	Our inability to protect and/or the loss of our intellectual property rights and/or our inability to use our trademarks, trade names or designs and/or trade dress in certain countries;
●	Volatility of stock prices which may restrict stock sales, stock purchases or other opportunities as well as negatively impact the motivation of equity award grantees;
●	Provisions in our organizational documents and/or control by insiders which may prevent changes in control even if such changes would be beneficial to other stockholders;
●	Any disruption in and/or lack of effectiveness of our information technology systems, including a breach of cyber security, that disrupts our business or negatively impacts customer relationships, as well as cybersecurity incidents involving data shared with third parties; and
●	Recruitment and retention of senior management, other key employees and our employee base in general.

The foregoing list of important factors and other risks detailed from time to time in our reports filed with the SEC is not exhaustive. See “Part I, Item 1A – Risk Factors” for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, our actual results could be materially different from the results described or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not rely on forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business our financial position is routinely subject to a variety of risks. The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are fluctuations in commodity and other input prices affecting the costs of our raw materials (including, but not limited to, increases in the costs of aluminum cans, as well as sugar, sucralose and other sweeteners, glucose, sucrose, juice concentrates, milk, cream, coffee, tea, hops, malt and yeast, all of which are used in some or many of our products), fluctuations in energy and fuel prices, as well as limitations in the availability of aluminum cans and certain other raw materials and packaging materials. We generally do not use hedging agreements or alternative instruments to manage the risks associated with securing sufficient ingredients or raw materials. We are also subject to market risks with respect to the cost of commodities and other inputs because our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate.

We do not use derivative financial instruments to protect ourselves from fluctuations in interest rates and generally do not hedge against fluctuations in commodity prices.

Our net sales to customers outside of the United States were approximately 37% of consolidated net sales for both the years ended December 31, 2022 and 2021. Our growth strategy includes expanding our international business. As a result, we are subject to risks from changes in foreign currency exchange rates. During the year ended December 31, 2022, we entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts entered into by us as of December 31, 2022 have terms of three months or less. We do not enter into forward currency exchange contracts for speculation or trading purposes.

We have not designated our foreign currency exchange contracts as hedge transactions under FASB ASC 815. Therefore, gains and losses on our foreign currency exchange contracts are recognized in other (expense) income, net, in the consolidated statements of income, and are largely offset by the changes in the fair value of the underlying economically hedged item. We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates as of December 31, 2022 to be significant.

As of December 31, 2022, we had $1.31 billion in cash and cash equivalents, $1.36 billion in short-term investments and $61.4 million in long-term investments Certain of these investments are subject to general credit, liquidity, market and interest rate risks.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required to be furnished in response to this Item 8 follows the signature page and Index to Exhibits hereto at pages 77 through 125.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our management’s evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation.

Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Monster Beverage Corporation

Corona, California

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Monster Beverage Corporation and subsidiaries (the ”Company”) as of December 31, 2022, based on criteria established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2022, of the Company and our report dated March 1, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

March 1, 2023

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICITONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding our directors is included under the caption “Proposal One – Election of Directors” in our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022 (the “2023 Proxy Statement”) and is incorporated herein by reference.

Information concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Delinquent Section 16(a) Reports” in our 2023 Proxy Statement and is incorporated herein by reference.

Information concerning the Audit Committee and the Audit Committee Financial Expert is reported under the caption “Audit Committee; Report of the Audit Committee; Duties and Responsibilities” in our 2023 Proxy Statement and is incorporated herein by reference.

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

Monster Beverage Corporation

1 Monster Way

Corona, CA 92879

(951) 739-6200

(800) 426-7367

ITEM 11.EXECUTIVE COMPENSATION

Information concerning the compensation of our directors and executive officers and Compensation Committee Interlocks and Insider Participation is reported under the captions “Compensation Discussion and Analysis,” and “Compensation Committee,” respectively, in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The disclosure set forth in Item 5, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities”, of this report is incorporated herein.

Information concerning the beneficial ownership of the Company’s Common Stock of (a) those persons known to the Company to be the beneficial owners of more than 5% of the Company’s common stock; (b) each of the Company’s directors and nominees for director; and (c) the Company’s executive officers and all of the Company’s current directors and executive officers as a group is reported under the caption “Principal Stockholders and Security Ownership of Management” in our 2023 Proxy Statement and is incorporated herein by reference.

Information concerning shares of the Company’s Common Stock authorized for issuance under the Company’s equity compensation plans is reported under the caption “Employee Equity Compensation Plan Information” in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is reported under the caption “Certain Relationships and Related Transactions and Director Independence” in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning our accountant fees and our Audit Committee’s pre-approval of audit and permissible non-audit services of independent auditors is reported under the captions “Principal Accounting Firm Fees” and “Pre-Approval of Audit and Non-Audit Services,” respectively, in our 2023 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Form 10-K:

ITEM 16.FORM 10-K SUMMARY

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
10.16+

Monster Beverage Corporation 2017 Compensation Plan for Non-Employee Directors as Amended and Restated on February 23, 2022 (incorporated by reference to Exhibit 10.1 to our Form 10-Q dated May 6, 2022).

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

16.1	Letter from Deloitte & Touche LLP to the Securities and Exchange Commission dated January 13, 2023 (incorporated by reference to Exhibit 16.1 to our Form 8-K dated January 13, 2023).
21*	Subsidiaries
23*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification by Co-Chief Executive Officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Co-Chief Executive Officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification by Chief Financial Officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

The following materials from Monster Beverage Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 are furnished herewith, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2022 and 2021, (ii) Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020, and (vi) Notes to Consolidated Financial Statements.

104*

The cover page from Monster Beverage Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

*	Filed herewith.
+	Management contract or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION

/s/ RODNEY C. SACKS	Rodney C. Sacks	Date: March 1, 2023
Chairman of the Board of
Directors and Co-Chief
Executive Officer

/s/ HILTON H. SCHLOSBERG	Hilton H. Schlosberg	Date: March 1, 2023
Vice Chairman of the Board of
Directors and Co-Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RODNEY C. SACKS	Chairman of the Board of	March 1, 2023
Rodney C. Sacks	Directors and Co-Chief Executive
Officer (principal executive officer)

/s/ HILTON H. SCHLOSBERG	Vice Chairman of the Board of Directors	March 1, 2023
Hilton H. Schlosberg	and Co-Chief Executive Officer (principal
executive officer)

/s/ THOMAS J. KELLY	Chief Financial Officer (principal financial	March 1, 2023
Thomas J. Kelly	officer, principal accounting officer)

/s/ ANA DEMEL	Director	March 1, 2023
Ana Demel

/s/ JAMES L. DINKINS	Director	March 1, 2023
James L. Dinkins

/s/ GARY P. FAYARD	Director	March 1, 2023
Gary P. Fayard

/s/ MARK J. HALL	Director	March 1, 2023
Mark J. Hall

/s/ TIFFANY M. HALL	Director	March 1, 2023
Tiffany M. Hall

/s/ JEANNE P. JACKSON	Director	March 1, 2023
Jeanne P. Jackson

/s/ STEVEN G. PIZULA	Director	March 1, 2023
Steven G. Pizula

/s/ MARK S. VIDERGAUZ	Director	March 1, 2023
Mark S. Vidergauz

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Monster Beverage Corporation

Corona, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Monster Beverage Corporation and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Accrued Promotional Allowances — Refer to Note 3 to the financial statements

Critical Audit Matter Description

The Company’s promotional and other allowances are calculated based on various programs with its bottlers/distributors and retail customers, and accruals are established at the time of the initial product sale for the Company’s anticipated liabilities. These accruals are based on agreed-upon terms as well as the Company’s historical experience with similar programs and require management’s judgment with respect to estimating consumer participation and/or bottler/distributor and retail customer performance levels. Promotional and other allowances for the Company’s energy drink products primarily include consideration given to its non-alcohol bottlers/distributors or retail customers, including, but not limited to, the following: (i) discounts granted off list prices to support price promotions to end consumers by retailers; (ii) reimbursements given to bottlers/distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances, and other fees for both new and existing products; (iii) agreed share of fees given to bottlers/distributors and/or directly to retailers for advertising, in-store marketing, and promotional activities; (iv) agreed share of slotting, shelf space allowances, and other fees given directly to retailers, club stores and/or wholesalers; (v) incentives given to bottlers/distributors and/or retailers for achieving or exceeding certain predetermined sales goals; (vi) discounted or free products; (vii) contractual fees given to bottlers/distributors related to sales made by the Company directly to certain customers that fall within the bottlers’/distributors’ sales territories; and (viii) certain commissions paid based on sales to bottlers/distributors. The promotional programs for the Company’s energy drink products are of varying durations, typically ranging from one week to one year based on the agreed-upon terms. The nature of such programs is determined on a per retail customer basis, and in certain instances, the same program is set for multiple retail customers. The promotional expenditures are recorded as a reduction to net sales in the period the underlying sale occurs. Total promotional expenditures included as a reduction to net sales were $990.6 million for the year ended December 31, 2022, and accrued promotional allowances were $255.6 million as of December 31, 2022.

We identified accrued promotional allowances as a critical audit matter because of the extent and subjective nature of management judgment required with respect to estimating consumer participation and/or distributor and retail customer performance levels and future promotional claims, which required a high degree of auditor judgement and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures over accrued promotional allowances for energy drink products, with respect to management’s judgment regarding levels of consumer participation and/or distributor and retail customer performance levels and future promotional claims, included the following, among others:

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

March 1, 2023

We have served as the Company’s auditor since 1991.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 AND 2021 (In Thousands, Except Par Value)

	December 31,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,307,141	$1,326,462
Short-term investments	1,362,314	1,749,727
Accounts receivable, net	1,016,203	896,658
Inventories	935,631	593,357
Prepaid expenses and other current assets	109,823	82,668
Prepaid income taxes	33,785	33,238
Total current assets	4,764,897	4,682,110

INVESTMENTS	61,443	99,419
PROPERTY AND EQUIPMENT, net	516,897	313,753
DEFERRED INCOME TAXES	177,039	225,221
GOODWILL	1,417,941	1,331,643
OTHER INTANGIBLE ASSETS, net	1,220,410	1,072,386
OTHER ASSETS	134,478	80,252
Total Assets	$8,293,105	$7,804,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$444,265	$404,263
Accrued liabilities	172,991	210,964
Accrued promotional allowances	255,631	211,461
Deferred revenue	43,311	42,530
Accrued compensation	72,463	65,459
Income taxes payable	13,317	30,399
Total current liabilities	1,001,978	965,076

DEFERRED REVENUE	223,800	243,249

OTHER LIABILITIES	42,286	29,508

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 1,250,000 shares authorized; 641,844 shares issued and 522,300 shares outstanding as of December 31, 2022; 640,043 shares issued and 529,323 shares outstanding as of December 31, 2021	3,209	3,200
Additional paid-in capital	4,780,013	4,652,620
Retained earnings	9,001,173	7,809,549
Accumulated other comprehensive loss	(159,073)	(69,165)
Common stock in treasury, at cost; 119,544 shares and 110,720 shares as of December 31, 2022 and December 31, 2021, respectively	(6,600,281)	(5,829,253)
Total stockholders’ equity	7,025,041	6,566,951
Total Liabilities and Stockholders’ Equity	$8,293,105	$7,804,784

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

(In Thousands, Except Per Share Amounts)

	2022	2021	2020

NET SALES	$6,311,050	$5,541,352	$4,598,638

COST OF SALES	3,136,483	2,432,839	1,874,758

GROSS PROFIT	3,174,567	3,108,513	2,723,880

OPERATING EXPENSES	1,589,846	1,311,046	1,090,727

OPERATING INCOME	1,584,721	1,797,467	1,633,153

OTHER (EXPENSE) INCOME , NET	(12,757)	3,952	(6,996)

INCOME BEFORE PROVISION FOR INCOME TAXES	1,571,964	1,801,419	1,626,157

PROVISION FOR INCOME TAXES	380,340	423,944	216,563

NET INCOME	$1,191,624	$1,377,475	$1,409,594

NET INCOME PER COMMON SHARE:
Basic	$2.26	$2.61	$2.66
Diluted	$2.23	$2.57	$2.64

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	526,779	528,763	529,639
Diluted	533,221	535,639	534,807

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020 (In Thousands)

	2022	2021	2020
Net income, as reported	$1,191,624	$1,377,475	$1,409,594
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	(85,021)	(71,158)	35,531
Available-for-sale investments:
Change in net unrealized losses	(4,887)	(1,041)	(110)
Reclassification adjustment for net gains included in net income	—	—	—
Net change in available-for-sale investments	(4,887)	(1,041)	(110)
Other comprehensive income (loss)	(89,908)	(72,199)	35,421
Comprehensive income	$1,101,716	$1,305,276	$1,445,015

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020 (In Thousands)

					Accumulated
					Other			Total
	Common Stock		Additional	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Paid-in Capital	Earnings	(Loss) Income	Shares	Amount	Equity
Balance, January 1, 2020	636,460	$3,182	$4,397,511	$5,022,480	$(32,387)	(99,762)	$(5,219,505)	$4,171,281
Stock-based compensation	—	—	67,546	—	—	—	—	67,546
Exercise of stock options	2,202	11	72,925	—	—	—	—	72,936
Unrealized loss on available-for-sale securities	—	—	—	—	(110)	—	—	(110)
Repurchase of common stock	—	—	—	—	—	(10,803)	(595,918)	(595,918)
Foreign currency translation	—	—	—	—	35,531	—	—	35,531
Net income	—	—	—	1,409,594	—	—	—	1,409,594
Balance, December 31, 2020	638,662	$3,193	$4,537,982	$6,432,074	$3,034	(110,565)	$(5,815,423)	$5,160,860
Stock-based compensation	—	—	68,922	—	—	—	—	68,922
Exercise of stock options	1,381	7	45,716	—	—	—	—	45,723
Unrealized loss on available-for-sale securities	—	—	—	—	(1,041)	—	—	(1,041)
Repurchase of common stock	—	—	—	—	—	(155)	(13,830)	(13,830)
Foreign currency translation	—	—	—	—	(71,158)	—	—	(71,158)
Net income	—	—	—	1,377,475	—	—	—	1,377,475
Balance, December 31, 2021	640,043	$3,200	$4,652,620	$7,809,549	$(69,165)	(110,720)	$(5,829,253)	$6,566,951
Stock-based compensation	—	—	63,387	—	—	—	—	63,387
Exercise of stock options	1,801	9	64,006	—	—	—	—	64,015
Unrealized loss on available-for-sale securities	—	—	—	—	(4,887)	—	—	(4,887)
Repurchase of common stock	—	—	—	—	—	(8,824)	(771,028)	(771,028)
Foreign currency translation	—	—	—	—	(85,021)	—	—	(85,021)
Net income	—	—	—	1,191,624	—	—	—	1,191,624
Balance, December 31, 2022	641,844	$3,209	$4,780,013	$9,001,173	$(159,073)	(119,544)	$(6,600,281)	$7,025,041

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020 (In Thousands)

	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,191,624	$1,377,475	$1,409,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,241	50,155	57,030
Non-cash lease expense	7,337	4,107	3,943
Gain on disposal of property and equipment	(185)	(1,013)	(350)
Loss on impairment of intangibles	2,200	—	8,700
Stock-based compensation	64,109	70,483	70,289
Deferred income taxes	48,182	16,429	(156,873)
Effect on cash of changes in operating assets and liabilities net of acquisition:
Accounts receivable	(128,981)	(254,228)	(119,672)
Inventories	(347,712)	(277,793)	30,304
Prepaid expenses and other assets	(38,268)	(29,341)	1,024
Prepaid income taxes	(4,439)	(10,919)	5,516
Accounts payable	49,765	114,297	18,696
Accrued liabilities	(30,419)	71,586	26,113
Accrued promotional allowances	50,821	31,498	13,762
Accrued compensation	3,729	7,950	7,501
Income taxes payable	(16,860)	7,221	10,422
Other liabilities	(4,540)	492	(356)
Deferred revenue	(19,905)	(22,658)	(21,480)
Net cash provided by operating activities	887,699	1,155,741	1,364,163

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of available-for-sale investments	2,252,355	1,488,599	920,196
Purchases of available-for-sale investments	(1,847,067)	(2,413,143)	(1,299,981)
Acquisition of CANarchy, net of cash	(329,472)	—	—
Purchases of property and equipment	(188,726)	(43,868)	(48,722)
Proceeds from sale of property and equipment	1,313	1,328	993
Additions to intangibles	(23,427)	(13,585)	(18,550)
Increase in other assets	(26,343)	(11,353)	(26,423)
Net cash used in investing activities	(161,367)	(992,022)	(472,487)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (payments) on debt	75	2,928	(3,086)
Issuance of common stock	64,015	45,723	72,936
Purchases of common stock held in treasury	(771,028)	(13,830)	(595,918)
Net cash (used in) provided by financing activities	(706,938)	34,821	(526,068)

Effect of exchange rate changes on cash and cash equivalents	(38,715)	(52,491)	16,848

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(19,321)	146,049	382,456
CASH AND CASH EQUIVALENTS, beginning of year	1,326,462	1,180,413	797,957
CASH AND CASH EQUIVALENTS, end of year	$1,307,141	$1,326,462	$1,180,413

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$431	$134	$44
Income taxes	$379,998	$420,521	$355,509

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS:

Included in accrued liabilities as of December 31, 2022, 2021 and 2020 were $9.4 million, $14.0 million and $9.8 million, respectively, related to net additions to other intangible assets.

Accounts payable included equipment purchases of $2.9 million, $0.6 million and $0.6 million as of December 31, 2022, 2021 and 2020, respectively.

Accounts receivable included sales of available-for-sale short-term investments of $15.2 million as of December 31, 2022. No sales of available-for-sale investments were included in accounts receivable as of December 31, 2021 and 2020.

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

Nature of Operations – The Company develops, markets, sells and distributes energy drink beverages and concentrates for energy drink beverages, primarily under the following brand names: Monster Energy®, Monster Energy Ultra®, Monster Rehab®, Monster Energy® Nitro, Java Monster®, Punch Monster®, Juice Monster®, Monster Hydro® Energy Water, Monster Hydro® Super Sport, Monster Super Fuel®, Monster Dragon Tea®, Reign Total Body Fuel®, Reign Inferno® Thermogenic Fuel, Reign Storm®, NOS®, Full Throttle®, Burn®, Mother®, Nalu®, Ultra Energy®, Play® and Power Play® (stylized), Relentless®, BPM®, BU®, Gladiator®, Samurai®, Live+®, Predator®, Fury® and True North®.

The Company also develops, markets, sells and distributes craft beers, flavored malt beverages (“FMBs”) and hard seltzers under a number of brands, including Jai Alai® IPA, Florida ManTM IPA, Dale’s Pale Ale®, Wild BasinTM Hard Seltzers, Dallas Blonde®, Deep EllumTM IPA, Perrin Brewing CompanyTM Black Ale, Hop Rising® Double IPA, Wasatch® Apricot Hefeweizen, The Beast UnleashedTM and a host of other brands.

Basis of Presentation – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its consolidated subsidiaries.

Amounts previously classified in certain property and equipment balances totaling $20.1 million as of December 31, 2021 have been reclassified to assets under construction to conform to presentation as of December 31, 2022. See Note 9.

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

Goodwill – The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not amortized; instead, goodwill is

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If the Company reasonably determines that it is more-likely-than-not that the fair value is less than the carrying value, the Company performs its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The Company will recognize an impairment for the amount by which the carrying amount exceeds a reporting unit’s fair value. For the years ended December 31, 2022, 2021 and 2020 there were no goodwill impairments recorded and there are no accumulated impairment balances.

Other Intangibles – Other Intangibles are comprised primarily of trademarks that represent the Company’s exclusive ownership of the Monster Energy®, ®, Monster Energy Ultra®, Monster Dragon Tea®, Unleash the Beast!®, Monster Rehab®, Java Monster®, Muscle Monster®, Espresso Monster®, Punch Monster®, Juice Monster®, Monster Hydro®, Monster HydroSport Super Fuel®, Monster Super Fuel®, Reign Total Body Fuel®, Reign Inferno®, Predator®, Fury®, True North®, NOS®, Full Throttle®, Burn®, Mother®, Nalu®, Ultra Energy®, Play® and Power Play® (stylized), Relentless®, BPM®, BU®, Gladiator®, Samurai®, Oskar Blues Brewery®, Cigar City®, Deep Ellum Brewing Co®, Perrin Brewing Company®, Squatters®, Wasatch®, Jai Alai®, Dale’s Pale Ale®, Dallas Blonde®, Wild Basin®, Dale’s®, Mama’s Little Yella Pils®, Hop Rising® and The Beast UnleashedTM trademarks, all used in connection with the manufacture, sale and distribution of beverages. The Company also owns a number of other trademarks, flavors and formulas in the United States, as well as in a number of countries around the world. In accordance with FASB ASC 350, intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of its indefinite-lived assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. The Company amortizes its trademarks with finite useful lives over their respective useful lives. For the years ended December 31, 2022 and 2020, impairment charges of $2.2 million and $8.7 million, respectively, were recorded to indefinite-lived intangibles. For the year ended December 31, 2021, no impairments were recorded.

We presently have more than 17,500 registered trademarks and pending applications in various countries worldwide, and we apply for new trademarks on an ongoing basis. We regard our trademarks, service marks, copyrights, domain names, trade dress and other intellectual property as very important to our business. We consider Monster®, Monster Energy®, ®, Monster Energy Ultra®, Monster Dragon Iced Tea®, Unleash the Beast!®, Rehab® Monster®, Java Monster®, Muscle Monster®, Punch Monster®, Juice Monster®, Hydro® (stylized), Monster HydroSport Super Fuel®, Hydro Super Sport®, Monster Super Fuel®, Espresso Monster®, Monster Energy® Nitro, Reign Total Body Fuel®, Reign Inferno®, True North®, BU®, Nalu®, NOS®, Full Throttle®, Burn®, Mother®, Ultra Energy®, Play® and Power Play® (stylized), Relentless®, Predator®, Fury®, Live+®, BPM®, Gladiator®, Samurai®, Oskar Blues Brewery®, Cigar City®, Deep Ellum Brewing Co®, Perrin Brewing Company®, Squatters®, Wasatch®, Jai Alai®, Dale’s Pale Ale®, Dallas Blonde®, Wild Basin®, Dale’s®, Mama’s Little Yella Pils®, Hop Rising® and The Beast UnleashedTM to be our core trademarks. We also own the intellectual property of our most important flavors for certain of our Monster Energy® Brand energy drinks in perpetuity.

Leases – See Note 4.

Long-Lived Assets – Management regularly reviews property and equipment and other long-lived assets, including certain definite-lived intangible assets, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, management then prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

using the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. For the years ended December 31, 2022, 2021 and 2020, there were no impairment indicators identified. Long-lived assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell.

Foreign Currency Translation and Transactions – The accounts of the Company’s foreign subsidiaries are translated in accordance with FASB ASC 830. Foreign currency transaction gains and losses are recognized in other expense, net, at the time they occur. Net foreign currency exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries whose functional currency is not the U.S. dollar are recorded as a part of accumulated other comprehensive income (loss) in stockholders’ equity. Unrealized foreign currency exchange gains and losses on certain intercompany transactions that are of a long-term investment nature (i.e., settlement is not planned or anticipated in the foreseeable future) are also recorded in accumulated other comprehensive income (loss) in stockholders’ equity. During the years ended December 31, 2022, 2021 and 2020, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries non-functional currency denominated assets and liabilities. All foreign currency exchange contracts outstanding as of December 31, 2022 have terms of three months or less. The Company does not enter into forward currency exchange contracts for speculation or trading purposes.

The Company has not designated its foreign currency exchange contracts as hedge transactions under FASB ASC 815. Therefore, gains and losses on the Company’s foreign currency exchange contracts are recognized in other (expense) income, net, in the consolidated statements of income, and are largely offset by the changes in the fair value of the underlying economically hedged item. For the years ended December 31, 2022, 2021 and 2020, aggregate foreign currency transaction gains (losses), including the gains or losses on forward currency exchange contracts, amounted to ($37.9) million, $0.3 million and ($11.2) million, respectively, and have been recorded in other (expense) income, net, in the accompanying consolidated statements of income.

Revenue Recognition – See Note 3.

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

Freight-Out Costs – For the years ended December 31, 2022, 2021 and 2020, freight-out costs amounted to $249.2 million, $213.9 million and $134.1 million, respectively, and have been recorded in operating expenses in the accompanying consolidated statements of income.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Advertising and Promotional Expenses – The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. A significant amount of the Company’s promotional expenses result from payments under endorsement and sponsorship contracts. Accounting for endorsement and sponsorship payments is based upon specific contract provisions. Generally, endorsement and sponsorship payments are expensed on a straight-line basis over the term of the contract after giving recognition to the periodic performance compliance provisions of the contracts. Advertising and promotional expenses, including, but not limited to, production costs amounted to $460.7 million, $417.6 million and $345.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. Advertising and promotional expenses are included in operating expenses in the accompanying consolidated statements of income.

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

Stock-Based Compensation – The Company accounts for stock-based compensation under the provisions of FASB ASC 718. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula. Stock-based compensation cost for restricted stock units and performance share units is measured based on the closing fair market value of the Company’s common stock at the date of grant. In the event that the Company has the option and intent to settle a restricted stock unit or performance share unit in cash, the award is classified as a liability and revalued at each balance sheet date. See Note 16.

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

The Coca-Cola Company (“TCCC”), through certain wholly-owned subsidiaries (the “TCCC Subsidiaries”), accounted for approximately 2% of the Company’s net sales for the years ended December 31, 2022, 2021 and 2020.

Coca-Cola Consolidated, Inc. accounted for approximately 11%, 12% and 12% of the Company’s net sales for the years ended December 31, 2022, 2021 and 2020, respectively.

Reyes Coca-Cola Bottling, LLC accounted for approximately 9%, 10% and 11% of the Company’s net sales for the years ended December 31, 2022, 2021 and 2020, respectively.

Coca-Cola Europacific Partners accounted for approximately 13%, 12% and 10% of the Company’s net sales for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Recent Accounting Pronouncements – In October 2021, the FASB issued Accounting Standards Update (“ASU”) No. 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805)”. ASU No. 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASU should be applied prospectively. Early adoption is also permitted, including adoption in an interim period. If early adopted, the amendments are applied retrospectively to all business combinations for which the acquisition date occurred during the fiscal year of adoption. The Company adopted ASU No. 2021-08 on January 1, 2023, which did not have a material impact on the Company’s financial position, results of operations and liquidity.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

2.          ACQUISITIONS

On February 17, 2022, the Company completed its acquisition of CANarchy Craft Brewery Collective LLC (“CANarchy”), a craft beer and hard seltzer company, for $329.5 million in cash (net of cash acquired), after certain working capital adjustments (the “CANarchy Transaction”). The CANarchy Transaction facilitates the Company’s entry into the alcohol beverage sector and brings the Cigar CityTM family of brands including Jai Alai® IPA and Florida ManTM IPA, the Oskar BluesTM family of brands including Dale’s Pale Ale®, Wild BasinTM Hard Seltzers, the Deep EllumTM family of brands including Dallas Blonde® and Deep EllumTM IPA, the Perrin Brewing CompanyTM family of brands including Black Ale, the Squatters® family of brands including Hop Rising® Double IPA, the Wasatch® family of brands including Apricot Hefeweizen, as well as certain other brands (collectively the “CANarchy Brands”) to the Company’s beverage portfolio. The transaction did not include CANarchy’s stand-alone restaurants. The Company’s organizational structure for its existing energy beverage business remains unchanged. CANarchy is functioning independently, retaining its own organizational structure and team.

The Company accounted for the CANarchy Transaction in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations”.

The following table summarizes the final fair value allocations of the CANarchy Transaction:

	Identifiable
	Assets Acquired
	and Liabilities	Consideration
	Assumed	Transferred
Intangibles - trademarks (non-amortizing)	$89,500	$—
Intangibles - customer relationships (amortizing)	54,500	—
Intangibles - permits (non-amortizing)	6,000	—
Property and equipment	81,285	—
Inventory	18,300	—
Right-of-use assets	12,836	—
Operating lease liabilities	(12,836)	—
Working capital (excluding inventory)	(5,640)	—
Other	(770)	—
Goodwill	86,298	—
Cash	3,248	332,721
Total	$332,721	$332,721

During the fourth quarter of 2022, the Company identified a measurement period adjustment to the Company’s previous purchase accounting estimates for the CANarchy Transaction. The adjustments to the estimated values previously disclosed, resulted from the completed assessment of certain trademarks. As a result, Intangibles – trademarks (non-amortizing) decreased and Goodwill increased by $5.0 million, respectively, from amounts previously reported.

The Company determined the fair values as follows:

●Trademarks – relief-from-royalty method of the income approach
●Customer relationships – distributor method of the income approach
●Permits – with-and-without method of the income approach
●Property and equipment – cost approach

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

●Inventory – comparative sales method and replacement cost method

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

3.           REVENUE RECOGNITION

Revenues are accounted for in accordance with ASC 606 “Revenue from Contracts with Consumers”. The Company has four operating and reportable segments: (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is primarily comprised of the Company’s Monster Energy® drinks, Reign Total Body Fuel® high performance energy drinks, Monster® Tour WaterTM and True North® Pure Energy Seltzers, (ii) Strategic Brands segment (“Strategic Brands”), which is primarily comprised of the various energy drink brands acquired from The Coca-Cola Company (“TCCC”) in 2015 as well as the Company’s affordable energy brands, (iii) Alcohol Brands segment (“Alcohol Brands”), which is primarily comprised of the various craft beers and hard seltzers purchased as part of the CANarchy Transaction on February 17, 2022 as well as The Beast UnleashedTM FMBs and (iv) Other segment (“Other”), which is comprised of certain products sold by American Fruits and Flavors, LLC, a wholly-owned subsidiary of the Company, to independent third-party customers (the “AFF Third-Party Products”).

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The Company’s Alcohol Brands segment primarily generates operating revenues by selling kegged and ready-to-drink canned beers, hard seltzers and FMBs primarily to beer distributors in the United States.

The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. Certain of the Company’s bottlers/distributors may also perform a separate function as a co-packer on the Company’s behalf. In such cases, control of the Company’s products passes to such bottlers/distributors when they notify the Company that they have taken possession or transferred the relevant portion of the Company’s finished goods. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of December 31, 2022 and 2021.

The Company excludes from revenues all taxes assessed by a governmental authority that are imposed on the sale of its products and collected from customers.

Distribution expenses to transport the Company’s products, where applicable, and warehousing expense after manufacture are accounted for within operating expenses.

Promotional and other allowances (variable consideration) recorded as a reduction to net sales for the Company’s energy drink products, primarily include consideration given to the Company’s non-alcohol bottlers/distributors or retail customers including, but not limited to the following:

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

The Company’s promotional allowance programs with its non-alcohol bottlers/distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, typically ranging from one week to one year. The Company’s promotional and other allowances for its energy drink products are calculated based on various programs with bottlers/distributors and retail customers, and accruals are established at the time of initial product sale for the Company’s anticipated liabilities. These accruals are based on agreed upon terms as well as the Company’s historical experience with similar programs and require management’s judgment with respect to estimating consumer participation and/or bottler/distributor and retail customer performance levels. Differences between such estimated expenses and actual expenses

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

for promotional and other allowance costs have historically been insignificant and are recognized in earnings in the period such differences are determined. Promotional and other allowances for our Alcohol Brands segment primarily include price promotions where permitted.

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

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by geographical markets and reportable segments:

	Year Ended December 31, 2022
				Latin
				America
	U.S. and			and
Net Sales	Canada	EMEA[1]	Asia Pacific	Caribbean	Total
Monster Energy® Drinks	$3,806,351	$1,105,302	$426,800	$494,758	$5,833,211
Strategic Brands	184,844	123,440	29,386	15,820	353,490
Alcohol Brands[2]	101,405	—	—	—	101,405
Other	22,944	—	—	—	22,944
Total Net Sales	$4,115,544	$1,228,742	$456,186	$510,578	$6,311,050

	Year Ended December 31, 2021
				Latin
				America
	U.S. and			and
Net Sales	Canada	EMEA[1]	Asia Pacific	Caribbean	Total
Monster Energy® Drinks	$3,455,704	$1,004,005	$446,023	$314,941	$5,220,673
Strategic Brands	158,390	99,423	26,811	10,138	294,762
Other	25,917	—	—	—	25,917
Total Net Sales	$3,640,011	$1,103,428	$472,834	$325,079	$5,541,352

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

1Europe, Middle East and Africa (“EMEA”)

2Effectively from February 17, 2022 to December 31, 2022

Contract Liabilities

Amounts received from certain bottlers/distributors at inception of their distribution contracts or at the inception of certain sales/marketing programs are accounted for as deferred revenue. As of December 31, 2022 and 2021, the Company had $267.1 million and $285.8 million of deferred revenue, respectively, which is included in current and long-term deferred revenue in the Company’s accompanying consolidated balance sheet. During the years ended December 31, 2022, 2021 and 2020, $40.0 million, $41.5 million and $42.1 million, respectively, of deferred revenue, was recognized in net sales. See Note 11.

4.          LEASES

The Company leases identified assets comprised of real estate and equipment. Real estate leases consist primarily of office and warehouse space and equipment leases consist of vehicles and warehouse equipment. At the inception of a contract, the Company assesses whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the term, and (3) whether the Company has the right to direct the use of the asset. At inception of a lease, the Company allocates the consideration in the contract to each lease and non-lease component based on the component’s relative stand-alone price to determine the lease payments. Lease and non-lease components are accounted for separately.

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

The Company’s leases have remaining lease terms of less than one year to 11 years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. The Company has elected not to recognize ROU assets and lease liabilities for short-term operating leases that have a term of 12 months or less.

The components of lease cost for the years ended December 31, 2022, 2021 and 2020 were as follows:

	2022	2021	2020
Operating lease cost	$8,641	$4,614	$4,637

Short-term lease cost	3,705	5,218	3,408

Variable lease cost	773	710	719

Finance leases:
Amortization of ROU assets	545	546	626
Interest on lease liabilities	24	19	39
Finance lease cost	569	565	665

Total lease cost	$13,688	$11,107	$9,429

Supplemental cash flow information for the years ended December 31, 2022, 2021 and 2020 were as follows:

	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,164	$4,123	$3,982
Operating cash flows from finance leases	24	19	39
Financing cash flows from finance leases	2,091	2,698	3,086

ROU assets obtained in exchange for lease obligations:
Finance leases	1,897	2,878	2,417
Operating leases	22,962	4,313	3,003

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

ROU assets for operating and finance leases recognized in the accompanying consolidated balance sheets were comprised of the following at:

	December 31, 2022
	Real Estate	Equipment	Total	Balance Sheet Location
Operating leases	$37,682	$330	$38,012	Other Assets
Finance leases	—	1,598	1,598	Property and Equipment, net

	December 31, 2021
	Real Estate	Equipment	Total	Balance Sheet Location
Operating leases	$22,518	$639	$23,157	Other Assets
Finance leases	—	2,646	2,646	Property and Equipment, net

Operating and finance lease liabilities recognized in the consolidated balance sheets were as follows at:

	December 31, 2022
	Operating Leases	Finance Leases
Accrued liabilities	$7,747	$757
Other liabilities	29,586	41
Total	$37,333	$798

	December 31, 2021
	Operating Leases	Finance Leases
Accrued liabilities	$3,990	$960
Other liabilities	17,389	41
Total	$21,379	$1,001

The weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases were as follows at:

	December 31, 2022
	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	6.7	0.8
Weighted-average discount rate	3.4%	3.6%

	December 31, 2021
	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	8.1	0.7
Weighted-average discount rate	3.5%	1.3%

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following table reconciles the undiscounted future lease payments for operating and finance leases to the operating and finance leases recorded in the consolidated balance sheet at December 31, 2022:

	Undiscounted Future Lease Payments
	Operating Leases	Finance Leases
2023	$8,854	$769
2024	7,324	23
2025	5,242	17
2026	4,182	2
2027	4,060	—
2028 and thereafter	12,349	—
Total lease payments	42,011	811
Less imputed interest	(4,678)	(13)
Total	$37,333	$798

As of December 31, 2022, the Company had an additional operating lease for office and warehouse space that had not yet commenced of $1.1 million. This operating lease will commence in 2023 with a term of four years. As of December 31, 2022, the Company did not have any significant additional finance leases that had not yet commenced.

5.          INVESTMENTS

The following table summarizes the Company’s investments at:

					Continuous	Continuous
		Gross	Gross		Unrealized	Unrealized
		Unrealized	Unrealized		Loss Position	Loss Position
	Amortized	Holding	Holding	Fair	less than 12	greater than
December 31, 2022	Cost	Gains	Losses	Value	Months	12 Months
Available-for-sale
Short-term:
Commercial paper	$197,712	$1	$4	$197,709	$4	$—
Certificates of deposit	10,078	—	—	10,078	—	—
Municipal securities	211,791	60	612	211,239	612	—
U.S. government agency securities	109,697	3	715	108,985	715	—
U.S. treasuries	838,825	17	4,539	834,303	4,539	—
Long-term:
U.S. government agency securities	2,016	—	3	2,013	3	—
U.S. treasuries	53,215	20	71	53,164	71	—
Variable rate demand notes	6,266	—	—	6,266	—	—
Total	$1,429,600	$101	$5,944	$1,423,757	$5,944	$—

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

					Continuous	Continuous
		Gross	Gross		Unrealized	Unrealized
		Unrealized	Unrealized		Loss Position	Loss Position
	Amortized	Holding	Holding	Fair	less than 12	greater than
December 31, 2021	Cost	Gains	Losses	Value	Months	12 Months
Available-for-sale
Short-term:
Commercial paper	$334,077	$—	$—	$334,077	$—	$—
Certificates of deposit	44,502	—	—	44,502	—	—
Municipal securities	666	—	—	666	—	—
U.S. government agency securities	62,687	—	26	62,661	26	—
U.S. treasuries	1,308,536	2	717	1,307,821	717	—
Long-term:
U.S. government agency securities	12,500	—	24	12,476	24	—
U.S. treasuries	87,133	—	190	86,943	190	—
Total	$1,850,101	$2	$957	$1,849,146	$957	$—

During the years ended December 31, 2022, 2021 and 2020, realized gains or losses recognized on the sale of investments were not significant.

The Company’s investments at December 31, 2022 and 2021 carried investment grade credit ratings. Variable rate demand notes (“VRDNs”) are floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. While they are classified as marketable investment securities, the put option allows the VRDNs to be liquidated at par on a same day, or more generally, on a seven-day settlement basis.

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	December 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
Commercial paper	$197,712	$197,710	$334,077	$334,077
Municipal securities	211,791	211,239	666	666
U.S. government agency securities	109,697	108,985	62,687	62,661
Certificates of deposit	10,078	10,078	44,502	44,502
U.S. treasuries	838,825	834,302	1,308,536	1,307,821
Due 1 - 10 years:
U.S. treasuries	53,215	53,164	87,133	86,943
U.S. government agency securities	2,016	2,013	12,500	12,476
Variable rate demand notes	4,862	4,862	—	—
Due 11 - 20 years:
Variable rate demand notes	1,404	1,404	—	—
Total	$1,429,600	$1,423,757	$1,850,101	$1,849,146

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

The following tables present the fair value of Company’s financial assets and liabilities that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

December 31, 2022	Level 1	Level 2	Level 3	Total
Cash	$1,132,509	$—	$—	$1,132,509
Money market funds	121,444	—	—	121,444
Certificates of deposit	—	10,078	—	10,078
Commercial paper	—	225,067	—	225,067
Variable rate demand notes	—	6,266	—	6,266
Municipal securities	—	213,798	—	213,798
U.S. government agency securities	—	113,357	—	113,357
U.S. treasuries	—	908,379	—	908,379
Foreign currency derivatives	—	(3,733)	—	(3,733)
Total	$1,253,953	$1,473,212	$—	$2,727,165

Amounts included in:
Cash and cash equivalents	$1,253,953	$53,188	$—	$1,307,141
Short-term investments	—	1,362,314	—	1,362,314
Accounts receivable, net	—	965	—	965
Investments	—	61,443	—	61,443
Accrued liabilities	—	(4,698)	—	(4,698)
Total	$1,253,953	$1,473,212	$—	$2,727,165

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

December 31, 2021	Level 1	Level 2	Level 3	Total
Cash	$749,089	$—	$—	$749,089
Money market funds	440,826	—	—	440,826
Certificates of deposit	—	44,502	—	44,502
Commercial paper	—	335,477	—	335,477
Municipal securities	—	2,428	—	2,428
U.S. government agency securities	—	75,137	—	75,137
U.S. treasuries	—	1,528,149	—	1,528,149
Foreign currency derivatives	—	(278)	—	(278)
Total	$1,189,915	$1,985,415	$—	$3,175,330

Amounts included in:
Cash and cash equivalents	$1,189,915	$136,547	$—	$1,326,462
Short-term investments	—	1,749,727	—	1,749,727
Accounts receivable, net	—	654	—	654
Investments	—	99,419	—	99,419
Accrued liabilities	—	(932)	—	(932)
Total	$1,189,915	$1,985,415	$—	$3,175,330

All of the Company’s short-term and long-term investments are classified within Level 1 or Level 2 of the fair value hierarchy. The Company’s valuation of its Level 1 investments is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments is based on other observable inputs, specifically a market approach which utilizes valuation models, pricing systems, mathematical tools and other relevant information for the same or similar securities. The Company’s valuation of its Level 2 foreign currency exchange contracts is based on quoted market prices of the same or similar instruments, adjusted for counterparty risk. There were no transfers between Level 1 and Level 2 measurements during the years ended December 31, 2022 and 2021, and there were no changes in the Company’s valuation techniques.

7.          DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to foreign currency exchange rate risks related primarily to its foreign business operations. During the years ended December 31, 2022, 2021 and 2020, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts of the Company that were outstanding as of December 31, 2022 have terms of three months or less. The Company does not enter into forward currency exchange contracts for speculation or trading purposes.

The Company has not designated its foreign currency exchange contracts as hedge transactions under ASC 815, “Derivatives and Hedging”. Therefore, gains and losses on the Company’s foreign currency exchange contracts are recognized in other (expense) income, net, in the consolidated statements of income, and are largely offset by the changes in the fair value of the underlying economically hedged item.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The notional amount and fair value of all outstanding foreign currency derivative instruments in the consolidated balance sheets consist of the following at:

December 31, 2022
Derivatives not designated as
hedging instruments under	Notional	Fair
ASC 815	Amount	Value	Balance Sheet Location
Assets:
Foreign currency exchange contracts:
Receive SGD/pay USD	$15,883	$398	Accounts receivable, net
Receive CAD/pay USD	34,467	106	Accounts receivable, net
Receive USD/pay MXN	12,430	88	Accounts receivable, net
Receive USD/pay GBP	43,551	118	Accounts receivable, net
Receive RSD/pay USD	3,513	112	Accounts receivable, net
Receive GBP/pay USD	34,716	100	Accounts receivable, net
Receive GBP/pay USD	4,321	31	Accounts receivable, net
Receive USD/pay COP	11,570	12	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive USD/pay CLP	$43,071	$(2,549)	Accrued liabilities
Receive USD/pay EUR	40,592	(1,377)	Accrued liabilities
Receive USD/pay CNY	12,460	(362)	Accrued liabilities
Receive USD/pay EUR	34,714	(295)	Accrued liabilities
Receive USD/pay NZD	4,093	(91)	Accrued liabilities
Receive USD/pay AUD	1,271	(23)	Accrued liabilities
Receive USD/pay ZAR	3,124	(1)	Accrued liabilities

December 31, 2021
Derivatives not designated as
hedging instruments under	Notional	Fair
ASC 815	Amount	Value	Balance Sheet Location
Assets:
Foreign currency exchange contracts:
Receive SGD/pay USD	$16,544	$297	Accounts receivable, net
Receive USD/pay COP	9,754	296	Accounts receivable, net
Receive RSD/pay USD	9,837	46	Accounts receivable, net
Receive USD/pay RUB	7,175	15	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive USD/pay GBP	$29,929	$(666)	Accrued liabilities
Receive USD/pay AUD	2,602	(88)	Accrued liabilities
Receive USD/pay CNY	12,230	(74)	Accrued liabilities
Receive USD/pay NZD	2,693	(45)	Accrued liabilities
Receive USD/pay EUR	3,045	(29)	Accrued liabilities
Receive USD/pay ZAR	4,140	(21)	Accrued liabilities
Receive USD/pay DKK	1,461	(9)	Accrued liabilities

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The net loss on derivative instruments in the consolidated statements of income was as follows:

		Amount of loss
		recognized in income on
		derivatives
Derivatives not designated as	Location of loss	Year ended
hedging instruments under	recognized in income on	December 31,	December 31,	December 31,
ASC 815	derivatives	2022	2021	2020
Foreign currency exchange contracts	Other (expense) income, net	$6,893	$5,445	$3,317

8.          INVENTORIES

Inventories consist of the following at December 31:

	2022	2021
Raw materials	$467,392	$349,865
Work in process	1,688	—
Finished goods	466,551	243,492
	$935,631	$593,357

9.          PROPERTY AND EQUIPMENT, Net

Property and equipment consist of the following at December 31:

	2022	2021
Land	$139,798	$85,455
Leasehold improvements	31,327	11,795
Furniture and fixtures	9,286	8,274
Office and computer equipment	22,386	21,601
Computer software	5,906	7,409
Equipment	244,739	189,820
Buildings	163,885	148,971
Vehicles	49,175	45,088
Assets under construction	83,553	20,125
	750,055	538,538
Less: accumulated depreciation and amortization	(233,158)	(224,785)
	$516,897	$313,753

Total depreciation and amortization expense recorded was $53.7 million, $45.7 million and $49.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Assets under construction are not depreciated until in service date.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

10.          GOODWILL AND OTHER INTANGIBLE ASSETS

The following is a roll-forward of goodwill for the years ended December 31, 2022 and 2021 by reportable segment:

	Monster
	Energy®	Strategic	Alcohol
	Drinks	Brands	Brands	Other	Total
Balance at December 31, 2021	$693,644	$637,999	$—	$—	$1,331,643
Acquisitions	—	—	86,298	—	86,298
Balance at December 31, 2022	$693,644	$637,999	$86,298	$—	$1,417,941

	Monster
	Energy®	Strategic	Alcohol
	Drinks	Brands	Brands	Other	Total
Balance at December 31, 2020	$693,644	$637,999	$—	$—	$1,331,643
Acquisitions	—	—	—	—	—
Balance at December 31, 2021	$693,644	$637,999	$—	$—	$1,331,643

Intangible assets consist of the following at:

	December 31,	December 31,
	2022	2021
Amortizing intangibles	$121,378	$66,872
Accumulated amortization	(68,790)	(61,227)
	52,588	5,645
Non-amortizing intangibles	1,167,822	1,066,741
	$1,220,410	$1,072,386

Amortizing intangibles primarily consist of customer relationships. All amortizing intangibles have been assigned an estimated finite useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives, generally five to fifteen years. Total amortization expense recorded was $7.6 million, $4.4 million and $7.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. For the years ended December 31, 2022 and 2020, impairment charges of $2.2 million and $8.7 million, respectively, were recorded to non-amortizing intangibles. For the year ended December 31, 2021, no intangible impairments were recorded.

The following is the future estimated amortization expense related to amortizing intangibles as of December 31, 2022:

Year Ending December 31:

2023	$4,745
2024	3,648
2025	3,647
2026	3,647
2027	3,647
2028 and thereafter	33,254
$52,588

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

At December 31, 2022, non-amortizing intangibles primarily consist of indefinite-lived tradenames, flavors and formulas.

11.        DISTRIBUTION AGREEMENTS

In accordance with ASC 420 “Exit or Disposal Cost Obligations”, the Company expenses distributor termination costs in the period in which the written notification of termination occurs. The Company incurred no termination costs for the year ended December 31, 2022. The Company incurred termination costs of $5.3 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively. Such termination costs have been expensed in full and are included in operating expenses in the consolidated statements of income for the years ended December 31, 2021 and 2020.

In the normal course of business, amounts received pursuant to new and/or amended distribution agreements entered into with certain bottlers/distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, are accounted for as deferred revenue and are recognized as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years. Revenue recognized was $21.4 million, $21.5 million and $21.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

12.        DEBT

The Company entered into a credit facility with Comerica Bank (“Comerica”) consisting of a revolving line of credit, which was amended in April 2020, under which the Company may borrow up to $10.0 million of non-collateralized debt. The revolving line of credit is effective through June 1, 2025. Interest on borrowings under the line of credit is based on Comerica’s base (prime) rate minus 1.00% to 1.50%, or London Interbank Offered Rates plus an additional percentage of 1.25% to 1.75%, depending upon certain financial ratios maintained by the Company. The Company had no outstanding borrowings on this line of credit at December 31, 2022. Under this revolving line of credit, the Company may also issue standby Letters of Credit with an aggregate amount of up to $4.0 million. The fee on the standby Letters of Credit ranges from 1.00% to 1.50% depending upon certain financial ratios maintained by the Company. The Company had no outstanding standby Letters of Credit at December 31, 2022.

The Company has a credit facility with HSBC Bank (China) Company Limited, Shanghai Branch, of $15.0 million. At December 31, 2022, the interest rate on borrowings under the line of credit was 5.5%. As of December 31, 2022, $7.8 million was outstanding on this line of credit.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

13.        COMMITMENTS AND CONTINGENCIES

Contractual Obligations – The Company had the following contractual obligations related primarily to sponsorships and other marketing activities as of December 31, 2022:

Year Ending December 31:

2023	$239,350
2024	51,162
2025	14,153
2026	9,586
2027	—
2028 and thereafter	—
$314,251

Purchase Commitments – The Company had purchase commitments aggregating approximately $328.0 million at December 31, 2022, which represented commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms, but are generally satisfied within one year.

The Company purchases various raw material items, including, but not limited to, flavors, ingredients, supplement ingredients, containers, milk, glucose, sucralose and cream, from a limited number of suppliers. An interruption in supply from any of such resources could result in the Company’s inability to produce certain products for limited or possibly extended periods of time. The aggregate value of purchases from suppliers of such limited resources described above for the years ended December 31, 2022, 2021 and 2020 was $666.1 million, $698.0 million and $401.8 million, respectively.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, and any related insurance reimbursements. As of December 31, 2022 and 2021, no loss contingencies were included in the Company’s accompanying consolidated balance sheets.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

On September 29, 2022, a jury in the U.S. District Court for the Central District of California (the “District Court”) awarded Monster Energy Company (“MEC”) approximately $293 million in damages in its false advertising and trade secrets case against Vital Pharmaceuticals, Inc. (“VPX”), the maker of Bang Energy. The jury found VPX and its chief executive officer to have falsely advertised the “Super Creatine” ingredient of Bang Energy and to have acted willfully and deliberately in violating the federal Lanham Act. The jury also found that VPX stole trade secrets and interfered with MEC’s contracts over shelf space with certain key vendors. The parties are currently briefing post-verdict issues, including MEC’s motion for a permanent injunction relating to “Super Creatine” and request for enhanced and punitive damages.

In April 2022, MEC and Orange Bang, Inc. (“Orange Bang”) filed a joint motion in the District Court to confirm a final arbitration award against VPX that awarded MEC and Orange Bang $175.0 million and a 5% royalty on all future sales of VPX’s Bang Energy drink and other Bang-branded products as well as certain fees and costs. Pursuant to the terms of the agreement between MEC and Orange Bang, the award and future royalties will, after accounting for MEC’s expended fees and costs, be shared equally between MEC and Orange Bang. The arbitration arose from a settlement agreement that VPX entered into in 2010 with Orange Bang, a family-owned beverage business. Pursuant to the terms of that agreement, VPX is only permitted to use the Bang mark on “creatine-based” products or on Bang products that are marketed and sold only in the vitamin and dietary supplement sections of stores. On September 29, 2022, the District Court entered final judgment confirming the award. On October 28, 2022, VPX filed a notice of appeal of the District Court’s final judgment confirming the award.

On October 10, 2022, VPX, along with certain of its domestic subsidiaries and affiliates, filed for protection under Chapter 11 of the Bankruptcy Code in the Southern District of Florida. Due to such ongoing proceedings, VPX’s appeal of the District Court’s final judgment confirming the final arbitration award is stayed. While reserving all rights to appeal, VPX made its first royalty payment of $3.6 million on February 14, 2023, which is for sales of Bang Energy drink and other Bang-branded products from October 10, 2022 through December 31, 2022. This payment is subject to potential claw back if, among other things, the judgment and final arbitration award are overturned on appeal or VPX becomes administratively insolvent. In addition, per ASC 450 “Contingencies”, the Company will not recognize the September 2022 jury award or April 2022 arbitration award until the awards are realized or realizable. As of March 1, 2023, the proceedings have yet to progress to a stage where there is sufficient information for an accurate timeline of when the awards, including any royalty payments received, will be realized or realizable, if at all.

14.        ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows at December 31:

	2022	2021
Accumulated net unrealized loss on available-for-sale securities	$(5,843)	$(956)
Foreign currency translation adjustments, net of tax	(153,230)	(68,209)
Total accumulated other comprehensive loss	$(159,073)	$(69,165)

15.        TREASURY STOCK PURCHASE

On March 13, 2020, the Company’s Board of Directors authorized a new share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “March 2020 Repurchase Plan”). During the year ended December 31, 2022, the Company purchased approximately 5.1 million shares of common stock at an average purchase price of $86.89 per share, for a total amount of approximately $441.5 million (excluding broker commissions), which exhausted the availability under the March 2020 Repurchase Plan.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

On June 14, 2022, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to an additional $500.0 million of the Company’s outstanding common stock (the “June 2022 Repurchase Plan”). During the year ended December 31, 2022, the Company purchased approximately 3.6 million shares of common stock at an average purchase price of $88.73 per share, for a total amount of approximately $317.2 million (excluding broker commissions), under the June 2022 Repurchase Plan. As of March 1, 2023, $182.8 million remained available for repurchase under the June 2022 Repurchase Plan.

On November 2, 2022, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to an additional $500.0 million of the Company’s outstanding common stock (the “November 2022 Repurchase Plan”). During the year ended December 31, 2022, no shares were repurchased under the November 2022 Repurchase Plan. As of March 1, 2023, $500.0 million remained available for repurchase under the November 2022 Repurchase Plan.

The aggregate amount of the Company’s outstanding common stock that remains available for repurchase under all previously authorized repurchase plans is $682.8 million as of March 1, 2023.

During the year ended December 31, 2022, 0.2 million shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $12.5 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying consolidated balance sheet at December 31, 2022.

16.        STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at December 31, 2022: (i) the Monster Beverage Corporation 2020 Omnibus Incentive Plan (the “2020 Omnibus Incentive Plan”), which includes the Monster Beverage Corporation Deferred Compensation Plan as a sub plan thereunder, and (ii) the Monster Beverage Corporation 2017 Compensation Plan for Non-Employee Directors (the “2017 Directors Plan”), which includes the Monster Beverage Corporation Deferred Compensation Plan for Non-Employee Directors as a sub plan thereunder. The 2020 Omnibus Incentive Plan was approved by the Board of Directors on April 14, 2020 and approved by the stockholders of the Company at the annual meeting of the Company’s stockholders held on June 3, 2020 (the “Effective Date”). The 2020 Omnibus Incentive Plan replaced the Monster Beverage Corporation 2011 Omnibus Incentive Plan (the “2011 Omnibus Incentive Plan”).

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Shares previously granted under the 2011 Omnibus Incentive Plan after December 31, 2019 and prior to the Effective Date of the 2020 Omnibus Incentive Plan reduced the number of shares available for grant under the 2020 Omnibus Incentive Plan. As of December 31, 2022, 5,696,341 shares of the Company’s common stock have been granted, net of cancellations, and 38,873,388 shares (as adjusted for Full Value Awards) of the Company’s common stock remain available for grant under the 2020 Omnibus Incentive Plan.

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

In 2016, the Company adopted the Deferred Compensation Plan (as a sub plan to the 2011 Omnibus Incentive Plan), pursuant to which eligible employees may elect to defer cash and/or equity based compensation and to receive the deferred amounts, together with an investment return (positive or negative), either at a pre-determined time in the future or upon termination of their employment with the Company or its subsidiaries or affiliates that are participating employers under the Deferred Compensation Plan, as provided under the Deferred Compensation Plan and in relevant deferral elections. Deferrals under the Deferred Compensation Plan are unfunded and unsecured. As of December 31, 2022 deferrals under the Deferred Compensation Plan are solely comprised of cash compensation and equity compensation and are not material in the aggregate.

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

Each calendar year, a non-employee director will receive an annual retainer and annual equity award, as provided for in the 2017 Directors Plan, which may be modified from time to time. In February 2022, the Board of Directors amended and restated the 2017 Directors Plan to provide for increases to the annual cash retainer and annual equity retainer that non-employee directors are entitled to receive. Currently, non-employee directors receive an annual equity retainer of approximately $175,000 in the form of restricted stock units at each annual meeting of the Company’s stockholders or promptly thereafter. A non-employee director’s annual award of restricted stock units will generally vest on the earliest to occur of: (a) the last business day immediately preceding the annual meeting of the Company’s stockholders in the calendar year following the calendar year in which the grant date occurs, (b) a Change of Control (as defined in the 2017 Directors Plan), (c) the non-employee director’s death, or (d) the date of the non-employee director’s separation from service due to disability, so long as the non-employee director remains a non-employee director through such date. The Board of Directors may in its discretion award non-employee directors stock options, stock appreciation rights, restricted stock and other share-based awards in lieu of or in addition to restricted stock units. The Board of Directors may amend or terminate the 2017 Directors Plan at any time, subject to certain limitations set forth in the 2017 Directors Plan. As of December 31, 2022, 116,791 shares of the Company’s common stock had been granted under the 2017 Directors Plan, and 1,133,209 shares of the Company’s common stock remain available for grant.

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

In February 2022, as part of the Board of Directors’ amendment and restatement of the 2017 Directors Plan, such amendment and restatement also introduced the requirement for each non-employee director to satisfy the share ownership guidelines set forth below, as may be modified by the Board of Directors from time to time. The current share ownership guidelines provide that non-employee directors of the Company must:

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

The Company recorded $64.1 million, $70.5 million and $70.3 million of compensation expense relating to outstanding options, restricted stock units, performance share units and other share-based awards during the years ended December 31, 2022, 2021 and 2020, respectively.

The tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options and vesting of restricted stock units and performance share units for the years ended December 31, 2022, 2021 and 2020 was $9.1 million, $6.8 million and $10.5 million, respectively.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted through December 31, 2022 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula with the

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	2022	2021	2020
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	27.7%	28.9%	30.4%
Risk-free interest rate	2.15%	0.85%	0.70%
Expected term	6.1 Years	5.8 Years	5.8 Years

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

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price Per	Term (in	Intrinsic
Options	(in thousands)	Share	years)	Value
Outstanding at January 1, 2022	13,860	$48.19	5.1	$663,148
Granted 01/01/22 - 03/31/22	2,489	$73.96
Granted 04/01/22 - 06/30/22	8	$88.05
Granted 07/01/22 - 09/30/22	34	$95.72
Granted 10/01/22 - 12/31/22	32	$91.10
Exercised	(1,411)	$45.37
Cancelled or forfeited	(157)	$72.15
Outstanding at December 31, 2022	14,855	$52.75	5.0	$724,651
Vested and expected to vest in the future at December 31, 2022	14,509	$52.22	4.9	$715,462
Exercisable at December 31, 2022	9,764	$42.81	3.4	$573,325

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2022:

			Options Outstanding			Options Exercisable
				Weighted Average
				Remaining	Weighted	Number	Weighted
			Number	Contractual	Average	Exercisable	Average
Range of Exercise			Outstanding	Term	Exercise	(In	Exercise
Prices ($)			(In Thousands)	(Years)	Price ($)	Thousands)	Price ($)
$15.71	-	$36.05	2,768	0.8	$20.75	2,768	$20.75
$37.10	-	$43.99	1,751	3.3	$43.43	1,751	$43.43
$44.92	-	$46.27	2,189	3.2	$45.60	2,189	$45.60
$48.11	-	$57.95	529	5.5	$53.29	313	$52.96
$58.73	-	$58.73	1,818	5.2	$58.73	1,310	$58.73
$58.77	-	$62.39	2,247	6.6	$60.80	1,252	$60.53
$62.92	-	$67.42	43	6.1	$64.19	26	$63.46
$73.23	-	$73.23	2,263	9.2	$73.23	—	$—
$77.92	-	$97.80	1,237	8.4	$88.32	155	$89.02
$98.49	-	$98.49	10	9.6	$98.49	—	$—
			14,855	5.0	$52.75	9,764	$42.81

The weighted-average grant-date fair value of options granted during the years ended December 31, 2022, 2021 and 2020 was $23.47 per share, $25.80 per share and $18.82 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $68.2 million, $51.2 million and $68.8 million, respectively.

Cash received from option exercises under all plans for the years ended December 31, 2022, 2021 and 2020 was $64.0 million, $45.7 million and $72.9 million, respectively.

At December 31, 2022, there was $69.5 million of total unrecognized compensation expense related to non-vested options granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.7 years.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following table summarizes the Company’s activities with respect to non-vested restricted stock units and performance share units as follows:

		Weighted
	Number of	Average
	Shares (in	Grant-Date
	thousands)	Fair Value
Non-vested at January 1, 2022	910	$69.02
Granted 01/01/22 - 03/31/22[1]	484	$71.88
Granted 04/01/22 - 06/30/22	15	$87.52
Granted 07/01/22 - 09/30/22	6	$95.17
Granted 10/01/22 - 12/31/22	1	$90.29
Vested	(389)	$64.59
Forfeited/cancelled	(14)	$68.27
Non-vested at December 31, 2022	1,013	$72.54

1The grant activity for performance share units is recorded based on the target performance level earning 100% of target performance share units. The actual number of performance share units earned could range from 0% to 200% of target depending on the achievement of pre-established performance goals.

The weighted-average grant-date fair value of restricted stock units and/or performance share units granted during the years ended December 31, 2022, 2021 and 2020 was $74.26, $89.12 and $62.97 per share, respectively. As of December 31, 2022, 1.0 million of restricted stock units and performance share units are expected to vest.

At December 31, 2022, total unrecognized compensation expense relating to non-vested restricted stock units and performance share units was $36.7 million, which is expected to be recognized over a weighted-average period of 1.7 years.

Other Share-Based Awards

The Company has granted other share-based awards to certain employees that are payable in cash. These awards are classified as liabilities and are valued based on the fair value of the award at the grant date and are remeasured at each reporting date until settlement, with compensation expense being recognized in proportion to the completed requisite service period up until date of settlement. At December 31, 2022, other share-based awards outstanding included grants that vest over three years payable in the first quarters of 2023, 2024 and 2025.

At December 31, 2022, there was $0.1 million of total unrecognized compensation expense related to nonvested other share-based awards granted to employees under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 1.0 years.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Employee and Non-Employee Share-Based Compensation Expense

The table below shows the amounts recognized in the consolidated financial statements for the years ended December 31, 2022, 2021 and 2020 for share-based compensation related to employees and non-employees. Employee and non-employee share-based compensation expense of $64.1 million for the year ended December 31, 2022 is comprised of $9.4 million relating to incentive stock options, $0.7 million relating to other share-based awards and $54.0 million relating to non-qualified stock options, restricted stock units and performance share units. Employee and non-employee share-based compensation expense of $70.5 million for the year ended December 31, 2021 is comprised of $8.3 million relating to incentive stock options, $1.6 million relating to other share-based awards and $60.6 million relating to non-qualified stock options, restricted stock units and performance share units. Employee and non-employee share-based compensation expense of $70.3 million for the year ended December 31, 2020 is comprised of $9.4 million relating to incentive stock options, $2.7 million relating to other share-based awards and $58.2 million relating to non-qualified stock options, restricted stock units and performance share units.

	2022	2021	2020
Operating expenses	$64,109	$70,483	$70,289
Total employee and non-employee share-based compensation expense included in income, before income tax	64,109	70,483	70,289
Less: Amount of income tax benefit recognized in earnings	(13,175)	(14,228)	(15,499)
Amount charged against net income	$50,934	$56,255	$54,790

17.        INCOME TAXES

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

The domestic and foreign components of the Company’s income before provision for income taxes are as follows:

	Year Ended December 31,
	2022	2021	2020
Domestic*	$1,327,459	$1,431,797	$1,374,402
Foreign*	244,505	369,622	251,755
Income before provision for income taxes	$1,571,964	$1,801,419	$1,626,157

*After intercompany royalties, management fees and interest charges from the Company’s domestic to foreign entities of $85.0 million, $61.1 million and $54.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Components of the provision for income taxes are as follows:

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$247,482	$273,115	$259,073
State	47,255	44,990	43,704
Foreign	37,421	89,410	70,658
	332,158	407,515	373,435

Deferred:
Federal	19,111	14,750	11,401
State	258	4,689	4,709
Foreign	26,084	5,092	(167,595)
	45,453	24,531	(151,485)

Valuation allowance	2,729	(8,102)	(5,387)
	$380,340	$423,944	$216,563

A reconciliation of the total provision for income taxes after applying the U.S. federal statutory rate of 21% to income before provision for income taxes to the reported provision for income taxes are as follows for the years ended:

	Year Ended December 31,
	2022	2021	2020
U.S. Federal tax expense at statutory rates	$330,113	$378,298	$341,493
State income taxes, net of federal tax benefit	35,848	38,894	37,478
Permanent differences	(5,450)	(4,168)	(1,064)
Stock based compensation	3,571	2,790	1,097
Intra-company transfer benefit	—	—	(165,075)
Other	1,371	(649)	(7,388)
Foreign rate differential	12,158	16,881	15,409
Valuation allowance	2,729	(8,102)	(5,387)
	$380,340	$423,944	$216,563

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Major components of the Company’s deferred tax assets (liabilities) at December 31, 2022 and 2021 are as follows:

	2022	2021
Deferred Tax Assets:
Reserve for sales returns	$2,262	$889
Reserve for inventory obsolescence	4,651	3,643
Reserve for marketing development fund	7,487	8,951
Capitalization of inventory costs	6,537	2,533
State franchise tax - current	2,339	2,493
Accrued compensation	10,499	2,854
Accrued other liabilities	1,820	4,634
Deferred revenue	63,196	68,557
Stock-based compensation	25,526	24,635
Foreign net operating loss carryforward	19,896	14,507
Prepaid supplies	7,901	6,317
Termination payments	52,466	58,042
Operating lease liabilities	5,739	4,711
Intangibles	33,603	72,666
Impairment-trademarks and others	2,567	2,047
Other deferred tax assets	33,209	33,013
Total gross deferred tax assets	$279,698	$310,492

Deferred Tax Liabilities:
Amortization of trademarks	$(39,237)	$(41,517)
State franchise tax - deferred	(5,503)	(5,505)
Operating lease ROU assets	(5,739)	(4,711)
Other deferred tax liabilities	(5)	(618)
Depreciation	(22,433)	(5,907)
Total gross deferred tax liabilities	(72,917)	(58,258)

Valuation Allowance	(29,742)	(27,013)

Net deferred tax assets	$177,039	$225,221

During the years ended December 31, 2022, 2021 and 2020, the Company established full valuation allowances against certain deferred tax assets, resulting from cumulative net operating losses incurred by certain foreign subsidiaries of the Company. The effect of the valuation allowances and the subsequent related impact on the Company’s overall tax rate was to increase the Company’s provision for income taxes by $2.7 million for the year ended December 31, 2022, decrease the Company’s provision for income taxes by $8.1 million for the year ended December 31, 2021 and decrease the Company’s provision for income taxes by $5.4 million for the year ended December 31, 2020. At December 31, 2022, the Company had net operating loss carryforwards of approximately $92.1 million. Of this amount, $78.8 million may be carried forward indefinitely. The remaining $13.3 million of net operating loss carryforwards will begin to expire in 2023.

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

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the years ended December 31, 2022, 2021 and 2020:

Gross Unrecognized Tax
Benefits
Balance at December 31, 2019	$2,993
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior year	—
Decreases for tax positions related to prior years	(2,251)
Balance at December 31, 2020	$742
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior year	—
Decreases for tax positions related to prior years	(742)
Balance at December 31, 2021	$—
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior year	3,020
Decreases for tax positions related to prior years	—
Balance at December 31, 2022	$3,020

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s consolidated financial statements. As of December 31, 2022, the Company had accrued approximately $0.4 million in interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions, it would not have a significant impact on the Company’s effective tax rate.

It is expected that any change in the amount of unrecognized tax benefit change within the next 12 months will not be significant.

The Company is subject to U.S. federal income tax as well as to income tax in multiple state and foreign jurisdictions.

The Company is in various stages of examination with certain states and certain foreign jurisdictions, including the United Kingdom and Ireland. The Company’s 2019 through 2021 U.S. federal income tax returns are subject to examination by the IRS. The Company’s state income tax returns are subject to examination for the 2018 through 2021 tax years.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

18.        EARNINGS PER SHARE

A reconciliation of the weighted average shares used in the basic and diluted earnings per common share computations for the years ended December 31, 2022, 2021 and 2020 is presented below:

	2022	2021	2020
Weighted-average shares outstanding:
Basic	526,779	528,763	529,639
Dilutive securities	6,442	6,876	5,168
Diluted	533,221	535,639	534,807

For the years ended December 31, 2022, 2021 and 2020, options and awards outstanding totaling 3.0 million shares, 0.8 million shares and 1.8 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

19.        EMPLOYEE BENEFIT PLAN

Employees of the Company may participate in the Monster Beverage Corporation 401(k) Plan, a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute into a traditional plan with pretax salary or into a Roth plan with after tax salary up to statutory limits. The Company contributes 50% of the employee contribution, up to 8% of each employee’s earnings, which vest over four years (2 years of service = 50%, 3 years of service = 75%, 4 years of service = 100%). Matching contributions were $6.9 million, $5.5 million and $4.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

20.        SEGMENT INFORMATION

The Company has four operating and reportable segments: (i) Monster Energy® Drinks segment, which is primarily comprised of the Company’s Monster Energy® drinks, Reign Total Body Fuel® high performance energy drinks, Monster® Tour WaterTM and True North® Pure Energy Seltzers, (ii) Strategic Brands segment, which is primarily comprised of the various energy drink brands acquired from TCCC in 2015 as well as the Company’s affordable energy brands, (iii) Alcohol Brands segment, which is primarily comprised of the various craft beers and hard seltzers purchased as part of the CANarchy Transaction on February 17, 2022 as well as The Beast UnleashedTM FMBs and (iv) Other segment, which is comprised of the AFF Third-Party Products.

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

The Company’s Alcohol Brands segment primarily generates operating revenues by selling kegged and ready-to-drink canned beers, hard seltzers and FMBs primarily to beer distributors in the United States.

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

The net revenues derived from the Company’s reportable segments and other financial information related thereto for the years ended December 31 are as follows:

	2022	2021	2020
Net sales:
Monster Energy® Drinks[1]	$5,833,211	$5,220,673	$4,305,246
Strategic Brands	353,490	294,762	266,354
Alcohol Brands[2]	101,405	—	—
Other	22,944	25,917	27,038
Corporate and unallocated	—	—	—
	$6,311,050	$5,541,352	$4,598,638

	2022	2021	2020
Operating Income:
Monster Energy® Drinks[1]	$1,850,053	$1,990,785	$1,820,346
Strategic Brands	197,709	173,660	155,047
Alcohol Brands[2]	(31,502)	—	—
Other	3,040	6,935	5,930
Corporate and unallocated	(434,579)	(373,913)	(348,170)
	$1,584,721	$1,797,467	$1,633,153

	2022	2021	2020
Income before tax:
Monster Energy® Drinks[1]	$1,853,011	$1,992,185	$1,820,625
Strategic Brands	197,843	173,739	155,047
Alcohol Brands[2]	(31,772)	—	—
Other	3,041	6,935	5,933
Corporate and unallocated	(450,159)	(371,440)	(355,448)
	$1,571,964	$1,801,419	$1,626,157

(1)	Includes $40.0 million, $41.5 million and $42.1 million for the years ended December 31, 2022, 2021 and 2020, respectively, related to the recognition of deferred revenue.
(2)	Effectively from February 17, 2022 to December 31, 2022.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

	2022	2021	2020
Depreciation and amortization:
Monster Energy® Drinks	$31,957	$34,532	$38,277
Strategic Brands	924	1,085	4,178
Alcohol Brands	13,440	—	—
Other	4,461	4,485	4,631
Corporate and unallocated	10,459	10,053	9,944
	$61,241	$50,155	$57,030

Corporate and unallocated expenses were $434.6 million for the year ended December 31, 2022 and included $278.7 million of payroll costs, of which $63.1 million was attributable to stock-based compensation expense (See Note 16, “Stock-Based Compensation”), $87.1 million of professional service expenses, including accounting and legal costs, $10.5 million of insurance costs and $58.3 million of other operating expenses.

Corporate and unallocated expenses were $373.9 million for the year ended December 31, 2021 and included $258.6 million of payroll costs, of which $70.3 million was attributable to stock-based compensation expense (See Note 16, “Stock-Based Compensation”), $77.9 million of professional service expenses, including accounting and legal costs, $9.3 million of insurance costs and $28.1 million of other operating expenses.

Corporate and unallocated expenses were $348.2 million for the year ended December 31, 2020 and included $234.1 million of payroll costs, of which $69.9 million was attributable to stock-based compensation expense (See Note 16, “Stock-Based Compensation”), $67.6 million of professional service expenses, including accounting and legal costs, $7.5 million of insurance costs and $39.0 million of other operating expenses.

Coca-Cola Consolidated, Inc. accounted for approximately 11%, 12% and 12% of the Company’s net sales for the years ended December 31, 2022, 2021 and 2020, respectively.

Reyes Coca-Cola Bottling, LLC accounted for approximately 9%, 10% and 11% of the Company’s net sales for the years ended December 31, 2022, 2021 and 2020, respectively.

Coca-Cola Europacific Partners accounted for approximately 13%, 12% and 10% of the Company’s net sales for the years ended December 31, 2022, 2021 and 2020, respectively.

Net sales to customers outside the United States amounted to $2.36 billion, $2.04 billion and $1.51 billion for the years ended December 31, 2022, 2021 and 2020, respectively. Such sales were approximately 37%, 37% and 33% of net sales for the years ended December 31, 2022, 2021 and 2020, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Goodwill and other intangible assets for the Company’s reportable segments as of December 31, 2022 and 2021 are as follows:

	2022	2021
Goodwill and other intangible assets:
Monster Energy® Drinks	$1,424,212	$1,420,503
Strategic Brands	979,896	978,032
Alcohol Brands	233,140	—
Other	1,103	5,494
Corporate and unallocated	—	—
	$2,638,351	$2,404,029

21.        RELATED PARTY TRANSACTIONS

TCCC controls approximately 19.6% of the voting interests of the Company. The TCCC Subsidiaries, the TCCC Related Parties and certain TCCC independent bottlers, purchase and distribute the Company’s products in domestic and certain international markets. The Company also pays TCCC a commission based on certain sales within the TCCC distribution network.

TCCC commissions, based on sales to the TCCC Subsidiaries and the TCCC Related Parties, for the year ended December 31, 2022 were $49.3 million, and are included as a reduction to net sales. TCCC commissions, based on sales to the TCCC Independent Bottlers for the year ended December 31, 2022 were $30.7 million, and are included in operating expenses in the consolidated statements of income.

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

Net sales to the TCCC Subsidiaries for the years ended December 31, 2022, 2021 and 2020 were $129.4 million, $120.4 million and $83.3 million, respectively.

The Company also purchases concentrates from TCCC which are then sold to certain of the Company’s bottlers/distributors. Concentrate purchases from TCCC were $27.1 million, $27.2 million and $23.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Certain TCCC Subsidiaries also contract manufacture certain of the Company’s energy drinks. Such contract manufacturing expenses were $30.6 million, $31.5 million and $17.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Accounts receivable, accounts payable, accrued promotional allowances and accrued liabilities related to the TCCC Subsidiaries are as follows at:

	December 31,	December 31,
	2022	2021
Accounts receivable, net	$88,169	$94,647
Accounts payable	$(35,467)	$(35,248)
Accrued promotional allowances	$(11,222)	$(4,536)
Accrued liabilities	$(14,733)	$(26,616)

One director of the Company through certain trusts, and a family member of one director are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the years ended December 31, 2022, 2021 and 2020 were $6.0 million, $3.6 million and $2.1 million, respectively.

During the year ended December 31, 2022, the Company occasionally chartered a private aircraft that is indirectly owned by Mr. Rodney C. Sacks, Co-Chief Executive Officer and Chairman of the Board of Directors. On certain occasions, Mr. Sacks was accompanied by guests and other Company personnel when using such aircraft for business travel. During the year ended December 31, 2022, the Company incurred costs of $0.08 million, amounts the Company believes are commensurate with market rates for comparable travel.

In December 2018, the Company and a director of the Company entered into a 50-50 partnership that purchased land, and real property thereon, in Kona, Hawaii for the purpose of producing coffee products. This partnership meets the definition of a Variable Interest Entity (“VIE”) for which the Company has determined that it is the primary beneficiary. Therefore, the Company consolidates the VIE in the accompanying consolidated financial statements. The aggregate carrying values of the VIE’s assets and liabilities, after elimination of any intercompany transactions and balances, as well as the results of operations for all periods presented, are not material to the Company’s consolidated financial statements.

22.         SUBSEQUENT EVENTS

On February 28, 2023, the Company announced that its Board of Directors has approved and declared a 2-for-1 split of its common stock that will be effected in the form of a 100% stock dividend.  Each stockholder of record on March 13, 2023 will receive a dividend of one additional share of common stock for each then-held share, to be distributed after close of trading on March 27, 2023.  The Company anticipates its common stock to begin trading at the split-adjusted price on March 28, 2023.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020 (Dollars in Thousands)

	Balance at	Charged to		Balance at
	beginning	cost and		end of
Description	of period	expenses	Deductions	period
Allowance for doubtful accounts, sales returns and cash discounts:

2022	$4,676	$23,177	$(17,393)	$10,460
2021	$1,878	$14,799	$(12,001)	$4,676
2020	$2,045	$9,664	$(9,831)	$1,878

Allowance on Deferred Tax Assets and Unrecognized Tax Benefits:

2022	$27,013	$6,153	$—	$33,166
2021	$35,993	$(8,980)	$—	$27,013
2020	$43,853	$(7,860)	$—	$35,993