Form 10-Q
period 2023-03-31
Monster Beverage Corp
filed 2023-05-05
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023	Commission File Number 001-18761

MONSTER BEVERAGE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	47-1809393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes __    No X

The registrant had 1,046,711,932 shares of common stock, par value $0.005 per share, outstanding as of April 28, 2023.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

MARCH 31, 2023

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2023 AND DECEMBER 31, 2022

(In Thousands, Except Par Value) (Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,672,660	$1,307,141
Short-term investments	1,383,028	1,362,314
Accounts receivable, net	1,190,351	1,016,203
Inventories	906,723	935,631
Prepaid expenses and other current assets	110,958	109,823
Prepaid income taxes	30,889	33,785
Total current assets	5,294,609	4,764,897

INVESTMENTS	41,152	61,443
PROPERTY AND EQUIPMENT, net	545,922	516,897
DEFERRED INCOME TAXES, net	177,039	177,039
GOODWILL	1,417,941	1,417,941
OTHER INTANGIBLE ASSETS, net	1,222,598	1,220,410
OTHER ASSETS	145,101	134,478
Total Assets	$8,844,362	$8,293,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$491,249	$444,265
Accrued liabilities	245,932	172,991
Accrued promotional allowances	308,094	255,631
Deferred revenue	44,440	43,311
Accrued compensation	42,673	72,463
Income taxes payable	55,123	13,317
Total current liabilities	1,187,511	1,001,978

DEFERRED REVENUE	219,764	223,800

OTHER LIABILITIES	41,727	42,286

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY[1]:
Common stock - $0.005 par value; 1,250,000 shares authorized; 1,117,392 shares issued and 1,046,616 shares outstanding as of March 31, 2023; 1,283,688 shares issued and 1,044,600 shares outstanding as of December 31, 2022	5,587	6,418
Additional paid-in capital	4,829,301	4,776,804
Retained earnings	4,706,192	9,001,173
Accumulated other comprehensive loss	(147,911)	(159,073)
Common stock in treasury, at cost; 70,776 shares and 239,088 shares as of March 31, 2023 and December 31, 2022, respectively	(1,997,809)	(6,600,281)
Total stockholders’ equity	7,395,360	7,025,041
Total Liabilities and Stockholders’ Equity	$8,844,362	$8,293,105

1 Stock Split - On February 28, 2023, the Company announced a two-for-one stock split of its common stock to be effected in the form of a 100% stock dividend. The stock dividend was issued on March 27, 2023 (the “Stock Split”). The accompanying condensed consolidated financial statements and notes thereto have been retroactively updated to reflect the Stock Split. See Note 1 for additional information.

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE-MONTHS ENDED MARCH 31, 2023 AND 2022

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended
	March 31,
	2023	2022

NET SALES	$1,698,930	$1,518,574

COST OF SALES	801,081	741,907

GROSS PROFIT	897,849	776,667

OPERATING EXPENSES	412,785	377,178

OPERATING INCOME	485,064	399,489

INTEREST and OTHER INCOME (EXPENSE), net	12,496	(7,300)

INCOME BEFORE PROVISION FOR INCOME TAXES	497,560	392,189

PROVISION FOR INCOME TAXES	100,116	97,986

NET INCOME	$397,444	$294,203

NET INCOME PER COMMON SHARE[1]:
Basic	$0.38	$0.28
Diluted	$0.38	$0.27

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS[1]:
Basic	1,044,909	1,058,810
Diluted	1,059,069	1,071,108

¹ Stock Split - The accompanying condensed consolidated financial statements and notes thereto have been retroactively updated to reflect the Stock Split. See Note 1 for additional information.

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE-MONTHS ENDED MARCH 31, 2023 AND 2022

(In Thousands) (Unaudited)

	Three-Months Ended
	March 31,
	2023	2022
Net income, as reported	$397,444	$294,203
Other comprehensive income (loss):
Change in foreign currency translation adjustment	7,981	1,079
Available-for-sale investments:
Change in net unrealized gains (losses)	3,181	(4,059)
Other comprehensive income (loss)	11,162	(2,980)
Comprehensive income	$408,606	$291,223

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE-MONTHS ENDED MARCH 31, 2023 AND 2022

(In Thousands) (Unaudited)

					Accumulated Other			Total
	Common stock		Additional	Retained	Comprehensive	Treasury stock		Stockholders’
	Shares	Amount	Paid-in Capital	Earnings	(Loss) Income	Shares	Amount	Equity
Balance, December 31, 2022	1,283,688	$6,418	$4,776,804	$9,001,173	$(159,073)	(239,088)	$(6,600,281)	$7,025,041
Stock-based compensation	—	—	15,743	—	—	—	—	15,743
Stock options/awards	3,704	19	36,329	—	—	—	—	36,348
Unrealized gain (loss), net on available-for-sale securities	—	—	—	—	3,181	—	—	3,181
Repurchase of common stock	—	—	—	—	—	(1,688)	(90,378)	(90,378)
Retirement of treasury stock	(170,000)	(850)	425	(4,692,425)	—	170,000	4,692,850	—
Foreign currency translation	—	—	—	—	7,981	—	—	7,981
Net income	—	—	—	397,444	—	—	—	397,444
Balance, March 31, 2023	1,117,392	$5,587	$4,829,301	$4,706,192	$(147,911)	(70,776)	$(1,997,809)	$7,395,360

					Accumulated Other			Total
	Common stock		Additional	Retained	Comprehensive	Treasury stock		Stockholders’
	Shares	Amount	Paid-in Capital	Earnings	(Loss) Income	Shares	Amount	Equity
Balance, December 31, 2021	1,280,086	$6,400	$4,649,420	$7,809,549	$(69,165)	(221,440)	$(5,829,253)	$6,566,951
Stock-based compensation	—	—	16,175	—	—	—	—	16,175
Stock options/awards	970	6	4,504	—	—	—	—	4,510
Unrealized gain (loss), net on available-for-sale securities	—	—	—	—	(4,059)	—	—	(4,059)
Repurchase of common stock	—	—	—	—	—	(332)	(12,187)	(12,187)
Foreign currency translation	—	—	—	—	1,079	—	—	1,079
Net income	—	—	—	294,203	—	—	—	294,203
Balance, March 31, 2022	1,281,056	$6,406	$4,670,099	$8,103,752	$(72,145)	(221,772)	$(5,841,440)	$6,866,672

¹ Stock Split - The accompanying condensed consolidated financial statements and notes thereto have been retroactively updated to reflect the Stock Split. See Note 1 for additional information.

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTHS ENDED MARCH 31, 2023 AND 2022

(In Thousands) (Unaudited)

	Three-Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$397,444	$294,203
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,808	14,599
Non-cash lease expense	2,160	1,481
Gain on disposal of property and equipment	(385)	(6)
Stock-based compensation	16,051	16,332
Effect on cash of changes in operating assets and liabilities net of acquisition:
Accounts receivable	(167,512)	(134,433)
Inventories	35,495	(208,673)
Prepaid expenses and other assets	1,273	(29,621)
Prepaid income taxes	3,986	(5,885)
Accounts payable	51,124	18,329
Accrued liabilities	14,207	20,603
Accrued promotional allowances	48,265	61,171
Accrued compensation	(30,261)	(32,122)
Income taxes payable	41,617	(9,818)
Other liabilities	(751)	(596)
Deferred revenue	(5,046)	(5,915)
Net cash provided by (used in) operating activities	424,475	(351)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of available-for-sale investments	522,501	504,808
Purchases of available-for-sale investments	(518,751)	(441,925)
Acquisition of CANarchy, net of cash	—	(330,356)
Purchases of property and equipment	(40,100)	(21,511)
Proceeds from sale of property and equipment	564	14
Additions to intangibles	(3,952)	(8,419)
Increase in other assets	(13,028)	(6,241)
Net cash used in investing activities	(52,766)	(303,630)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments) borrowings on debt	(7,271)	3,454
Issuance of common stock	36,348	4,510
Purchases of common stock held in treasury	(35,126)	(12,187)
Net cash used in financing activities	(6,049)	(4,223)

Effect of exchange rate changes on cash and cash equivalents	(141)	(3,472)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	365,519	(311,676)
CASH AND CASH EQUIVALENTS, beginning of period	1,307,141	1,326,462
CASH AND CASH EQUIVALENTS, end of period	$1,672,660	$1,014,786

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$96	$91
Income taxes	$56,985	$112,863

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTHS ENDED MARCH 31, 2023 AND 2022

(In Thousands) (Unaudited) (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

Included in accrued liabilities as of March 31, 2023 and 2022 were $9.6 million and $11.3 million, respectively, related to net additions to other intangible assets.

Included in accounts payable as of March 31, 2023 and 2022 were $2.5 million and $4.0 million, respectively, related to equipment purchases.

Included in accrued liabilities as of March 31, 2023 was $55.3 million of withholding taxes due related to common stock purchased from employees.

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

1.	BASIS OF PRESENTATION

Reference is made to the Notes to Consolidated Financial Statements, in Monster Beverage Corporation and Subsidiaries (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2022 for a summary of significant accounting policies utilized by the Company and its consolidated subsidiaries and other disclosures, which should be read in conjunction with this Quarterly Report on Form 10-Q (“Form 10-Q”).

The Company’s condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting. They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP. The information set forth in these interim condensed consolidated financial statements for the three-months ended March 31, 2023 and 2022, respectively, is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading. Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

Treasury Stock Retirement – On March 10, 2023, the Company retired 170.0 million shares (stock split adjusted) of treasury stock owned by the Company. The retired treasury stock had a carrying value of approximately $4.69 billion. The Company’s accounting policy upon the formal retirement of treasury stock is to deduct its par value from common stock and to reflect any excess of cost over par as a deduction from retained earnings.

Stock Split – On February 28, 2023, the Company announced a two-for-one stock split of the Company’s common stock to be effected in the form of a 100% stock dividend. The common stock dividend was issued on March 27, 2023 (the “Stock Split”) and the Company’s common stock began trading at the split adjusted price on March 28, 2023. Accordingly, all per share amounts, average common stock outstanding, common stock outstanding, common stock repurchased and equity-based compensation presented in the condensed consolidated financial statements and notes have been adjusted retroactively, where applicable, to reflect the Stock Split. Stockholders’ equity has been retroactively adjusted, where applicable, to give effect to the Stock Split for all periods presented by reclassifying the par value of the additional shares issued in connection with the Stock Split to Common Stock from Retained Earnings and Additional Paid-in Capital.

Recent Accounting Pronouncements

There have been no changes in recently issued or adopted accounting pronouncements that would materially impact the Company from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

2.	REVENUE RECOGNITION

Revenues are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Consumers”. The Company has four operating and reportable segments: (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is primarily comprised of the Company’s Monster Energy® drinks, Reign Total Body Fuel® high performance energy drinks, Monster® Tour WaterTM and Reign Storm® total wellness energy drinks, (ii) Strategic Brands segment (“Strategic Brands”), which is primarily comprised of the various energy drink brands acquired from The Coca-Cola Company (“TCCC”) in 2015 as well as the Company’s affordable energy brands, (iii) Alcohol Brands segment (“Alcohol Brands”), which is primarily comprised of the various craft beers and hard seltzers purchased as part of the acquisition of CANarchy Craft Brewery Collective LLC (“CANarchy”) on February 17, 2022 (the “CANarchy Transaction”) as well as The Beast UnleashedTM flavored malt beverages (“FMBs”) and (iv) Other segment (“Other”), which is comprised of certain products sold by American Fruits and Flavors, LLC, a wholly-owned subsidiary of the Company, to independent third-party customers (the “AFF Third-Party Products”).

The Company’s Monster Energy® Drinks segment primarily generates net operating revenues by selling ready-to-drink packaged energy drinks primarily to bottlers and full service beverage bottlers/distributors (“bottlers/distributors”). In some cases, the Company sells ready-to-drink packaged energy drinks directly to retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience and gas chains, drug stores, foodservice customers, value stores, e-commerce retailers and the military.

The Company’s Strategic Brands segment primarily generates net operating revenues by selling “concentrates” and/or “beverage bases” to authorized bottling and canning operations. Such bottlers generally combine the concentrates and/or beverage bases with sweeteners, water and other ingredients to produce ready-to-drink packaged energy drinks. The ready-to-drink packaged energy drinks are then sold by such bottlers to other bottlers/distributors and to retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience and gas chains, foodservice customers, drug stores, value stores, e-commerce retailers and the military. To a lesser extent, the Strategic Brands segment generates net operating revenues by selling certain ready-to-drink packaged energy drinks to bottlers/distributors.

The Company’s Alcohol Brands segment primarily generates operating revenues by selling kegged and ready-to-drink canned beers, hard seltzers and FMBs primarily to beer distributors in the United States.

The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. Certain of the Company’s bottlers/distributors may also perform a separate function as a co-packer on the Company’s behalf. In such cases, control of the Company’s products passes to such bottlers/distributors when they notify the Company that they have taken possession or transferred the relevant portion of the Company’s finished goods. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of March 31, 2023 and December 31, 2022.

The Company excludes from revenues all taxes assessed by a governmental authority that are imposed on the sale of its products and collected from customers.

Distribution expenses to transport the Company’s products, where applicable, and warehousing expense after manufacture are accounted for within operating expenses.

Promotional and other allowances (variable consideration) recorded as a reduction to net sales for the Company’s energy drink products primarily include consideration given to the Company’s non-alcohol bottlers/distributors or retail customers including, but not limited to, the following:

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

The Company’s promotional allowance programs for its energy drink products are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, typically ranging from one week to one year. The Company’s promotional and other allowances for its energy drink products are calculated based on various programs with bottlers/distributors and retail customers, and accruals are established at the time of initial product sale for the Company’s anticipated liabilities. These accruals are based on agreed upon terms as well as the Company’s historical experience with similar programs and require management’s judgment with respect to estimating consumer participation and/or bottler/distributor and retail customer performance levels. Differences between such estimated expenses and actual expenses for promotional and other allowance costs have historically been insignificant and are recognized in earnings in the period such differences are determined. Promotional and other allowances for our Alcohol Brands segment primarily include price promotions where permitted.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Disaggregation of Revenue

The following tables disaggregate the Company’s revenue by geographical markets and reportable segments:

	Three-Months Ended March 31, 2023
				Latin
				America
	U.S. and			and
Net Sales	Canada	EMEA[1]	Asia Pacific	Caribbean	Total
Monster Energy® Drinks	$1,021,328	$277,111	$121,994	$141,235	$1,561,668
Strategic Brands	43,043	30,951	8,983	3,381	86,358
Alcohol Brands	46,290	—	—	—	46,290
Other	4,614	—	—	—	4,614
Total Net Sales	$1,115,275	$308,062	$130,977	$144,616	$1,698,930

	Three-Months Ended March 31, 2022
				Latin
				America
	U.S. and			and
Net Sales	Canada	EMEA[1]	Asia Pacific	Caribbean	Total
Monster Energy® Drinks	$925,680	$260,889	$110,556	$107,722	$1,404,847
Strategic Brands	53,051	30,176	6,662	2,704	92,593
Alcohol Brands[2]	15,207	—	—	—	15,207
Other	5,927	—	—	—	5,927
Total Net Sales	$999,865	$291,065	$117,218	$110,426	$1,518,574

1Europe, Middle East and Africa (“EMEA”)

2Effectively from February 17, 2022 to March 31, 2022

Contract Liabilities

Amounts received from certain bottlers/distributors at inception of their distribution contracts or at the inception of certain sales/marketing programs are accounted for as deferred revenue. As of March 31, 2023, the Company had $264.2 million of deferred revenue, which is included in current and long-term deferred revenue in the Company’s condensed consolidated balance sheet. As of December 31, 2022, the Company had $267.1 million of deferred revenue, which is included in current and long-term deferred revenue in the Company’s condensed consolidated balance sheet. During the three-months ended March 31, 2023 and 2022, $9.9 million and $10.0 million, respectively, of deferred revenue was recognized in net sales. See Note 10.

3.	LEASES

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

The components of lease cost were comprised of the following:

	Three-Months	Three-Months
	Ended	Ended
	March 31,	March 31,
	2023	2022
Operating lease cost	$2,467	$1,694

Short-term lease cost	979	929

Variable lease cost	215	183

Finance leases:
Amortization of ROU assets	123	127
Interest on lease liabilities	14	3
Finance lease cost	137	130

Total lease cost	$3,798	$2,936

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Supplemental cash flow information for the following periods:

	Three-Months	Three-Months
	Ended March 31,	Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$2,391	$1,652
Operating cash outflows from finance leases	14	3
Financing cash outflows from finance leases	598	592

ROU assets obtained in exchange for lease obligations:
Finance leases	2,227	832
Operating leases	313	13,197

ROU assets for operating and finance leases recognized in the Company’s condensed consolidated balance sheets were comprised of the following at:

	March 31, 2023
	Real Estate	Equipment	Total	Balance Sheet Location
Operating leases	$35,953	$256	$36,209	Other Assets
Finance leases	—	3,694	3,694	Property and Equipment, net

	December 31, 2022
	Real Estate	Equipment	Total	Balance Sheet Location
Operating leases	$37,682	$330	$38,012	Other Assets
Finance leases	—	1,598	1,598	Property and Equipment, net

Operating and finance lease liabilities recognized in the Company’s condensed consolidated balance sheets were as follows at:

	March 31, 2023
	Operating Leases	Finance Leases
Accrued liabilities	$7,642	$2,393
Other liabilities	27,958	33
Total	$35,600	$2,426

	December 31, 2022
	Operating Leases	Finance Leases
Accrued liabilities	$7,747	$757
Other liabilities	29,586	41
Total	$37,333	$798

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023
	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	6.6	0.9
Weighted-average discount rate	3.5%	5.7%

	December 31, 2022
	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	6.7	0.8
Weighted-average discount rate	3.4%	3.6%

The following table reconciles the undiscounted future lease payments for operating and finance leases to the operating and finance leases recorded in the Company’s condensed consolidated balance sheet at March 31, 2023:

	Undiscounted Future Lease Payments
	Operating Leases	Finance Leases
2023 (from April 1, 2023 to December 31, 2023)	$6,626	$2,051
2024	7,469	423
2025	5,318	17
2026	4,181	2
2027	4,059	—
2028 and thereafter	12,352	—
Total lease payments	40,005	2,493
Less imputed interest	(4,405)	(67)
Total	$35,600	$2,426

As of March 31, 2023, the Company had an additional operating lease for office and warehouse space that had not yet commenced of $1.1 million in aggregate. This operating lease will commence in June 2023 with a term of four years. As of March 31, 2023, the Company did not have any significant additional finance leases that had not yet commenced.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

4.	INVESTMENTS

The following table summarizes the Company’s investments at:

					Continuous	Continuous
		Gross	Gross		Unrealized	Unrealized
		Unrealized	Unrealized		Loss Position	Loss Position
	Amortized	Holding	Holding	Fair	less than 12	greater than 12
March 31, 2023	Cost	Gains	Losses	Value	Months	Months
Available-for-sale
Short-term:
Commercial paper	$296,708	$1	$1	$296,708	$1	$—
Certificates of deposit	12,630	—	—	12,630	—	—
Municipal securities	129,779	3	208	129,574	208	—
U.S. government agency securities	129,605	35	332	129,308	332	—
U.S. treasuries	744,403	156	2,180	742,379	2,180	—
Corporate bonds	72,536	15	122	72,429	122	—
Long-term:
U.S. government agency securities	10,432	7	9	10,430	9	—
U.S. treasuries	28,996	9	34	28,971	34	—
Corporate bonds	1,753	—	2	1,751	2	—
Total	$1,426,842	$226	$2,888	$1,424,180	$2,888	$—

					Continuous	Continuous
		Gross	Gross		Unrealized	Unrealized
		Unrealized	Unrealized		Loss Position	Loss Position
	Amortized	Holding	Holding	Fair	less than 12	greater than 12
December 31, 2022	Cost	Gains	Losses	Value	Months	Months
Available-for-sale
Short-term:
Commercial paper	$197,712	$1	$4	$197,709	$4	$—
Certificates of deposit	10,078	—	—	10,078	—	—
Municipal securities	211,791	60	612	211,239	612	—
U.S. government agency securities	109,697	3	715	108,985	715	—
U.S. treasuries	838,825	17	4,539	834,303	4,539	—
Long-term:
U.S. government agency securities	2,016	—	3	2,013	3	—
U.S. treasuries	53,215	20	71	53,164	71	—
Variable rate demand notes	6,266	—	—	6,266	—	—
Total	$1,429,600	$101	$5,944	$1,423,757	$5,944	$—

During the three-months ended March 31, 2023 and 2022, realized gains or losses recognized on the sale of investments were not significant.

The Company’s investments at March 31, 2023 and December 31, 2022 carried investment grade credit ratings.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
Commercial paper	$296,708	$296,708	$197,712	$197,710
Municipal securities	129,779	129,574	211,791	211,239
U.S. government agency securities	129,605	129,308	109,697	108,985
Certificates of deposit	12,630	12,630	10,078	10,078
U.S. treasuries	744,403	742,379	838,825	834,302
Corporate bonds	72,536	72,429	—	—
Due 1 -10 years:
U.S. treasuries	28,996	28,971	53,215	53,164
U.S. government agency securities	10,432	10,430	2,016	2,013
Variable rate demand notes	—	—	4,862	4,862
Corporate bonds	1,753	1,751	—	—
Due 11 - 20 years:
Variable rate demand notes	—	—	1,404	1,404
Total	$1,426,842	$1,424,180	$1,429,600	$1,423,757

5.	FAIR VALUE OF CERTAIN FINANCIAL ASSETS AND LIABILITIES

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following tables present the fair value of the Company’s financial assets and liabilities that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

March 31, 2023	Level 1	Level 2	Level 3	Total
Cash	$886,785	$—	$—	$886,785
Money market funds	713,009	—	—	713,009
Certificates of deposit	—	41,050	—	41,050
Commercial paper	—	310,774	—	310,774
Corporate bonds	—	74,180	—	74,180
Municipal securities	—	129,574	—	129,574
U.S. government agency securities	—	151,678	—	151,678
U.S. treasuries	—	789,790	—	789,790
Foreign currency derivatives	—	77	—	77
Total	$1,599,794	$1,497,123	$—	$3,096,917

Amounts included in:
Cash and cash equivalents	$1,599,794	$72,866	$—	$1,672,660
Short-term investments	—	1,383,028	—	1,383,028
Accounts receivable, net	—	382	—	382
Investments	—	41,152	—	41,152
Accrued liabilities	—	(305)	—	(305)
Total	$1,599,794	$1,497,123	$—	$3,096,917

December 31, 2022	Level 1	Level 2	Level 3	Total
Cash	$1,132,509	$—	$—	$1,132,509
Money market funds	121,444	—	—	121,444
Certificates of deposit	—	10,078	—	10,078
Commercial paper	—	225,067	—	225,067
Variable rate demand notes	—	6,266	—	6,266
Municipal securities	—	213,798	—	213,798
U.S. government agency securities	—	113,357	—	113,357
U.S. treasuries	—	908,379	—	908,379
Foreign currency derivatives	—	(3,733)	—	(3,733)
Total	$1,253,953	$1,473,212	$—	$2,727,165

Amounts included in:
Cash and cash equivalents	$1,253,953	$53,188	$—	$1,307,141
Short-term investments	—	1,362,314	—	1,362,314
Accounts receivable, net	—	965	—	965
Investments	—	61,443	—	61,443
Accrued liabilities	—	(4,698)	—	(4,698)
Total	$1,253,953	$1,473,212	$—	$2,727,165

All of the Company’s short-term and long-term investments are classified within Level 1 or Level 2 of the fair value hierarchy. The Company’s valuation of its Level 1 investments is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments is based on other observable inputs, specifically a market approach which utilizes valuation models, pricing systems, mathematical tools and other relevant information for the same or similar securities. The Company’s valuation of its Level 2 foreign currency exchange contracts is based on quoted market prices of the same or similar instruments, adjusted for counterparty risk. There were no transfers between Level 1 and Level 2 measurements during the three-months ended March 31, 2023, or during the year-ended December 31, 2022, and there were no changes in the Company’s valuation techniques.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

6.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to foreign currency exchange rate risks related primarily to its foreign business operations. During the three-months ended March 31, 2023 and the year-ended December 31, 2022, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts of the Company that were outstanding as of March 31, 2023 have terms of one month or less. The Company does not enter into forward currency exchange contracts for speculation or trading purposes.

The Company has not designated its foreign currency exchange contracts as hedge transactions under ASC 815, “Derivatives and Hedging.” Therefore, gains and losses on the Company’s foreign currency exchange contracts are recognized in interest and other income (expense), net, in the condensed consolidated statements of income, and are largely offset by the changes in the fair value of the underlying economically hedged item.

The notional amount and fair value of all outstanding foreign currency derivative instruments in the Company’s condensed consolidated balance sheets consist of the following at:

March 31, 2023
Derivatives not designated as
hedging instruments under	Notional	Fair
ASC 815	Amount	Value	Balance Sheet Location
Assets:
Foreign currency exchange contracts:
Receive CAD/pay USD	$44,220	$168	Accounts receivable, net
Receive USD/pay CLP	56,610	159	Accounts receivable, net
Receive USD/pay COP	15,493	37	Accounts receivable, net
Receive RSD/pay USD	4,560	18	Accounts receivable, net

Liabilities:
Foreign currency exchange contracts:
Receive USD/pay EUR	$48,377	$(105)	Accrued liabilities
Receive USD/pay ZAR	4,117	(97)	Accrued liabilities
Receive USD/pay NZD	6,906	(32)	Accrued liabilities
Receive USD/pay CNY	18,642	(31)	Accrued liabilities
Receive USD/pay GBP	14,292	(24)	Accrued liabilities
Receive SGD/pay USD	24,977	(10)	Accrued liabilities
Receive AUD/pay USD	2,884	(6)	Accrued liabilities

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

The net gains (losses) on derivative instruments in the condensed consolidated statements of income were as follows:

		Amount of gain (loss)
		recognized in income on
		derivatives
		Three-months ended
Derivatives not designated as	Location of gain (loss)
hedging instruments under	recognized in income on	March 31,	March 31,
ASC 815	derivatives	2023	2022
Foreign currency exchange contracts	Interest and other income (expense), net	$(7,852)	$(4,019)

7.	INVENTORIES

Inventories consist of the following at:

	March 31,	December 31,
	2023	2022
Raw materials	$421,914	$467,392
Work in process	1,615	1,688
Finished goods	483,194	466,551
	$906,723	$935,631

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

8.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at:

	March 31,	December 31,
	2023	2022
Land	$139,922	$139,798
Leasehold improvements	31,753	31,327
Furniture and fixtures	9,335	9,286
Office and computer equipment	22,532	22,386
Computer software	5,310	5,906
Equipment	255,991	244,739
Buildings	164,821	163,885
Vehicles	51,675	49,175
Assets under construction	111,283	83,553
	792,622	750,055
Less: accumulated depreciation and amortization	(246,700)	(233,158)
	$545,922	$516,897

Total depreciation and amortization expense was $14.8 million and $13.1 million for the three-months ended March 31, 2023 and 2022, respectively.

9.GOODWILL AND OTHER INTANGIBLE ASSETS

The following is a roll-forward of goodwill for the three-months ended March 31, 2023 and 2022 by reportable segment:

	Monster
	Energy®	Strategic	Alcohol
	Drinks	Brands	Brands	Other	Total
Balance at December 31, 2022	$693,644	$637,999	$86,298	$—	$1,417,941
Acquisitions	—	—	—	—	—
Balance at March 31, 2023	$693,644	$637,999	$86,298	$—	$1,417,941

	Monster
	Energy®	Strategic	Alcohol
	Drinks	Brands	Brands	Other	Total
Balance at December 31, 2021	$693,644	$637,999	$—	$—	$1,331,643
Acquisitions	—	—	80,285	—	80,285
Balance at March 31, 2022	$693,644	$637,999	$80,285	$—	$1,411,928

Intangible assets consist of the following at:

	March 31,	December 31,
	2023	2022
Amortizing intangibles	$121,378	$121,378
Accumulated amortization	(70,800)	(68,790)
	50,578	52,588
Non-amortizing intangibles	1,172,020	1,167,822
	$1,222,598	$1,220,410

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Amortizing intangibles primarily consist of customer relationships. All amortizing intangibles have been assigned an estimated finite useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives, generally five to fifteen years. Total amortization expense was $2.0 million and $1.5 million for the three-months ended March 31, 2023 and 2022, respectively.

The following is the future estimated amortization expense related to amortizing intangibles as of March 31, 2023:

2023 (from April 1, 2023 to December 31, 2023)	$2,736
2024	3,648
2025	3,647
2026	3,647
2027	3,646
2028 and thereafter	33,254
$50,578

10.	DISTRIBUTION AGREEMENTS

In the normal course of business, amounts received pursuant to new and/or amended distribution agreements entered into with certain bottlers/distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, or at the inception of certain sales/marketing programs are accounted for as deferred revenue and are recognized as revenue ratably over the anticipated life of the respective agreement, generally 20 years or program duration, as the case may be. Revenue recognized was $9.9 million and $10.0 million for the three-months ended March 31, 2023 and 2022, respectively.

11.	COMMITMENTS AND CONTINGENCIES

The Company had purchase commitments aggregating approximately $336.8 million at March 31, 2023, which represented commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms, but are generally satisfied within one year.

The Company had contractual obligations aggregating approximately $380.6 million at March 31, 2023, which related primarily to sponsorships and other marketing activities.

The Company has a credit facility with HSBC Bank (China) Company Limited, Shanghai Branch, of $15.0 million. At March 31, 2023, the interest rate on borrowings under the line of credit was 5.5%. As of March 31, 2023, $1.1 million was outstanding on this line of credit.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, and any related insurance reimbursements. As of March 31, 2023, $0.3 million of loss contingencies were included in the Company’s accompanying consolidated balance sheet. As of December 31, 2022, no loss contingencies were included in the Company’s accompanying consolidated balance sheet.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

On September 29, 2022, a jury in the U.S. District Court for the Central District of California (the “District Court”) awarded Monster Energy Company (“MEC”) approximately $293 million in damages in its false advertising and trade secrets case against Vital Pharmaceuticals, Inc. (“VPX”), the maker of Bang Energy. The jury found VPX and its former chief executive officer John H. Owoc to have falsely advertised the “Super Creatine” ingredient of Bang Energy and to have acted willfully and deliberately in violating the federal Lanham Act. The jury also found that VPX stole trade secrets and interfered with MEC’s contracts over shelf space with certain key vendors. On April 12, 2023, the District Court granted Monster’s motion for a permanent injunction which, among other things, enjoins VPX, Mr. Owoc, and others working in concert with them from falsely or deceptively claiming that BANG or any other beverages contain creatine or a form of creatine, requires them to remove all such advertising within 60 days, and requires VPX and Mr. Owoc to issue corrective statements to consumers and non-consumer partners, including retailers and distributors. The parties have completed briefing the remaining post-verdict issues, including MEC’s request for enhanced and punitive damages.

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

On October 10, 2022, VPX, along with certain of its domestic subsidiaries and affiliates, filed for protection under Chapter 11 of the Bankruptcy Code in the Southern District of Florida. Due to such ongoing proceedings, VPX’s appeal of the District Court’s final judgment confirming the final arbitration award is stayed. While reserving all rights to appeal, VPX made its first royalty payment of $3.6 million on February 14, 2023, which is for sales of Bang Energy drink and other Bang-branded products from October 10, 2022 through December 31, 2022. This payment is subject to potential claw back if, among other things, the judgment and final arbitration award are overturned on appeal or VPX becomes administratively insolvent. In addition, per ASC 450 “Contingencies”, the Company will not recognize the September 2022 jury award or the April 2022 arbitration award until the awards are realized or realizable. As of May 5, 2023, the proceedings have yet to progress to a stage where there is sufficient information for an accurate timeline of when the awards, including any royalty payments received, will be realized or realizable, if at all.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

12.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the three-months ended March 31, 2023 and 2022 are as follows:

		Unrealized
	Currency	Gains (Losses)
	Translation	on Available-for-
	Losses	Sale Securities	Total
Balance at December 31, 2022	$(153,230)	$(5,843)	$(159,073)
Other comprehensive income before reclassifications	7,981	3,181	11,162
Net current-period other comprehensive income	7,981	3,181	11,162
Balance at March 31, 2023	$(145,249)	$(2,662)	$(147,911)

		Unrealized
	Currency	Gains (Losses)
	Translation	on Available-for-
	Losses	Sale Securities	Total
Balance at December 31, 2021	$(68,209)	$(956)	$(69,165)
Other comprehensive (loss) income before reclassifications	1,079	(4,059)	(2,980)
Net current-period other comprehensive (loss) income	1,079	(4,059)	(2,980)
Balance at March 31, 2022	$(67,130)	$(5,015)	$(72,145)

13.	TREASURY STOCK

On March 10, 2023, the Company retired 170.0 million shares (stock split adjusted) of treasury stock owned by the Company. The retired stock had a carrying value of approximately$4.69 billion. The Company’s accounting policy upon the formal retirement of treasury stock is to deduct its par value from common stock and to reflect any excess of cost over par as a deduction from retained earnings.

On June 14, 2022, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “June 2022 Repurchase Plan”). During the three-months ended March 31, 2023, no shares were repurchased under the June 2022 Repurchase Plan. As of May 5, 2023, $182.8 million remained available for repurchase under the June 2022 Repurchase Plan.

On November 2, 2022, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to an additional $500.0 million of the Company’s outstanding common stock (the “November 2022 Repurchase Plan”). During the three-months ended March 31, 2023, no shares were repurchased under the November 2022 Repurchase Plan. As of May 5, 2023, $500.0 million remained available for repurchase under the November 2022 Repurchase Plan.

The aggregate amount of the Company’s outstanding common stock that remains available for repurchase under all previously authorized repurchase plans is $682.8 million as of May 5, 2023.

During the three-months ended March 31, 2023, 1.7 million shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $90.4 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying consolidated balance sheet at March 31, 2023.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

14.	STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at March 31, 2023: (i) the Monster Beverage Corporation 2020 Omnibus Incentive Plan, including the Monster Beverage Corporation Deferred Compensation Plan as a sub-plan thereunder, and (ii) the Monster Beverage Corporation 2017 Compensation Plan for Non-Employee Directors as Amended and Restated on February 23, 2022, including the Monster Beverage Corporation Deferred Compensation Plan for Non-Employee Directors as a sub-plan thereunder.

The Company recorded $16.1 million and $16.3 million of compensation expense relating to outstanding options, restricted stock units, performance share units and other share-based awards during the three-months ended March 31, 2023 and 2022, respectively.

The tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options and vesting of restricted stock units and performance share units for the three-months ended March 31, 2023 and 2022 was $25.9 million and $0.4 million, respectively.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted as of March 31, 2023 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	Three-Months Ended March 31,
	2023	2022
Dividend yield	0.0%	0.0%
Expected volatility	27.6%	27.7%
Risk-free interest rate	3.7%	2.1%
Expected term	6.3 years	6.0 years

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares (in	Price Per	Term (in	Aggregate
Options	thousands)	Share	years)	Intrinsic Value
Outstanding at January 1, 2023	29,710	$26.38	5.0	$724,651
Granted 01/01/23 - 03/31/23	3,962	$50.82
Exercised	(3,129)	$11.62
Cancelled or forfeited	(73)	$37.39
Outstanding at March 31, 2023	30,470	$31.04	5.8	$699,802
Vested and expected to vest in the future at March 31, 2023	29,381	$30.58	5.6	$688,532
Exercisable at March 31, 2023	19,309	$24.79	4.0	$564,190

The weighted-average grant-date fair value of options granted during the three-months ended March 31, 2023 and 2022 was $18.23 per share and $11.61 per share, respectively.

The total intrinsic value of options exercised during the three-months ended March 31, 2023 and 2022 was $131.0 million and $4.9 million, respectively.

Cash received from option exercises under all plans for the three-months ended March 31, 2023 and 2022 was $36.3 million and $4.5 million, respectively.

At March 31, 2023, there was $125.2 million of total unrecognized compensation expense related to non-vested options granted to employees under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 3.6 years.

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

The following table summarizes the Company’s activities with respect to non-vested restricted stock units and performance share units as follows:

		Weighted
	Number of	Average
	Shares (in	Grant-Date
	thousands)	Fair Value
Non-vested at January 1, 2023	2,026	$36.27
Granted 01/01/23 - 03/31/23[1]	523	$48.49
Vested	(576)	$32.87
Forfeited/cancelled	(4)	$32.80
Non-vested at March 31, 2023	1,969	$40.52

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The weighted-average grant-date fair value of restricted stock units and/or performance share units granted during the three-months ended March 31, 2023 and 2022 was $50.83 and $36.73 per share, respectively.

As of March 31, 2023, 1.8 million of restricted stock units and performance share units are expected to vest over their respective terms.

At March 31, 2023, total unrecognized compensation expense relating to non-vested restricted stock units and performance share units was $53.6 million, which is expected to be recognized over a weighted-average period of 1.9 years.

Other Share-Based Awards

The Company has granted other share-based awards to certain employees that are payable in cash. These awards are classified as liabilities and are valued based on the fair value of the award at the grant date and are remeasured at each reporting date until settlement, with compensation expense being recognized in proportion to the completed requisite service period up until date of settlement. At March 31, 2023, other share-based awards outstanding included grants that vest over three years payable in the first quarters of 2024, 2025 and 2026.

At March 31, 2023, there was $0.3 million of total unrecognized compensation expense related to nonvested other share-based awards granted to employees under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 1.4 years.

15.	INCOME TAXES

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the three-months ended March 31, 2023:

Gross Unrecognized
Tax Benefits
Balance at December 31, 2022	$3,020
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior years	738
Decreases for tax positions related to the prior years	—
Balance at March 31, 2023	$3,758

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. As of March 31, 2023, the Company had approximately $0.6 million in accrued interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions, the resultant impact on the Company’s effective tax rate would not be significant. It is expected that any change in the amount of unrecognized tax benefits within the next 12 months will not be significant.

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

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations is presented below (in thousands):

	Three-Months Ended
	March 31,
	2023	2022
Weighted-average shares outstanding:
Basic	1,044,909	1,058,810
Dilutive	14,160	12,298
Diluted	1,059,069	1,071,108

For the three-months ended March 31, 2023 and 2022, options and awards outstanding totaling 2.6 million shares and 3.2 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

17.	SEGMENT INFORMATION

The Company has four operating and reportable segments: (i) Monster Energy® Drinks segment, which is primarily comprised of the Company’s Monster Energy® drinks, Reign Total Body Fuel® high performance energy drinks, Monster® Tour WaterTM and Reign Storm® total wellness energy drinks, (ii) Strategic Brands segment, which is primarily comprised of the various energy drink brands acquired from TCCC in 2015 as well as the Company’s affordable energy brands, (iii) Alcohol Brands segment, which is primarily comprised of the various craft beers and hard seltzers purchased as part of the CANarchy Transaction on February 17, 2022 as well as The Beast UnleashedTM FMBs and (iv) Other segment, which is comprised of the AFF Third-Party Products.

The Company’s Monster Energy® Drinks segment primarily generates net operating revenues by selling ready-to-drink packaged drinks primarily to bottlers/distributors. In some cases, the Company sells ready-to-drink packaged drinks directly to retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience and gas chains, drug stores, foodservice customers, value stores, e-commerce retailers and the military.

The Company’s Strategic Brands segment primarily generates net operating revenues by selling “concentrates” and/or “beverage bases” to authorized bottling and canning operations. Such bottlers generally combine the concentrates and/or beverage bases with sweeteners, water and other ingredients to produce ready-to-drink packaged energy drinks. The ready-to-drink packaged energy drinks are then sold by such bottlers to other bottlers/distributors and to retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience and gas chains, foodservice customers, drug stores, value stores, e-commerce retailers and the military. To a lesser extent, the Strategic Brands segment generates net operating revenues by selling certain ready-to-drink packaged energy drinks to bottlers/distributors.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The net revenues derived from the Company’s reportable segments and other financial information related thereto for the three-months ended March 31, 2023 and 2022 were as follows:

	Three-Months Ended
	March 31,
	2023	2022
Net sales:
Monster Energy® Drinks[1]	$1,561,669	$1,404,847
Strategic Brands	86,357	92,593
Alcohol Brands[2]	46,290	15,207
Other	4,614	5,927
Corporate and unallocated	—	—
	$1,698,930	$1,518,574

	Three-Months Ended
	March 31,
	2023	2022
Operating Income:
Monster Energy® Drinks[1]	$560,819	$454,563
Strategic Brands	51,771	57,195
Alcohol Brands[2]	(6,883)	(4,953)
Other	(293)	1,127
Corporate and unallocated	(120,350)	(108,443)
	$485,064	$399,489

	Three-Months Ended
	March 31,
	2023	2022
Income before tax:
Monster Energy® Drinks[1]	$561,674	$455,134
Strategic Brands	51,788	57,254
Alcohol Brands[2]	(6,867)	(5,606)
Other	(293)	1,137
Corporate and unallocated	(108,742)	(115,730)
	$497,560	$392,189

(1)	Includes $9.9 million and $10.0 million for the three-months ended March 31, 2023 and 2022, respectively, related to the recognition of deferred revenue.
(2)	For the three-months ended March 31, 2022, effectively from February 17, 2022 to March 31, 2022.

	Three-Months Ended
	March 31,
	2023	2022
Depreciation and amortization:
Monster Energy® Drinks	$8,989	$8,159
Strategic Brands	221	233
Alcohol Brands	4,051	2,283
Other	1,123	1,110
Corporate and unallocated	2,424	2,814
	$16,808	$14,599

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Corporate and unallocated expenses for the three-months ended March 31, 2023 include $80.3 million of payroll costs, of which $15.7 million was attributable to stock-based compensation expenses (see Note 14 “Stock-Based Compensation”), as well as $22.1 million attributable to professional service expenses, including accounting and legal costs, and $18.0 million of other operating expenses.

Corporate and unallocated expenses for the three-months ended March 31, 2022 include $68.1 million of payroll costs, of which $16.2 million was attributable to stock-based compensation expenses (see Note 14 “Stock-Based Compensation”), as well as $26.4 million attributable to professional service expenses, including accounting and legal costs, and $13.9 million of other operating expenses.

Coca-Cola Europacific Partners accounted for approximately 13% and 12% of the Company’s net sales for the three-months ended March 31, 2023 and 2022, respectively.

Coca-Cola Consolidated, Inc. accounted for approximately 10% and 9% of the Company’s net sales for the three-months ended March 31, 2023 and 2022, respectively.

Reyes Coca-Cola Bottling, LLC accounted for approximately 9% and 10% of the Company’s net sales for the three-months ended March 31, 2023 and 2022, respectively.

Net sales to customers outside the United States amounted to $622.9 million and $553.4 million for the three-months ended March 31, 2023 and 2022, respectively. Such sales were approximately 37% and 36% of net sales for the three-months ended March 31, 2023 and 2022, respectively.

Goodwill and other intangible assets for the Company’s reportable segments as of March 31, 2023 and December 31, 2022 were as follows:

	March 31,	December 31,
	2023	2022
Goodwill and other intangible assets:
Monster Energy® Drinks	$1,427,947	$1,424,212
Strategic Brands	980,360	979,896
Alcohol Brands	232,232	233,140
Other	—	1,103
	$2,640,539	$2,638,351

18.	RELATED PARTY TRANSACTIONS

TCCC controls approximately 19.5% of the voting interests of the Company. The TCCC Subsidiaries, the TCCC Related Parties and certain TCCC independent bottlers/distributors purchase and distribute the Company’s products in domestic and certain international markets. The Company also pays TCCC a commission based on certain sales within the TCCC distribution network.

TCCC commissions, based on sales to the TCCC Subsidiaries and the TCCC Related Parties, were $15.7 million and $18.4 million for the three-months ended March 31, 2023 and 2022, respectively, and are included as a reduction to net sales.

TCCC commissions, based on sales to TCCC independent bottlers/distributors, were $8.8 million and $11.0 million for the three-months ended March 31, 2023 and 2022, respectively, and are included in operating expenses.

Net sales to the TCCC Subsidiaries for the three-months ended March 31, 2023 and 2022 were $35.1 million and $31.8 million, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company also purchases concentrates from TCCC which are then sold to certain of the Company’s bottlers/distributors. Concentrate purchases from TCCC were $6.5 million and $8.5 million for the three-months ended March 31, 2023 and 2022, respectively.

Certain TCCC Subsidiaries also contract manufacture certain of the Company’s energy drinks. Such contract manufacturing expenses were $7.4 million and $9.2 million for the three-months ended March 31, 2023 and 2022, respectively.

Accounts receivable, accounts payable, accrued promotional allowances and accrued liabilities related to the TCCC Subsidiaries were as follows at:

	March 31,	December 31,
	2023	2022
Accounts receivable, net	$128,697	$88,169
Accounts payable	$(36,703)	$(35,467)
Accrued promotional allowances	$(10,833)	$(11,222)
Accrued liabilities	$(23,569)	$(14,733)

One director of the Company through certain trusts, and a family member of one director are the principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during both the three-months ended March 31, 2023 and 2022 was $1.1 million.

During the three-months ended March 31, 2022, the Company occasionally chartered a private aircraft that is indirectly owned by Mr. Rodney C. Sacks, Co-Chief Executive Officer and Chairman of the Board of Directors. On certain occasions, Mr. Sacks was accompanied by guests and other Company personnel when using such aircraft for business travel. During the three-months ended March 31, 2022, the Company incurred costs of $0.08 million, an amount the Company believes is commensurate with market rates for comparable travel. No amounts were incurred by the Company during the three-months ended March 31, 2023.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

When this report uses the words “the Company”, “we”, “us”, and “our”, these words refer to Monster Beverage Corporation and its subsidiaries, unless the context otherwise requires. Based in Corona, California, Monster Beverage Corporation is a holding company and conducts no operating business except through its consolidated subsidiaries. The Company’s subsidiaries primarily develop and market energy drinks, and to a lesser extent, craft beers, hard seltzers and flavored malt beverages (“FMBs”).

Stock Split

On February 28, 2023, we announced a two-for-one stock split of our common stock to be effected in the form of a 100% stock dividend (the “Stock Split”). The common stock dividend was issued on March 27, 2023 and our common stock began trading at the split adjusted price on March 28, 2023. Accordingly, all per share amounts, average common stock outstanding, common stock outstanding, common stock repurchased and equity-based compensation presented in this Form 10-Q have been adjusted retroactively, where applicable, to reflect the Stock Split.

Pricing Actions

We implemented a price increase effective September 1, 2022 in the United States and implemented price increases at various times in certain international markets during 2022 and the first quarter of 2023 (the “Pricing Actions”), all of which positively impacted gross profit margins in the first quarter of 2023.

Gross Profit Margins

In the third and fourth quarters of 2022 as well as the first quarter of 2023, we experienced an improvement in our gross profit margins on a quarterly sequential basis. Gross profit as a percentage of net sales for the three-months ended March 31, 2023, December 31, 2022 and September 30, 2022 were 52.8%, 51.8% and 51.3%, respectively. This improvement was primarily attributable to (i) Pricing Actions, (ii) a reduction in certain freight-in costs and (iii) decreased aluminum can costs.

Overview

We develop, market, sell and distribute energy drink beverages and concentrates for energy drink beverages, primarily under the following brand names:

● Monster Energy®	● NOS®
● Monster Energy Ultra®	● Full Throttle®
● Monster Rehab®	● Burn®
● Monster Energy® Nitro	● Mother®
● Java Monster®	● Nalu®
● Punch Monster®	● Ultra Energy®
● Juice Monster®	● Play® and Power Play® (stylized)
● Monster Hydro® Energy Water	● Relentless®
● Monster Hydro® Super Sport	● BPM®
● Monster Super Fuel®	● BU®
● Monster Dragon Tea®	● Gladiator®
● Reign Total Body Fuel®	● Samurai®
● Reign Inferno® Thermogenic Fuel	● Live+®
● Reign Storm®	● Predator®
● True North®	● Fury®

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

We have four operating and reportable segments: (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is primarily comprised of our Monster Energy® drinks, Reign Total Body Fuel® high performance energy drinks, Monster® Tour WaterTM and Reign Storm® total wellness energy drinks, (ii) Strategic Brands segment (“Strategic Brands”), which is primarily comprised of the various energy drink brands acquired from The Coca-Cola Company (“TCCC”) in 2015 as well as our affordable energy brands, (iii) Alcohol Brands segment (“Alcohol Brands”), which is primarily comprised of the various craft beers and hard seltzers purchased as part of our acquisition of CANarchy Craft Brewery Collective LLC (“CANarchy”) on February 17, 2022 (the “CANarchy Transaction”) as well as The Beast UnleashedTM FMBs and (iv) Other segment (“Other”), which is comprised of certain products sold by American Fruits and Flavors LLC (“AFF”), a wholly-owned subsidiary of the Company, to independent third-party customers (the “AFF Third-Party Products”).

During the three-months ended March 31, 2023, we continued to expand our existing drink portfolio by adding additional products to our portfolio in a number of countries and further developed our distribution markets. During the three-months ended March 31, 2023, we sold the following new products to our customers:

●	Burn® Watermelon Zero Sugar
●	Java Monster® Café Latte
●	Monster Energy® Nitro Cosmic PeachTM
●	Monster Energy® Ultra Strawberry DreamsTM
●	Monster Energy® Zero Sugar
●	Monster® Reserve Kiwi Strawberry
●	Monster® Tour WaterTM Deep Well Water
●	Monster® Tour WaterTM Sparkling Deep Well Water
●	Nalu® Cassis Lavender
●	Nalu® Strawberry Rhubarb
●	Rehab® Monster® Wild Berry Tea
●	Reign Storm® Harvest Grape
●	Reign Storm® Kiwi Blend
●	Reign Storm® Peach Nectarine
●	Reign Storm® Valencia Orange
●	Relentless® Watermelon Zero Sugar
●	The Beast UnleashedTM Mean GreenTM
●	The Beast UnleashedTM Peach PerfectTM
●	The Beast UnleashedTM Scary BerriesTM
●	The Beast UnleashedTM White HazeTM
●	Ultra Energy® Citrus Peach

In the normal course of business, we discontinue certain products and/or product lines. Those products or product lines discontinued in the three-months ended March 31, 2023, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Our net sales of $1.70 billion for the three-months ended March 31, 2023 represented record sales for our first fiscal quarter. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $52.0 million for the three-months ended March 31, 2023.

The vast majority of our net sales are derived from our Monster Energy® Drinks segment. Net sales of our Monster Energy® Drinks segment were $1.56 billion for the three-months ended March 31, 2023.  Net sales of our Strategic Brands segment were $86.4 million for the three-months ended March 31, 2023. Net sales of our Alcohol Brands segment were $46.3 million for the three-months ended March 31, 2023. Net sales of our Other segment were $4.6 million for the three-months ended March 31, 2023.

Our Monster Energy® Drinks segment represented 91.9% and 92.5% of our net sales for the three-months ended March 31, 2023 and 2022, respectively. Our Strategic Brands segment represented 5.1% and 6.1% of our net sales for the three-months ended March 31, 2023 and 2022, respectively. Our Alcohol Brands Segment represented 2.7% and 1.0% of our net sales for the three-months ended March 31, 2023 and 2022, respectively. Our Other segment represented 0.3% and 0.4% of our net sales for the three-months ended March 31, 2023 and 2022, respectively.

Our growth strategy includes further developing our domestic markets, expanding our international business and growing our business into new sectors, such as the alcohol beverage sector. Net sales to customers outside the United States were $622.9 million for the three-months ended March 31, 2023, an increase of approximately $69.5 million, or 12.6% higher than net sales to customers outside of the United States of $553.4 million for the three-months ended March 31, 2022. Such sales were approximately 37% and 36% of net sales for the three-months ended March 31, 2023 and 2022, respectively. Net changes in foreign currency exchange rates had an unfavorable impact on net sales to customers outside of the United States of approximately $52.0 million for the three-months ended March 31, 2023. Net sales to customers outside the United States, on a foreign currency adjusted basis, increased 21.9% for the three-months ended March 31, 2023.

Our non-alcohol customers are primarily full service beverage bottlers/distributors, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience and gas chains, foodservice customers, value stores, e-commerce retailers and the military. Our alcohol customers are primarily beer distributors who in turn sell to retailers within the alcohol distribution system. Percentages of our gross billings to our various customer types for the three-months ended March 31, 2023 and 2022 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such bottlers/distributors’ sales to their own customers.

	Three-Months Ended
	March 31,
	2023	2022
U.S. full service bottlers/distributors	48%	49%
International full service bottlers/distributors	38%	39%
Club stores and e-commerce retailers	9%	9%
Retail grocery, direct convenience, specialty chains and wholesalers	2%	2%
Alcohol, value stores and other	3%	1%

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

Coca-Cola Europacific Partners accounted for approximately 13% and 12% of our net sales for the three-months ended March 31, 2023 and 2022, respectively.

Coca-Cola Consolidated, Inc. accounted for approximately 10% and 9% of our net sales for the three-months ended March 31, 2023 and 2022, respectively.

Reyes Coca-Cola Bottling, LLC accounted for approximately 9% and 10% of our net sales for the three-months ended March 31, 2023 and 2022.

Results of Operations

The following table sets forth key statistics for the three-months ended March 31, 2023 and 2022.

	Three-Months Ended		Percentage
(In thousands, except per share amounts)	March 31,		Change
	2023	2022	23 vs. 22
Net sales[1]	$1,698,930	$1,518,574	11.9%
Cost of sales	801,081	741,907	8.0%
Gross profit*[1]	897,849	776,667	15.6%
Gross profit as a percentage of net sales	52.8%	51.1%

Operating expenses	412,785	377,178	9.4%
Operating expenses as a percentage of net sales	24.3%	24.8%

Operating income[1]	485,064	399,489	21.4%
Operating income as a percentage of net sales	28.6%	26.3%

Interest and other income (expense), net	12,496	(7,300)	(271.2)%

Income before provision for income taxes[1]	497,560	392,189	26.9%

Provision for income taxes	100,116	97,986	2.2%

Income taxes as a percentage of income before taxes	20.1%	25.0%

Net income	$397,444	$294,203	35.1%
Net income as a percentage of net sales	23.4%	19.4%

Net income per common share:
Basic	$0.38	$0.28	36.9%
Diluted	$0.38	$0.27	36.6%

Energy drink case sales (in thousands) (in 192‑ounce case equivalents)	182,444	168,793	8.1%

¹Includes $9.9 million and $10.0 million for the three-months ended March 31, 2023 and 2022, respectively, related to the recognition of deferred revenue.

*Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses. We include out-bound freight and warehouse costs in operating expenses rather than in cost of sales.

Three-Months Ended March 31, 2023 Compared to the Three-Months Ended March 31, 2022.

Net Sales

Net Sales. Net sales were $1.70 billion for the three-months ended March 31, 2023, an increase of approximately $180.4 million, or 11.9% higher than net sales of $1.52 billion for the three-months ended March 31, 2022. Net sales increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand, as well as due to Pricing Actions in certain markets. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $52.0 million for the three-months ended March 31, 2023. Net sales on a foreign currency adjusted basis increased 15.3% for the three-months ended March 31, 2023.

Net sales were $583.7 million and $518.7 million for the three-months ended March 31, 2023 and 2022, respectively, in EMEA, Asia Pacific, Latin America and the Caribbean.

Net sales for the Monster Energy® Drinks segment were $1.56 billion for the three-months ended March 31, 2023, an increase of approximately $156.8 million, or 11.2% higher than net sales of $1.40 billion for the three-months ended March 31, 2022. Net sales for the Monster Energy® Drinks segment increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand as well as due to Pricing Actions in certain markets. Net changes in foreign currency exchange rates had an unfavorable impact on net sales for the Monster Energy® Drinks segment of approximately $49.0 million for the three-months ended March 31, 2023. Net sales for the Monster Energy® Drinks segment on a foreign currency adjusted basis increased 14.6% for the three-months ended March 31, 2023.

Net sales for the Strategic Brands segment were $86.4 million for the three-months ended March 31, 2023, a decrease of approximately $6.2 million, or 6.7% lower than net sales of $92.6 million for the three-months ended March 31, 2022. Net sales for the Strategic Brands segment decreased primarily due to decreased sales by volume of our NOS® and Full Throttle® brand energy drinks. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $3.0 million for the Strategic Brands segment for the three-months ended March 31, 2023. Net sales for the Strategic Brands segment on a foreign currency adjusted basis decreased 3.5% for the three-months ended March 31, 2023. Net sales of concentrates within the Strategic Brands segment tend to have more pronounced fluctuations from period to period as compared to net sales of our finished goods within the Monster Energy Drinks® segment.

Net sales for the Alcohol Brands segment were $46.3 million for the three-months ended March 31, 2023, an increase of approximately $31.1 million, or 204.4% higher than net sales of $15.2 million for the three-months ended March 31, 2022. The comparative 2022 net sales for the Alcohol Brands segment were effectively from February 17, 2022 to March 31, 2022, as we completed the CANarchy Transaction on February 17, 2022. Net sales of The Beast UnleashedTM FMBs, launched during the 2023 first quarter, were $20.5 million for the three-months ended March 31, 2023.

Net sales for the Other segment were $4.6 million for the three-months ended March 31, 2023, a decrease of approximately $1.3 million, or 22.2% lower than net sales of $5.9 million for the three-months ended March 31, 2022.

Case sales for our energy drink products, in 192-ounce case equivalents, were 182.4 million cases for the three-months ended March 31, 2023, an increase of approximately 13.6 million cases or 8.1% higher than case sales of 168.8 million cases for the three-months ended March 31, 2022. The overall average net sales per case increased to $9.03 for the three-months ended March 31, 2023, which was 1.8% higher than the average net sales per case of $8.87 for the three-months ended March 31, 2022.

Barrel sales for our craft beers, hard seltzers and FMBs, in 31 U.S. gallon equivalents, were 0.15 million barrels for the three-months ended March 31, 2023, an increase of approximately 0.10 million barrels or 224.7% higher than barrel sales of 0.05 million barrels for the three-months ended March 31, 2022.

Gross Profit

Gross profit was $897.8 million for the three-months ended March 31, 2023, an increase of approximately $121.2 million, or 15.6% higher than the gross profit of $776.7 million for the three-months ended March 31, 2022. The increase in gross profit dollars was primarily the result of the $180.4 million increase in net sales for the three-months ended March 31, 2023.

Gross profit as a percentage of net sales increased to 52.8% for the three-months ended March 31, 2023 from 51.1% for the three-months ended March 31, 2022. The increase in gross profit as a percentage of net sales for the three-months ended March 31, 2023 was primarily the result of Pricing Actions in certain markets, decreased freight-in costs as well as decreased aluminum can costs. Adversely impacting gross profit as a percentage of gross profit were increased ingredient and other input costs, including secondary packaging materials and increased promotions in certain markets.

Operating Expenses

Total operating expenses were $412.8 million for the three-months ended March 31, 2023, an increase of approximately $35.6 million, or 9.4% higher than total operating expenses of $377.2 million for the three-months ended March 31, 2022.

The increase in operating expenses was primarily due to increased selling and marketing expenses of $18.7 million, including merchandise displays, allocated trade development, premiums and sponsorship and endorsements, increased warehouse costs of $9.9 million, as well as increased payroll expenses of $21.9 million (of which $6.3 million was related to CANarchy). The increase in operating expenses was partially offset by a decrease in out-bound fuel and freight expenses of $16.0 million for the three-months ended March 31, 2023. Operating expenses as a percentage of net sales for the three-months ended March 31, 2023 were 24.3% as compared to 24.8% for the three-months ended March 31, 2022.

Operating Income

Operating income was $485.1 million for the three-months ended March 31, 2023, an increase of approximately $85.6 million, or 21.4% higher than operating income of $399.5 million for the three-months ended March 31, 2022. Operating income as a percentage of net sales increased to 28.6% for the three-months ended March 31, 2023 from 26.3% for the three-months ended March 31, 2022. The increase in operating income was primarily the result of an increase in net sales, as well as an increase in gross profit as a percentage of net sales.

Operating income was $93.7 million and $71.5 million for the three-months ended March 31, 2023 and 2022, respectively, for our operations in EMEA, Asia Pacific, Latin America and the Caribbean.

Operating income for the Monster Energy® Drinks segment, exclusive of corporate and unallocated expenses, was $560.8 million for the three-months ended March 31, 2023, an increase of approximately $106.3 million, or 23.4% higher than operating income of $454.6 million for the three-months ended March 31, 2022. The increase in operating income for the Monster Energy® Drinks segment was primarily the result of an increase in net sales as well as an increase in gross profit as a percentage of net sales.

Operating income for the Strategic Brands segment, exclusive of corporate and unallocated expenses, was $51.8 million for the three-months ended March 31, 2023, a decrease of approximately $5.4 million, or 9.5% lower than operating income of $57.2 million for the three-months ended March 31, 2022. The decrease in operating income for the Strategic Brands segment was primarily the result of a decrease in net sales.

Operating loss for the Alcohol Brands segment, exclusive of corporate and unallocated expenses, was $6.9 million for the three-months ended March 31, 2023, an increase of approximately $1.9 million, or 39.0% higher than operating loss of $5.0 million for the three-months ended March 31, 2022 (effectively from February 17, 2022 to March 31, 2022). The operating losses for the three-months ended March 31, 2023 were primarily due to expenses and infrastructure investments for the expansion of the Alcohol Brands segment.

Operating (loss) income for the Other segment, exclusive of corporate and unallocated expenses, was ($0.3) million for the three-months ended March 31, 2023, as compared to operating income of $1.1 million for the three-months ended March 31, 2022. The operating loss for the three months ended March 31, 2023 was primarily the result of the decrease in gross profit as a percentage of net sales.

Interest and Other Income (Expense), net

Interest and other non-operating income (expense), net, was $12.5 million for the three-months ended March 31, 2023, as compared to interest and other non-operating income (expense), net, of ($7.3) million for the three-months ended March 31, 2022. Foreign currency transaction losses were $11.2 million and $8.4 million for the three-months ended March 31, 2023 and 2022, respectively. Interest income was $23.5 million and $1.5 million for the three-months ended March 31, 2023 and 2022, respectively.

Provision for Income Taxes

Provision for income taxes was $100.1 million for the three-months ended March 31, 2023, an increase of $2.1 million, or 2.2% higher than the provision for income taxes of $98.0 million for the three-months ended March 31, 2022. The effective combined federal, state and foreign tax rate decreased to 20.1% from 25.0% for the three-months ended March 31, 2023 and 2022, respectively. The decrease in the effective tax rate was primarily attributable to the increase in the stock compensation deduction in the three-months ended March 31, 2023.

Net Income

Net income was $397.4 million for the three-months ended March 31, 2023, an increase of $103.2 million, or 35.1% higher than net income of $294.2 million for the three-months ended March 31, 2022. The increase in net income for the three-months ended March 31, 2023 was primarily due to the increase in net sales, the increase in the gross profit percentage of net sales as well as the decrease in the effective combined federal, state and foreign tax rate.

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

Non-GAAP Financial Measures and Other Key Metrics

Gross Billings**

Gross billings were $1.96 billion for the three-months ended March 31, 2023, an increase of approximately $211.1 million, or 12.1% higher than gross billings of $1.74 billion for the three-months ended March 31, 2022. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings of approximately $60.9 million for the three-months ended March 31, 2023.

Gross billings for the Monster Energy® Drinks segment were $1.80 billion for the three-months ended March 31, 2023, an increase of approximately $186.4 million, or 11.5% higher than gross billings of $1.62 billion for the three-months ended March 31, 2022. Gross billings for the Monster Energy® Drinks segment increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand as well as due to Pricing Actions in certain markets. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings for the Monster Energy® Drinks segment of approximately $58.0 million for the three-months ended March 31, 2023.

Gross billings for the Strategic Brands segment were $98.7 million for the three-months ended March 31, 2023, a decrease of $5.5 million, or 5.3% lower than gross billings of $104.3 million for the three-months ended March 31, 2022. Gross Billings for the Strategic Brands segment decreased primarily due to decreased sales by volume of our NOS® and Full Throttle® brand energy drinks. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings in the Strategic Brands segment of approximately $2.9 million for the three-months ended March 31, 2023.

Gross billings for the Alcohol Brands segment were $47.0 million for the three-months ended March 31, 2023, an increase of approximately $31.6 million, or 205.0% higher than net sales of $15.4 million for the three-months ended March 31, 2022. The comparative 2022 gross billings for the Alcohol Brands segment were effectively from February 17, 2022 to March 31, 2022 as we completed the CANarchy Transaction on February 17, 2022. Gross Billings of The Beast UnleashedTM FMBs, launched during the 2023 first quarter, were $20.7 million for the three-months ended March 31, 2023.

Gross billings for the Other segment were $4.6 million for the three-months ended March 31, 2023, a decrease of $1.3 million, or 22.2% lower than gross billings of $5.9 million for the three-months ended March 31, 2022.

Promotional allowances, commissions and other expenses, as described in the footnote below, were $266.1 million for the three-months ended March 31, 2023, an increase of $30.7 million, or 13.0% higher than promotional allowances, commissions and other expenses of $235.4 million for the three-months ended March 31, 2022. Promotional allowances, commissions and other expenses as a percentage of gross billings increased to 13.6% from 13.5% for the three-months ended March 31, 2023 and 2022, respectively.

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

The following table reconciles the non-GAAP financial measure of gross billings with the most directly comparable GAAP financial measure of net sales:

	Three-Months Ended		Percentage
(In thousands)	March 31,		Change
	2023	2022	23 vs. 22
Gross Billings	$1,955,039	$1,743,927	12.1%
Deferred Revenue	9,946	10,020	(0.7)%
Less: Promotional allowances, commissions and other expenses***	266,055	235,373	13.0%
Net Sales	$1,698,930	$1,518,574	11.9%

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

Sales

The table below discloses selected quarterly data regarding sales for the three-months ended March 31, 2023 and 2022, respectively. Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

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

	Three-Months Ended
(In thousands, except average net sales per case)	March 31,
	2023	2022
Net sales	$1,698,930	$1,518,574
Less: Alcohol Brands segment sales	(46,290)	(15,207)
Less: Other segment sales	(4,614)	(5,927)
Adjusted net sales[1]	$1,648,026	$1,497,440

Case sales by segment:[1]
Monster Energy® Drinks	151,071	140,126
Strategic Brands	31,373	28,667
Total case sales	182,444	168,793
Average net sales per case - Energy Drinks	$9.03	$8.87

1Excludes Alcohol Brands segment and Other segment net sales.

Net changes in foreign currency exchange rates had an unfavorable impact on the overall average net sales per case for the three-months ended March 31, 2023.

Sales of our alcohol products are expressed in barrel volume. A “Barrel” means a unit of measurement equal to 31 U.S. gallons. Barrel sales were 0.15 million and 0.05 million for the three-months ended March 31, 2023 and 2022, respectively.

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” for additional information related to the increase in sales.

Liquidity and Capital Resources

Cash and cash equivalents, short-term and long-term investments. At March 31, 2023, we had $1.67 billion in cash and cash equivalents, $1.38 billion in short-term investments and $41.2 million in long-term investments, including certificates of deposit, commercial paper, U.S. government agency securities, municipal securities, U.S. treasuries and corporate bonds. We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical organizations) in selecting and maintaining our investments. We regularly assess market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Of our $1.67 billion of cash and cash equivalents held at March 31, 2023, $779.1 million was held by our foreign subsidiaries. No short-term or long-term investments were held by our foreign subsidiaries at March 31, 2023.

We believe that cash available from operations, including our cash resources and access to credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of capital assets, purchases of equipment, purchases of real property and purchases of shares of our common stock, through at least the next 12 months. Based on our current plans, at this time we estimate that capital expenditures (exclusive of common stock repurchases) are likely to be less than $200.0 million through March 31, 2024. However, future business opportunities may cause a change in this estimate.

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

The following summarizes our cash flows for the three-months ended March 31, 2023 and 2022 (in thousands):

Net cash provided by (used in):
	2023	2022
Operating activities	$424,475	$(351)
Investing activities	$(52,766)	$(303,630)
Financing activities	$(6,049)	$(4,223)

Cash flows provided by (used in) operating activities. Cash provided by operating activities was $424.5 million for the three-months ended March 31, 2023, as compared with cash used in operating activities of ($0.4) million for the three-months ended March 31, 2022.

For the three-months ended March 31, 2023, cash provided by operating activities was primarily attributable to net income earned of $397.4 million and adjustments for certain non-cash expenses, consisting of $19.0 million of depreciation and amortization and non-cash lease expense, and $16.1 million of stock-based compensation. For the three-months ended March 31, 2023, cash provided by operating activities also increased due to a $51.1 million increase in accounts payable, a $48.3 million increase in accrued promotional allowances, a $41.6 million increase in income taxes payable, a $35.5 million decrease in inventories, a $14.2 million increase in accrued liabilities, a $4.0 million decrease in prepaid income taxes and a $1.3 million decrease in prepaid expenses and other assets. For the three-months ended March 31, 2023, cash used in operating activities was primarily attributable to a $167.5 million increase in accounts receivable, a $30.3 million decrease in accrued compensation and a $5.0 million decrease in deferred revenue.

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

Cash flows used in investing activities. Cash used in investing activities was $52.8 million for the three-months ended March 31, 2023 as compared to cash used in investing activities of $303.6 million for the three-months ended March 31, 2022.

For both the three-months ended March 31, 2023 and 2022, cash provided by investing activities was primarily attributable to sales of available-for-sale investments. For the three-months ended March 31, 2022, cash used in investing activities included $330.4 million net of cash acquired, related to the CANarchy Transaction. For both the three-months ended March 31, 2023 and 2022, cash used in investing activities was primarily attributable to purchases of available-for-sale investments. To a lesser extent, for both the three-months ended March 31, 2023 and 2022, cash used in investing activities also included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software, equipment used for sales and administrative activities, certain leasehold improvements, as well as acquisitions of and/or construction of and/or improvements to real property. We expect to continue to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, leasehold improvements, the acquisition of capital equipment (specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products) to develop our brand in international markets and for other corporate purposes. From time to time, we may also use cash to purchase additional real property related to our beverage business and/or acquire compatible businesses.

Cash flow used in financing activities. Cash used in financing activities was $6.0 million for the three-months ended March 31, 2023 as compared to cash used in financing activities of $4.2 million for the three-months ended March 31, 2022. The cash used in financing activities for both the three-months ended March 31, 2023 and 2022 was primarily the result of the repurchases of our common stock. The cash provided by financing activities for both the three-months ended March 31, 2023, and 2022 was primarily attributable to the issuance of our common stock under our stock-based compensation plans.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of March 31, 2023:

	Payments due by period (in thousands)
		Less than	1‑3	3‑5	More than
Obligations	Total	1 year	years	years	5 years
Contractual Obligations[1]	$380,587	$291,735	$81,618	$7,234	$—
Finance Leases	2,493	2,459	34	—	—
Operating Leases	40,005	8,758	11,791	7,837	11,619
Purchase Commitments[2]	336,845	332,774	4,071	—	—
	$759,930	$635,726	$97,514	$15,071	$11,619

1Contractual obligations include our obligations related to sponsorships and other commitments.

2Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms, but are generally satisfied within one year.

In addition, approximately $3.8 million of unrecognized tax benefits have been recorded as liabilities as of March 31, 2023. It is expected that the amount of unrecognized tax benefits will not significantly change within the next 12 months. As of March 31, 2023, we had $0.6 million of accrued interest and penalties related to unrecognized tax benefits.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. GAAP requires us to make estimates and assumptions that affect the reported amounts in our consolidated financial statements. Critical accounting estimates are those that management believes are the most important to the portrayal of our financial condition and results and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and that have had, or are reasonably likely to have, a material impact on our financial condition or results of operations. Judgments and uncertainties may result in materially different amounts being reported under different conditions or using different assumptions. There have been no material changes to our critical accounting policies or estimates from the information provided in “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 – Organization and Summary of Significant Accounting Policies”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“Form 10-K”).

Recent Accounting Pronouncements

There have been no changes in recently issued or adopted accounting pronouncements that would materially impact the Company from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Inflation

Inflation had a negative impact on our results of operations for the three-months ended March 31, 2023, leading to increased cost of sales and operating expenses.

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

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside our control and involve a number of risks, uncertainties and other factors, that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

●	Our ability to absorb, mitigate or pass on cost increases to our bottlers/distributors and/or consumers;
●	The impact of rising costs, interest rates and inflation on the discretionary income of our consumers;
●	Uncertainties associated with an economic slowdown or recession that could negatively impact the financial condition of our customers and could result in a reduced demand for our products;
●	The impact of the military conflict in Ukraine, including supply chain disruptions, volatility in commodity and energy prices, increased economic uncertainty and escalating geopolitical tensions;
●	Fluctuations in growth and/or growth rates (positive or negative) of the domestic and international energy drink categories generally, including in the convenience and gas channel (which is our largest channel) and the impact on demand for our products resulting from deteriorating economic conditions and/or financial uncertainties;
●	The impact of temporary or permanent facility closures, production slowdowns and disruptions in operations experienced by our suppliers, and/or bottlers/distributors, and/or co-packers, and/or breweries, including any material disruptions on the production and distribution of our products;
●	The consolidation of co-packers leading us to increasingly rely on fewer co-packing groups, certain of which account for a large percentage of our co-packing capacity for our Monster Energy® drinks;
●	The impact of logistical issues and delays, including shortages of shipping containers and port of entry congestion;
●	The human and economic consequences of a material reemergence of COVID-19, including new variants, as well as the measures that may be taken by governments and businesses (including the Company and its suppliers, bottlers/distributors, co-packers, and other service providers) and the public at large to limit the spread of COVID-19, including, but not limited to, lockdowns, labor issues, delays, and/or decreased sponsorship, endorsement, sampling, and/or innovation activities, which may have an adverse impact on our business and operations;
●	We have extensive commercial arrangements with TCCC and, as a result, our future performance is substantially dependent on the success of our relationship with TCCC;
●	The impact of TCCC’s bottlers/distributors distributing Coca-Cola brand energy drinks and possible reductions in the number of our SKUs carried by such bottlers/distributors and/or such bottlers/distributors imposing limitations on distributing new product SKUs;
●	The effect of TCCC being one of our significant stockholders and the potential divergence of TCCC’s interests from those of our other stockholders;
●	Our ability to maintain relationships with TCCC system bottlers/distributors and manage their ongoing commitment to focus on our non-alcohol products;
●	Disruption in distribution channels and/or decline in sales due to the termination and/or insolvency of existing and/or new domestic and/or international bottlers/distributors;
●	Lack of anticipated demand for our products in domestic and/or international markets;
●	Fluctuations in the inventory levels of our bottlers/distributors, planned or otherwise, and the resultant impact on our revenues;

●	Unfavorable regulations, including taxation, age restrictions imposed on the sale, purchase, or consumption of our products, marketing restrictions, product registration requirements, tariffs, trade restrictions, container size limitations and/or ingredient restrictions;
●	The effect of inquiries from, and/or actions by, state attorneys general, the Federal Trade Commission (the “FTC”), the Food and Drug Administration (the “FDA”), the Bureau of Alcohol, Tobacco, Firearms and Explosives (the “ATF”), municipalities, city attorneys, other government agencies, quasi-government agencies, government officials (including members of U.S. Congress) and/or analogous central and local agencies and other authorities in the foreign countries in which our products are manufactured and/or distributed, into the advertising, marketing, promotion, ingredients, sale and/or consumption of our products, including voluntary and/or required changes to our business practices;
●	Our ability to comply with laws, regulations and evolving industry standards regarding consumer privacy and data use and security, including, but not limited to, with respect to the General Data Protection Regulation and the California Consumer Privacy Act of 2018;
●	Our ability to achieve profitability and/or repatriate cash from certain of our operations outside the United States;
●	Our ability to manage legal and regulatory requirements in foreign jurisdictions, potential difficulties in staffing and managing foreign operations and potentially higher incidence of fraud or corruption and credit risk of foreign customers and/or bottlers/distributors;
●	Changes in U.S. tax laws as a result of any legislation proposed by the U.S. Presidential Administration or U.S. Congress, which may include efforts to change or repeal the 2017 Tax Cuts and Jobs Act and the federal corporate income tax rate reduction;
●	Our ability to produce our products in international markets in which they are sold, thereby reducing freight costs and/or product damages;
●	Our ability to effectively manage our inventories and/or our accounts receivables;
●	Our foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities denominated in currencies other than the U.S. dollar, which will continue to increase as foreign sales increase;
●	The long-term impact of the United Kingdom’s departure from the European Union (or “Brexit”);
●	Changes in accounting standards may affect our reported profitability;
●	Implications of the Organization for Economic Cooperation and Development’s base erosion and profit shifting project;
●	Any proceedings which may be brought against us by the Securities and Exchange Commission (the “SEC”), the FDA, the FTC, the ATF or other governmental agencies or bodies;
●	The outcome and/or possibility of future shareholder derivative actions or shareholder securities litigation that may be filed against us and/or against certain of our officers and directors, and the possibility of other private shareholder litigation;
●	The outcome of product liability or consumer fraud litigation and/or class action litigation (or its analog in foreign jurisdictions) regarding the safety of our products and/or the ingredients in and/or claims made in connection with our products and/or alleging false advertising, marketing and/or promotion, and the possibility of future product liability and/or class action lawsuits;
●	Exposure to significant liabilities due to litigation, legal or regulatory proceedings, including litigation directed at the energy and alcohol beverage industries generally or at the Company in particular;
●	Intellectual property injunctions;
●	Unfavorable resolution of possible tax matters;
●	Uncertainty and volatility in the domestic and global economies, including risk of counterparty default or failure;
●	Our ability to address any significant deficiencies or material weakness in our internal controls over financial reporting;
●	Our ability to continue to generate sufficient cash flows to support our expansion plans and general operating activities;
●	Decreased demand for our products resulting from changes in consumer preferences, including, but not limited to; changes in demand for different packages, sizes and configurations; changes due to perceived health concerns such as obesity, ingredients in our products or packaging, and alcohol abuse; changes due to product safety concerns and/or changes due to decreased consumer discretionary spending power;
●	Adverse publicity surrounding obesity, alcohol consumption, and other health concerns related to our products, product safety and quality, water usage, environmental impact and sustainability, human rights, our culture, workforce and labor and workplace laws;

●	Our ability to meet or comply with sustainability-related expectations, standards, and regulations, including forthcoming rules set forth by the SEC and European Commission;
●	Changes in demand that are weather or season related and/or for other reasons, including changes in product category and/or package consumption and changes in cost and availability of certain key ingredients including aluminum cans, as well as disruptions to the supply chain, as a result of climate change and poor or extreme weather conditions;
●	The impact of unstable political conditions, civil unrest, large scale terrorist acts, the outbreak or escalation of armed hostilities, major natural disasters and extreme weather conditions, or widespread outbreaks of infectious diseases (such as the COVID-19 pandemic), or unforeseen economic and political changes and local or international catastrophic events;
●	The impact on our business of competitive products and pricing pressures and our ability to gain or maintain our share of sales in the marketplace as a result of actions by competitors, including unsubstantiated and/or misleading claims, false advertising claims and tortious interference, as well as competitors selling misbranded products;
●	The impact on our business of trademark and trade dress infringement proceedings brought against us relating to any of our brands, which could result in an injunction barring us from selling certain of our products and/or require changes to be made to our current trade dress;
●	Our ability to implement and/or maintain price increases, including through reductions in promotional allowances;
●	An inability to achieve volume growth through product and packaging initiatives;
●	Our ability to sustain the current level of sales and/or achieve growth for our Monster Energy® brand energy drinks and/or our other products, including our Strategic Brands and Alcohol Brands;
●	Our ability to implement our growth strategy, including expanding our business in existing and new sectors, such as the alcohol beverage sector;
●	The inherent operational risks presented by the alcohol beverage industry that may not be adequately covered by insurance or lead to litigation relating to alcohol marketing, advertising, or distribution practices, alcohol abuse problems and other health consequences arising from excessive consumption of or other misuse of alcohol, including death;
●	Our ability to successfully integrate acquired businesses or assets;
●	The impact of criticism of our products and/or the energy drink and/or alcohol beverage markets generally and/or legislation enacted (whether as a result of such criticism or otherwise) that restricts the marketing or sale of energy drinks and/or alcohol beverages (including prohibiting the sale of energy and/or alcohol drinks at certain establishments or pursuant to certain governmental programs), limits caffeine or alcohol content in beverages, requires certain product labeling disclosures and/or warnings, imposes excise and/or sales taxes, limits product sizes and/or imposes age restrictions for the sale of energy and/or alcohol drinks;
●	Our ability to comply with and/or resulting lower consumer demand and/or lower profit margins for energy drinks and/or alcohol beverages due to proposed and/or future U.S. federal, state and local laws and regulations and/or proposed or existing laws and regulations in certain foreign jurisdictions and/or any changes therein, including changes in taxation requirements (including tax rate changes, new tax laws, new and/or increased excise, sales and/or other taxes on our products and revised tax law interpretations) and environmental laws, as well as the Federal Food, Drug, and Cosmetic Act and regulations or rules made thereunder or in connection therewith by the FDA, as well as changes in any other food, drug or similar laws in the United States and internationally, especially those changes that may restrict the sale of energy and/or alcohol drinks (including prohibiting the sale of energy and/or alcohol drinks at certain establishments or pursuant to certain governmental programs), limit caffeine or alcohol content in beverages, require certain product labeling disclosures and/or warnings, impose excise taxes, impose sugar taxes, limit product sizes, or impose age restrictions for the sale of energy and/or alcohol drinks, as well as laws and regulations or rules made or enforced by the ATF and/or the FTC or their foreign counterparts;
●	Disruptions in the timely import or export of our products and/or ingredients including flavors, flavor ingredients and supplement ingredients due to port congestion, strikes and related labor issues or otherwise;
●	Our ability to satisfy all criteria set forth in any model energy and/or alcohol drink guidelines, including, without limitation, those adopted by the American Beverage Association, of which we are a member, and/or any international beverage associations and the impact of our failure to satisfy such guidelines may have on our business;
●	The effect of unfavorable or adverse public relations, press, articles, comments and/or media attention;
●	Changes in the cost, quality and availability of containers, packaging materials, aluminum cans or kegs, the Midwest and other premiums, raw materials, including flavors and flavor ingredients, and other ingredients and juice concentrates, and our ability to obtain and/or maintain favorable supply arrangements and relationships and procure timely and/or sufficient production of all or any of our products to meet customer demand;

●	Any shortages that may be experienced in the procurement of containers and/or other raw materials including, without limitation, water, flavors, flavor ingredients, supplement ingredients, aluminum cans generally, PET containers used for our Monster Hydro® energy drinks, 24-ounce aluminum cap cans, 19.2-ounce cans and 550ml BRE aluminum cans with resealable ends;
●	Limitations in procuring sufficient quantities of aluminum cans;
●	In order to secure sufficient quantities of aluminum cans and sufficient co-packing availability in the future, we may be required to commit to minimum purchase volumes and/or minimum co-packing volumes. In the event that we over-estimate future demand for our products and therefore may not purchase such minimum quantities in full, or utilize such minimum co-packing volumes in full, we may incur claims and/or costs or losses in respect of such shortfalls;
●	The impact on our cost of sales of corporate activity among the limited number of suppliers from whom we purchase certain raw materials;
●	Our ability to pass on to our customers all or a portion of any increases in the costs of raw materials, ingredients, commodities and/or other cost inputs affecting our business;
●	Our ability to penetrate new domestic and/or international markets and/or gain approval or mitigate the delay in securing approval for the sale of our products in various countries;
●	The effectiveness of sales and/or marketing efforts by us and/or by the bottlers/distributors of our products, most of whom distribute products that may be regarded as competitive with our products;
●	Unilateral decisions by bottlers/distributors, buying groups, convenience and gas chains, grocery chains, mass merchandisers, specialty chain stores, e-commerce retailers, e-commerce websites, club stores and other customers to discontinue carrying all or any of our products that they are carrying at any time, restrict the range of our products they carry, impose restrictions or limitations on the sale of our products and/or the sizes of containers of our products and/or devote less resources to the sale of our products;
●	The impact of certain activities by competitors and others to persuade regulators and/or retailers and/or customers in certain countries to reduce the permitted or maximum container sizes for our products from those currently being sold and marketed by us;
●	The impact of possible trading disputes between our bottler/distributors and their customers and/or one or more buying groups which may result in the delisting of certain of the Company products, temporarily or otherwise;
●	The effects of retailer consolidation on our business and our ability to successfully adapt to the rapidly changing retail landscape, including, but not limited to, substantial competition in the alcohol beverage market from new entrants, consolidations by competitors and retailers, and other competitive activities;
●	Our ability to adapt to the changing retail landscape with the rapid growth in e-commerce retailers;
●	The effects of bottler/distributor consolidation on our business;
●	The costs and/or effectiveness, now or in the future, of our advertising, marketing and promotional strategies;
●	The success of our sports marketing, social media and other general marketing endeavors both domestically and internationally;
●	Possible product recalls and/or reformulations of certain of our products and/or market withdrawals of certain of our products due to defective and/or non-compliant formulas or production in one or more jurisdictions;
●	The failure of our bottlers and/or co-packers to manufacture our products on a timely basis or at all;
●	Our ability to make suitable arrangements and/or procure sufficient capacity for the co-packing of any of our products both domestically and internationally, the timely replacement of discontinued co-packing arrangements and/or limitations on co-packing availability, including for retort production;
●	Our ability to make suitable arrangements for the timely procurement of non-defective raw materials;
●	Our inability to protect and/or the loss of our intellectual property rights and/or our inability to use our trademarks, trade names or designs and/or trade dress in certain countries;
●	Volatility of stock prices which may restrict stock sales, stock purchases or other opportunities as well as negatively impact the motivation of equity award grantees;
●	Provisions in our organizational documents and/or control by insiders which may prevent changes in control even if such changes would be beneficial to other stockholders;
●	Any disruption in and/or lack of effectiveness of our information technology systems, including a breach of cyber security, that disrupts our business or negatively impacts customer relationships, as well as cybersecurity incidents involving data shared with third parties; and

●	Succession plans for and/or the recruitment and retention of senior management, other key employees and our employee base in general.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks during the three-months ended March 31, 2023 compared with the disclosures in Part II, Item 7A of our Form 10-K.

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

Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to the Notes to Condensed Consolidated Financial Statements - Note 11. Commitments and Contingencies: Litigation in Part I, Item 1, of this Quarterly Report on Form 10-Q.

ITEM 1A.RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and the condensed consolidated financial statements and related notes, you should carefully consider the risks discussed in “Part I, Item 1A – Risk Factors” in our Form 10-K. If any of these risks occur or continue to occur, our business, reputation, financial condition and/or operating results could be materially adversely affected. We also note that the risk factors described in this report and our Form 10-K are not the only risks facing our Company, and such additional risks or uncertainties that we currently deem to be immaterial or are unknown to us could negatively impact our business, operations, or financial results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 10, 2023, the Company retired 170.0 million shares (stock split adjusted) of treasury stock owned by the Company. The retired treasury stock had a carrying value of approximately $4.69 billion. The Company’s accounting policy upon the formal retirement of treasury stock is to deduct its par value from common stock and to reflect any excess of cost over par as a deduction from retained earnings.

On June 14, 2022, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “June 2022 Repurchase Plan”). During the three-months ended March 31, 2023, no shares were repurchased under the June 2022 Repurchase Plan. As of May 5, 2023, $182.8 million remained available for repurchase under the June 2022 Repurchase Plan.

On November 2, 2022, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to an additional $500.0 million of the Company’s outstanding common stock (the “November 2022 Repurchase Plan”). During the three-months ended March 31, 2023, no shares were repurchased under the November 2022 Repurchase Plan. As of May 5, 2023, $500.0 million remained available for repurchase under the November 2022 Repurchase Plan.

The aggregate amount of the Company’s outstanding common stock that remains available for repurchase under all previously authorized repurchase plans is $682.8 million as of May 5, 2023.

During the three-months ended March 31, 2023, 1.7 million shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $90.4 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying consolidated balance sheet at March 31, 2023.

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

101*

The following financial information from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Income for the three-months ended March 31, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Income for the three-months ended March 31, 2023 and 2022, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three-months ended March 31, 2023 and 2022, (v) Condensed Consolidated Statements of Cash Flows for the three-months ended March 31, 2023 and 2022, and (vi) the Notes to Condensed Consolidated Financial Statements.

104*

The cover page from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION
Registrant

Date: May 5, 2023	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors
and Co-Chief Executive Officer

Date: May 5, 2023	/s/ HILTON H. SCHLOSBERG
Hilton H. Schlosberg
Vice Chairman of the Board of Directors
and Co-Chief Executive Officer