Form 10-Q
period 2023-09-30
Monster Beverage Corp
filed 2023-11-06
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023	Commission File Number 001-18761

MONSTER BEVERAGE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	47-1809393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes __    No X

The registrant had 1,040,441,348 shares of common stock, par value $0.005 per share, outstanding as of October 31, 2023.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

SEPTEMBER 30, 2023

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

(In Thousands, Except Par Value) (Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,773,849	$1,307,141
Short-term investments	1,236,752	1,362,314
Accounts receivable, net	1,231,188	1,016,203
Inventories	883,582	935,631
Prepaid expenses and other current assets	162,676	109,823
Prepaid income taxes	23,468	33,785
Total current assets	5,311,515	4,764,897

INVESTMENTS	52,636	61,443
PROPERTY AND EQUIPMENT, net	731,208	516,897
DEFERRED INCOME TAXES, net	176,724	177,039
GOODWILL	1,417,941	1,417,941
OTHER INTANGIBLE ASSETS, net	1,459,447	1,220,410
OTHER ASSETS	164,867	134,478
Total Assets	$9,314,338	$8,293,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$539,892	$444,265
Accrued liabilities	207,727	172,991
Accrued promotional allowances	296,577	255,631
Deferred revenue	40,127	43,311
Accrued compensation	76,835	72,463
Income taxes payable	17,644	13,317
Total current liabilities	1,178,802	1,001,978

DEFERRED REVENUE	209,136	223,800

OTHER LIABILITIES	53,251	42,286

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY[1]:
Common stock - $0.005 par value; 5,000,000 shares authorized; 1,118,498 shares issued and 1,040,420 shares outstanding as of September 30, 2023; 1,283,688 shares issued and 1,044,600 shares outstanding as of December 31, 2022	5,592	6,418
Additional paid-in capital	4,893,289	4,776,804
Retained earnings	5,572,757	9,001,173
Accumulated other comprehensive loss	(198,033)	(159,073)
Common stock in treasury, at cost; 78,078 shares and 239,088 shares as of September 30, 2023 and December 31, 2022, respectively	(2,400,456)	(6,600,281)
Total stockholders’ equity	7,873,149	7,025,041
Total Liabilities and Stockholders’ Equity	$9,314,338	$8,293,105

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

NET SALES	$1,856,028	$1,624,286	$5,409,919	$4,798,119

COST OF SALES	872,265	790,561	2,554,086	2,407,867

GROSS PROFIT	983,763	833,725	2,855,833	2,390,252

OPERATING EXPENSES	473,236	415,795	1,336,437	1,199,883

OPERATING INCOME	510,527	417,930	1,519,396	1,190,369

INTEREST and OTHER INCOME (EXPENSE), net	71,357	2,149	99,010	(11,932)

INCOME BEFORE PROVISION FOR INCOME TAXES	581,884	420,079	1,618,406	1,178,437

PROVISION FOR INCOME TAXES	129,190	97,692	354,397	288,487

NET INCOME	$452,694	$322,387	$1,264,009	$889,950

NET INCOME PER COMMON SHARE[1]:
Basic	$0.43	$0.31	$1.21	$0.84
Diluted	$0.43	$0.30	$1.19	$0.83

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS[1]:
Basic	1,047,015	1,053,594	1,046,337	1,056,526
Diluted	1,059,966	1,066,600	1,059,809	1,069,198

1 Stock Split - The accompanying condensed consolidated financial statements and notes thereto have been retroactively updated to reflect the Stock Split. See Note 1 for additional information.

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(In Thousands) (Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income, as reported	$452,694	$322,387	$1,264,009	$889,950
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(48,280)	(68,822)	(46,074)	(147,450)
Available-for-sale investments:
Change in net unrealized gains (losses)	1,272	(2,675)	3,680	(7,840)
Net gains on commodity derivatives	4,700	—	3,434	—
Other comprehensive income (loss)	(42,308)	(71,497)	(38,960)	(155,290)
Comprehensive income	$410,386	$250,890	$1,225,049	$734,660

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(In Thousands) (Unaudited)

					Accumulated Other			Total
	Common stock		Additional	Retained	Comprehensive	Treasury stock		Stockholders’
	Shares	Amount	Paid-in Capital	Earnings	(Loss) Income	Shares	Amount	Equity
Balance, December 31, 2022	1,283,688	$6,418	$4,776,804	$9,001,173	$(159,073)	(239,088)	$(6,600,281)	$7,025,041

Stock-based compensation	—	—	15,743	—	—	—	—	15,743
Stock options/awards	3,704	19	36,329	—	—	—	—	36,348
Unrealized gain (loss), net on available-for-sale securities	—	—	—	—	3,181	—	—	3,181
Repurchase of common stock	—	—	—	—	—	(1,688)	(90,378)	(90,378)
Retirement of treasury stock	(170,000)	(850)	425	(4,692,425)	—	170,000	4,692,850	—
Foreign currency translation	—	—	—	—	7,981	—	—	7,981
Net income	—	—	—	397,444	—	—	—	397,444

Balance, March 31, 2023	1,117,392	$5,587	$4,829,301	$4,706,192	$(147,911)	(70,776)	$(1,997,809)	$7,395,360

Stock-based compensation	—	—	17,176	—	—	—	—	17,176
Stock options/awards	877	4	23,314	—	—	—	—	23,318
Unrealized gain (loss), net on available-for-sale securities	—	—	—	—	(773)	—	—	(773)
Repurchase of common stock	—	—	—	—	—	(8)	(447)	(447)
Foreign currency translation	—	—	—	—	(5,775)	—	—	(5,775)
Net losses on commodity derivatives	—	—	—	—	(1,266)	—	—	(1,266)
Net income	—	—	—	413,871	—	—	—	413,871

Balance, June 30, 2023	1,118,269	$5,591	$4,869,791	$5,120,063	$(155,725)	(70,784)	$(1,998,256)	$7,841,464

Stock-based compensation	—	—	17,605	—	—	—	—	17,605
Stock options/awards	229	1	5,893	—	—	—	—	5,894
Unrealized gain (loss), net on available-for-sale securities	—	—	—	—	1,272	—	—	1,272
Repurchase of common stock	—	—	—	—	—	(7,294)	(402,200)	(402,200)
Foreign currency translation	—	—	—	—	(48,280)	—	—	(48,280)
Net gains on commodity derivatives	—	—	—	—	4,700	—	—	4,700
Net income	—	—	—	452,694	—	—	—	452,694

Balance, September 30, 2023	1,118,498	$5,592	$4,893,289	$5,572,757	$(198,033)	(78,078)	$(2,400,456)	$7,873,149

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(In Thousands) (Unaudited) (Continued)

					Accumulated Other			Total
	Common stock		Additional	Retained	Comprehensive (Loss)	Treasury stock		Stockholders’
	Shares	Amount	Paid-in Capital	Earnings	Income	Shares	Amount	Equity
Balance, December 31, 2021	1,280,086	$6,400	$4,649,420	$7,809,549	$(69,165)	(221,440)	$(5,829,253)	$6,566,951

Stock-based compensation	—	—	16,175	—	—	—	—	16,175
Stock options/awards	970	6	4,504	—	—	—	—	4,510
Unrealized gain (loss), net on available-for-sale securities	—	—	—	—	(4,059)	—	—	(4,059)
Repurchase of common stock	—	—	—	—	—	(332)	(12,187)	(12,187)
Foreign currency translation	—	—	—	—	1,079	—	—	1,079
Net income	—	—	—	294,203	—	—	—	294,203

Balance, March 31, 2022	1,281,056	$6,406	$4,670,099	$8,103,752	$(72,145)	(221,772)	$(5,841,440)	$6,866,672

Stock-based compensation	—	—	16,157	—	—	—	—	16,157
Stock options/awards	832	4	18,108	—	—	—	—	18,112
Unrealized gain (loss), net on available-for-sale securities	—	—	—	—	(1,105)	—	—	(1,105)
Repurchase of common stock	—	—	—	—	—	(6,572)	(284,311)	(284,311)
Foreign currency translation	—	—	—	—	(79,707)	—	—	(79,707)
Net income	—	—	—	273,360	—	—	—	273,360

Balance, June 30, 2022	1,281,888	$6,410	$4,704,364	$8,377,112	$(152,957)	(228,344)	$(6,125,751)	$6,809,178

Stock-based compensation	—	—	16,436	—	—	—	—	16,436
Stock options/awards	602	3	12,133	—	—	—	—	12,136
Unrealized gain (loss), net on available-for-sale securities	—	—	—	—	(2,675)	—	—	(2,675)
Repurchase of common stock	—	—	—	—	—	(6,216)	(272,880)	(272,880)
Foreign currency translation	—	—	—	—	(68,822)	—	—	(68,822)
Net income	—	—	—	322,387	—	—	—	322,387

Balance, September 30, 2022	1,282,490	$6,413	$4,732,933	$8,699,499	$(224,454)	(234,560)	$(6,398,631)	$6,815,760

1 Stock Split - The accompanying condensed consolidated financial statements and notes thereto have been retroactively updated to reflect the Stock Split. See Note 1 for additional information.

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(In Thousands) (Unaudited)

	Nine-Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,264,009	$889,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,364	46,040
Non-cash lease expense	6,471	5,180
Gain on disposal of property and equipment	(686)	(253)
Gain on Bang Transaction	(45,382)	—
Loss on impairment of intangibles	2,800	—
Stock-based compensation	52,465	49,167
Deferred income taxes	—	29,710
Effect on cash of changes in operating assets and liabilities net of acquisition:
Accounts receivable	(218,804)	(202,447)
Inventories	69,796	(297,140)
Prepaid expenses and other assets	(67,368)	(39,204)
Prepaid income taxes	8,032	7,867
Accounts payable	109,823	52,663
Accrued liabilities	24,697	(2,572)
Accrued promotional allowances	42,425	89,236
Accrued compensation	3,523	(6,636)
Income taxes payable	4,217	(12,823)
Other liabilities	(3,636)	(3,492)
Deferred revenue	(19,320)	(16,060)
Net cash provided by operating activities	1,283,426	589,186

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of available-for-sale investments	1,546,038	1,823,943
Purchases of available-for-sale investments	(1,405,233)	(1,393,910)
Acquisition of Bang Energy	(363,385)	—
Acquisition of CANarchy, net of cash	—	(329,472)
Purchases of property and equipment	(110,224)	(136,158)
Proceeds from sale of property and equipment	1,753	603
Additions to intangibles	(9,110)	(3,578)
Increase in other assets	(19,862)	(19,171)
Net cash used in investing activities	(360,023)	(57,743)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments) borrowings on debt	(11,273)	(719)
Issuance of common stock	65,560	34,759
Purchases of common stock held in treasury	(488,080)	(493,315)
Net cash used in financing activities	(433,793)	(459,275)

Effect of exchange rate changes on cash and cash equivalents	(22,902)	(95,582)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	466,708	(23,414)
CASH AND CASH EQUIVALENTS, beginning of period	1,307,141	1,326,462
CASH AND CASH EQUIVALENTS, end of period	$1,773,849	$1,303,048

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$254	$359
Income taxes	$348,948	$297,526

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(In Thousands) (Unaudited) (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

Included in accrued liabilities as of September 30, 2023 and 2022 were $14.3 million and $14.4 million, respectively, related to net additions to other intangible assets.

Included in accounts payable as of September 30, 2023 and 2022 were available-for-sale short-term investment purchases of $8.7 million and $7.9 million, respectively.

Included in accounts payable as of September 30, 2023 and 2022 were $2.0 million and $2.6 million, respectively, related to equipment purchases.

Included in accounts payable as of September 30, 2023 and 2022, respectively, were purchases of common stock held in treasury of $2.6 million and $76.1 million.

Included in accounts receivable as of September 30, 2023 were available-for-sale short-term investment sales of $5.9 million.

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

The Company’s condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting. They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP. The information set forth in these interim condensed consolidated financial statements for the three- and nine-months ended September 30, 2023 and 2022, respectively, is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading. Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

2.	ACQUISITIONS

On July 31, 2023, a subsidiary of the Company, Blast Asset Acquisition LLC, completed its acquisition of substantially all of the assets of Vital Pharmaceuticals, Inc. and its debtor affiliates (collectively, “Bang Energy”) (the “Bang Transaction”). The acquired assets primarily include Bang Energy® drinks and a beverage production facility in Phoenix, AZ.

The Company accounted for the Bang Transaction in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations”. Under the acquisition method of accounting, the Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. During the three-months ended September 30, 2023, in connection with the Bang Transaction, the Company recorded a gain of $45.4 million in interest and other income (expense), net within the condensed consolidated statements of income and reported within the Corporate and Unallocated segment (the "Bang Transaction Gain"). During the three-and nine-months ended September 30, 2023, the Company incurred approximately $8.0 million and $15.1 million, respectively, of acquisition costs related to the Bang Transaction.

The following table summarizes the preliminary fair value allocations of the Bang Transaction:

	Identifiable
	Assets Acquired
	and (Liabilities)	Consideration
	Assumed	Transferred
Intangibles - trademarks (non-amortizing)	$209,000	$—
Intangibles - customer relationships (amortizing)	23,000	—
Property and equipment, net	143,200	—
Inventory	30,496	—
Right-of -use assets	12,523	—
Operating lease liabilities	(12,523)	—
Working capital (excluding inventory)	2,871	—
Other	200	—
Cash	—	363,385
Bang Transaction Gain	—	45,382
Total	$408,767	$408,767

The fair value analysis has yet to progress to a stage where there is sufficient information for a definitive measurement of the respective fair values. Accordingly, the respective fair value allocations are preliminary and are based on valuations derived from estimated fair value assumptions used by management. The Company expects to complete its fair value analysis at a level of detail necessary to finalize the underlying fair value allocations as soon as practicable, but no later than twelve months from the closing of the Bang Transaction. Any differences between the final respective fair value allocations and the preliminary management estimates may have an impact on the Company’s financial position and results of operations.

The Company determined the fair values as follows:

●	Trademarks – relief-from-royalty method of the income approach
●	Customer relationships – multi-period excess earnings method of the income approach
●	Property and equipment – cost approach and market approach
●	Inventory – comparative sales method and replacement cost method
●	Bang Transaction Gain - residual of net assets acquired less cash consideration transferred

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The book value of the working capital (excluding inventory) approximates fair value due to the short-term nature of the accounts.

For tax purposes, the Bang Transaction was recorded as an asset purchase.

In accordance with Regulation S-X, pro forma unaudited condensed financial information for the Bang Transaction has not been provided as the impact of the transaction on the Company’s financial position, results of operations and liquidity was not material.

3.	REVENUE RECOGNITION

Revenues are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Consumers”. The Company has four operating and reportable segments: (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is primarily comprised of the Company’s Monster Energy® drinks, Reign StormTM total wellness energy drinks, Reign® Total Body Fuel high performance energy drinks, Bang Energy® drinks and Monster Tour Water® (ii) Strategic Brands segment (“Strategic Brands”), which is primarily comprised of the various energy drink brands acquired from The Coca-Cola Company (“TCCC”) in 2015 as well as the Company’s affordable energy brands, (iii) Alcohol Brands segment (“Alcohol Brands”), which is primarily comprised of the various craft beers and hard seltzers purchased as part of the acquisition of CANarchy Craft Brewery Collective LLC (“CANarchy”) on February 17, 2022 (the “CANarchy Transaction”) as well as The Beast UnleashedTM flavored malt beverages (“FMBs”) and (iv) Other segment (“Other”), which is primarily comprised of certain products sold by American Fruits and Flavors, LLC, a wholly-owned subsidiary of the Company, to independent third-party customers (the “AFF Third-Party Products”).

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

The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. Certain of the Company’s bottlers/distributors may also perform a separate function as a co-packer on the Company’s behalf. In such cases, control of the Company’s products passes to such bottlers/distributors when they notify the Company that they have taken possession or transferred the relevant portion of the Company’s finished goods. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of September 30, 2023 and December 31, 2022.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Disaggregation of Revenue

The following tables disaggregate the Company’s revenue by geographical markets and reportable segments:

	Three-Months Ended September 30, 2023
				Latin
			Asia Pacific	America
	U.S. and		(including	and
Net Sales	Canada	EMEA[1]	Oceania)	Caribbean	Total
Monster Energy® Drinks	$1,069,856	$355,898	$118,869	$163,618	$1,708,241
Strategic Brands	50,084	35,985	8,398	4,296	98,763
Alcohol Brands	42,326	—	—	—	42,326
Other	6,698	—	—	—	6,698
Total Net Sales	$1,168,964	$391,883	$127,267	$167,914	$1,856,028

	Three-Months Ended September 30, 2022
				Latin
			Asia Pacific	America
	U.S. and		(including	and
Net Sales	Canada	EMEA[1]	Oceania)	Caribbean	Total
Monster Energy® Drinks	$982,952	$288,077	$100,288	$130,902	$1,502,219
Strategic Brands	44,025	32,565	8,805	3,407	88,802
Alcohol Brands	26,818	—	—	—	26,818
Other	6,447	—	—	—	6,447
Total Net Sales	$1,060,242	$320,642	$109,093	$134,309	$1,624,286

1Europe, Middle East and Africa (“EMEA”)

	Nine-Months Ended September 30, 2023
				Latin
			Asia Pacific	America
	U.S. and		(including	and
Net Sales	Canada	EMEA[1]	Oceania)	Caribbean	Total
Monster Energy® Drinks	$3,160,071	$972,531	$379,342	$444,854	$4,956,798
Strategic Brands	140,353	108,986	25,209	10,263	284,811
Alcohol Brands	149,692	—	—	—	149,692
Other	18,618	—	—	—	18,618
Total Net Sales	$3,468,734	$1,081,517	$404,551	$455,117	$5,409,919

	Nine-Months Ended September 30, 2022
				Latin
			Asia Pacific	America
	U.S. and		(including	and
Net Sales	Canada	EMEA[1]	Oceania)	Caribbean	Total
Monster Energy® Drinks	$2,882,306	$857,805	$327,632	$377,012	$4,444,755
Strategic Brands	135,445	91,912	22,943	10,236	260,536
Alcohol Brands[2]	74,472	—	—	—	74,472
Other	18,356	—	—	—	18,356
Total Net Sales	$3,110,579	$949,717	$350,575	$387,248	$4,798,119

1Europe, Middle East and Africa (“EMEA”)

2Effectively from February 17, 2022 to September 30, 2022

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Contract Liabilities

Amounts received from certain bottlers/distributors at inception of their distribution contracts or at the inception of certain sales/marketing programs are accounted for as deferred revenue. As of September 30, 2023, the Company had $249.3 million of deferred revenue, which is included in current and long-term deferred revenue in the Company’s condensed consolidated balance sheet. As of December 31, 2022, the Company had $267.1 million of deferred revenue, which is included in current and long-term deferred revenue in the Company’s condensed consolidated balance sheet. During both the three-months ended September 30, 2023 and 2022, $10.0 million of deferred revenue was recognized in net sales. See Note 11. During both the nine-months ended September 30, 2023 and 2022, $30.0 million of deferred revenue was recognized in net sales. See Note 11.

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

The components of lease cost were as follows:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$2,968	$2,306	$8,051	$6,238
Short-term lease cost	2,209	1,001	4,258	2,870
Variable lease cost	295	189	736	567

Finance leases:
Amortization of right-of-use assets	383	140	708	415
Interest on lease liabilities	88	8	146	18
Finance lease cost	471	148	854	433

Total lease cost	$5,943	$3,644	$13,899	$10,108

Supplemental cash flow information related to leases was as follows:

	Nine-Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$7,600	$5,859
Operating cash outflows from finance leases	146	18
Financing cash outflows from finance leases	3,660	1,678

Right-of-use assets obtained in exchange for lease obligations:
Finance leases	10,120	1,654
Operating leases	15,944	20,093

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Supplemental balance sheet information related to leases was as follows:

		September 30,	December 31,
	Balance Sheet Location	2023	2022
Operating leases:
Right-of-use assets	Other assets	$47,160	$38,012

Current lease liabilities	Accrued liabilities	$9,119	$7,747
Noncurrent lease liabilities	Other liabilities	38,111	29,586
Total operating lease liabilities		$47,230	$37,333

Finance leases:
Right-of-use assets	Property and equipment, net	$9,824	$1,598

Current lease liabilities	Accrued liabilities	$7,232	$757
Noncurrent lease liabilities	Other liabilities	24	41
Total finance lease liabilities		$7,256	$798

Weighted-average remaining lease term and weighted-average discount rate for the Company’s leases were as follows:

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term in years:
Operating leases	6.5	6.7
Finance leases	0.8	0.8

Weighted-average discount rate:
Operating leases	4.0%	3.4%
Finance leases	6.2%	3.6%

The following table outlines maturities of the Company’s lease liabilities as of September 30, 2023:

	Operating Leases	Finance Leases
2023 (from October 1, 2023 to December 31, 2023)	$2,512	$2,619
2024	10,271	4,814
2025	8,183	17
2026	6,978	2
2027	6,754	—
2028 and thereafter	19,254	—
Total lease payments	53,952	7,452
Less imputed interest	(6,722)	(196)
Total	$47,230	$7,256

As of September 30, 2023, the Company did not have any significant additional leases that had not yet commenced.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

5.	INVESTMENTS

The following table summarizes the Company’s investments at:

					Continuous	Continuous
		Gross	Gross		Unrealized	Unrealized
		Unrealized	Unrealized		Loss Position	Loss Position
	Amortized	Holding	Holding	Fair	less than 12	greater than 12
September 30, 2023	Cost	Gains	Losses	Value	Months	Months
Available-for-sale
Short-term:
Commercial paper	$270,002	$—	$2	$270,000	$2	$—
Certificates of deposit	15,366	—	—	15,366	—	—
Municipal securities	29,862	—	29	29,833	29	—
U.S. government agency securities	153,356	8	311	153,053	311	—
U.S. treasuries	536,966	9	1,234	535,741	1,234	—
Corporate bonds	233,328	5	574	232,759	574	—
Long-term:
U.S. government agency securities	11,489	—	12	11,477	12	—
U.S. treasuries	30,364	3	29	30,338	29	—
Corporate bonds	10,845	—	24	10,821	24	—
Total	$1,291,578	$25	$2,215	$1,289,388	$2,215	$—

					Continuous	Continuous
		Gross	Gross		Unrealized	Unrealized
		Unrealized	Unrealized		Loss Position	Loss Position
	Amortized	Holding	Holding	Fair	less than 12	greater than 12
December 31, 2022	Cost	Gains	Losses	Value	Months	Months
Available-for-sale
Short-term:
Commercial paper	$197,712	$1	$4	$197,709	$4	$—
Certificates of deposit	10,078	—	—	10,078	—	—
Municipal securities	211,791	60	612	211,239	612	—
U.S. government agency securities	109,697	3	715	108,985	715	—
U.S. treasuries	838,825	17	4,539	834,303	4,539	—
Long-term:
U.S. government agency securities	2,016	—	3	2,013	3	—
U.S. treasuries	53,215	20	71	53,164	71	—
Variable rate demand notes	6,266	—	—	6,266	—	—
Total	$1,429,600	$101	$5,944	$1,423,757	$5,944	$—

During the three- and nine-months ended September 30, 2023 and 2022, realized gains or losses recognized on the sale of investments were not significant.

The Company’s investments at September 30, 2023 and December 31, 2022 carried investment grade credit ratings.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
Commercial paper	$270,002	$270,000	$197,712	$197,710
Municipal securities	29,862	29,833	211,791	211,239
U.S. government agency securities	153,356	153,053	109,697	108,985
Certificates of deposit	15,366	15,366	10,078	10,078
U.S. treasuries	536,966	535,741	838,825	834,302
Corporate bonds	233,328	232,759	—	—
Due 1 - 10 years:
U.S. treasuries	30,364	30,338	53,215	53,164
U.S. government agency securities	11,489	11,477	2,016	2,013
Variable rate demand notes	—	—	4,862	4,862
Corporate bonds	10,845	10,821	—	—
Due 11 - 20 years:
Variable rate demand notes	—	—	1,404	1,404
Total	$1,291,578	$1,289,388	$1,429,600	$1,423,757

6.	FAIR VALUE OF CERTAIN FINANCIAL ASSETS AND LIABILITIES

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following tables present the fair value of the Company’s financial assets and liabilities that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

September 30, 2023	Level 1	Level 2	Level 3	Total
Cash	$983,999	$—	$—	$983,999
Money market funds	588,799	—	—	588,799
Certificates of deposit	—	53,784	—	53,784
Commercial paper	—	270,000	—	270,000
Corporate bonds	—	243,580	—	243,580
Municipal securities	—	29,833	—	29,833
U.S. government agency securities	—	190,712	—	190,712
U.S. treasuries	—	702,530	—	702,530
Foreign currency derivatives	—	695	—	695
Commodity derivatives	—	3,434	—	3,434
Total	$1,572,798	$1,494,568	$—	$3,067,366

Amounts included in:
Cash and cash equivalents	$1,572,798	$201,051	$—	$1,773,849
Short-term investments	—	1,236,752	—	1,236,752
Accounts receivable, net	—	4,887	—	4,887
Other assets	—	371	—	371
Investments	—	52,636	—	52,636
Accrued liabilities	—	(1,129)	—	(1,129)
Total	$1,572,798	$1,494,568	$—	$3,067,366

December 31, 2022	Level 1	Level 2	Level 3	Total
Cash	$1,132,509	$—	$—	$1,132,509
Money market funds	121,444	—	—	121,444
Certificates of deposit	—	10,078	—	10,078
Commercial paper	—	225,067	—	225,067
Variable rate demand notes	—	6,266	—	6,266
Municipal securities	—	213,798	—	213,798
U.S. government agency securities	—	113,357	—	113,357
U.S. treasuries	—	908,379	—	908,379
Foreign currency derivatives	—	(3,733)	—	(3,733)
Total	$1,253,953	$1,473,212	$—	$2,727,165

Amounts included in:
Cash and cash equivalents	$1,253,953	$53,188	$—	$1,307,141
Short-term investments	—	1,362,314	—	1,362,314
Accounts receivable, net	—	965	—	965
Investments	—	61,443	—	61,443
Accrued liabilities	—	(4,698)	—	(4,698)
Total	$1,253,953	$1,473,212	$—	$2,727,165

All of the Company’s short-term and long-term investments are classified within Level 1 or Level 2 of the fair value hierarchy. The Company’s valuation of its Level 1 investments is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments is based on other observable inputs, specifically a market approach which utilizes valuation models, pricing systems, mathematical tools and other relevant information for the same or similar securities. The Company’s valuation of its Level 2 foreign currency exchange contracts is based on quoted market prices of the same or similar instruments, adjusted for counterparty risk. There were no transfers between Level 1 and Level 2 measurements during the three- and nine-months ended September 30, 2023, or during the year-ended December 31, 2022, and there were no changes in the Company’s valuation techniques.

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

The Company accounts for its derivative instruments and hedging activities under ASC 815, “Derivatives and Hedging.” The following table presents the fair values of the Company’s derivative instruments:

	Fair value
	September 30,	December 31,
Derivatives designated as hedging instruments	2023	2022	Balance Sheet location
Assets:
Commodity contracts	$3,273	$—	Accounts receivable, net
Commodity contracts	$371	$—	Other assets
Liabilities:
Commodity contracts	$(210)	$—	Accrued liabilities

	Fair value
	September 30,	December 31,
Derivatives not designated as hedging instruments	2023	2022	Balance Sheet location
Assets:
Foreign currency exchange contracts	$1,614	$965	Accounts receivable, net
Liabilities:
Foreign currency exchange contracts	$(919)	$(4,698)	Accrued liabilities

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

The Company has entered into commodity hedge contracts to mitigate the price risk associated with a portion of its forecasted aluminum purchases. These derivative instruments were designated as part of the Company’s commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of aluminum. The total notional values of derivatives that were designated and qualified for this program were $83.8 million as of September 30, 2023. Transactions under the commodity cash flow hedging program were executed beginning in May 2023.

The following table presents the impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income (“OCI”), AOCI and earnings:

Three-months ended September 30, 2023
Derivatives			Gain (loss)
designated as	Gain (loss) recognized	Location of gain (loss)	reclassified from
hedging instruments	in AOCI	recognized in income	AOCI into income
Commodity contracts	$4,700	Cost of sales	$—

Nine-months ended September 30, 2023
Derivatives			Gain (loss)
designated as	Gain (loss) recognized	Location of gain (loss)	reclassified from
hedging instruments	in AOCI	recognized in income	AOCI into income
Commodity contracts	$3,434	Cost of sales	$—

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

As of September 30, 2023, the Company estimates that it will reclassify into earnings net gains (losses) of $3.1 million from the amount recorded in AOCI as the anticipated cash flows occur during the next 12 months.

Economic (Non-Designated) Hedging Strategy

The Company is exposed to foreign currency exchange rate risks related primarily to its foreign business operations. During the nine-months ended September 30, 2023 and the year-ended December 31, 2022, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts of the Company that were outstanding as of September 30, 2023 have terms of one month or less. The Company does not enter into forward currency exchange contracts for speculation or trading purposes.

The Company has not designated its foreign currency exchange contracts as hedge transactions. Therefore, gains and losses on the Company’s foreign currency exchange contracts are recognized in interest and other income (expense), net, in the condensed consolidated statements of income, and are largely offset by the changes in the fair value of the underlying economically hedged item. The total notional values of derivatives related to our foreign currency economic hedges were $310.3 million and $299.8 million as of September 30, 2023 and December 31, 2022, respectively.

The net gains (losses) on derivatives not designated as hedging instruments in the condensed consolidated statements of income were as follows:

		Gain (loss)
		recognized in income on
		derivatives
		Three-months ended
Derivatives not designated as	Location of gain (loss)	September 30,	September 30,
hedging instruments	recognized in income on derivatives	2023	2022
Foreign currency exchange contracts	Interest and other income (expense), net	$5,080	$4,631

		Gain (loss)
		recognized in income on
		derivatives
		Nine-months ended
Derivatives not designated as	Location of gain (loss)	September 30,	September 30,
hedging instruments	recognized in income on derivatives	2023	2022
Foreign currency exchange contracts	Interest and other income (expense), net	$(4,695)	$1,355

Certain of the Company’s counterparty agreements contain provisions that require the Company to post collateral on derivative instruments in a net liability position. As of September 30, 2023, no amounts were posted as collateral.

8.	INVENTORIES

Inventories consist of the following at:

	September 30,	December 31,
	2023	2022
Raw materials	$355,557	$467,392
Work in process	1,768	1,688
Finished goods	526,257	466,551
	$883,582	$935,631

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

9.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at:

	September 30,	December 31,
	2023	2022
Land	$151,963	$139,798
Leasehold improvements	35,531	31,327
Furniture and fixtures	9,814	9,286
Office and computer equipment	23,657	22,386
Computer software	3,693	5,906
Equipment	360,775	244,739
Buildings	210,996	163,885
Vehicles	66,297	49,175
Assets under construction	138,328	83,553
	1,001,054	750,055
Less: accumulated depreciation and amortization	(269,846)	(233,158)
	$731,208	$516,897

Total depreciation and amortization expense was $16.7 million and $13.6 million for the three-months ended September 30, 2023 and 2022, respectively. Total depreciation and amortization expense was $46.1 million and $40.5 million for the nine-months ended September 30, 2023 and 2022, respectively.

10.GOODWILL AND OTHER INTANGIBLE ASSETS

The following is a roll-forward of goodwill for the nine-months ended September 30, 2023 and 2022 by reportable segment:

	Monster
	Energy®	Strategic	Alcohol
	Drinks	Brands	Brands	Other	Total
Balance at December 31, 2022	$693,644	$637,999	$86,298	$—	$1,417,941
Acquisitions	—	—	—	—	—
Balance at September 30, 2023	$693,644	$637,999	$86,298	$—	$1,417,941

	Monster
	Energy®	Strategic	Alcohol
	Drinks	Brands	Brands	Other	Total
Balance at December 31, 2021	$693,644	$637,999	$—	$—	$1,331,643
Acquisitions	—	—	81,298	—	81,298
Balance at September 30, 2022	$693,644	$637,999	$81,298	$—	$1,412,941

Intangible assets consist of the following at:

	September 30,	December 31,
	2023	2022
Amortizing intangibles	$144,378	$121,378
Accumulated amortization	(73,007)	(68,790)
	71,371	52,588
Non-amortizing intangibles	1,388,076	1,167,822
	$1,459,447	$1,220,410

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Amortizing intangibles primarily consist of customer relationships. All amortizing intangibles have been assigned an estimated finite useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives, generally five to fifteen years. Total amortization expense was $1.3 million and $2.0 million for the three-months ended September 30, 2023 and 2022, respectively. Total amortization expense was $4.2 million and $5.6 million for the nine-months ended September 30, 2023 and 2022, respectively. For the three-months ended September 30, 2023, no intangible impairments were recorded. For the nine-months ended September 30, 2023, impairment charges of $2.8 million were recorded to non-amortizing intangibles. For the three- and nine-months ended September 30, 2022, no intangible impairments were recorded.

The following is the future estimated amortization expense related to amortizing intangibles as of September 30, 2023:

2023 (from October 1, 2023 to December 31, 2023)	$1,487
2024	5,948
2025	5,947
2026	5,947
2027	5,946
2028 and thereafter	46,096
$71,371

11.	DISTRIBUTION AGREEMENTS

In the normal course of business, amounts received pursuant to new and/or amended distribution agreements entered into with certain bottlers/distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, or at the inception of certain sales/marketing programs are accounted for as deferred revenue and are recognized as revenue ratably over the anticipated life of the respective agreement, generally 20 years or program duration, as the case may be. Revenue recognized was $10.0 million for both the three-months ended September 30, 2023 and 2022. Revenue recognized was $30.0 million for both the nine-months ended September 30, 2023 and 2022.

12.	COMMITMENTS AND CONTINGENCIES

The Company had purchase commitments aggregating approximately $269.9 million at September 30, 2023, which represented commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms, but are generally satisfied within one year.

The Company had contractual obligations aggregating approximately $451.3 million at September 30, 2023, which related primarily to sponsorships and other marketing activities.

The Company has a credit facility with HSBC Bank (China) Company Limited, Shanghai Branch, of $15.0 million. At September 30, 2023, the interest rate on borrowings under the line of credit was 5.5%. As of September 30, 2023, no amounts were outstanding on this line of credit.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, and any related insurance reimbursements. As of September 30, 2023, $0.3 million of loss contingencies were included in the Company’s accompanying consolidated balance sheet. As of December 31, 2022, no loss contingencies were included in the Company’s accompanying consolidated balance sheet.

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

On June 28, 2023, VPX and certain of its affiliates (“Bang Energy”) entered into an Asset Purchase Agreement (the “APA”) with the Company (“Buyer”), which among other things, provided for the Buyer’s acquisition of substantially all of Bang Energy’s assets. The transactions contemplated by the APA were approved by the U.S. Bankruptcy Court for the Southern District of Florida  (the “Bankruptcy Court”) on July 14, 2023 and closed on July 31, 2023, at which time Monster was deemed to have allowed general unsecured claims in VPX’s bankruptcy case relating to the Jury Award (subject to the potential modification of the Jury Award in light of pending post-verdict motions filed by MEC and VPX) and the Arbitration Award. Pursuant to the APA, Bang Energy and the Company have mutually released each other from all claims and liabilities related to the Jury Award and the Arbitration Award, except (i) any claims that the Company might have against Mr. Owoc in relation to the Jury Award and (ii) the Bankruptcy Court’s allowance of the Company’s unsecured claims in an amount of approximately $422.0 million. Per ASC 450 “Contingencies”, the Company will not recognize the allowed general unsecured claims as it relates to VPX and its affiliates, or the Jury Award as it relates to Mr. Owoc, until they are realized or realizable.

In June 2023, the Company entered into an agreement with Orange Bang regarding the Company’s use and registration of certain Bang® trademarks and trade names. Under this agreement, the Company paid Orange Bang a one-time payment of approximately $12.5 million and will pay a 2.5% royalty on the Company’s sales of products bearing the tradename Bang®.

On October 31, 2023, the Bankruptcy Court overseeing the chapter 11 cases  of VPX and its affiliates confirmed the VPX and affiliates Plan of Reorganization that, among other things, made no modification to Monster’s allowed unsecured claims. As part of the Plan of Reorganization, a Liquidating Trust is formed to pursue all claims not released under the Plan of Reorganization, and to liquidate any assets still owned by VPX and its affiliates. The Company has one of three seats on the Oversight Board that oversees the appointed Liquidating Trustee’s efforts to pursue litigation and otherwise liquidate any remaining assets. As provided herein, per ASC 450 “Contingencies”, the Company will not recognize the allowed unsecured claims until they are realized or realizable.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

13.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the nine-months ended September 30, 2023 and 2022 are as follows:

	Accumulated		Unrealized
	Net Gains on	Currency	Gains (Losses)
	Commodity	Translation	on Available-for-
	Derivatives	Gains (Losses)	Sale Securities	Total
Balance at December 31, 2022	$—	$(153,230)	$(5,843)	$(159,073)
Other comprehensive income before reclassifications	3,434	(46,074)	3,680	(38,960)
Net current-period other comprehensive (loss) gain	3,434	(46,074)	3,680	(38,960)
Balance at September 30, 2023	$3,434	$(199,304)	$(2,163)	$(198,033)

	Accumulated		Unrealized
	Net Gains on	Currency	Losses
	Commodity	Translation	on Available-for-
	Derivatives	Losses	Sale Securities	Total
Balance at December 31, 2021	$—	$(68,209)	$(956)	$(69,165)
Other comprehensive loss before reclassifications	—	(147,450)	(7,840)	(155,290)
Net current-period other comprehensive loss	—	(147,450)	(7,840)	(155,290)
Balance at September 30, 2022	$—	$(215,659)	$(8,796)	$(224,455)

14.	TREASURY STOCK

On March 10, 2023, the Company retired 170.0 million shares (stock split adjusted) of treasury stock owned by the Company. The retired stock had a carrying value of approximately$4.69 billion. The Company’s accounting policy upon the formal retirement of treasury stock is to deduct its par value from common stock and to reflect any excess of cost over par as a deduction from retained earnings.

On June 14, 2022, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “June 2022 Repurchase Plan”). During the three-months ended September 30, 2023, the Company purchased approximately 3.3 million shares of common stock at an average purchase price of $55.52 per share, for a total amount of approximately $182.8 million (excluding broker commissions), which exhausted the availability under the June 2022 Repurchase Plan.

On November 2, 2022, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to an additional $500.0 million of the Company’s outstanding common stock (the “November 2022 Repurchase Plan”). During the three-months ended September 30, 2023, the Company purchased approximately 4.0 million shares of common stock at an average purchase price of $54.26 per share, for a total amount of approximately $217.1 million (excluding broker commissions), under the November 2022 Repurchase Plan. As of November 6, 2023, $282.8 million remained available for repurchase under the November 2022 Repurchase Plan.

The aggregate amount of the Company’s outstanding common stock that remains available for repurchase under all previously authorized repurchase plans is $282.8 million as of November 6, 2023.

During the three-months ended September 30, 2023, 135 shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $7,688. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying consolidated balance sheet at September 30, 2023.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

15.	STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at September 30, 2023: (i) the Monster Beverage Corporation 2020 Omnibus Incentive Plan, including the Monster Beverage Corporation Deferred Compensation Plan as a sub-plan thereunder, and (ii) the Monster Beverage Corporation 2017 Compensation Plan for Non-Employee Directors as Amended and Restated on February 23, 2022, including the Monster Beverage Corporation Deferred Compensation Plan for Non-Employee Directors as a sub-plan thereunder.

The Company recorded $17.9 million and $16.6 million of compensation expense relating to outstanding options, restricted stock units, performance share units and other share-based awards during the three-months ended September 30, 2023 and 2022, respectively. The Company recorded $52.5 million and $49.2 million of compensation expense relating to outstanding options, restricted stock units, performance share units and other share-based awards during the nine-months ended September 30, 2023 and 2022, respectively.

The tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options and vesting of restricted stock units and performance share units for the three-months ended September 30, 2023 and 2022 was ($0.2) million and $2.0 million, respectively. The tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options and vesting of restricted stock units and performance share units for the nine-months ended September 30, 2023 and 2022 was $29.9 million and $4.6 million, respectively.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted as of September 30, 2023 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	Three-Months Ended September 30,				Nine-Months Ended September 30,
	2023		2022		2023		2022
Dividend yield	0.0%		0.0%		0.0%		0.0%
Expected volatility	27.0%		27.6%		27.6%		27.7%
Risk-free interest rate	4.2%		2.8%		3.7%		2.1%
Expected term	6.3	years	6.2	years	6.3	years	6.1	years

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares (in	Price Per	Term (in	Aggregate
Options	thousands)	Share	years)	Intrinsic Value
Outstanding at January 1, 2023	29,710	$26.38	5.0	$724,651
Granted 01/01/23 - 03/31/23	3,962	$50.82
Granted 04/01/23 - 06/30/23	31	$59.36
Granted 07/01/23 - 09/30/23	25	$57.71
Exercised	(4,218)	$15.54
Cancelled or forfeited	(306)	$40.05
Outstanding at September 30, 2023	29,204	$31.17	5.3	$636,250
Vested and expected to vest in the future at September 30, 2023	28,330	$30.77	5.2	$628,547
Exercisable at September 30, 2023	18,467	$24.70	3.5	$521,638

The weighted-average grant-date fair value of options granted during the three-months ended September 30, 2023 and 2022 was $21.01 per share and $15.97 per share, respectively. The weighted-average grant-date fair value of options granted during the nine-months ended September 30, 2023 and 2022 was $18.27 per share and $11.68 per share, respectively.

The total intrinsic value of options exercised during the three-months ended September 30, 2023 and 2022 was $7.1 million and $15.3 million, respectively. The total intrinsic value of options exercised during the nine-months ended September 30, 2023 and 2022 was $164.9 million and $38.2 million, respectively.

Cash received from option exercises under all plans for the three-months ended September 30, 2023 and 2022 was $5.9 million and $12.1 million, respectively. Cash received from option exercises under all plans for the nine-months ended September 30, 2023 and 2022 was $65.6 million and $34.8 million, respectively.

At September 30, 2023, there was $106.2 million of total unrecognized compensation expense related to non-vested options granted to employees under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 3.2 years.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to non-vested restricted stock units and performance share units as follows:

		Weighted
	Number of	Average
	Shares (in	Grant-Date
	thousands)	Fair Value
Non-vested at January 1, 2023	2,026	$36.27
Granted 01/01/23 - 03/31/23[1]	523	$48.49
Granted 04/01/23 - 06/30/23	22	$59.70
Granted 07/01/23 - 09/30/23	2	$56.38
Vested	(593)	$32.82
Forfeited/cancelled	(12)	$32.71
Non-vested at September 30, 2023	1,968	$40.86

1The grant activity for performance share units is recorded based on the target performance level earning 100% of target performance share units. The actual number of performance share units earned could range from 0% to 200% of target depending on the achievement of pre-established performance goals.

The weighted-average grant-date fair value of restricted stock units and/or performance share units granted during the three-months ended September 30, 2023 and 2022 was $56.38 and $47.59 per share, respectively. The weighted-average grant-date fair value of restricted stock units and/or performance share units granted during the nine-months ended September 30, 2023 and 2022 was $51.22 and $37.12 per share, respectively.

As of September 30, 2023, 1.9 million of restricted stock units and performance share units are expected to vest over their respective terms.

At September 30, 2023, total unrecognized compensation expense relating to non-vested restricted stock units and performance share units was $39.5 million, which is expected to be recognized over a weighted-average period of 1.4 years.

Other Share-Based Awards

The Company has granted other share-based awards to certain employees that are payable in cash. These awards are classified as liabilities and are valued based on the fair value of the award at the grant date and are remeasured at each reporting date until settlement, with compensation expense being recognized in proportion to the completed requisite service period up until date of settlement. At September 30, 2023, other share-based awards outstanding included grants that vest over three years payable in the first quarters of 2024, 2025 and 2026.

At September 30, 2023, there was $1.2 million of total unrecognized compensation expense related to nonvested other share-based awards granted to employees under the Company’s stock-based compensation plans. That expense is expected to be recognized over a weighted-average period of 1.6 years.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

16.	INCOME TAXES

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the nine-months ended September 30, 2023:

Gross Unrecognized
Tax Benefits
Balance at December 31, 2022	$3,020
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior years	738
Decreases for tax positions related to the prior years	—
Balance at September 30, 2023	$3,758

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. As of September 30, 2023, the Company had approximately $0.7 million in accrued interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions, the resultant impact on the Company’s effective tax rate would not be significant. It is expected that any change in the amount of unrecognized tax benefits within the next 12 months will not be significant.

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

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations is presented below (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Weighted-average shares outstanding:
Basic	1,047,015	1,053,594	1,046,337	1,056,526
Dilutive	12,951	13,006	13,472	12,672
Diluted	1,059,966	1,066,600	1,059,809	1,069,198

For the three-months ended September 30, 2023 and 2022, options and awards outstanding totaling 4.1 million shares and 7.0 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive. For the nine-months ended September 30, 2023 and 2022, options and awards outstanding totaling 3.1 million shares and 5.8 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

18.	SEGMENT INFORMATION

The Company has four operating and reportable segments: (i) Monster Energy® Drinks segment, which is primarily comprised of the Company’s Monster Energy® drinks, Reign StormTM total wellness energy drinks, Reign® Total Body Fuel high performance energy drinks, Bang Energy® drinks and Monster Tour Water® (ii) Strategic Brands segment, which is primarily comprised of the various energy drink brands acquired from TCCC in 2015 as well as the Company’s affordable energy brands, (iii) Alcohol Brands segment, which is primarily comprised of the various craft beers and hard seltzers purchased as part of the CANarchy Transaction on February 17, 2022 as well as The Beast UnleashedTM FMBs and (iv) Other segment, which is primarily comprised of the AFF Third-Party Products.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The net revenues derived from the Company’s reportable segments and other financial information related thereto for the three- and nine-months ended September 30, 2023 and 2022 were as follows:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net sales:
Monster Energy® Drinks[1]	$1,708,242	$1,502,219	$4,956,797	$4,444,755
Strategic Brands	98,763	88,802	284,810	260,536
Alcohol Brands[2]	42,326	26,818	149,692	74,472
Other	6,697	6,447	18,620	18,356
Corporate and unallocated	—	—	—	—
	$1,856,028	$1,624,286	$5,409,919	$4,798,119

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating Income:
Monster Energy® Drinks[1]	$603,670	$492,534	$1,762,410	$1,388,815
Strategic Brands	52,730	47,282	159,639	145,977
Alcohol Brands[2]	(11,734)	(10,262)	(25,193)	(19,873)
Other	1,296	977	2,654	3,138
Corporate and unallocated	(135,435)	(112,601)	(380,114)	(327,688)
	$510,527	$417,930	$1,519,396	$1,190,369

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Income before tax:
Monster Energy® Drinks[1]	$604,688	$493,486	$1,765,018	$1,391,026
Strategic Brands	52,746	47,319	159,683	146,082
Alcohol Brands[2]	(11,757)	(10,124)	(25,208)	(19,620)
Other	1,315	977	2,679	3,139
Corporate and unallocated	(65,108)	(111,579)	(283,766)	(342,190)
	$581,884	$420,079	$1,618,406	$1,178,437

(1)	Includes $10.0 million for both the three-months ended September 30, 2023 and 2022 related to the recognition of deferred revenue. Includes $30.0 million for both the nine-months ended September 30, 2023 and 2022 related to the recognition of deferred revenue.
(2)	For the nine-months ended September 30, 2022, effectively from February 17, 2022 to September 30, 2022.

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Depreciation and amortization:
Monster Energy® Drinks	$10,023	$7,773	$27,830	$24,035
Strategic Brands	199	234	616	709
Alcohol Brands	3,816	3,713	11,973	9,679
Other	50	1,121	1,224	3,345
Corporate and unallocated	3,891	2,768	8,721	8,272
	$17,979	$15,609	$50,364	$46,040

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Corporate and unallocated expenses for the three-months ended September 30, 2023 include $82.7 million of payroll costs, of which $17.4 million was attributable to stock-based compensation expenses (see Note 15 “Stock-Based Compensation”), as well as $27.3 million attributable to professional service expenses, including accounting and legal costs, and $25.4 million of other operating expenses.

Corporate and unallocated expenses for the three-months ended September 30, 2022 include $69.4 million of payroll costs, of which $16.2 million was attributable to stock-based compensation expenses (see Note 15 “Stock-Based Compensation”), as well as $26.0 million attributable to professional service expenses, including accounting and legal costs, and $17.2 million of other operating expenses.

Corporate and unallocated expenses for the nine-months ended September 30, 2023 include $245.5 million of payroll costs, of which $51.1 million was attributable to stock-based compensation expenses (see Note 15 “Stock-Based Compensation”), as well as $74.7 million attributable to professional service expenses, including accounting and legal costs, and $59.9 million of other operating expenses.

Corporate and unallocated expenses for the nine-months ended September 30, 2022 include $207.6 million of payroll costs, of which $48.5 million was attributable to stock-based compensation expenses (see Note 15 “Stock-Based Compensation”), as well as $69.3 million attributable to professional service expenses, including accounting and legal costs, and $50.8 million of other operating expenses.

Coca-Cola Europacific Partners accounted for approximately 14% and 12% of the Company’s net sales for the three-months ended September 30, 2023 and 2022, respectively. Coca-Cola Europacific Partners accounted for approximately 13% of the Company’s net sales for both the nine-months ended September 30, 2023 and 2022.

Coca-Cola Consolidated, Inc. accounted for approximately 10% and 11% of the Company’s net sales for the three-months ended September 30, 2023 and 2022, respectively. Coca-Cola Consolidated, Inc. accounted for approximately 10% of the Company’s net sales for both the nine-months ended September 30, 2023 and 2022.

Reyes Holdings, LLC accounted for approximately 9% and 10% of the Company’s net sales for the three-months ended September 30, 2023 and 2022, respectively. Reyes Holdings, LLC accounted for approximately 9% and 10% of the Company’s net sales for the nine-months ended September 30, 2023 and 2022, respectively.

Net sales to customers outside the United States amounted to $733.7 million and $610.6 million for the three-months ended September 30, 2023 and 2022, respectively. Such sales were approximately 40% and 38% of net sales for the three-months ended September 30, 2023 and 2022, respectively. Net sales to customers outside the United States amounted to $2.07 billion and $1.81 billion for the nine-months ended September 30, 2023 and 2022, respectively. Such sales were approximately 38% of net sales for both the nine-months ended September 30, 2023 and 2022.

Goodwill and other intangible assets for the Company’s reportable segments as of September 30, 2023 and December 31, 2022 were as follows:

	September 30,	December 31,
	2023	2022
Goodwill and other intangible assets:
Monster Energy® Drinks	$1,667,462	$1,424,212
Strategic Brands	982,311	979,896
Alcohol Brands	227,615	233,140
Other	—	1,103
	$2,877,388	$2,638,351

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

19.	RELATED PARTY TRANSACTIONS

TCCC controls approximately 19.6% of the voting interests of the Company. The TCCC Subsidiaries, the TCCC Related Parties and certain TCCC independent bottlers/distributors purchase and distribute the Company’s products in domestic and certain international markets. The Company also pays TCCC a commission based on certain sales within the TCCC distribution network.

TCCC commissions, based on sales to the TCCC Subsidiaries and the TCCC Related Parties, were $21.4 million and $12.8 million for the three-months ended September 30, 2023 and 2022, respectively, and are included as a reduction to net sales. TCCC commissions, based on sales to the TCCC Subsidiaries and the TCCC Related Parties, were $55.2 million and $41.3 million for the nine-months ended September 30, 2023 and 2022, respectively, and are included as a reduction to net sales.

TCCC commissions, based on sales to TCCC independent bottlers/distributors, were $8.8 million and $5.5 million for the three-months ended September 30, 2023 and 2022, respectively, and are included in operating expenses. TCCC commissions, based on sales to TCCC independent bottlers/distributors, were $25.7 million and $24.4 million for the nine-months ended September 30, 2023 and 2022, respectively, and are included in operating expenses.

Net sales to the TCCC Subsidiaries for the three-months ended September 30, 2023 and 2022 were $40.2 million and $36.6 million, respectively. Net sales to the TCCC Subsidiaries for the nine-months ended September 30, 2023 and 2022 were $108.4 million and $95.0 million, respectively.

The Company also purchases concentrates from TCCC, which are then sold to certain of the Company’s bottlers/distributors. Concentrate purchases from TCCC were $7.8 million and $6.5 million for the three-months ended September 30, 2023 and 2022, respectively. Concentrate purchases from TCCC were $22.5 million and $21.5 million for the nine-months ended September 30, 2023 and 2022, respectively.

Certain TCCC Subsidiaries also contract manufacture certain of the Company’s energy drinks. Such contract manufacturing expenses were $10.1 million and $9.1 million for the three-months ended September 30, 2023 and 2022, respectively. Such contract manufacturing expenses were $25.1 million and $23.1 million for the nine-months ended September 30, 2023 and 2022, respectively.

Accounts receivable, accounts payable, accrued promotional allowances and accrued liabilities related to the TCCC Subsidiaries were as follows at:

	September 30,	December 31,
	2023	2022
Accounts receivable, net	$138,987	$88,169
Accounts payable	$(49,937)	$(35,467)
Accrued promotional allowances	$(13,256)	$(11,222)
Accrued liabilities	$(21,789)	$(14,733)

One director of the Company through certain trusts, and a family member of one director are the principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the three-months ended September 30, 2023 and 2022 were $0.9 million and $1.3 million, respectively. Expenses incurred with such company in connection with promotional materials purchased during the nine-months ended September 30, 2023 and 2022 were $3.0 million and $4.7 million, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company occasionally charters a private aircraft that is indirectly owned by Mr. Rodney C. Sacks, Co-Chief Executive Officer and Chairman of the Board of Directors. On certain occasions, Mr. Sacks is accompanied by guests and other Company personnel when using such aircraft for business travel. During the three-months ended September 30, 2023, the Company incurred costs of $0.10 million, amounts the Company believes is commensurate with market rates for comparable travel. No amounts were incurred during the three-months ended September 30, 2022. During the nine-months ended September 30, 2023 and 2022, the Company incurred costs of $0.13 million and $0.08 million, respectively, amounts the Company believes is commensurate with market rates for comparable travel.

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

Bang Energy®

On July 31, 2023, we completed our acquisition of substantially all of the assets of Vital Pharmaceuticals, Inc. and its debtor affiliates (collectively, “Bang Energy”) (the “Bang Transaction”). The acquired assets primarily include Bang Energy® drinks and a beverage production facility in Phoenix, AZ.

Inventory purchased as part of the Bang Transaction was recorded at fair value. Certain of the purchased inventory was subsequently sold in the three-months ended September 30, 2023 and was recognized through cost of sales at fair value (the “Bang Inventory Step-Up”). Gross profit was negatively impacted by approximately $7.8 million during the three-months ended September 30, 2023 as a result.

During the three-months ended September 30, 2023, in connection with the Bang Transaction, we recorded a gain of $45.4 million in interest and other income (expense), net within the condensed consolidated statements of income and reported within the Corporate and Unallocated segment (the “Bang Transaction Gain”).

During the three- and nine-months ended September 30, 2023, we incurred approximately $8.0 million and $15.1 million, respectively, of acquisition costs related to the Bang Transaction (the “Bang Transaction Expenses”).

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

Pricing Actions

We implemented a price increase effective September 1, 2022 in the United States and implemented price increases at various times in certain international markets during 2022 and the first, second and third quarters of 2023 (the “Pricing Actions”), all of which positively impacted gross profit margins in the third quarter of 2023.

Gross Profit Margins

Gross profit as a percentage of net sales for the three-months ended September 30, 2023 improved to 53.0% (53.4% exclusive of the Bang Inventory Step-Up) from 51.3% for the comparative three-months ended September 30, 2022. This improvement was primarily attributable to (i) Pricing Actions, (ii) a reduction in certain freight-in costs and (iii) decreased aluminum can costs.

Overview

We develop, market, sell and distribute energy drink beverages and concentrates for energy drink beverages, primarily under the following brand names:

● Monster Energy®	● NOS®
● Monster Energy Ultra®	● Full Throttle®
● Monster Rehab®	● Burn®
● Monster Energy® Nitro	● Mother®
● Java Monster®	● Nalu®
● Punch Monster®	● Ultra Energy®
● Juice Monster®	● Play® and Power Play® (stylized)
● Monster Hydro® Energy Water	● Relentless®
● Monster Hydro® Super Sport	● BPM®
● Monster Super Fuel®	● BU®
● Monster Dragon Tea®	● Gladiator®
● Reign® Total Body Fuel	● Samurai®
● Reign Inferno® Thermogenic Fuel	● Live+®
● Reign StormTM	● Predator®
● True North®	● Fury®
● Burn®	● Bang Energy®

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

We have four operating and reportable segments: (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is primarily comprised of our Monster Energy® drinks, Reign StormTM total wellness energy drinks, Reign® Total Body Fuel high performance energy drinks, Bang Energy® drinks and Monster Tour Water® (ii) Strategic Brands segment (“Strategic Brands”), which is primarily comprised of the various energy drink brands acquired from The Coca-Cola Company (“TCCC”) in 2015 as well as our affordable energy brands, (iii) Alcohol Brands segment (“Alcohol Brands”), which is primarily comprised of the various craft beers and hard seltzers purchased as part of our acquisition of CANarchy Craft Brewery Collective LLC (“CANarchy”) on February 17, 2022 (the “CANarchy Transaction”) as well as The Beast UnleashedTM FMBs and (iv) Other segment (“Other”), which is primarily comprised of certain products sold by American Fruits and Flavors LLC (“AFF”), a wholly-owned subsidiary of the Company, to independent third-party customers (the “AFF Third-Party Products”).

During the three-months ended September 30, 2023, we continued to expand our existing drink portfolio by adding additional products to our portfolio in a number of countries and further developed our distribution markets. During the three-months ended September 30, 2023, we sold the following new products to our customers:

●	Bang Energy® Black Cherry Vanilla
●	Bang Energy® Blue Razz®
●	Bang Energy® Candy Apple Crisp®
●	Bang Energy® Cotton Candy
●	Bang Energy® Delish Strawberry KissTM
●	Bang Energy® Peach Mango
●	Bang Energy® Purple HazeTM
●	Bang Energy® Radical Skadattle®
●	Bang Energy® Rainbow Unicorn®
●	Bang Energy® Sour Heads®
●	Bang Energy® Star Blast®

●	Bang Energy® Wyldin’ WatermelonTM
●	Mother® Rainbow Sherbet
●	NOS® Zero Sugar

In the normal course of business, we discontinue certain products and/or product lines. Those products or product lines discontinued in the three- and nine-months ended September 30, 2023, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Our net sales of $1.86 billion for the three-months ended September 30, 2023 represented record sales for our third fiscal quarter. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $29.2 million for the three-months ended September 30, 2023.

The vast majority of our net sales are derived from our Monster Energy® Drinks segment. Net sales of our Monster Energy® Drinks segment were $1.71 billion for the three-months ended September 30, 2023. Net sales of our Strategic Brands segment were $98.8 million for the three-months ended September 30, 2023. Net sales of our Alcohol Brands segment were $42.3 million for the three-months ended September 30, 2023. Net sales of our Other segment were $6.7 million for the three-months ended September 30, 2023.

Our Monster Energy® Drinks segment represented 92.0% and 92.5% of our net sales for the three-months ended September 30, 2023 and 2022, respectively. Our Strategic Brands segment represented 5.3% and 5.5% of our net sales for the three-months ended September 30, 2023 and 2022, respectively. Our Alcohol Brands segment represented 2.3% and 1.7% of our net sales for the three-months ended September 30, 2023 and 2022, respectively. Our Other segment represented 0.4% and 0.3% of our net sales for the three-months ended September 30, 2023 and 2022, respectively.

Our growth strategy includes further developing our domestic markets, expanding our international business and growing our business into new sectors, such as the alcohol beverage sector. Net sales to customers outside the United States were $733.7 million for the three-months ended September 30, 2023, an increase of approximately $123.1 million, or 20.2% higher than net sales to customers outside of the United States of $610.6 million for the three-months ended September 30, 2022. Such sales were approximately 40% and 38% of net sales for the three-months ended September 30, 2023 and 2022, respectively. Net changes in foreign currency exchange rates had an unfavorable impact on net sales to customers outside of the United States of approximately $29.2 million for the three-months ended September 30, 2023. Net sales to customers outside the United States, on a foreign currency adjusted basis, increased 24.9% for the three-months ended September 30, 2023.

Our non-alcohol customers are primarily full service beverage bottlers/distributors, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience and gas chains, foodservice customers, value stores, e-commerce retailers and the military. Our alcohol customers are primarily beer distributors who in turn sell to retailers within the alcohol distribution system. Percentages of our gross billings to our various customer types for the three- and nine-months ended September 30, 2023 and 2022 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such bottlers/distributors’ sales to their own customers.

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
U.S. full service bottlers/distributors	46%	48%	47%	48%
International full service bottlers/distributors	41%	39%	40%	39%
Club stores and e-commerce retailers	8%	9%	8%	9%
Retail grocery, direct convenience, specialty chains and wholesalers	2%	2%	2%	2%
Alcohol, value stores and other	3%	2%	3%	2%

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

Coca-Cola Europacific Partners accounted for approximately 14% and 12% of our net sales for the three-months ended September 30, 2023 and 2022, respectively. Coca-Cola Europacific Partners accounted for approximately 13% of our net sales for both the nine-months ended September 30, 2023 and 2022.

Coca-Cola Consolidated, Inc. accounted for approximately 10% and 11% of our net sales for the three-months ended September 30, 2023 and 2022, respectively. Coca-Cola Consolidated, Inc. accounted for approximately 10% of our net sales for both the nine-months ended September 30, 2023 and 2022.

Reyes Holdings, LLC accounted for approximately 9% and 10% of our net sales for the three-months ended September 30, 2023 and 2022, respectively. Reyes Holdings, LLC accounted for approximately 9% and 10% of our net sales for the nine-months ended September 30, 2023 and 2022, respectively.

Results of Operations

The following table sets forth key statistics for the three- and nine-months ended September 30, 2023 and 2022.

	Three-Months Ended		Percentage	Nine-Months Ended		Percentage
(In thousands, except per share amounts)	September 30,		Change	September 30,		Change
	2023	2022	23 vs. 22	2023	2022	23 vs. 22
Net sales[1]	$1,856,028	$1,624,286	14.3%	$5,409,919	$4,798,119	12.8%
Cost of sales	872,265	790,561	10.3%	2,554,086	2,407,867	6.1%
Gross profit*[1]	983,763	833,725	18.0%	2,855,833	2,390,252	19.5%
Gross profit as a percentage of net sales	53.0%	51.3%		52.8%	49.8%

Operating expenses	473,236	415,795	13.8%	1,336,437	1,199,883	11.4%
Operating expenses as a percentage of net sales	25.5%	25.6%		24.7%	25.0%

Operating income[1]	510,527	417,930	22.2%	1,519,396	1,190,369	27.6%
Operating income as a percentage of net sales	27.5%	25.7%		28.1%	24.8%

Interest and other income (expense), net	71,357	2,149	3,220.5%	99,010	(11,932)	929.8%

Income before provision for income taxes[1]	581,884	420,079	38.5%	1,618,406	1,178,437	37.3%

Provision for income taxes	129,190	97,692	32.2%	354,397	288,487	22.8%

Income taxes as a percentage of income before taxes	22.2%	23.3%		21.9%	24.5%

Net income	$452,694	$322,387	40.4%	$1,264,009	$889,950	42.0%
Net income as a percentage of net sales	24.4%	19.8%		23.4%	18.5%

Net income per common share:
Basic	$0.43	$0.31	41.3%	$1.21	$0.84	43.4%
Diluted	$0.43	$0.30	41.3%	$1.19	$0.83	43.3%

Energy drink case sales (in thousands) (in 192‑ounce equivalents)	203,087	182,460	11.3%	583,937	535,451	9.1%

1Includes $10.0 million for both the three-months ended September 30, 2023 and 2022 related to the recognition of deferred revenue. Includes $30.0 million for both the nine-months ended September 30, 2023 and 2022 related to the recognition of deferred revenue.

*Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses. We include out-bound freight and warehouse costs in operating expenses rather than in cost of sales.

Three-Months Ended September 30, 2023 Compared to the Three-Months Ended September 30, 2022.

Net Sales

Net Sales. Net sales were $1.86 billion for the three-months ended September 30, 2023, an increase of approximately $231.7 million, or 14.3% higher than net sales of $1.62 billion for the three-months ended September 30, 2022. Net sales increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand, as well as due to Pricing Actions in certain markets. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $29.2 million for the three-months ended September 30, 2023. Net sales on a foreign currency adjusted basis increased 16.1% for the three-months ended September 30, 2023.

Net sales in EMEA, Asia Pacific (including Oceania), Latin America and the Caribbean were $687.1 million for the three-months ended September 30, 2023, an increase of approximately $123.1 million, or 21.8% higher than net sales in EMEA, Asia Pacific, Latin America and the Caribbean of $564.0 million for the three-months ended September 30, 2022.

Net sales for the Monster Energy® Drinks segment were $1.71 billion for the three-months ended September 30, 2023, an increase of approximately $206.0 million, or 13.7% higher than net sales of $1.50 billion for the three-months ended September 30, 2022. Net sales for the Monster Energy® Drinks segment increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand as well as due to Pricing Actions in certain markets. Net changes in foreign currency exchange rates had an unfavorable impact on net sales for the Monster Energy® Drinks segment of approximately $20.2 million for the three-months ended September 30, 2023. Net sales for the Monster Energy® Drinks segment on a foreign currency adjusted basis increased 15.1% for the three-months ended September 30, 2023.

Net sales for the Strategic Brands segment were $98.8 million for the three-months ended September 30, 2023, an increase of approximately $10.0 million, or 11.2% higher than net sales of $88.8 million for the three-months ended September 30, 2022. Net sales for the Strategic Brands segment increased primarily due to increased sales by volume of our NOS® and Burn® brand energy drinks. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $9.0 million for the Strategic Brands segment for the three-months ended September 30, 2023. Net sales for the Strategic Brands segment on a foreign currency adjusted basis increased 21.3% for the three-months ended September 30, 2023. Net sales of concentrates within the Strategic Brands segment tend to have more pronounced fluctuations from period to period as compared to net sales of our finished goods within the Monster Energy Drinks® segment.

Net sales for the Alcohol Brands segment were $42.3 million for the three-months ended September 30, 2023, an increase of approximately $15.5 million, or 57.8% higher than net sales of $26.8 million for the three-months ended September 30, 2022. Net sales of The Beast UnleashedTM FMBs, which launched during the 2023 first quarter in the United States on a rolling state basis, were $19.0 million for the three-months ended September 30, 2023.

Net sales for the Other segment were $6.7 million for the three-months ended September 30, 2023, an increase of approximately $0.3 million, or 3.9% higher than net sales of $6.4 million for the three-months ended September 30, 2022.

Case sales for our energy drink products, in 192-ounce case equivalents, were 203.1 million cases for the three-months ended September 30, 2023, an increase of approximately 20.6 million cases or 11.3% higher than case sales of 182.5 million cases for the three-months ended September 30, 2022. The overall average net sales per case increased to $8.90 for the three-months ended September 30, 2023, which was 2.0% higher than the average net sales per case of $8.72 for the three-months ended September 30, 2022.

Case sales for our craft beers, hard seltzers and FMBs, in 192-ounce equivalents, were 3.0 million cases for the three-months ended September 30, 2023, an increase of approximately 1.3 million cases or 78.9% higher than case sales of 1.7 million cases for the three-months ended September 30, 2022. Barrel sales for our craft beers, hard seltzers and FMBs, in 31 U.S. gallon equivalents, were 0.15 million barrels for the three-months ended September 30, 2023, an increase of approximately 0.07 million barrels or 78.9% higher than barrel sales of 0.08 million barrels for the three-months ended September 30, 2022.

Gross Profit

Gross profit was $983.8 million for the three-months ended September 30, 2023, an increase of approximately $150.0 million, or 18.0% higher than the gross profit of $833.7 million for the three-months ended September 30, 2022. The increase in gross profit dollars was primarily the result of the $231.8 million increase in net sales for the three-months ended September 30, 2023.

Gross profit as a percentage of net sales increased to 53.0% for the three-months ended September 30, 2023 from 51.3% for the three-months ended September 30, 2022. The increase in gross profit as a percentage of net sales for the three-months ended September 30, 2023 was primarily the result of Pricing Actions in certain markets, decreased freight-in costs as well as decreased aluminum can costs. Gross profit as a percentage of gross sales was 53.4% for the three-months ended September 30, 2023, exclusive of the Bang Inventory Step-Up.

Operating Expenses

Total operating expenses were $473.2 million for the three-months ended September 30, 2023, an increase of approximately $57.4 million, or 13.8% higher than total operating expenses of $415.8 million for the three-months ended September 30, 2022.

The increase in operating expenses was primarily due to increased selling and marketing expenses of $19.9 million, increased payroll expenses of $19.3 million (of which $2.1 million was related to the Alcohol Brands segment) and increased travel and entertainment expenses of $8.9 million. Operating expenses as a percentage of net sales for the three-months ended September 30, 2023 were 25.5% as compared to 25.6% for the three-months ended September 30, 2022. Operating expenses for the three-months ended September 30, 2023 included approximately $8.0 million acquisition costs related to the Bang Transaction.

Operating Income

Operating income was $510.5 million for the three-months ended September 30, 2023, an increase of approximately $92.6 million, or 22.2% higher than operating income of $417.9 million for the three-months ended September 30, 2022. Operating income as a percentage of net sales increased to 27.5% for the three-months ended September 30, 2023 from 25.7% for the three-months ended September 30, 2022. The increase in operating income was primarily the result of an increase in net sales, as well as an increase in gross profit as a percentage of net sales.

Operating income was $114.1 million and $89.9 million for the three-months ended September 30, 2023 and 2022, respectively, for our operations in EMEA, Asia Pacific (including Oceania), Latin America and the Caribbean.

Operating income for the Monster Energy® Drinks segment, exclusive of corporate and unallocated expenses, was $603.7 million for the three-months ended September 30, 2023, an increase of approximately $111.1 million, or 22.6% higher than operating income of $492.5 million for the three-months ended September 30, 2022. The increase in operating income for the Monster Energy® Drinks segment was primarily the result of an increase in net sales as well as an increase in gross profit as a percentage of net sales.

Operating income for the Strategic Brands segment, exclusive of corporate and unallocated expenses, was $52.7 million for the three-months ended September 30, 2023, an increase of approximately $5.4 million, or 11.5% higher than operating income of $47.3 million for the three-months ended September 30, 2022. The increase in operating income for the Strategic Brands segment was primarily the result of an increase in net sales.

Operating loss for the Alcohol Brands segment, exclusive of corporate and unallocated expenses, was $11.7 million for the three-months ended September 30, 2023, an increase of approximately $1.5 million, or 14.3% higher than the operating loss of $10.3 million for the three-months ended September 30, 2022. The operating losses for the three-months ended September 30, 2023 were primarily due to expenses and infrastructure investments for the expansion of the Alcohol Brands segment.

Operating income for the Other segment, exclusive of corporate and unallocated expenses, was $1.3 million for the three-months ended September 30, 2023, as compared to operating income of $1.0 million for the three-months ended September 30, 2022.

Interest and Other Income (expense), net

Interest and other non-operating income (expense), net, was $71.4 million for the three-months ended September 30, 2023, as compared to interest and other non-operating income (expense), net, of $2.1 million for the three-months ended September 30, 2022. Foreign currency transaction losses were $13.2 million and $6.2 million for the three-months ended September 30, 2023 and 2022, respectively. Interest income was $39.3 million and $9.6 million for the three-months ended September 30, 2023 and 2022, respectively. Interest and other income (expense), net, for the three-months ended September 30, 2023 included the Bang Transaction Gain.

Provision for Income Taxes

Provision for income taxes was $129.2 million for the three-months ended September 30, 2023, an increase of $31.5 million, or 32.2% higher than the provision for income taxes of $97.7 million for the three-months ended September 30, 2022. The effective combined federal, state and foreign tax rate decreased to 22.2% from 23.3% for the three-months ended September 30, 2023 and 2022, respectively. The decrease in the effective tax rate was primarily attributable to an increase in deductible interest expense.

Net Income

Net income was $452.7 million for the three-months ended September 30, 2023, an increase of $130.3 million, or 40.4% higher than net income of $322.4 million for the three-months ended September 30, 2022. The increase in net income for the three-months ended September 30, 2023 was primarily due to the increase in net sales, the increase in the gross profit percentage of net sales, the decrease in the effective combined federal, state and foreign tax rate as well as the Bang Transaction Gain. The increase in net income for the three-months ended September 30, 2023 was partially offset by the Bang Inventory Step-Up and the Bang Transaction Expenses.

Nine-Months Ended September 30, 2023 Compared to the Nine-Months Ended September 30, 2022.

Net Sales

Net Sales. Net sales were $5.41 billion for the nine-months ended September 30, 2023, an increase of approximately $611.8 million, or 12.8% higher than net sales of $4.80 billion for the nine-months ended September 30, 2022. Net sales increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand, as well as due to Pricing Actions in certain markets. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $119.6 million for the nine-months ended September 30, 2023. Net sales on a foreign currency adjusted basis increased 15.2% for the nine-months ended September 30, 2023.

Net sales in EMEA, Asia Pacific (including Oceania), Latin America and the Caribbean for the nine-months ended September 30, 2023 were $1.94 billion, an increase of approximately $253.7 million, or 15.0% higher than net sales in EMEA, Asia Pacific, Latin America and the Caribbean of $1.69 billion for the nine-months ended September 30, 2022.

Net sales for the Monster Energy® Drinks segment were $4.96 billion for the nine-months ended September 30, 2023, an increase of approximately $512.0 million, or 11.5% higher than net sales of $4.44 billion for the nine-months ended September 30, 2022. Net sales for the Monster Energy® Drinks segment increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand as well as due to Pricing Actions in certain markets. Net changes in foreign currency exchange rates had an unfavorable impact on net sales for the Monster Energy® Drinks segment of approximately $105.4 million for the nine-months ended September 30, 2023. Net sales for the Monster Energy® Drinks segment on a foreign currency adjusted basis increased 13.9% for the nine-months ended September 30, 2023.

Net sales for the Strategic Brands segment were $284.8 million for the nine-months ended September 30, 2023, an increase of approximately $24.3 million, or 9.3% higher than net sales of $260.5 million for the nine-months ended September 30, 2022. Net sales for the Strategic Brands segment increased primarily due to increased sales by volume of our Burn®, NOS®, Fury® and Predator® brand energy drinks. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $14.1 million for the Strategic Brands segment for the nine-months ended September 30, 2023. Net sales for the Strategic Brands segment on a foreign currency adjusted basis increased 14.7% for the nine-months ended September 30, 2023. Net sales of concentrates within the Strategic Brands segment tend to have more pronounced fluctuations from period to period as compared to net sales of our finished goods within the Monster Energy Drinks® segment.

Net sales for the Alcohol Brands segment were $149.7 million for the nine-months ended September 30, 2023, an increase of approximately $75.2 million, or 101.0% higher than net sales of $74.5 million for the nine-months ended September 30, 2022. The comparative 2022 net sales for the Alcohol Brands segment were effectively from February 17, 2022 to September 30, 2022, as we completed the CANarchy Transaction on February 17, 2022. Net sales of The Beast UnleashedTM FMBs, which launched during the 2023 first quarter in the United States on a rolling state basis, were $73.0 million for the nine-months ended September 30, 2023.

Net sales for the Other segment were $18.6 million for the nine-months ended September 30, 2023, an increase of approximately $0.3 million, or 1.4% higher than net sales of $18.4 million for the nine-months ended September 30, 2022.

Case sales for our energy drink products, in 192-ounce case equivalents, were 583.9 million cases for the nine-months ended September 30, 2023, an increase of approximately 48.5 million cases or 9.1% higher than case sales of 535.5 million cases for the nine-months ended September 30, 2022. The overall average net sales per case increased to $8.98 for the nine-months ended September 30, 2023, which was 2.2% higher than the average net sales per case of $8.79 for the nine-months ended September 30, 2022.

Case sales for our craft beers, hard seltzers and FMBs, in 192-ounce equivalents, were 10.6 million cases for the nine-months ended September 30, 2023, an increase of approximately 5.8 million cases or 120.1% higher than case sales of 4.8 million cases for the nine-months ended September 30, 2022. Barrel sales for our craft beers, hard seltzers and FMBs, in 31 U.S. gallon equivalents, were 0.5 million barrels for the nine-months ended September 30, 2023, an increase of approximately 0.3 million barrels or 120.1% higher than barrel sales of 0.2 million barrels for the nine-months ended September 30, 2022.

Gross Profit

Gross profit was $2.86 billion for the nine-months ended September 30, 2023, an increase of approximately $465.6 million, or 19.5% higher than the gross profit of $2.39 billion for the nine-months ended September 30, 2022. The increase in gross profit dollars was primarily the result of the $611.8 million increase in net sales for the nine-months ended September 30, 2023.

Gross profit as a percentage of net sales increased to 52.8% for the nine-months ended September 30, 2023 from 49.8% for the nine-months ended September 30, 2022. The increase in gross profit as a percentage of net sales for the nine-months ended September 30, 2023 was primarily the result of Pricing Actions in certain markets, decreased freight-in costs as well as decreased aluminum can costs.

Operating Expenses

Total operating expenses were $1.34 billion for the nine-months ended September 30, 2023, an increase of approximately $136.6 million, or 11.4% higher than total operating expenses of $1.20 billion for the nine-months ended September 30, 2022.

The increase in operating expenses was primarily due to increased selling and marketing expenses of $60.7 million, increased warehouse expenses of $15.3 million, increased travel and entertainment expenses of $9.5 million as well as increased payroll expenses of $59.7 million (of which $10.0 million was related to the Alcohol Brands segment). The increase in operating expenses was partially offset by a decrease in out-bound fuel and freight expenses of $26.6 million for the nine-months ended September 30, 2023. Operating expenses as a percentage of net sales for the nine-months ended September 30, 2023 were 24.7% as compared to 25.0% for the nine-months ended September 30, 2022. Operating expenses for the nine-months ended September 30, 2023, included approximately $15.1 million acquisition costs related to the Bang Transaction.

Operating Income

Operating income was $1.52 billion for the nine-months ended September 30, 2023, an increase of approximately $329.0 million, or 27.6% higher than operating income of $1.19 billion for the nine-months ended September 30, 2022. Operating income as a percentage of net sales increased to 28.1% for the nine-months ended September 30, 2023 from 24.8% for the nine-months ended September 30, 2022. The increase in operating income was primarily the result of an increase in net sales, as well as an increase in gross profit as a percentage of net sales.

Operating income was $322.0 million and $244.3 million for the nine-months ended September 30, 2023 and 2022, respectively, for our operations in EMEA, Asia Pacific (including Oceania), Latin America and the Caribbean.

Operating income for the Monster Energy® Drinks segment, exclusive of corporate and unallocated expenses, was $1.76 billion for the nine-months ended September 30, 2023, an increase of approximately $373.6 million, or 26.9% higher than operating income of $1.39 billion for the nine-months ended September 30, 2022. The increase in operating income for the Monster Energy® Drinks segment was primarily the result of an increase in net sales as well as an increase in gross profit as a percentage of net sales.

Operating income for the Strategic Brands segment, exclusive of corporate and unallocated expenses, was $159.6 million for the nine-months ended September 30, 2023, an increase of approximately $13.7 million, or 9.4% higher than operating income of $146.0 million for the nine-months ended September 30, 2022. The increase in operating income for the Strategic Brands segment was primarily the result of an increase in net sales.

Operating loss for the Alcohol Brands segment, exclusive of corporate and unallocated expenses, was $25.2 million for the nine-months ended September 30, 2023, an increase of approximately $5.3 million, or 26.8% higher than operating loss of $19.9 million for the nine-months ended September 30, 2022 (effectively from February 17, 2022 to September 30, 2022). The operating losses for the nine-months ended September 30, 2023 were primarily due to expenses and infrastructure investments for the expansion of the Alcohol Brands segment.

Operating income for the Other segment, exclusive of corporate and unallocated expenses, was $2.7 million for the nine-months ended September 30, 2023, as compared to operating income of $3.1 million for the nine-months ended September 30, 2022.

Interest and Other Income (Expense), net

Interest and other non-operating income (expense), net, was $99.0 million for the nine-months ended September 30, 2023, as compared to interest and other non-operating income (expense), net, of ($11.9) million for the nine-months ended September 30, 2022. Foreign currency transaction losses were $38.6 million and $22.9 million for the nine-months ended September 30, 2023 and 2022, respectively. Interest income was $92.1 million and $14.8 million for the nine-months ended September 30, 2023 and 2022, respectively. Interest and other income (expense), net, for the nine-months ended September 30, 2023 included the Bang Transaction Gain.

Provision for Income Taxes

Provision for income taxes was $354.4 million for the nine-months ended September 30, 2023, an increase of $65.9 million, or 22.8% higher than the provision for income taxes of $288.5 million for the nine-months ended September 30, 2022. The effective combined federal, state and foreign tax rate decreased to 21.9% from 24.5% for the nine-months ended September 30, 2023 and 2022, respectively. The decrease in the effective tax rate was primarily attributable to the increase in the stock compensation deduction and the increase in deductible interest expense in the nine-months ended September 30, 2023.

Net Income

Net income was $1.26 billion for the nine-months ended September 30, 2023, an increase of $374.1 million, or 42.0% higher than net income of $890.0 million for the nine-months ended September 30, 2022. The increase in net income for the nine-months ended September 30, 2023 was primarily due to the increase in net sales, the increase in the gross profit percentage of net sales as well as the decrease in the effective combined federal, state and foreign tax rate.

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

Non-GAAP Financial Measures and Other Key Metrics

Gross Billings**

Gross billings were $2.15 billion for the three-months ended September 30, 2023, an increase of approximately $281.9 million, or 15.1% higher than gross billings of $1.87 billion for the three-months ended September 30, 2022. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings of approximately $24.3 million for the three-months ended September 30, 2023.

Gross billings for the Monster Energy® Drinks segment were $1.99 billion for the three-months ended September 30, 2023, an increase of approximately $252.9 million, or 14.6% higher than gross billings of $1.73 billion for the three-months ended September 30, 2022. Gross billings for the Monster Energy® Drinks segment increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand as well as due to Pricing Actions in certain markets. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings for the Monster Energy® Drinks segment of approximately $15.5 million for the three-months ended September 30, 2023.

Gross billings for the Strategic Brands segment were $112.5 million for the three-months ended September 30, 2023, an increase of $12.9 million, or 13.0% higher than gross billings of $99.6 million for the three-months ended September 30, 2022. Gross Billings for the Strategic Brands segment increased primarily due to increased sales by volume of our Burn® and NOS® brand energy drinks. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings in the Strategic Brands segment of approximately $8.8 million for the three-months ended September 30, 2023.

Gross billings for the Alcohol Brands segment were $43.1 million for the three-months ended September 30, 2023, an increase of approximately $15.9 million, or 58.2% higher than gross billings of $27.3 million for the three-months ended September 30, 2022. Gross Billings of The Beast UnleashedTM FMBs, which launched during the 2023 first quarter in the United States on a rolling state basis, were $19.3 million for the three-months ended September 30, 2023.

Gross billings for the Other segment were $6.7 million for the three-months ended September 30, 2023, an increase of $0.2 million, or 3.8% higher than gross billings of $6.4 million for the three-months ended September 30, 2022.

Promotional allowances, commissions and other expenses, as described in the footnote below, were $302.8 million for the three-months ended September 30, 2023, an increase of $50.3 million, or 19.9% higher than promotional allowances, commissions and other expenses of $252.6 million for the three-months ended September 30, 2022. Promotional allowances, commissions and other expenses as a percentage of gross billings increased to 14.1% from 13.5% for the three-months ended September 30, 2023 and 2022, respectively.

Gross billings were $6.25 billion for the nine-months ended September 30, 2023, an increase of approximately $730.0 million, or 13.2% higher than gross billings of $5.52 billion for the nine-months ended September 30, 2022. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings of approximately $127.3 million for the nine-months ended September 30, 2023.

Gross billings for the Monster Energy® Drinks segment were $5.75 billion for the nine-months ended September 30, 2023, an increase of approximately $623.9 million, or 12.2% higher than gross billings of $5.13 billion for the nine-months ended September 30, 2022. Gross billings for the Monster Energy® Drinks segment increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand as well as due to Pricing Actions in certain markets. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings for the Monster Energy® Drinks segment of approximately $113.5 million for the nine-months ended September 30, 2023.

Gross billings for the Strategic Brands segment were $322.8 million for the nine-months ended September 30, 2023, an increase of $29.1 million, or 9.9% higher than gross billings of $293.7 million for the nine-months ended September 30, 2022. Gross Billings for the Strategic Brands segment increased primarily due to increased sales by volume of our Burn®, NOS®, Fury® and Predator® brand energy drinks. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings in the Strategic Brands segment of approximately $13.8 million for the nine-months ended September 30, 2023.

Gross billings for the Alcohol Brands segment were $152.3 million for the nine-months ended September 30, 2023, an increase of approximately $76.7 million, or 101.5% higher than gross billings of $75.6 million for the nine-months ended September 30, 2022. The comparative 2022 gross billings for the Alcohol Brands segment were effectively from February 17, 2022 to September 30, 2022 as we completed the CANarchy Transaction on February 17, 2022. Gross billings of The Beast UnleashedTM FMBs, which launched during the 2023 first quarter on the United States on a rolling state basis, were $74.2 million for the nine-months ended September 30, 2023.

Gross billings for the Other segment were $18.6 million for the nine-months ended September 30, 2023, as compared to gross billings of $18.4 million for the nine-months ended September 30, 2022.

Promotional allowances, commissions and other expenses, as described in the footnote below, were $866.0 million for the nine-months ended September 30, 2023, an increase of $118.2 million, or 15.8% higher than promotional allowances, commissions and other expenses of $747.9 million for the nine-months ended September 30, 2022. Promotional allowances, commissions and other expenses as a percentage of gross billings increased to 13.9% from 13.6% for the nine-months ended September 30, 2023 and 2022, respectively.

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

The following table reconciles the non-GAAP financial measure of gross billings with the most directly comparable GAAP financial measure of net sales:

	Three-Months Ended		Percentage	Nine-Months Ended		Percentage
(In thousands)	September 30,		Change	September 30,		Change
	2023	2022	23 vs. 22	2023	2022	23 vs. 22
Gross Billings	$2,148,834	$1,866,888	15.1%	$6,245,968	$5,515,964	13.2%
Deferred Revenue	10,043	9,955	0.9%	29,974	30,026	(0.2)%
Less: Promotional allowances, commissions and other expenses***	302,849	252,557	19.9%	866,023	747,871	15.8%
Net Sales	$1,856,028	$1,624,286	14.3%	$5,409,919	$4,798,119	12.8%

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

Sales

The table below discloses selected quarterly data regarding sales for the three- and nine-months ended September 30, 2023 and 2022, respectively. Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

Sales of our products are expressed in unit case volume. A “unit case” means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings). Unit case volume means the number of unit cases (or unit case equivalents) of finished products or concentrates as if converted into finished products sold by us.

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

Energy Drinks:	Three-Months Ended		Nine-Months Ended
(In thousands, except average net sales per case)	September 30,		September 30,
	2023	2022	2023	2022
Net sales	$1,856,028	$1,624,286	$5,409,919	$4,798,119
Less: Alcohol Brands segment sales	(42,326)	(26,818)	(149,692)	(74,472)
Less: Other segment sales	(6,698)	(6,447)	(18,620)	(18,355)
Adjusted net sales[1]	$1,807,004	$1,591,021	$5,241,607	$4,705,292

Case sales by segment:[1]
Monster Energy® Drinks	165,504	150,961	479,964	447,233
Strategic Brands	37,584	31,499	103,973	88,218
Total case sales	203,088	182,460	583,937	535,451
Average net sales per case - Energy Drinks	$8.90	$8.72	$8.98	$8.79

1Excludes Alcohol Brands segment and Other segment net sales.

Net changes in foreign currency exchange rates had an unfavorable impact on the overall average net sales per case for the three- and nine-months ended September 30, 2023.

Craft Beers, Hard Seltzers and FMBs:	Three-Months Ended		Nine-Months Ended
(In thousands, except average net sales per case)	September 30,		September 30,
	2023	2022	2023	2022
Alcohol Brands segment net sales	$42,326	$26,818	$149,692	$74,472
Case sales	3,034	1,696	10,581	4,807
Average net sales per case - Alcohol Brands	$13.95	$15.81	$14.15	$15.49

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” for additional information related to the increase in sales.

Liquidity and Capital Resources

Cash and cash equivalents, short-term and long-term investments. At September 30, 2023, we had $1.77 billion in cash and cash equivalents, $1.24 billion in short-term investments and $52.6 million in long-term investments, including certificates of deposit, commercial paper, U.S. government agency securities, municipal securities, U.S. treasuries and corporate bonds. We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical organizations) in selecting and maintaining our investments. We regularly assess market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Of our $1.77 billion of cash and cash equivalents held at September 30, 2023, $924.7 million was held by our foreign subsidiaries. No short-term or long-term investments were held by our foreign subsidiaries at September 30, 2023.

We believe that cash available from operations, including our cash resources and access to credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of capital assets, purchases of equipment, purchases of real property, acquisitions and purchases of shares of our common stock, through at least the next 12 months. Based on our current plans, at this time we estimate that capital expenditures (exclusive of common stock repurchases) are likely to be less than $500 million through September 30, 2024. However, future business opportunities may cause a change in this estimate.

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

The following summarizes our cash flows for the nine-months ended September 30, 2023 and 2022 (in thousands):

Net cash provided by (used in):
	2023	2022
Operating activities	$1,283,426	$589,186
Investing activities	$(360,023)	$(57,743)
Financing activities	$(433,793)	$(459,275)

Cash flows provided by operating activities. Cash provided by operating activities was $1.28 billion for the nine-months ended September 30, 2023, as compared with cash provided by operating activities of $589.2 million for the nine-months ended September 30, 2022.

For the nine-months ended September 30, 2023, cash provided by operating activities was primarily attributable to net income earned of $1.26 billion and adjustments for certain non-cash expenses, consisting of $50.4 million of depreciation and amortization, $52.5 million of stock-based compensation, $6.5 million of non-cash lease expense and $2.8 million loss on impairment of intangibles, partially offset by the $45.4 million Bang Transaction Gain. For the nine-months ended September 30, 2023, cash provided by operating activities also increased due to a $109.8 million increase in accounts payable, a $69.8 million decrease in inventories, a $42.4 million increase in accrued promotional allowances, a $24.7 million increase in accrued liabilities, a $8.0 million decrease in prepaid income taxes, a $4.2 million increase in income taxes payable and a $3.5 million increase in accrued compensation. For the nine-months ended September 30, 2023, cash used in operating activities was primarily attributable to a $218.8 million increase in accounts receivable, a $67.4 million increase in prepaid expenses and other assets, a $19.3 million decrease in deferred revenue and a $3.6 million decrease in other liabilities.

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

Cash flows used in investing activities. Cash used in investing activities was $360.0 million for the nine-months ended September 30, 2023 as compared to cash used in investing activities of $57.7 million for nine-months ended September 30, 2022.

For both the nine-months ended September 30, 2023 and 2022, cash provided by investing activities was primarily attributable to sales of available-for-sale investments. For the nine-months ended September 30, 2023, cash used in investing activities included $363.4 million related to the Bang Transaction. For the nine-months ended September 30, 2022, cash used in investing activities included $329.5 million net of cash acquired, related to the CANarchy Transaction. For both the nine-months ended September 30, 2023 and 2022, cash used in investing activities was primarily attributable to purchases of available-for-sale investments. To a lesser extent, for both the nine-months ended September 30, 2023 and 2022, cash used in investing activities also included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software, equipment used for sales and administrative activities, certain leasehold improvements, as well as acquisitions of and/or construction of and/or improvements to real property. We expect to continue to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, leasehold improvements, the acquisition of capital equipment (specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of plant and production equipment required to produce certain of our existing and/or new products) to develop our brand in international markets, acquisitions and for other corporate purposes. From time to time, we may also use cash to purchase additional real property related to our beverage business and/or acquire compatible businesses.

Cash flow used in financing activities. Cash used in financing activities was $433.8 million for the nine-months ended September 30, 2023 as compared to cash used in financing activities of $459.3 million for the nine-months ended September 30, 2022. Cash used in financing activities for both the nine-months ended September 30, 2023 and 2022 was primarily the result of the repurchases of our common stock. Cash provided by financing activities for both the nine-months ended September 30, 2023 and 2022 was primarily attributable to the issuance of our common stock under our stock-based compensation plans.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of September 30, 2023:

	Payments due by period (in thousands)
		Less than	1‑3	3‑5	More than
Obligations	Total	1 year	years	years	5 years
Contractual Obligations[1]	$451,257	$357,971	$86,632	$6,573	$81
Finance Leases	7,452	7,427	25	—	—
Operating Leases	53,952	10,586	15,683	12,398	15,285
Purchase Commitments[2]	269,941	180,921	88,511	509	—
	$782,602	$556,905	$190,851	$19,480	$15,366

1Contractual obligations include our obligations related to sponsorships and other commitments.

2Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms, but are generally satisfied within one year.

In addition, approximately $3.8 million of unrecognized tax benefits have been recorded as liabilities as of September 30, 2023. It is expected that the amount of unrecognized tax benefits will not significantly change within the next 12 months. As of September 30, 2023, we had $0.7 million of accrued interest and penalties related to unrecognized tax benefits.

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

Inflation

We believe inflation did not have a significant impact on our results of operations for the three- and nine-months ended September 30,2023.

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

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside our control and involve a number of risks, uncertainties and other factors, that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

●	Our ability to successfully integrate the Bang Energy® business and recognize the anticipated benefits of the transaction;
●	Our ability to successfully transition the acquired Bang Energy® beverages to the Company’s primary bottlers/distributors;
●	Our ability to procure shelf space, retain customers and increase sales of the acquired Bang Energy® beverages;
●	Our ability to consolidate operations and/or rationalize brands acquired from CANarchy and Bang Energy®;
●	Our ability to achieve profitability within our Alcohol Brands segment;
●	Our ability to absorb, mitigate or pass on cost increases to our bottlers/distributors and/or consumers;
●	The impact of rising costs, interest rates and inflation on the discretionary income of our consumers;
●	Uncertainties associated with an economic slowdown or recession that could negatively impact the financial condition of our customers and could result in a reduced demand for our products;
●	The impact of the military conflict in Ukraine as well as tensions across the Taiwan Straits, Israel and Gaza, including supply chain disruptions, volatility in commodity and energy prices, increased economic uncertainty and escalating geopolitical tensions;
●	Fluctuations in growth and/or growth rates (positive or negative) of the domestic and international energy drink categories generally, including in the convenience and gas channel (which is our largest channel) and the impact on demand for our products resulting from deteriorating economic conditions and/or financial uncertainties;
●	The impact of temporary or permanent facility closures, production slowdowns and disruptions in operations experienced by our manufacturing facilities, our suppliers, and/or bottlers/distributors, and/or co-packers, and/or breweries, including any material disruptions on the production and distribution of our products;
●	Disruption to our and/or our copackers’ manufacturing facilities and operations due to severe weather, natural disasters, climate change, labor-related issues, production difficulties, capacity limitations, or other causes, which could impair our ability to produce or deliver finished products, resulting in a negative impact on our operating results;
●	Our ability to modify our manufacturing facilities to comply with safety, health, environmental, and other regulations;
●	The consolidation of co-packers leading us to increasingly rely on fewer co-packing groups, certain of which account for a large percentage of our co-packing capacity for our Monster Energy® drinks;
●	The impact of logistical issues and delays, including shortages of shipping containers and port of entry congestion;

●	The human and economic consequences of a material reemergence of COVID-19, including new variants, as well as the measures that may be taken by governments and businesses (including the Company and its suppliers, bottlers/distributors, co-packers, and other service providers) and the public at large to limit the spread of COVID-19, including, but not limited to, lockdowns, labor issues, delays, and/or decreased sponsorship, endorsement, sampling, and/or innovation activities, which may have an adverse impact on our business and operations;
●	We have extensive commercial arrangements with TCCC and, as a result, our future performance is substantially dependent on the success of our relationship with TCCC;
●	The impact of TCCC’s bottlers/distributors distributing Coca-Cola brand energy drinks and possible reductions in the number of our SKUs carried by such bottlers/distributors and/or such bottlers/distributors imposing limitations on distributing new product SKUs;
●	The effect of TCCC being one of our significant stockholders and the potential divergence of TCCC’s interests from those of our other stockholders;
●	Our ability to maintain relationships with TCCC system bottlers/distributors and manage their ongoing commitment to focus on our non-alcohol products;
●	Disruption in distribution channels and/or decline in sales due to the termination and/or insolvency of existing and/or new domestic and/or international bottlers/distributors;
●	Lack of anticipated demand for our products in domestic and/or international markets;
●	Fluctuations in our inventory levels or those of our bottlers/distributors, planned or otherwise, and the resultant impact on our revenues;
●	Unfavorable regulations, including taxation, age restrictions imposed on the sale, purchase, or consumption of our products, marketing restrictions, product registration requirements, tariffs, trade restrictions, container size limitations and/or ingredient restrictions;
●	The effect of inquiries from, and/or actions by, state attorneys general, the Federal Trade Commission (the “FTC”), the Food and Drug Administration (the “FDA”), the Bureau of Alcohol, Tobacco, Firearms and Explosives (the “ATF”), municipalities, city attorneys, other government agencies, quasi-government agencies, government officials (including members of U.S. Congress) and/or analogous central and local agencies and other authorities in the foreign countries in which our products are manufactured and/or distributed, into the advertising, marketing, promotion, ingredients, sale and/or consumption of our products, including voluntary and/or required changes to our business practices;
●	Our ability to comply with laws, regulations and evolving industry standards regarding consumer privacy and data use and security, including, but not limited to, with respect to the General Data Protection Regulation and the California Consumer Privacy Act of 2018;
●	Our ability to achieve profitability and/or repatriate cash from certain of our operations outside the United States;
●	Our ability to manage legal and regulatory requirements in foreign jurisdictions, potential difficulties in staffing and managing foreign operations and potentially higher incidence of fraud or corruption and credit risk of foreign customers and/or bottlers/distributors;
●	Changes in U.S. tax laws as a result of any legislation proposed by the U.S. Presidential Administration or U.S. Congress, which may include efforts to change or repeal the 2017 Tax Cuts and Jobs Act and the federal corporate income tax rate reduction;
●	Our ability to produce our products in international markets in which they are sold, thereby reducing freight costs and/or product damages;
●	Our ability to effectively manage our inventories and/or our accounts receivables;
●	Our foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities denominated in currencies other than the U.S. dollar, which will continue to increase as foreign sales increase;
●	The long-term impact of the United Kingdom’s departure from the European Union (or “Brexit”);
●	Changes in accounting standards may affect our reported profitability;
●	Implications of the Organization for Economic Cooperation and Development’s base erosion and profit shifting project;
●	Any proceedings which may be brought against us by the Securities and Exchange Commission (the “SEC”), the FDA, the FTC, the ATF or other governmental agencies or bodies;
●	The outcome and/or possibility of future shareholder derivative actions or shareholder securities litigation that may be filed against us and/or against certain of our officers and directors, and the possibility of other private shareholder litigation;

●	The outcome of product liability or consumer fraud litigation and/or class action litigation (or its analog in foreign jurisdictions) regarding the safety of our products and/or the ingredients in and/or claims made in connection with our products and/or alleging false advertising, marketing and/or promotion, and the possibility of future product liability and/or class action lawsuits;
●	Exposure to significant liabilities due to litigation, legal or regulatory proceedings, including litigation directed at the energy and alcohol beverage industries generally or at the Company in particular;
●	Intellectual property injunctions;
●	Unfavorable resolution of possible tax matters;
●	Uncertainty and volatility in the domestic and global economies, including risk of counterparty default or failure;
●	Our ability to address any significant deficiencies or material weakness in our internal controls over financial reporting;
●	Our ability to continue to generate sufficient cash flows to support our expansion plans and general operating activities;
●	Decreased demand for our products resulting from changes in consumer preferences, including, but not limited to: changes in demand for different packages, sizes and configurations; changes due to perceived health concerns such as obesity, ingredients in our products or packaging, and alcohol abuse; changes due to product safety concerns and/or changes due to decreased consumer discretionary spending power;
●	Adverse publicity surrounding obesity, alcohol consumption, and other health concerns related to our products, product safety and quality, water usage, environmental impact and sustainability, human rights, our culture, workforce and labor and workplace laws;
●	Our ability to meet or comply with sustainability-related expectations, standards, and regulations, including forthcoming rules set forth by the SEC and European Commission;
●	Changes in demand that are weather or season related and/or for other reasons, including changes in product category and/or package consumption and changes in cost and availability of certain key ingredients including aluminum cans, as well as disruptions to the supply chain, as a result of climate change and poor or extreme weather conditions;
●	The impact of unstable political conditions, civil unrest, large scale terrorist acts, the outbreak or escalation of armed hostilities, major natural disasters and extreme weather conditions, or widespread outbreaks of infectious diseases (such as the COVID-19 pandemic), or unforeseen economic and political changes and local or international catastrophic events;
●	The impact on our business of competitive products and pricing pressures and our ability to increase or maintain our market share as a result of actions by competitors, including unsubstantiated and/or misleading claims, false advertising claims and tortious interference, as well as competitors selling misbranded products;
●	The impact on our business of trademark and trade dress infringement proceedings brought against us relating to any of our brands, which could result in an injunction barring us from selling certain of our products and/or require changes to be made to our current trade dress;
●	Our ability to implement and/or maintain price increases, including through reductions in promotional allowances;
●	An inability to achieve volume growth through product and packaging initiatives;
●	Our ability to sustain the current level of sales and/or achieve growth for our Monster Energy® brand energy drinks and/or our other products, including our Strategic Brands and Alcohol Brands;
●	Our ability to implement our growth strategy, including expanding our business in existing and new sectors, such as the alcohol beverage sector;
●	The inherent operational risks presented by the alcohol beverage industry that may not be adequately covered by insurance or lead to litigation relating to alcohol marketing, advertising, or distribution practices, alcohol abuse problems and other health consequences arising from excessive consumption of or other misuse of alcohol, including death;
●	Our inability to transition distribution agreements in our Alcohol Brands segment and/or the impact of higher costs to change distributors for our alcohol beverages;
●	The impact of criticism of our products and/or the energy drink and/or alcohol beverage markets generally and/or legislation enacted (whether as a result of such criticism or otherwise) that restricts the marketing or sale of energy drinks and/or alcohol beverages (including prohibiting the sale of energy and/or alcohol drinks at certain establishments or pursuant to certain governmental programs), limits caffeine or alcohol content in beverages, requires certain product labeling disclosures and/or warnings, imposes excise and/or sales taxes, limits product sizes and/or imposes age restrictions for the sale of energy and/or alcohol drinks;
●	Our ability to comply with and/or resulting lower consumer demand and/or lower profit margins for energy drinks and/or alcohol beverages due to proposed and/or future U.S. federal, state and local laws and regulations and/or proposed or existing

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks during the three-months ended September 30, 2023 compared with the disclosures in Part II, Item 7A of our Form 10-K.

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

Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 14, 2022, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “June 2022 Repurchase Plan”). During the three-months ended September 30, 2023, the Company purchased approximately 3.3 million shares of common stock at an average purchase price of $55.52 per share for a total amount of approximately $182.8 million (excluding broker commissions), which exhausted the availability under the June 2022 Repurchase Plan.

On November 2, 2022, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to an additional $500.0 million of the Company’s outstanding common stock (the “November 2022 Repurchase Plan”). During the three-months ended September 30, 2023, the Company purchased approximately 4.0 million shares of common stock at an average purchase price of $54.26 per share, for a total amount of approximately $217.1 million (excluding broker commissions), under the November 2022 Repurchase Plan. As of November 6, 2023, $282.8 million remained available for repurchase under the November 2022 Repurchase Plan.

The aggregate amount of the Company’s outstanding common stock that remains available for repurchase under all previously authorized repurchase plans is $282.8 million as of November 6, 2023.

The following tabular summary reflects the Company’s repurchase activity during the quarter ended September 30, 2023:

				Maximum Number (or
				Approximate Dollar
			Total Number of	Value) of Shares that
			Shares Purchased	May Yet Be Purchased
	Total Number		as Part of Publicly	Under the Plans or
	of Shares	Average Price	Announced Plans	Programs (In
Period	Purchased	per Share¹	or Programs	thousands)²
Jul 1 – Jul 31, 2023	—	$—	—	$682,838
Aug 1 – Aug 31, 2023	—	$—	—	$682,838
Sep 1 – Sep 30, 2023	7,293,834	$54.83	7,293,834	$282,838

¹Excluding broker commissions paid.

²Net of broker commissions paid.

During the three-months ended September 30, 2023, 135 shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $7,688. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying consolidated balance sheet at September 30, 2023.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

During the three-months ended September 30, 2023, none of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

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

101*

The following financial information from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Income for the three- and nine-months ended September 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Income for the three- and nine-months ended September 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three- and nine-months ended September 30, 2023 and 2022, (v) Condensed Consolidated Statements of Cash Flows for the nine-months ended September 30, 2023 and 2022, and (vi) the Notes to Condensed Consolidated Financial Statements.

104*

The cover page from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION
Registrant

Date: November 6, 2023	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors
and Co-Chief Executive Officer

Date: November 6, 2023	/s/ HILTON H. SCHLOSBERG
Hilton H. Schlosberg
Vice Chairman of the Board of Directors
and Co-Chief Executive Officer