Form 10-K
period 2023-12-31
Monster Beverage Corp
filed 2024-02-29
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $55,372,401,420 computed by reference to the closing sale price for such stock on the Nasdaq Global Select Market on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock, $0.005 par value per share (being the only class of common stock of the registrant), outstanding on February 15, 2024 was 1,040,636,235 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Commission pursuant to Regulation 14A in connection with the registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2023.

MONSTER BEVERAGE CORPORATION

FORM 10-K

PART I

ITEM 1.BUSINESS

When this report uses the words “the Company”, “we”, “us” and “our”, these words refer to Monster Beverage Corporation and its subsidiaries, unless the context otherwise requires. Based in Corona, California, Monster Beverage Corporation is a holding company and conducts no operating business, except through its consolidated subsidiaries. The Company’s subsidiaries primarily develop and market energy drinks.The Company’s subsidiary, CANarchy Craft Brewery Collective LLC (“CANarchy”), was renamed Monster Brewing Company effective January 2024.

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

●     Bang Energy®

●     NOS®

●     Full Throttle®

● Burn® ● Mother® ● Nalu® ● Ultra Energy® ● Play® and Power Play® (stylized) ● Relentless® ● BPM® ● BU® ● Gladiator® ● Samurai® ● Live+® ● Predator® ● Fury®

We also develop, market, sell and distribute still and sparkling waters under the Monster Tour Water® brand name.

We also develop, market, sell and distribute craft beers, hard seltzers and flavored malt beverages (“FMBs”) under a number of brands, including Jai Alai® IPA, Florida ManTM IPA, Dale’s Pale Ale®, Wild Basin® Hard Seltzers, Dallas Blonde®, Deep EllumTM IPA, Perrin Brewing CompanyTM Black Ale, Hop Rising® Double IPA, Wasatch® Apricot Hefeweizen, The Beast Unleashed®, Nasty BeastTM Hard Tea and a host of other brands.

Industry Overview

The “alternative” beverage category combines non-carbonated, ready-to-drink iced teas, lemonades, juice cocktails, single-serve juices and fruit beverages, ready-to-drink dairy and coffee drinks, energy drinks, sports drinks and single-serve still waters (flavored, unflavored and enhanced) with “new age” beverages, including sodas that are considered natural, sparkling juices and flavored sparkling beverages. According to Beverage Marketing Corporation, domestic U.S. wholesale sales in 2023 for the “alternative” beverage category of the market are estimated at approximately $73.4 billion, representing an increase of approximately 5.9% over estimated domestic U.S. wholesale sales in 2022 of approximately $69.3 billion.

Reportable Segments

We have four operating and reportable segments: (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is primarily comprised of our Monster Energy® drinks, Reign Total Body Fuel® high performance energy drinks, Reign Storm® total wellness energy drinks, Bang Energy® drinks and Monster Tour Water®, (ii) Strategic Brands segment (“Strategic Brands”), which is primarily comprised of the various energy drink brands acquired from The Coca-Cola Company (“TCCC”) in 2015 as well as our affordable energy brands, Predator® and Fury®, (iii) Alcohol Brands segment (“Alcohol Brands”), which is comprised of various craft beers, hard seltzers and FMBs and (iv) Other segment (“Other”), which is comprised of certain products sold by American Fruits and Flavors LLC (“AFF”), a wholly-owned subsidiary of the Company, to independent third-party customers (the “AFF Third-Party Products”).

Our Monster Energy® Drinks segment primarily generates net operating revenues by selling ready-to-drink packaged energy drinks primarily to bottlers and full service beverage distributors (“bottlers/distributors”). In some cases, we sell directly to retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, drug stores, foodservice customers, value stores, e-commerce retailers and the military.

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

For certain risks with respect to our beverages see “Part I, Item 1A – Risk Factors” below.

Corporate History

In the 1930s, Hubert Hansen and his sons started a business selling fresh non-pasteurized juices in Los Angeles, California. In 1977, Tim Hansen, one of the grandsons of Hubert Hansen, perceived a demand for shelf stable pasteurized natural juices and juice blends and formed Hansen Foods, Inc. (“HFI”). HFI expanded its product line from juices to include Hansen’s Natural Soda® brand sodas. In 1990, California Co-Packers Corporation (d/b/a Hansen Beverage Company) (“CCC”) acquired certain assets of HFI, including the right to market the Hansen’s® brand name. In 1992, Hansen Natural Corporation acquired the Hansen’s® brand natural soda and apple juice business from CCC. Under our ownership, the Hansen’s® beverage business significantly expanded to include a wide range of beverages within the growing “alternative” beverage category including, in particular, energy drinks. In 2012, we changed our name from Hansen Natural Corporation to Monster Beverage Corporation. In 2015, we acquired various energy brands from TCCC and disposed of our non-energy drink business. In 2016, we completed our acquisition of flavor supplier and long-time business partner AFF. In 2022, we completed our acquisition of Monster Brewing Company, which facilitated our entry into the alcohol beverage sector.

Bang Energy Acquisition

On July 31, 2023, we completed our acquisition of substantially all of the assets of Vital Pharmaceuticals, Inc. and certain of its affiliates (collectively, “Bang Energy”) (the “Bang Transaction”). The acquired assets primarily include the Bang Energy® drink business and a beverage production facility in Phoenix, AZ.

Stock Split

On February 28, 2023, we announced a two-for-one stock split of our common stock to be effected in the form of a 100% stock dividend. The common stock dividend was issued on March 27, 2023 (the “Stock Split”) and our common stock began trading at the split adjusted price on March 28, 2023. Accordingly, all per share amounts, average common stock outstanding, common stock outstanding, common stock repurchased and equity-based compensation presented in the consolidated financial statements and notes in this Form 10-K have been adjusted retroactively, where applicable, to reflect the Stock Split. Stockholders’ equity has been retroactively adjusted, where applicable, to give effect to the Stock Split for all periods presented by reclassifying the par value of the additional shares issued in connection with the Stock Split to common stock from retained earnings and additional paid-in capital.

2023 Product Introductions

During 2023, we continued to expand our existing energy drink portfolio by adding additional products to our portfolio in a number of countries and further developed our distribution markets. During 2023, we sold the following new products to our customers:

●	Bang Energy® Black Cherry Vanilla
●	Bang Energy® Blue Razz®
●	Bang Energy® Candy Apple Crisp®
●	Bang Energy® Cotton Candy
●	Bang Energy® Delish Strawberry KissTM
●	Bang Energy® Peach Mango
●	Bang Energy® Purple HazeTM
●	Bang Energy® Radical Skadattle®
●	Bang Energy® Rainbow Unicorn®
●	Bang Energy® Sour Heads®
●	Bang Energy® Star Blast®
●	Bang Energy® Wyldin’ WatermelonTM
●	Burn® Watermelon Zero Sugar
●	Java Monster® Café Latte
●	Monster Energy® Nitro Cosmic PeachTM
●	Monster Energy® Ultra Strawberry DreamsTM
●	Monster Energy® Zero Sugar
●	Monster® Reserve Kiwi Strawberry
●	Monster Tour Water® Deep Well Water
●	Monster Tour Water® Sparkling Deep Well Water
●	Mother® Rainbow Sherbet
●	Nalu® Cassis Lavender
●	Nalu® Strawberry Rhubarb
●	NOS® Zero Sugar
●	Predator® Punch
●	Rehab® Monster® Wild Berry Tea
●	Reign Storm® Citrus Zest
●	Reign Storm® Guava Strawberry

●	Reign Storm® Harvest Grape
●	Reign Storm® Kiwi Blend
●	Reign Storm® Peach Nectarine
●	Reign Storm® Valencia Orange
●	Relentless® Watermelon Zero Sugar
●	The Beast Unleashed® Mean GreenTM
●	The Beast Unleashed® Peach PerfectTM
●	The Beast Unleashed® Scary BerriesTM
●	The Beast Unleashed® White HazeTM
●	Ultra Energy® Citrus Peach

In the normal course of business, we discontinue certain products and/or product lines. Those products or product lines discontinued in 2023, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Products – Monster Energy® Drinks Segment

Monster Energy® Drinks – a line of carbonated energy drinks. Our Monster Energy® drinks contain vitamins, minerals, nutrients, herbs and other ingredients (collectively, “supplement ingredients”). We offer the following energy drinks under the Monster Energy® drink product line: Monster Energy®, Monster Energy® Zero Sugar, Lo-Carb Monster Energy®, Monster Assault®, Juice Monster® Aussie Style LemonadeTM, Juiced Monster® Bad Apple®, Juice Monster® Khaotic®, Juice Monster® Mango Loco®, Juice Monster® Pacific Punch®, Juice Monster® PapillonTM (Juiced Monster® Monarch in certain countries), Juice Monster® Pipeline Punch®, Juice Monster® Ripper®, Juice Monster® Rio PunchTM, Monster Energy® Import, Monster Energy® Export, M3(stylized)®,  Monster Mule®, Monster Energy Zero Ultra®, Monster Energy Ultra Black®, Monster Energy Ultra Blue®, Monster Energy® Ultra Fantasy Ruby RedTM, Monster Energy Ultra Fiesta® Mango, Monster Energy® Ultra Golden Pineapple®, Monster Energy Ultra Paradise®, Monster Energy® Ultra Peachy Keen®, Monster Energy Ultra Red®, Monster Energy Ultra Rosa®, Monster Energy® Ultra Strawberry DreamsTM, Monster Energy Ultra Sunrise®, Monster Energy Ultra Violet®, Monster Energy Ultra® Watermelon, Monster Energy® Mixxd Punch, Monster Energy® Valentino Rossi, Monster Energy® Lewis Hamilton 44, Monster Energy® Lewis Hamilton 44 Zero Sugar, Monster Energy® Super Cola® (Japan), Monster® (stylized) Reserve Kiwi Strawberry, Monster® (stylized) Reserve Orange Dreamsicle, Monster® (stylized) Reserve Peaches N’ Crème, Monster® (stylized) Reserve Watermelon and Monster® (stylized) Reserve White Pineapple.

Java Monster® Coffee + Energy Drinks – a line of non-carbonated dairy based coffee + energy drinks. We offer the following coffee + energy drinks under the Java Monster® product line: Java Monster® 300 French Vanilla, Java Monster® 300 Mocha, Java Monster® Café Latte, Java Monster® Cold Brew Latte, Java Monster® Cold Brew Sweet Black, Java Monster® Irish Blend®, Java Monster® Irish Crème, Java Monster® Loca Moca®, Java Monster® Mean Bean® and Java Monster® Salted Caramel.

Monster Energy® Nitro – a line of carbonated energy drinks containing nitrous oxide. We offer the following energy drinks under the Monster Energy® Nitro product line: Cosmic Peach and Super Dry.

Monster Tour Water® – a line of deep well still and sparkling waters.

Rehab® Monster® Energy Drinks – a line of non-carbonated energy drinks with electrolytes. We offer the following energy drinks under the Rehab® Monster® product line: Green Tea, Peach Tea, Strawberry Lemonade, Tea + Lemonade, Watermelon and Wild Berry Tea.

Reign Total Body Fuel® High Performance Energy Drinks – a line of high performance energy drinks with BCAA’s, B vitamins, electrolytes and CoQ10 with zero sugar. We offer the following high performance energy drinks under the Reign Total Body Fuel® product line: Cherry Limeade, Lemon Hdz, Lilikoi Lychee, Mang-O-Matic, Melon Mania, Orange Dreamsicle, Peach Fizz, Razzle Berry, Reignbow Sherbet, Sour Gummy Worm, Strawberry Sublime, Tropical Storm and White Gummy Bear.

Reign Inferno® Thermogenic Fuel High Performance Energy Drinks – a line of high performance energy drinks with a thermogenic performance blend in addition to BCAA’s, B vitamins, electrolytes, and CoQ10 with zero sugar. We offer the following high performance energy drinks under the Reign Inferno® Thermogenic Fuel product line: Red Dragon and Watermelon Warlord.

Reign Storm® Total Wellness Energy Drinks – a line of better-for-you energy drinks with natural caffeine, Biotin, Zinc, B vitamins, Vitamin A and Vitamin C, with zero sugar. We offer the following under the Reign Storm® Total Wellness Energy product line: Citrus Zest, Guava Strawberry, Harvest Grape, Kiwi Blend, Peach Nectarine, and Valencia Orange.

Bang Energy® Drinks – a line of better-for-you lifestyle energy drinks with B vitamins, essential amino acids and unique flavor profiles with zero sugar.  We offer the following energy drinks under the Bang Energy® product line: Black Cherry Vanilla, Blue Razz®, Candy Apple Crisp®, Cotton Candy, Delish Strawberry KissTM, Peach Mango, Purple HazeTM, Radical Skadattle®, Rainbow Unicorn®, Sour Heads®, Star Blast® and Wyldin’ WatermelonTM.

Products – Strategic Brands Segment

BPM® – a line of carbonated energy drinks. We offer the following energy drinks under the BPM® product line: Focus Berry Red, Focus Mango and Revive Peach.

BU® – a line of carbonated energy drinks. We offer the following energy drinks under the BU® product line: Island Punch and Original.

Burn® – a line of carbonated energy drinks. We offer the following energy drinks under the Burn® product line: Apple Kiwi, Blue, Dark Energy, Fruit Punch, Guava, Mango, Original, Passion Punch, Peach, Peach Mango, Pineapple, Royal, Sour Twist, Watermelon Zero Sugar, Yellow and Zero Raspberry.

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

Mother® – a line of carbonated energy drinks. We offer the following energy drinks under the Mother® product line: Epic Swell, Frosty Berry, Kicked Apple, Kiwi Sublime, Lava Guava, Original, Passion, Rainbow Sherbet, Sugar Free, Tropical Blast and Zero Sugar Razzle Berry.

Nalu® – a line of carbonated energy drinks. We offer the following energy drinks under the Nalu® product line: Black Tea & Passion Fruit, Cassis Lavender, Exotic, Frost, Green Tea & Ginger, Hibiscus Rooibos, Melon Splash, Original, Passion and Strawberry Rhubarb.

NOS® – a line of carbonated energy drinks. We offer the following energy drinks under the NOS® product line: GT Grape, Original, Sonic Sour and Zero Sugar.

Play® and Power Play® (stylized) – a line of carbonated energy drinks. We offer the following energy drinks under the Play® and Power Play® (stylized) product line: Apple Kiwi, Fruit Punch, Mango, Passion Fruit, Peach, Original and Sugar Free.

Predator® – a line of affordable carbonated energy drinks. We offer the following energy drinks under the Predator® product line: Gold Strike, Malt Smash, Mango Mayhem, Mean Green, Peach, Punch, Purple Rain, Red Apple, Spicy Ginger and Tropical.

Relentless® – a line of carbonated energy drinks. We offer the following energy drinks under the Relentless® product line: Cherry, Origin, Passion Punch, Peach Zero Sugar, Raspberry Zero Sugar and Watermelon Zero Sugar.

Samurai® – a line of carbonated energy drinks. We offer the following energy drinks under the Samurai® product line: Fruity and Strawberry.

Ultra Energy® –a line of carbonated energy drinks. We offer the following energy drinks under the Ultra Energy® product line: Apple Kiwi, Citrus Peach, Original, Passion Punch and Peach Mango.

Products – Alcohol Brands Segment

Cigar CityTM – a line of craft beers. We offer the following brands under the Cigar CityTM brand family: Jai Alai®, Florida ManTM, and others.

Oskar BluesTM – a line of craft beers. We offer the following brands under the Oskar BluesTM brand family: Dale’s Pale Ale®, Dale’s Light Lager, Double Dale’s and others.

Deep EllumTM – a line of craft beers. We offer the following brands under the Deep EllumTM brand family: Dallas Blonde®, Deep EllumTM IPA, and others.

Squatters® – a line of craft beers. We offer the following brands under the Squatters® brand family: Hop Rising® Double IPA, and others.

Wild BasinTM – a line of craft hard seltzers. We offer the following flavors under the Wild BasinTM product line: Lemon, Grapefruit, Peach, Watermelon and others.

Wasatch® – a line of craft beers. We offer a number of brands under the Wasatch® brand family including Apricot Hefeweizen and others.

Perrin – a line of craft beers. We offer a number of brands under the Perrin brand family including Black Ale and others.

The Beast Unleashed® – a line of FMBs. We offer the following flavors under The Beast Unleashed® brand family: Mean GreenTM, Peach PerfectTM, Scary BerriesTM, and White HazeTM.

Nasty BeastTM Hard Tea – a line of FMBs. We offer the following flavors under the Nasty BeastTM brand family: Original, Tea + Lemonade, Peach and Green Tea.

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

Products – Packaging

Our products are packaged in a variety of different package types and sizes including, but not limited to, aluminum cans, aluminum cap cans, sleek aluminum cans, aluminum cans with re-sealable ends, kegs as well as to a limited extent, polyethylene terephthalate (PET) plastic bottles.

Manufacture and Distribution

AFF develops and manufactures the primary flavors for our Monster Energy® Drinks segment at its facilities in California and Athy, Ireland.

In 2023, we continued to outsource the manufacturing process for the majority of our finished goods energy drink products to third-party bottlers and contract packers. We also began production at our facility in Norwalk, CA in January 2024. In addition, as part of the Bang Transaction, we acquired a manufacturing facility in Phoenix, AZ, where we manufacture Bang Energy® drinks and are planning to manufacture certain of our other energy drink products at this facility.

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

For our Strategic Brands segment, we primarily purchase concentrates and/or beverage bases from ingredient suppliers including TCCC, which are then sold to certain of our various third-party bottlers/distributors. The third-party bottlers/distributors are responsible for the manufacture and packaging of the finished products, including the procurement of all other required ingredients and packaging materials.

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

For our Alcohol Brands segment, we purchase cans, cartons, hops, malt, yeast, sugar, ethanol and other additives and flavorings and packaging materials from ingredient and raw material suppliers to be used in the brewing, fermentation, and packaging of alcohol beers, hard seltzers and FMBs. We are granted a right-of-use for any kegs used in production from a third-party supplier at a contracted rate per fill.  Most of our alcohol finished goods are manufactured at our owned or leased manufacturing facilities or at third-party co-packers.

Co-Packing Arrangements

A majority of our non-alcohol and certain alcohol finished goods are manufactured by various third-party bottlers and co-packers situated throughout the United States and abroad, under separate arrangements with each party. Our co-packaging arrangements vary in terms and do not generally obligate us to procure minimum quantities of products within specified periods. However, from time to time, we may enter into manufacturing contracts with agreed upon minimum quantities to ensure continuity of supply of certain products in certain territories.

In some instances, subject to agreement, certain equipment may be purchased exclusively by us and/or jointly with our co-packers and installed at their facilities to enable them to produce certain of our products. In certain cases, such equipment remains our property and is required to be returned to us upon termination of the packing arrangements with such co-packers, unless we are reimbursed by the co-packer at the then book value or via a per-case credit over a pre-determined number of cases that are produced at the facilities concerned.

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

Our ability to estimate demand for our products is imprecise, particularly with new products, and may be less precise during periods of rapid growth, including in new markets. If we materially underestimate demand for our products and/or are unable to secure sufficient ingredients or raw materials including, but not limited to, aluminum cans, aluminum cap cans, sleek aluminum cans, aluminum cans with re-sealable ends, to a limited extent PET plastic bottles and caps, labels, flavor ingredients, flavors, juice concentrates, coffee, tea, supplement ingredients, ethanol, other ingredients and certain sweeteners, and/or procure adequate packing arrangements and/or obtain adequate or timely shipment of our products, we might not be able to satisfy demand on a short-term basis. (See “Part I, Item 1A – Risk Factors”).

For certain of our products, there are limited co-packing facilities in our domestic and international markets with adequate capacity and/or suitable equipment to package our products. We believe a short disruption or delay in production would not significantly affect our revenues; however, as alternative co-packing facilities in our domestic and international markets with adequate long-term capacity may not be available for such products, either at commercially reasonable rates and/or within a reasonably short time period, if at all, a lengthy disruption or delay in production of any of such products could significantly affect our revenues.

We continue to actively seek alternative and/or additional co-packing facilities globally with adequate capacity and capability for the production of our various products to minimize transportation costs and transportation-related damages as well as to mitigate the risk of a disruption in production and/or importation.

Distribution Agreements

During 2023, we continued to expand distribution of our products in both our domestic and international markets.

Distribution levels vary by product and geographic location. Net sales outside the United States were $2.71 billion, $2.36 billion and $2.04 billion for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Alcohol Brands Distribution Agreements

Monster Brewing Company has entered into agreements with various beer distributors, both in the United States and, to a limited extent, internationally, providing for the distribution of our alcohol products. Such agreements have varying terms and durations. Monster Brewing Company has also entered into distribution agreements with licensed beer distributors for the exclusive distribution of certain beverages in agreed upon territories.

Raw Materials and Suppliers

The principal raw materials used in the manufacturing of our products are aluminum cans, aluminum cap cans, sleek aluminum cans, aluminum cans with re-sealable ends, to a limited extent PET plastic bottles and caps, kegs, cartons as well as flavors, juice concentrates, glucose, sugar, sucralose, milk, cream, coffee, tea, hops, malt, yeast, ethanol, supplement ingredients and other packaging materials, the costs of which are subject to fluctuations.

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

Important factors affecting our ability to compete successfully include brand and product image, taste and flavor of products, trade and consumer promotions, rapid and effective development of new and unique cutting-edge products, ingredients, production processes, attractive and different packaging, brand exposure and marketing as well as pricing. We depend on our bottlers/distributors to prioritize our products, provide efficient, stable and reliable distribution and secure adequate shelf space in retail outlets. Competitive pressures in the “alternative,” energy, coffee, “functional,” “craft beer” and “beyond beer” (hard seltzers, FMBs, canned cocktails and other ready-to-drink beverages) beverage categories could cause our products to maintain or to lose market share, or we could experience price erosion, which could materially impact our business and results of operations.

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

We are also subject to increasing levels of regulatory issues including in relation to the registration and/or taxation of our products in certain international markets, which may put us at a competitive disadvantage. (See “Government Regulation” below for additional information).

We compete not only for consumer preference, but also for maximum marketing, sales efforts and attention from our multi-brand licensed bottlers and distributors, many of which have a principal affiliation with competing companies and brands. Our products compete with all liquid refreshments and in many cases with products of much larger and in some cases better financed competitors, including the products of numerous nationally and internationally known producers such as TCCC, PepsiCo, Inc. (“PepsiCo”), Keurig Dr. Pepper Inc. (“KDP”) and Red Bull GmbH. From time to time, such larger competitors have entered into distribution agreements with certain other competitors. For example, PepsiCo entered into a long-term distribution arrangement with Celsius Holdings, Inc.  We also compete with companies that are smaller or primarily local in operation. Our products also compete with private-label brands such as those carried by grocery store chains, convenience store chains and club stores.

Domestically, our energy drinks compete directly with Red Bull, Rockstar, MTN Dew Amp and MTN Dew Energy, G Fuel, Venom, 5-Hour Energy Shots, MiO Energy, V8 + Energy, Uptime, hi*ball, CELSIUS, C4, Alani Nu, 3D Energy, ZOA Energy, GHOST Energy, Gatorade Fast Twitch, Prime Energy, Starbucks BAYA Energy, Guayaki Yerba Mate, Adrenaline Shoc, Accelerator Active Energy, Arizona Rx Energy, Bucked Up Energy, XYIENCE Energy and many other brands.

Internationally, our energy drinks compete with Red Bull (including non-carbonated Red Bull in China and Asia), Rockstar, V-Energy, Lucozade, and numerous local and private-label brands that usually differ from country to country, such as HELL, Amper, Shock, Tiger, Fearless, Boost, TNT, Shark, Dragon, Score, Sting, Hot 6, Suntory ZONE, Battery, Bullit, Flash Up, Black, Non-Stop, Bomba, Semtex, Vive 100, Dark Dog, Speed, Guarana, M-150, Lipovitan, Bacchus, Volt, Bolt, Mr. Big, Boom, Raptor, Amp, Fusion, Hi-Tiger, Eastroc Super Drink, Carabao, Power Horse, XL, Crazy Tiger, Effect, Missile, Nocco, Adrenaline Rush, Real Gold, War Horse, BLU, CELSIUS, Eneryeti, GURU Organic Energy, Prime Energy and a host of other international brands.

Our Reign Total Body Fuel®, Reign Inferno® Thermogenic Fuel high performance energy and Bang Energy® drinks compete with Adrenaline Shoc, C4, CELSIUS, NOCCO, Rockstar XDURANCE, Ghost Energy, G Fuel, Bucked Up Energy and 3D in the performance energy category.

Our Reign Storm® Total Wellness Energy product line competes directly with Accelerator Active Energy, Alani Nu, CELSIUS, C4 Smart Energy, UPTIME Energy, and ZOA Energy.

Our Java Monster® product line competes directly with Starbucks Frappuccino, Starbucks Doubleshot, Starbucks Tripleshot and other Starbucks coffee drinks, Costa Coffee, Dunkin Donuts, Stok, High Brew, Douwe Egberts Coffee,

Emmi CAFFÈ, Nescafe, Black Rifle, International Delight, Rise Brewing Co., Black Stag, La Colombe, Super Coffee, Bolthouse Farms and Victor Allen’s Coffee.

Our alcohol products compete within the FMB, hard seltzer, and craft beer categories of the alcohol beverage industry. Competition includes microbreweries, regional brewers, national craft brewers, and large international and domestic producers of beers, FMBs, and hard seltzers such as Molson Coors, Constellation Brands, AB InBev, The Boston Beer Company and The Mark Anthony Group among many others.

Sales and Marketing

Our sales and marketing strategy for all our non-alcohol beverages is to focus our efforts on developing brand awareness through image-enhancing programs and product sampling. We support our non-alcohol brands with prize promotions, price promotions, competitions, endorsements from selected public and sports figures, sports personality endorsements, sampling and sponsorship of selected athletes, teams, series, bands, esports, causes and events. We utilize “push-pull” methods to enhance shelf and display space exposure in sales outlets (including racks, coolers and barrel coolers), advertising, in-store promotions and in-store placement of point-of-sale materials to encourage demand from consumers for our products. In-store posters, outdoor posters, social media, concerts, print, radio and television advertising (directly and through our sponsorships and endorsements) and coupons may also be used to promote our brands. We use our branded vehicles and other promotional vehicles at events where we offer samples of our products to consumers. These strategies and activities may apply to our alcohol products where permitted by applicable laws.

We also manage taprooms and brewpubs adjacent to some of our manufacturing locations where we sell our alcohol products, merchandise, and food to consumers in a branded environment.

We believe that one of the keys to success in the beverage industry is differentiation, making our brands and products visually appealing and distinctive from other beverages on the shelves of retailers. We review our products and packaging on an ongoing basis and, where practical, endeavor to make them different and unique. The labels and graphics for many of our products are redesigned and refreshed from time to time to maximize their visibility and identification, wherever they may be placed in stores, which designs we continue to reevaluate from time to time.

Where appropriate, we partner with our bottlers/distributors and/or retailers to assist our marketing efforts.

We increased expenditures for our sales and marketing programs by approximately 15.8% in the twelve-months ended December 31, 2023 compared to the twelve-months ended December 31, 2022.

Customers

Our non-alcohol customers are primarily full service beverage bottlers/distributors, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, foodservice customers, value stores, e-commerce retailers and the military. Our alcohol customers are primarily beer distributors who in turn sell to retailers within the alcohol distribution system. Percentages of our gross billings to our various customer types for the years ended December 31, 2023, 2022 and 2021 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such bottlers/distributors’ sales to their own customers.

	2023	2022	2021
U.S. full service bottlers/distributors	47%	48%	51%
International full service bottlers/distributors	40%	39%	39%
Club stores and e-commerce retailers	8%	9%	8%
Retail grocery, direct convenience, specialty chains and wholesalers	2%	2%	1%
Alcohol, value stores and other	3%	2%	1%

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

Coca-Cola Consolidated, Inc. accounted for approximately 10%, 11% and 12% of our net sales for the years ended December 31, 2023, 2022 and 2021, respectively.

Reyes Coca-Cola Bottling, LLC accounted for approximately 9%, 9% and 10% of our net sales for the years ended December 31, 2023, 2022 and 2021, respectively.

Coca-Cola Europacific Partners accounted for approximately 13%, 13% and 12% of our net sales for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Intellectual Property

We presently have more than 21,300 registered trademarks and pending applications in various countries worldwide, and we apply for new trademarks on an ongoing basis. We regard our trademarks, service marks, copyrights, domain names, trade dress and other intellectual property as very important to our business. We consider Monster®, Monster Energy®, ®, Monster Energy Ultra®, Unleash the Beast!®, Rehab® Monster®, Java Monster®, Muscle Monster®, Punch Monster®, Juice Monster®, Monster Energy® Nitro, Reign Total Body Fuel®, Reign Inferno®, Reign Storm®, BU®, Nalu®, NOS®, Full Throttle®, Burn®, Mother®, Ultra Energy®, Play® and Power Play® (stylized), Relentless®, Predator®, Fury®, Live+®, BPM®, Gladiator®, Samurai®, Bang Energy®, Monster Tour Water®, Oskar Blues Brewery®, Cigar City®, Deep Ellum Brewing Co®, Perrin Brewing Company®, Squatters®, Wasatch®, Jai Alai®, Dale’s Pale Ale®, Dallas Blonde®, Wild Basin®, Dale’s®, Hop Rising®, The Beast Unleashed® and Nasty BeastTM Hard Tea to be our core trademarks. We also own the intellectual property of our most important flavors for certain of our Monster Energy® Brand energy drinks in perpetuity.

We have registered Monster®, Monster Energy®, ®, Monster Energy Ultra®, Unleash the Beast!®, Rehab® Monster®, Java Monster®, Muscle Monster®, Punch Monster®, Juice Monster®, BU®, Nalu®, Burn®, Mother®, Play®, Power Play® (stylized), Relentless®, Ultra Energy®, BPM®, Predator®, Fury®, Live+®, Gladiator®, Samurai®, Reign®, Reign Total Body Fuel®, Reign Inferno®, Reign Storm®, Bang Energy®, Monster Tour Water®, The Beast Unleashed® and Nasty BeastTM Hard Tea outside of the United States in certain jurisdictions.

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

In addition, the U.S. Food and Drug Administration (the “FDA”) has regulations with respect to serving size information and nutrition labeling on food and beverage products, including a requirement to disclose the amount of added sugars in such products. Further, the U.S. Department of Agriculture promulgated regulations requiring that, as of January 1, 2022, the labels of certain bioengineered foods include a disclosure that the food is bioengineered. These regulations may impact, reduce and/or otherwise affect the purchase and consumption of our products by consumers.

Other countries, such as Argentina, Brazil, Colombia, Ecuador, Honduras, the member states of the Gulf Cooperation Council, the member states of the Caribbean Community and Common Market (CARICOM), Mexico, the People’s Republic of China, Paraguay, Peru and Uruguay are also considering, or have enacted, new labeling requirements, which may require us to amend our labels and warning statements. The United Kingdom Government has also suggested that it may review food labeling laws following the United Kingdom’s departure from the European Union (“Brexit”).

More generally, some markets, such as Tanzania, have specific energy drink standards that do not always allow for inclusion of certain ingredients, such as L-carnitine and ginseng, or that otherwise restrict the levels of certain ingredients in our products.  Peru has also challenged the use of L-carnitine in energy drinks. Other markets may also restrict or prohibit the use of ginseng and certain other botanicals in food. We may incur costs to address such country-specific requirements or face restrictions on our products.

Age and Other Restrictions on Energy Drink Products. Proposals to limit or restrict the sale and/or advertising of energy drinks to minors and/or persons below a specified age, and/or restrict the venues in which energy drinks can be sold, and/or to restrict the use of the Supplemental Nutrition Assistance Program (formerly food stamps) to purchase energy drinks have been raised and/or enacted in certain U.S. states, counties, municipalities and/or in certain foreign countries. For example, in the United States, bills seeking to impose an age restriction on the sale of energy drinks have been introduced in the Connecticut, Massachusetts, and South Carolina legislatures. Outside of the United States, for example, Latvia, Lithuania, Poland, Turkey, and Bahrain prohibit the sale of energy drinks to persons under the age of 18; Canada prohibits the promotion of energy drinks to children 12 years and under; Latvia and Scotland prohibit the sale of energy drinks in educational establishments; and Turkey prohibits the sale or advertising of energy drinks in “collective consumption areas,” such as sports complexes, schools or hospitals. In Mexico, the States of Tabasco and Oaxaca prohibit the sale of energy drinks to minors and the consumption in schools; Colima prohibits the sale of energy drinks in private and public schools. Other Latin American countries such as Chile, Colombia, Dominican Republic, Honduras and Brazil have been considering age and other sales restrictions on energy drinks, as are other countries such as Spain and Romania. Similar rules would not apply to coffee products that contain similar or higher levels of caffeine.

Excise Taxes on Energy Drinks. Legislation that would impose an excise tax on sweetened beverages has been proposed in the U.S. Congress, in some state legislatures and by some local governments, with excise taxes generally ranging between $0.01 and $0.02 per ounce of sweetened beverage. Berkeley, California became the first jurisdiction to pass such a measure, and a general tax of $0.01 per ounce on certain sweetened drinks, including energy drinks, became effective on January 1, 2015. Other U.S. jurisdictions (including Albany, Oakland and San Francisco, California; Boulder, Colorado; Philadelphia, Pennsylvania; Seattle, Washington; and Washington, DC) have passed similar measures, some of which have been challenged in litigation. The imposition of such taxes on our products would increase the cost of certain of our products or, to the extent levied directly on consumers, make certain of our products less affordable. Excise taxes on sweetened beverages already are in effect in certain foreign countries where we do business, such as France, the United Kingdom, Ireland, South Africa, Mexico and Colombia. Poland recently established a tax on drinks with added sugars, specifically targeting beverages containing caffeine and taurine. Brazil recently approved a tax reform that includes the creation of a Selective Tax (IS) which may potentially impose additional taxes on energy drinks. Other countries are considering similar measures. In addition, legislation has been proposed in certain jurisdictions that would specifically impose excise taxes on energy drinks. For example, Kuwait is considering a proposal that would impose an excise tax on energy drinks. Such targeted legislation has been passed in other countries. For instance, on January 1, 2020, a reform to a Mexican excise tax went into effect that expanded the definition of an “energy drink” subject to this tax to include products with any amount of caffeine (the prior version of the tax required a threshold of 20 milligrams of caffeine per 100 millimeters for the tax to be applicable) and “taurine or glucuronolactone or thiamine and/or any other substance that produces similar stimulating effects.” Hungary has instituted an excise tax to which our products are subject. Bahrain, Saudi Arabia and the United Arab Emirates began applying a selective tax of 100% on energy drinks in 2017, Qatar and Oman began applying the tax in 2019, and there are indications that a similar measure may be enacted in Kuwait.

Limits on Caffeine Content. Legislation has been proposed to limit the amount of caffeine that may be contained in beverages, including energy drinks. Some jurisdictions where we do business have prescribed limited caffeine content for beverages. For example, in Canada, the maximum amount of caffeine cannot exceed 180 mg per single-serving container or per serving (500 ml) in the case of a multi-serving container. We adjusted the caffeine levels in certain of our Monster Energy® products that are sold in Canada to address these regulations, although the majority of our products were unaffected. In Europe, examples of caffeine restrictions include the Netherlands where there is a limit of 35mg/100ml, and Norway introduced, as of January 1, 2020, a limit of 32mg/100ml. Caffeine limit restrictions or restrictions on combining caffeine with other ingredients or in particular product sectors (such as performance beverages/sport drinks) have also been implemented or proposed in other jurisdictions, including Turkey, India, Pakistan’s Punjab region, Egypt, Spain, Colombia, Iraq, and the member states of the Gulf Cooperation Council. Such restrictions could require reformulations of certain of our products. However, we may not be able to satisfactorily reformulate our products in all jurisdictions that adopt similar legislation.

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

Our alcohol beverages are also subject to various taxes, license fees, and the like levied by governmental entities as well as bonds that such entities may deem necessary to ensure compliance with applicable laws and regulations. One such tax that we must comply with is the U.S. federal excise tax. Beginning in January 2018, the federal excise taxes imposed on domestic brewers that produce less than 2 million barrels annually were reduced from $7.00 to $3.50 per barrel on the first 60,000 barrels shipped annually. State and local excise taxes, on the other hand, vary based on the alcohol content and type of beverage. Federal, state, or local governments may increase such excise taxes in the future.

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

Human Capital Resources

As of December 31, 2023, we have employees in 73 countries, with a total of 6,003 employees working worldwide. This employee population includes 4,120 employees in North America, 400 employees in Latin America, 270 employees in Asia Pacific (including Oceania) and 1,213 employees in Europe, Mideast and Africa (“EMEA”). Most of our employees are full-time (5,254 employees) and the remaining 749 employees hold part-time positions. Of our 6,003 employees, we employ 2,367 in corporate and operational capacities (including administration, human resources, legal, information technology, operations, facilities, warehouse, product development, regulatory and accounting) and 3,636 persons in sales and marketing capacities.

As of December 31, 2023, approximately 45% of our U.S. employees are from one or more underrepresented groups, including, but not limited to, Black, Latino, Asian, Pacific Islander, Native American and other Indigenous tribes and approximately 36% of our U.S. employees are female.

In 2020, we established our Diversity, Equality and Inclusion (DEI) Leadership Advisory Group, comprised of leaders from across the Company, designed to provide insight on our diversity and inclusion efforts and to assist in the integration of the DEI program within our overall strategy and business objectives. In 2021, we established three regional DEI Working Councils across the Americas, EMEA, and APAC regions. In 2023, we developed a dedicated role, Senior Vice President of DEI and Philanthropy, designed to support the DEI Working Councils and liaison between the various regions, DEI Leadership Advisory Group and Executive Management. We provide training for our employees covering harassment, discrimination and unconscious bias.

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

We currently cover the cost of insurance premiums including medical (including virtual visits), dental, vision, life, accidental death and dismemberment and short and long term disability, covering full-time employees and share in the cost of insurance premiums covering eligible dependents including medical, dental and vision coverage. We also offer several voluntary benefits to full-time employees, including supplemental life insurance, whole life insurance, accident insurance, critical illness insurance, flexible medical spending accounts, flexible spending accounts for childcare, travel insurance, pre-paid legal cover, healthy rewards programs, identity theft assistance, and retirement savings account(s).

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

Operational and Industry Risks

●	The Company and TCCC have extensive commercial arrangements and, as a result, the Company’s future performance is substantially dependent on the success of its relationship with TCCC.
●	Provisions in our organizational documents and control by insiders or TCCC may prevent changes in control even if such changes would be beneficial to other stockholders.
●	We primarily rely on bottlers and other contract packers to manufacture our products. If we are unable to maintain good relationships with our bottlers and contract packers and/or their ability to manufacture our products becomes constrained or unavailable to us, our business could suffer.
●	We rely on limited Company-owned facilities for production of certain of our non-alcohol and alcohol beverages, and developments negatively affecting production at such facilities could materially impact the financial results of our business.
●	We rely on bottlers and distributors to distribute our products. If we are unable to maintain good relationships with our existing bottlers and distributors and/or secure such bottlers and distributors, our business could suffer.

●	We currently derive most of our revenues from energy drinks, and competitive pressure in the energy drink category could adversely affect our business and operating results.
●	Criticism of our beverages or a negative perception of our products generally could adversely affect us.
●	Increased competition in the beverage industry and changing retail landscape could hurt our business.
●	Our inability to implement our growth strategy, including expanding our business in existing and new sectors or successfully integrate acquired businesses or assets could adversely affect our business and financial results.
●	Changes in consumer product and shopping preferences may reduce demand for our products.
●	Our continued expansion outside of the United States exposes us to uncertain conditions and other risks in international markets.
●	If we are not able to pass on increases in the costs of raw materials, including aluminum cans, ingredients, fuel and/or costs of co-packing, we may face a higher cost base, and our business and results of operations could be adversely affected.
●	Our failure to accurately estimate demand for our products or maintain sufficient inventory levels or anticipate shortages of raw materials could adversely affect our business and financial results.
●	Our business is subject to seasonality, which may cause fluctuations in our operating results.
●	The costs of packaging supplies,raw material inputs, ocean and domestic freight, and inflation generally may adversely affect our results of operations.
●	Global or regional catastrophic events could impact our operations and affect our ability to grow our business.
●	The COVID-19 pandemic has impacted and may continue to impact our business and operations.
●	Failure to meet sustainability expectations or standards could expose us to increased costs, reputational harm, or other adverse consequences.
●	Climate change and natural disasters may negatively affect our business.
●	If we are not able to retain the services of our workforce, there may be an adverse effect on our operations and/or our operating performance until we find suitable replacements.
●	Negative publicity (whether or not warranted) could damage our brand image and corporate reputation and may cause our business to suffer.

Government Regulation and Litigation Risks

●	Changes in government regulation, or a failure to comply with existing regulations, related to energy drinks could adversely affect our business, financial condition and results of operations.
●	Regulations concerning our alcohol beverages may adversely affect our business, financial condition or results of operations and inhibit the sales of such products.
●	Significant changes to or failure to comply with various environmental laws may expose us to liability and/or cause certain of our facilities and/or those of our co-packers to close, relocate or operate at reduced production levels, which could adversely affect our business, financial condition and results of operations.
●	We cannot predict the effect of possible inquiries from and/or actions by attorneys general, other government agencies and/or quasi-government agencies into the production, advertising, marketing, promotion, labeling, ingredients, usage and/or sale of our products.
●	Litigation regarding our products, and related unfavorable media attention, could expose us to significant liabilities and reduce demand for our products, thus negatively affecting our financial results.
●	If we encounter material product recalls, our business may suffer material losses and such recalls could damage our brand image and corporate reputation, also resulting in material losses.

Intellectual Property, Information Technology and Data Privacy Risks

●	Our intellectual property rights are critical to our success, and the loss of such rights could materially adversely affect our business.
●	Our use of information technology and third party service providers exposes us to cybersecurity breaches and other interruptions that could disrupt our business operations and adversely impact our reputation and results of operations.
●	If we fail to comply with data privacy and personal data protection laws, we could be subject to adverse publicity, government enforcement actions and/or private litigation, which may negatively impact our business and operating results.

Financial Risks

●	Fluctuations in our effective tax rate could adversely affect our financial condition and results of operations.
●	We may be required to record a charge to earnings if our goodwill or intangible assets become impaired.
●	Fluctuations in foreign currency exchange rates may adversely affect our operating results.
●	Uncertainty in the financial markets and other adverse changes in general economic or political conditions in any of the major countries in which we do business could adversely affect our industry, business and results of operations.
●	Default by or failure of one or more of our counterparty financial institutions could cause us to incur significant losses.

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

Our organizational documents may limit changes in control. Furthermore, as of February 15, 2024, Mr. Sacks and Mr. Schlosberg together may be deemed to beneficially own and/or exercise voting control over approximately 8.2% of our outstanding common stock. As of February 15, 2024, TCCC owned approximately 19.6% of our common stock. TCCC has also nominated one director to the Company’s board of directors. Consequently, Mr. Sacks, Mr. Schlosberg and/or TCCC could exercise significant control over matters submitted to a vote of our stockholders, including electing directors, amending organizational documents and disapproving extraordinary transactions such as a takeover attempt, even though such actions may be favorable to the other common stockholders.

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

We primarily rely on bottlers and other contract packers to manufacture our products. If we are unable to maintain good relationships with our bottlers and contract packers and/or their ability to manufacture our products becomes constrained or unavailable to us, our business could suffer.

In 2023, we continued to outsource manufacturing of most of our non-alcohol finished goods to bottlers and other contract packers. As a result, in the event of a disruption and/or delay, and/or demand exceeding forecasted demand, we may be unable to procure alternative packing facilities at commercially reasonable rates and/or within a reasonably short time period. In addition, there are limited alternative packing facilities in our domestic and international markets with adequate capacity and/or suitable equipment for many of our products. For example, in 2022, sales of many of our product lines continued to be adversely impacted by production capacity constraints as a result of above forecast consumer demand. A lengthy disruption or delay in the production of any of our products could significantly adversely affect, and has adversely affected, our revenues from and/or costs of such products, because alternative co-packing facilities in the United States and abroad with adequate long-term capacity may not be available for such products either at commercially reasonable rates and/or costs, within a reasonably short time period and/or within a geographically cost effective distance, if at all. In addition, in recent years, there has been a consolidation of co-packers, leading us to increasingly rely on fewer co-packing groups, certain of which account for a large percentage of our co-packing capacity for our Monster Energy® drinks. If we are unable to maintain good relationships with our largest co-packers, or if our costs of co-packing increase, our business, financial condition and results of operations could be adversely affected.

We rely on limited Company-owned facilities for production of certain of our non-alcohol and alcohol beverages, and developments negatively affecting production at such facilities could materially impact the financial results of our business.

Currently, Bang Energy® beverages are manufactured at our recently acquired facility in Phoenix. Further, we are dependent on Monster Brewing Company’s portfolio of craft breweries, which includes Oskar Blues Brewery, Cigar City Brewing, Squatters Craft Beers, Wasatch Brewery, Deep Ellum Brewing Company, and Perrin Brewing Company, to manufacture certain of our alcohol products.

Adverse changes or developments affecting our Phoenix facility could adversely impact our ability to produce Bang Energy® drinks or cause us to halt our production of such beverages. Likewise, adverse changes or developments affecting our currently limited number of breweries could hinder our ability to produce alcohol products to take to market on a timely basis or require us to entirely suspend certain of our Alcohol Brands segment operations.

Alternative facilities with sufficient capacity or capabilities may not be readily available or may take significant time or money to run at the same capacity as our Phoenix facility, Norwalk facility or our current breweries. Such significant disruption may, in turn, have an adverse effect on gross margins, operating cash flows, and overall financial performance of our business.

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

Unilateral decisions by bottlers/distributors, buying groups, convenience and gas chains, grocery chains, mass merchandisers, specialty chain stores, club stores, e-commerce retailers, e-commerce websites and/or other customers, including retailer disagreements with our bottlers/distributors, to discontinue carrying all or any of our products that they are carrying at any time, restrict the range of our products they carry, impose restrictions or limitations on the sale of our products and/or the sizes of containers of our products and/or devote less resources to the sale of our products could cause our business to suffer. Moreover, competitors’, consumers’ or others’ attempts to persuade regulators, retailers, and/or customers in certain countries to reduce the permitted or maximum container sizes for our products from those currently being sold and marketed by us could negatively impact our business. In addition, possible trading disputes between our bottler/distributors and their customers or buying groups may result in the delisting of certain of the Company’s products, temporarily or otherwise. Bottler/distributor consolidation may also have an adverse impact on our business.

The TCCC North American Bottlers, Coca-Cola Europacific Partners, Coca-Cola Hellenic, Coca-Cola FEMSA, Coca-Cola Amatil, Swire Coca-Cola (China), COFCO Coca-Cola, Coca-Cola Beverages Africa and Coca-Cola İçecek are our primary domestic and international distributors of our non-alcohol products. We also sell our alcohol beverages to certain beer distributors through generally separate distribution networks for distribution to retailers. As a result, if we are unable to maintain good relationships with these bottlers/distributors, if changes in control or ownership occur within the current distribution network, or if they do not effectively focus on marketing, promoting, selling and/or distributing our products, sales of our products could be adversely affected.

A decision by any large customer to decrease the amount purchased from us or to cease carrying our products could have a material adverse effect on our financial condition and consolidated results of operations.

The marketing efforts of our bottlers/distributors are important to our success. If our brands prove to be less attractive to our existing bottlers/distributors, if we fail to attract additional bottlers/distributors, and/or our bottlers/distributors do not market, promote and/or distribute our products effectively, our business, financial condition and results of operations could be adversely affected.

Disruption in distribution channels and/or a decline in sales due to the termination and/or insolvency of existing or new bottlers/distributors may adversely affect our business and operating results. In particular, if we are unable to transition distribution agreements in our Alcohol Brands segment, we may face increased costs to change distributors for our alcohol beverages.

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

Most of our sales are currently derived from our energy drinks. Any decrease in the sales of our Monster Energy® brand and other energy drinks could significantly adversely affect our future revenues and net income. Historically, we have experienced substantial competition from new entrants in the energy drink category as well as from the energy shot category. For a discussion of such competition, see “Part I, Item 1 – Business – Competition.”

The increasing number of competitive products and limited amount of shelf space in retail stores, including in beverage coolers, may adversely impact our ability to gain or maintain our share of sales in the marketplace. In addition, certain actions of our competitors, including unsubstantiated and/or misleading claims, false advertising claims and tortious interference in our business, as well as competitors selling misbranded products, could impact our sales. Competitive pressures in the energy drink category could impact our revenues, cause price erosion and/or lower our market share, any of which could have a material adverse effect on our business and results of operations.

Criticism of our beverages or a negative perception of our products generally could adversely affect us.

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

The alcohol beverage industry has also been the subject of considerable societal and political attention for many years due to increasing public concern over alcohol-related health and social issues, including driving under the influence, underage drinking, and the negative health impacts of the misuse or abuse of alcohol. Moreover, anti-alcohol groups have successfully advocated, and increasingly continue to advocate, for more stringent labeling requirements, higher taxes, and other regulations designed to curtail alcohol consumption. In response to these concerns and advocacy, advertising by alcohol producers could be further restricted, additional cautionary labeling or packaging requirements might be imposed, further restrictions on the sale of alcohol might be imposed, or there may be renewed efforts to impose increased excise or other taxes on alcohol sold in the United States or abroad. In addition, the increase of such criticism and negative perception of alcohol beverages generally could decrease sales and the consumption of alcohol, including the demand for our alcohol products. Any such developments may have a negative impact on the operating results of our Alcohol Brands segment.

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

Important factors affecting our ability to compete successfully include the efficacy, taste and flavor of our products, trade and consumer promotions, rapid and effective development of new and unique cutting-edge products, attractive and different packaging, branded product advertising and pricing. The success of our sports marketing, social media and other general marketing endeavors may impact our business, financial condition and results of operation. Our products compete with all liquid refreshments and in some cases with products of much larger competitors, including the products of numerous nationally and internationally known producers such as TCCC, PepsiCo, Red Bull GmbH, KDP, Molson Coors, Constellation Brands, AB InBev, The Boston Beer Company and The Mark Anthony Group. We also compete with companies that are smaller or primarily national or local in operations, such as CELSIUS, PRIME, C4, Alani Nu, GHOST, and others as well as local craft breweries in our Alcohol Brands segment. Our products also compete with private-label brands such as those carried by grocery store chains, convenience store chains and club stores.

We anticipate competition will remain robust due to a number of new entrants in the energy drink category. Some competitors are consolidating (as evidenced by business combinations of substantial value carried out by significant competitors in recent years), building more capacity, expanding geographically, and/or adding more SKUs and styles. For example, PepsiCo entered into a long-term strategic distribution arrangement with Celsius Holdings, Inc., a competitor in the energy drink space, in August 2022. Additionally, the number of competitors, especially craft brewers and craft distilleries, within the alcohol space and the sales of hard seltzers, FMBs, craft-brewed domestic beers, imported beers, CBD and other cannabis beverages, and ready-to-drink spirits are expected to increase, particularly following the U.S. Treasury Report, “Competition in the Market for Beer, Wine and Spirits” (the “Treasury Report”), which promises to evaluate the impact of consolidation on marketplace competition. As a result of such increased competition for our products, we may face competitive pricing pressures and the demand for and market share of our products may fluctuate and possibly decline.

The rapid growth in sales through e-commerce retailers, e-commerce websites, mobile commerce applications and subscription services, and closures of physical retail operations, particularly during and following the COVID-19 pandemic, may result in a shift away from physical retail operations to digital channels and a reduction in impulse purchases. As we build our e-commerce capabilities, we may not be able to develop and maintain successful relationships with existing and new e-commerce retailers without experiencing a deterioration of our relationships with key customers operating physical retail channels. If we are unable to profitably expand our own e-commerce capabilities and/or if e-commerce retailers take significant market share away from traditional retailers, our business may be adversely affected. Further, the ability of consumers to compare prices on a real-time basis using digital technology puts additional pressure on us to maintain competitive prices. Sales in gas chains may also be affected by increased gasoline prices, improvements in fuel efficiency and increased consumer preferences for electric or alternative fuel-powered vehicles, which may result in fewer trips by consumers to gas stations and a corresponding reduction in purchases by consumers in convenience gas retailers. If we are unable to successfully adapt to the rapidly changing retail landscape, our share of sales, volume growth and overall financial results could be negatively affected.

Due to competition in the beverage industry, there can be no assurance that we will not encounter difficulties in maintaining our current revenues, market share or position in the beverage industry. Moreover, there can be no assurance that we will successfully react to the emergence of new subcategories within the energy and/or alcohol beverage sectors.  If our revenues decline, our business, financial condition and results of operations could be adversely affected.

Our inability to implement our growth strategy, including expanding our business in existing and new sectors or to successfully integrate acquired businesses or assets could adversely affect our business and financial results.

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

On July 31, 2023, we acquired substantially all of the assets of Bang Energy. Among other assets, the acquisition included the Bang Energy® drink business. Prior to the Bang Energy acquisition, we acquired Monster Brewing Company, a craft beer and hard seltzer company, in February 2022. We may continue to make acquisitions that expand our business within the beverage industry. Overall, the effectiveness of these acquisitions can be less predictable than developing new lines of beverages and might not provide the anticipated benefits or desired rates of return. Integrating the operations of acquired businesses could be a difficult, costly and time-consuming process that involves a number of risks including, but not limited to, the integration of company cultures and management teams, retaining key employees and customers, increased exposure to certain governmental regulations and compliance requirements, increased costs, and use of resources. Our business may also be adversely impacted if we are unable to successfully transition the acquired Bang Energy® beverages to the Company’s primary bottlers/distributors or if we are unable to consolidate operations and/or rationalize brands acquired from Bang Energy® and Monster Brewing Company.

To the extent we integrate acquired businesses, it is possible that we will not realize the expected benefits from any completed acquisition over the timeframe we expect, or at all, or that our existing operations will be adversely affected as a result of acquisitions. For example, we may be unable to procure shelf space, retain customers, or increase sales of the acquired Bang Energy® beverages. The costs of achieving these benefits could also be higher than we expected. Therefore, the acquisition and integration of acquired businesses may not contribute to our earnings as expected, we may not achieve profit margin targets when expected, or at all, and we may not achieve the other anticipated strategic financial benefits of such transactions.

Our acquisition of Monster Brewing Company and any future acquisitions we may make that expand our business into new sectors in the beverage industry, also pose unique risks. Risks associated with entering into a new sector, such as the alcohol beverage sector, include, but are not limited to: (1) having no or limited experience in such sector; (2) exposure to certain governmental regulations and compliance requirements; (3) difficulties developing, manufacturing, and marketing the products of newly acquired companies; and (4) our lesser familiarity with consumer preferences in the new sector. Entry into new sectors of the beverage industry may bring us into competition with new competitors that have potentially a larger, more established market presence. We cannot ensure that our entry into the alcohol beverage sector or any other new beverage sectors will be profitable, and future profitability may be delayed or otherwise materially adversely affected.

Changes in consumer product and shopping preferences may reduce demand for our products.

The beverage industry is subject to changing consumer preferences and shifts in consumer preferences may adversely affect us. There is increasing awareness of and concern for health, wellness and nutrition considerations, including concerns regarding caloric intake associated with sugar-sweetened beverages, the perceived undesirability of artificial ingredients, and the potential adverse consequences from excess consumption of alcohol beverages. Some consumer advocacy groups and others have expressed concerns regarding certain ingredients in diet beverages, which are contained in certain of our energy drinks, or have called for the curtailment of alcohol dissemination and consumption. There are also changes in demand for different packages, sizes and configurations. Such developments could reduce our revenues and adversely affect our results of operations.

Consumers are seeking greater variety in their beverages. For example, with regard to our Alcohol Brands, the broader alcohol industry is experiencing a shift in drinking preferences and behaviors, moving away from traditionally popular beer brands and segments and towards, for example, premium beers, imports, hard seltzers, FMBs, ready-to-drink malt-based, sugar-based, and spirits-based beverages, CBD and other cannabis beverages, and other similar beverages. Our future success will depend, in part, upon our continued ability to develop and introduce different and innovative beverages that appeal to consumers.

In order to retain and expand our market share, we must continue to develop and introduce different and innovative beverages and be competitive in the areas of efficacy, taste, quality and price/value, although there can be no assurance of our ability to do so. There is no assurance that consumers will continue to purchase our products in the future. Product lifecycles for some beverage brands, products and/or packages may be limited to a few years before consumers’ preferences change. The beverages we currently market are in varying stages of their product lifecycles, and there can be no assurance that such beverages will become or remain profitable for us. We may be unable to achieve volume growth through product and packaging initiatives. We may also be unable to penetrate new markets. Additionally, as shopping patterns are being affected by the digital evolution, with customers embracing shopping by way of mobile device applications, e-commerce retailers and e-commerce websites or platforms, we may be unable to address or anticipate changes in consumer shopping preferences or engage with our customers on their preferred platforms. If our revenues decline, our business, financial condition and results of operations could be adversely affected.

Our continued expansion outside of the United States exposes us to uncertain conditions and other risks in international markets.

We have continued expanding our energy drink operations internationally into a variety of new markets. Our net sales to customers outside of the United States were approximately 38%, 37% and 37% of consolidated net sales for the years ended December 31, 2023, 2022 and 2021, respectively. As our growth strategy includes further expanding our international business, if we are unable to continue to expand distribution of our products or maintain consumer demand outside the United States, our growth rate could be adversely affected. In many international markets, we have limited operating experience and in some international markets we have no operating experience. It is costly to establish, develop and maintain international operations and develop and promote our brands in international markets. Our percentage gross profit margins in many international markets are expected to be less than the comparable percentage gross profit margins obtained in the United States. We face and will continue to face substantial risks associated with having foreign operations, including, but not limited to: economic and/or political instability in our international markets; fluctuations in foreign currency exchange rates; restrictions on or costs relating to the repatriation of foreign profits to the United States, including possible taxes and/or withholding obligations on any repatriations; and tariffs and/or trade restrictions. These risks could have a significant impact on our ability to sell our products on a competitive basis in international markets and could have a material adverse effect on our business, financial condition and results of operations. Also, our operations outside of the United States are subject to risks relating to appropriate compliance with legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, higher rates of product damages, particularly when products are shipped long distances, potentially higher incidence of fraud and/or corruption, credit risk of local customers and distributors and potentially adverse tax consequences.

If we are not able to pass on increases in the costs of raw materials, including aluminum cans, ingredients, fuel and/or costs of co-packing, we may face a higher cost base, and our business and results of operations could be adversely affected.

The principal raw materials used by us are aluminum cans, sleek aluminum cans, aluminum cap cans, aluminum cans with re-sealable ends, aluminum or steel kegs, cartons, to a limited extent PET plastic bottles and caps, flavors, juice concentrates, glucose, sugar, sucralose, milk, cream, coffee, tea, cocoa, malted barley, hops, water, yeast, ethanol, supplement ingredients and other packaging materials, the costs and availability of which are subject to fluctuations. For certain flavors purchased from third-party suppliers and used in a limited number of our Monster Energy® brand energy drinks and/or our Strategic Brands energy drinks, these third-party flavor suppliers own the proprietary rights to certain of their flavor formulas. We do not have possession of the list of such flavor ingredients or formulas used in the production of certain of our products and certain of our blended concentrates, and we may be unable to obtain comparable flavors or concentrates from alternative suppliers on short notice. Our third-party flavor suppliers generally do not make such flavors and/or blended concentrates available to other third-party customers. We have identified alternative suppliers for certain of the ingredients contained in many of our beverages. However, certain of our co-packing arrangements allow such co-packers to increase their fees based on certain of their own cost increases. We are uncertain whether the prices of any of the above or any other raw materials or ingredients will continue to rise or may rise in the future. We are unsure whether we will be able to pass on future price increases to our customers. For example, recently, certain retailers have ceased the sale of certain beverage products due to continued price increases. From time to time, we enter into purchase agreements for portions of our annual anticipated requirements for certain of our raw materials such as glucose, sugar and sucralose. In recent years, the United States has imposed tariffs on steel and aluminum as well as on goods imported from certain countries. Additional tariffs imposed by the United States or other countries on a broader range of imports, or further trade measures taken by other countries, could result in an increase in supply chain costs.

Our failure to accurately estimate demand for our products or maintain sufficient inventory levels or anticipate shortages of raw materials could adversely affect our business and financial results.

We may not correctly estimate demand for our existing products and/or new products. Our ability to estimate demand for our products is imprecise, particularly with regard to new products, and may be less precise during periods of rapid growth, including in new markets. If we materially underestimate demand for our products, and/or are unable to secure sufficient ingredients, raw materials and/or packaging materials, or experience production shortages or quality issues, we might not be able to satisfy demand on a short-term basis. Moreover, industry-wide shortages of certain flavor ingredients, flavors, fruits and fruit juices, coffee, tea, cocoa, dairy-based products, packaging materials (including aluminum cans), supplement ingredients and sweeteners have been, and could from time to time in the future be, encountered, resulting in production fluctuations or delays and/or product shortages and/or increased costs. We generally do not use hedging agreements or alternative instruments to manage this risk. Such shortages could interfere with and/or delay production of certain of our products and could have a material adverse effect on our business and financial results.

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

The costs of packaging supplies, raw material inputs, ocean and domestic freight, and inflation generally may adversely affect our results of operations.

Many of our packaging supply contracts allow our suppliers to adjust the costs they charge us for packaging supplies based on changes in the costs of the underlying commodities that are used to produce those packaging supplies, such as aluminum for cans, PET plastic for bottles and pulp and paper for cartons and/or trays. These changes in the prices we pay for our packaging supplies occur at certain predetermined times that vary by product and supplier. In some cases, we are able to fix the prices of certain packaging supplies and/or commodities for a reasonable period. In other cases, we bear the risk of increases in the costs of these packaging supplies, including the underlying costs of the commodities that comprise these packaging supplies. We use derivative instruments to manage a portion of this risk in relation to aluminum for cans. Inflation has affected certain of our raw material and packaging costs, commodities and other inputs globally. If the costs of packaging supplies and other costs, such as shipping container costs and ocean and domestic freight rates, increase, we may be unable to pass these costs along to our customers through corresponding adjustments to the prices we charge, which could have a material adverse effect on our results of operations.

Global or regional catastrophic events could impact our operations and affect our ability to grow our business.

Because of our increasingly global presence, our business could be affected by unstable political conditions, civil unrest, protests and demonstrations, large-scale terrorist acts, especially those directed against the United States or other major industrialized countries where our products are distributed, the outbreak or escalation of armed hostilities (such as the military conflicts in Ukraine, Israel and Gaza as well as tensions in the Middle East in general and tensions across the Taiwan Straits), major natural disasters and extreme weather conditions, such as hurricanes, wildfires, tornados, earthquakes or floods, or widespread outbreaks of infectious diseases (such as the COVID-19 pandemic). Such catastrophic events could impact our operations and our supply chain, including the production and/or distribution of our products.  Materials and/or personnel may need to mobilize to other locations. Our headquarters and a large part of our operations are located in California, a state at greater risk for earthquakes and wildfires. Some of the raw materials we use, including certain sizes of cans, are available from limited suppliers, and a regional catastrophic event impacting such suppliers could adversely impact our operations. In addition, such events could disrupt global or regional economic activity, which could adversely affect consumer purchasing power and consumers’ ability to purchase our products, thereby reducing demand for our products. If our operations are disrupted or we are unable to grow our business as a result of these factors, our growth rate could decline and our business, financial condition and results of operations could be adversely affected.

The COVID-19 pandemic has impacted and may continue to impact our business and operations.

The COVID-19 pandemic has presented, and may continue to present, a substantial public health and economic challenge in certain countries and has affected, and may continue to affect, our employees, communities and business operations, as well as the global economy and financial markets. The human and economic consequences, and consequences in general, of the COVID-19 pandemic, including new variants, as well as the measures taken or that may be taken in the future by governments, businesses (including the Company and our suppliers, bottlers/distributors, co-packers and other service providers) and the public at large to limit the COVID-19 pandemic, have and may in the future directly and indirectly impact our business and results of operations.

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

Regulators and stakeholders are increasingly focusing on sustainability matters, including, but not limited to, greenhouse gas emissions and other climate-related risks, sustainable packaging, water stewardship, diversity, equity, and inclusion, and corporate governance and oversight. While we are actively addressing these issues and have publicly committed to setting certain sustainability-related targets, these initiatives represent our current plans and aspirations that may be refined in the future, and are not guarantees that we will be able to achieve them, especially given the difficulties and expenses of implementation as well as the ever-changing regulatory and technological landscape. For example, disclosures about our sustainability-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Furthermore, the rules, regulations, and standards set forth by various governmental and self-regulatory organizations, including the SEC, the European Commission, and the Financial Accounting Standards Board, continue to evolve in scope and complexity, which, in turn, makes compliance more uncertain and difficult. These changing rules and regulations, along with constantly evolving stockholder expectations, have resulted in, and may continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such expectations and rules.

Our failure or perceived failure to progress or achieve our sustainability goals, maintain sustainability practices, or comply with emerging sustainability regulations that meet developing regulatory or stakeholder expectations could harm our reputation, harm our ability to maintain or attract customers and talent, and expose us to increased scrutiny from enforcement authorities and stakeholders. Our reputation may also be harmed by the perceptions that our stakeholders have about our action or inaction on sustainability-related issues as well as the nature or scope of, or revisions to, our sustainability initiatives and goals. Damage to our reputation and loss of brand equity may reduce demand for our products and thus have an adverse effect on our future financial results, as well as require additional resources to rebuild our reputation and could impact our stock price.

Climate change and natural disasters may negatively affect our business.

There is concern that a gradual increase in global average temperatures due to increased carbon dioxide and other greenhouse gases in the atmosphere could cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Changing weather patterns could result in decreased agricultural productivity in certain regions, and/or outbreaks of diseases or other health issues, which may limit the availability and/or increase the cost of certain key ingredients, juice concentrates, supplements and other ingredients used in our products and could impact the food security of communities around the world. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain and/or impact demand for our products.

Natural disasters and extreme weather conditions, such as hurricanes, wildfires, earthquakes or floods, and outbreaks of diseases (such as the COVID-19 pandemic) or other health issues may affect our operations and the operation of our supply chain, impact the operations of our bottlers/distributors and unfavorably impact our consumers’ ability to purchase our products.

The predicted effects of climate change may also result in challenges regarding the availability and quality of water, or less favorable pricing for water, which could adversely impact our business and results of operations. Sales of our products may also be influenced to some extent by weather conditions in the markets in which we operate. We, our bottlers and our contract packers use a number of key ingredients in the manufacture of our beverage products that are derived from agricultural commodities, such as sugar, ethanol, coffee, tea cocoa, barley and hops. Increased demand for food products and decreased agricultural productivity in certain regions of the world as a result of changing weather patterns and other factors may limit the availability or increase the cost of such agricultural commodities and could impact the food security of communities around the world. Weather conditions may influence consumer demand for certain of our beverages, which could have an effect on our operations, either positively or negatively.

In addition, public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs and may require us to make additional investments in facilities and equipment. Changes in applicable laws, regulations, standards or practices related to greenhouse gas emissions, packaging and water scarcity, as well as initiatives by advocacy groups in favor of certain climate change-related laws, regulations, standards or practices, have and may continue to result in increased compliance costs, capital expenditures and other financial obligations, which could affect our business, financial condition and results of operations. For example, the California legislature and European Commission have each adopted laws that require companies to significantly increase their disclosures related to climate change and mitigation efforts, which will require us to incur additional costs to comply and impose more oversight obligations on our Board of Directors and management. The SEC has also proposed similar rules.

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

Negative publicity (whether or not warranted) could damage our brand image and corporate reputation and may cause our business to suffer.

Our success depends on our ability to build and maintain the brand image for our existing products, new products and brand extensions and maintain our corporate reputation. There can be no assurance that our advertising, marketing and promotional programs and our commitment to product safety and quality, human rights and environmental sustainability will have the desired impact on our products’ brand images and on consumer preferences and demand. Claims regarding product safety, quality and/or ingredient content issues, efficacy or lack thereof (real or imagined), our culture and our workforce, our environmental impact and the sustainability of our operations, or allegations of product contamination, even if false or unfounded, could tarnish the image of our brands and may cause consumers to choose other products. Consumer demand for our products could diminish significantly if we, our employees, bottlers/distributors, suppliers or business partners fail to preserve the quality of our products and/or act or are perceived to act in an unethical, illegal, discriminatory, unequal or socially irresponsible manner, including with respect to the sourcing, content or sale of our products, service and treatment of our customers, or the use of customer data. Furthermore, our brand image or perceived product quality could be adversely affected by litigation, unfavorable reports in the media (internet or elsewhere), studies in general and regulatory or other governmental inquiries (in each case whether involving our products or those of our competitors) and proposed or new legislation affecting the beverage industry, whether related to alcohol or non-alcohol beverages. Negative postings or comments on social media or networking websites about the Company or any one of our brands, even if inaccurate or malicious, could generate adverse publicity that could damage the reputation of our brands or the Company. Business incidents, whether isolated or recurring and whether originating from us, our bottlers/distributors, suppliers or business partners, that erode consumer trust can significantly reduce brand value or potentially trigger boycotts of our products and can have a negative impact on consumer demand for our products as well as our reputation and financial results. The impact of such incidents may be exacerbated if they receive considerable publicity, including rapidly through social or digital media (including for malicious reasons), or result in litigation.

In addition, from time to time, there are public policy endeavors that are either directly related to our products and packaging or to our business. These public policy debates can occasionally be the subject of backlash from advocacy groups that have a differing point of view and could result in adverse media and consumer reaction, including product boycotts. Similarly, our sponsorship relationships could subject us to negative publicity as a result of actual or alleged misconduct by individuals or entities associated with organizations that we sponsor or support. Likewise, campaigns by activists connecting us, or our supply chain, with human and workplace rights and/or environmental or animal rights issues could adversely impact our corporate image and reputation. We have made a number of commitments to respect human rights, including the policies and initiatives described in our California Transparency in Supply Chains Act & United Kingdom Modern Slavery Act statement. Allegations, even if untrue, that we are not respecting the human rights found in the United Nations Universal Declaration of Human Rights; actual or perceived failure by our suppliers or other business partners to comply with applicable labor and workplace rights laws, including child labor laws, or their actual or perceived abuse or misuse of migrant workers; adverse publicity surrounding obesity and alcohol consumption, including alcoholism and drunk driving; and other such concerns related to our products, water usage, our environmental impact and the sustainability of our operations, labor relations, our culture and our workforce or the like could negatively affect our Company’s overall reputation and brand image, which in turn could have a negative impact on our products’ acceptance by consumers.

Government Regulation and Litigation Risks

Changes in government regulation, or a failure to comply with existing regulations related to energy drinks, could adversely affect our business, financial condition and results of operations.

Legislation has been proposed and/or adopted at the U.S. federal, state and/or municipal level and proposed and/or adopted in certain foreign jurisdictions to restrict the sale of energy drinks (including, prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limit the content or levels of caffeine and other ingredients in beverages, require certain product labeling disclosures and/or warnings, impose excise taxes, limit product size or impose age restrictions for the sale of energy drinks. For a discussion of certain of such legislation, see “Part I, Item 1 – Business – Government Regulation.” Furthermore, additional legislation may be introduced in the United States and other countries at the federal, state, provincial, local, municipal and/or supranational level in respect of each of the foregoing subject areas. Public health officials and health advocates are increasingly focused on the public health consequences associated with obesity, especially as it affects children, and are seeking legislative change to reduce the consumption of sweetened beverages. There also has been increased focus on caffeine content in beverages, and we are seeing some attention to other ingredients in energy drinks. To the extent any such legislation is enacted in one or more jurisdictions where a significant amount of our products are sold, individually or in the aggregate, it could result in a reduction in demand for, or availability of, our energy drinks and adversely affect our business, financial condition and results of operations.

The production, distribution and sale, as well as our manufacturing facilities themselves, in the United States of many of our products are also currently subject to various federal and state regulations, including, but not limited to: the FD&C Act; the Occupational Safety and Health Act; various environmental statutes; data privacy laws; California Proposition 65; and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling, packaging and ingredients of such products.

Outside the United States, the production, distribution and sale of many of our products are also subject to numerous statutes and regulations.

If a regulatory authority finds that a current or future product, its label, or a production run or facility is not in compliance with any of these regulations, we may be fined, or the products in question may have to be recalled, removed from the market, reformulated and/or have their packaging changed, which could adversely affect our business, financial condition and results of operations.

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

We, and our co-packers, are subject to a wide and increasingly broad array of federal, state, regional, local, and international environmental laws, including statutes and regulations, which aim to regulate emissions and impacts to air, land, and water. Our operations and those of our co-packers may result in odors, noise, or other pollutants being emitted. Failure to comply with any environmental laws or any future changes to them could result in alleged harm to employees or others near our facilities or those of our co-packers. Significant costs to satisfy environmental compliance, remediation or compensatory requirements, or the imposition of penalties or restrictions on operations by governmental agencies or courts, may adversely affect our business, financial condition, and results of operations.

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

We are subject to the risks of investigations and/or enforcement actions by state attorneys general and/or other government and/or quasi-governmental agencies relating to the production, advertising, marketing, promotion, labeling, ingredients, usage and/or sale of our products, and we are a party, from time to time, to various government and regulatory inquiries and/or proceedings. Defending these proceedings can result in significant ongoing expenditures and the diversion of our management’s time and attention from the operation of our business, which could have a negative effect on our business operations.

In addition, from time to time, government and/or quasi-governmental agencies may investigate the safety of caffeine and other ingredients in energy drinks as well as the safety and potential adverse effects of alcohol beverages. If an inquiry by a state attorney general or other government or quasi-governmental agency finds that our products and/or the production, advertising, marketing, promotion, labeling, ingredients, usage and/or sale of such products are not in compliance with applicable laws or regulations, we may become subject to fines, product reformulations, container changes, changes in the usage or sale of our products and/or changes in our advertising, marketing and promotion practices, each of which could have an adverse effect on our business, financial condition or results of operations.

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

Our acquisition of Monster Brewing Company also exposes us to class action or other private or governmental litigation and claims relating to alcohol marketing, advertising, or distribution practices, alcohol abuse problems or other health consequences arising from excessive consumption of or other misuse of alcohol, including death. For example, in a number of states, plaintiffs have alleged that alcohol beverage manufacturers and marketers have improperly targeted underage consumers in their advertising in violation of the consumer protection or deceptive trade practices statutes of certain states.

Any of the foregoing matters or other litigation, the threat thereof, or unfavorable media attention arising from pending or threatened product-related litigation could consume significant financial and managerial resources and result in decreased demand for our products, significant monetary awards against us, an injunction barring the sale of any of our products and injury to our reputation. Our failure to successfully defend or settle any litigation or legal proceedings could result in liabilities that, to the extent not covered by our insurance, could have a material adverse effect on our financial condition, revenue and profitability and could cause the market value of our common stock to decline.

If we encounter material product recalls, our business may suffer material losses and such recalls could damage our brand image and corporate reputation, also resulting in material losses.

We have been, and may in the future be, required from time to time to recall products entirely or from specific co-packers, markets, retailers or batches or reformulate certain of our products if such products become contaminated, damaged, mislabeled, defective or otherwise materially non-compliant with applicable regulatory requirements. For example, in recent years, we have experienced limited recalls of certain products in Canada, Europe, and the United States. A material product recall could adversely affect our profitability and our brand image and corporate reputation. We do not maintain recall insurance.

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

Our use of information technology and third party service providers exposes us to cybersecurity breaches and other interruptions that could disrupt our business operations and adversely impact our reputation and results of operations.

Information technology, including the Internet and third-party hosted services, enables us to operate efficiently, manage our procurement, supply chain and employee processes, interface with customers, maintain financial accuracy and efficiency and accurately produce our financial statements. If we do not appropriately allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, and/or the loss of and/or damage to intellectual property through security breaches, including internal and external cybersecurity threats. Cybersecurity attacks may be difficult to detect for periods of time, and include, but are not limited to, malicious software (malware, ransomware and viruses), phishing and social engineering, attempts to gain unauthorized access to networks, computer systems and data, malicious or negligent actions of employees (including misuse of information they are entitled to access), cyber extortion, electronic or wire fraud, and other forms of electronic security breaches. These incidents may be caused by failures during routine operations, such as system upgrades, or by user errors, as well as network or hardware failures, malicious or disruptive software, unintentional or malicious actions of employees or contractors, cyberattacks by hackers, criminal groups or nation-state organizations (which may include social engineering, business email compromise, cyber extortion, denial of service, or attempts to exploit vulnerabilities, such as phishing), geopolitical events, natural disasters, failures or impairments of telecommunications networks, or other catastrophic events.  Such attacks could lead to disruptions in or loss of access to our data or business systems; an inability to process customer orders and/or lost customer orders; unauthorized release of confidential, proprietary or otherwise protected information belonging to us or our employees, customers, consumers, partners, or suppliers; lost revenues or other costs due to office, plant, production, warehouse or other facility disruption or shutdown; additional expenses, including the cost of remediating incidents or improving security measures, increased insurance costs, and/or ransomware payments; and corruption of data. Any such consequences could materially and adversely affect our financial condition, results of operations and cash flows.  We also may suffer reputational damage because of lost or misappropriated confidential or proprietary information belonging to us, or employees, customers, suppliers or other third party service providers and may become exposed to legal action and increased regulatory oversight, including governmental inquiries, investigations, enforcement actions and regulatory fines. Although we maintain insurance coverage that may, subject to the policy’s terms and conditions, cover certain aspects of a breach or disruption, such insurance coverage may be insufficient to cover all losses. In addition, the scope and severity of cyber threats, in particular the use of ransomware attacks, are increasing. Due to such constant evolving nature and methods of security threats, we cannot predict the form and nature of any future incident, and the cost and operational expense of implementing, maintaining and enhancing protective measures to guard against increasingly complex and sophisticated cyber threats could increase significantly.

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

We rely on relationships with third parties, including suppliers, distributors, bottlers, contract packers, contractors, cloud data storage and other information technology service providers and other external business partners, for certain functions or for services in support of our operations. These third-party service providers and partners, with whom we may share data, are subject to similar risks as we are relating to cybersecurity, privacy violations, business interruption, and systems, as well as employee failures. While we have procedures in place for selecting and managing our relationships with third-party service providers and other business partners, we do not have control over their business operations or governance and compliance systems, practices and procedures, and our management of multiple third party service providers increases our operational complexity.  If we fail to adequately monitor our third party service providers’ and partners’ performance, including for compliance with regulatory and legal requirements, we may have to incur additional costs to correct errors, our reputation could be harmed or we could be subject to litigation, claims, legal or regulatory proceedings, inquiries or investigations.  These risks may also be present if our third party service providers and partners use separate information systems that are not integrated with our systems and suffer a cybersecurity incident. These risks are also present in acquired businesses, joint ventures or companies that we invest in or partner with that use separate information systems or have not yet been fully integrated into our information systems. Third parties may experience cybersecurity incidents that may involve data we share with them or rely on them to provide to us, and the need to coordinate with such third-parties, including with respect to timely notification and access to personnel and information concerning an incident, may complicate our efforts to resolve any issues that arise.  As a result, we are subject to the risk that the activities associated with our third party service providers and partners will adversely affect our business, even if the cyber incident does not directly impact our systems or information.

If we fail to comply with data privacy and personal data protection laws, we could be subject to adverse publicity, government enforcement actions and/or private litigation, which may negatively impact our business and operating results.

We receive, process, transmit and store information relating to certain identified or identifiable individuals (“personal data”), including current and former employees, in the ordinary course of business. As a result, we are subject to various U.S. federal and state and foreign laws and regulations relating to personal data. These laws are subject to change, and new personal data legislation may be enacted in other jurisdictions at any time. In the European Union, the General Data Protection Regulation (“GDPR”) includes operational requirements for companies receiving or processing personal data of residents of the European Union different from those that were previously in place and also includes significant penalties for noncompliance. Additionally, privacy laws and regulations adopted or being considered by various states, including the California Consumer Privacy Act of 2018 (“CCPA”) and the California Privacy Rights Act, provides new private rights of action and statutory damages for certain data breaches and impose operational requirements on companies that process personal data of state residents, including making disclosures to consumers about data collection, processing and sharing practices and allowing consumers to opt out of certain data sharing with third parties.

Changes introduced by the GDPR and state privacy laws, as well as other changes to existing personal data protection laws and the introduction of such laws in other jurisdictions, subject the Company to, among other things, additional costs and expenses and may require costly changes to our business practices and security systems, policies, procedures and practices. There can be no assurances that our security controls over personal data, training of personnel on data privacy and data security, vendor management processes, and the policies, procedures and practices we implement will prevent the improper processing or breaches of personal data. Data breaches or improper processing, or breaches of personal data in violation of the GDPR or of other personal data protection or privacy laws and regulations, could harm our reputation, cause loss of consumer confidence, subject us to government enforcement actions (including fines), or result in private litigation against us, which may result in potential loss of revenue, increased costs, liability for monetary damages or fines and/or criminal prosecution, thereby negatively impacting our business and operating results.

Financial Risks

Fluctuations in our effective tax rate could adversely affect our financial condition and results of operations.

We are subject to income and other taxes in both the U.S. and certain foreign jurisdictions. Therefore, we are subject to audits for multiple tax years in various jurisdictions at once.

We are in various stages of examination with certain states and certain foreign jurisdictions. Our 2020 through 2022 U.S. federal income tax returns are subject to examination by the IRS. Our state income tax returns are subject to examination for the 2019 through 2022 tax years. The United Kingdom and Ireland income tax returns are subject to examination for the 2019 through 2022 tax years.

At any given time, events may occur which change our expectation about how any such tax audits will be resolved, and thus, there could be significant variability in our quarterly and/or annual tax rates, because these events may change our plans for uncertain tax positions.

Changes in U.S. tax laws as a result of any legislation proposed by a new U.S. Presidential Administration or U.S. Congress, which may include efforts to change or repeal the 2017 Tax Cuts and Jobs Act and the federal corporate income tax rate reduction, could adversely affect our provision for income taxes, resulting in an adverse impact on our financial condition or results of operations. In addition, changes in the manner in which U.S. multinational corporations are taxed on foreign earnings, including changes in how existing tax laws are interpreted or enforced, could adversely affect our financial condition or results of operations. For example, the Organization for Economic Cooperation and Development (“OECD”) has recommended changes to numerous long-standing international tax principles through its base erosion and profit shifting (“BEPS”) project. These changes, to the extent adopted, may increase tax uncertainty, result in higher compliance costs and adversely affect our provision for income taxes, results of operations and/or cash flow. In connection with the OECD’s

BEPS project, companies are required to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny of profits earned in various countries. Economic and political pressures to increase tax revenues in jurisdictions in which we operate, or the adoption of new or reformed tax legislation or regulation, may make resolving tax disputes more difficult, and the final resolution of tax audits and any related litigation could differ from our historical provisions and accruals, resulting in an adverse impact on our financial condition or results of operations.

We may be required to record a charge to earnings if our goodwill or intangible assets become impaired.

Under United States Generally Accepted Accounting Principles (“GAAP”), we are required to test our indefinite lived intangible assets and goodwill for impairment at least annually and to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include declining or slower than anticipated growth rates for certain of our existing products, a decline in stock price and market capitalization, and slower growth rates in our industry.

We may be required to record a charge to earnings during the period in which we determine that our intangible assets have been impaired. Any such charge would adversely impact our results of operations. As of December 31, 2023, our goodwill totaled approximately $1.42 billion and other intangible assets totaled approximately $1.43 billion. For the year ended December 31, 2023, we recorded $38.7 million of impairment charges related to certain non-amortizing intangibles.

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

For the years ended December 31, 2023, 2022 and 2021, aggregate foreign currency transaction gains (losses), including the gains or losses on forward currency exchange contracts, amounted to ($60.2) million, ($37.9) million and $0.3 million, respectively.

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

Global economic uncertainties, including highly inflationary economies and foreign currency exchange rates and rising interest rates, affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. There can be no assurance that economic improvements will occur, or that they would be sustainable, or that they would enhance conditions in markets relevant to us. In addition, we cannot predict the duration and severity of disruptions in any of our markets or the impact they may have on our customers or business, as our expansion outside of the United States has increased our exposure to any developments or crises in African, Asian, Central and South American, European, Middle Eastern and other international markets. Unfavorable economic conditions and financial uncertainties in our major international markets, including economic slowdowns and recessions, and unstable political conditions, including civil unrest and governmental changes, in certain of our other international markets could undermine global consumer confidence and reduce consumers’ purchasing power, thereby reducing demand for our products. The foregoing also includes the military conflicts in Ukraine, Israel and Gaza as well as tensions in the Middle East in general and tensions across the Taiwan Straits and any increased economic uncertainty and volatility in commodity prices that it poses.

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

Our stock price is affected by a number of factors, including stockholder expectations, financial results, the introduction of new products by us and our competitors, general economic and market conditions such as inflation, estimates and projections by the investment community and public comments by other parties, as well as many other factors, including litigation, many of which are beyond our control. We do not provide guidance on our future performance, including, but not limited to, our revenues, margins, product mix, operating expenses, net income, or earnings per share. We may be unable to achieve analysts’ net revenue and/or earnings forecasts, which are based on their own projected revenues, sales volumes and sales mixes of many product types and/or new products, certain of which are more profitable than others, as well as their own estimates of gross margin and operating expenses. There can be no assurance that we will achieve any such projected levels or mix of product sales, revenues, gross margins, operating profits, net income and/or earnings per share. As a result, our stock price is subject to significant volatility, and stockholders may not be able to sell our stock at attractive prices. In addition, periods of volatility in the market price of our stock could result in the initiation of securities class action litigation against us. During the fiscal year ended December 31, 2023, the high of our stock price was $60.47 and the low was $47.13.

Our investments are subject to risks which may cause losses and affect the liquidity of these investments.

At December 31, 2023, we had $2.30 billion in cash and cash equivalents, $955.6 million in short-term investments and $76.4 million in long-term investments, including certificates of deposit, commercial paper, corporate bonds, U.S. government agency securities, U.S. treasuries, and to a lesser extent, municipal securities. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. These risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.CYBERSECURITY

Our Board recognizes the importance of maintaining the trust and confidence of our customers, consumers, employees and other stakeholders and oversees all cybersecurity matters. Management plays a central role in our information security program, which is a critical component of our enterprise risk management and includes the implementation of controls aligned with industry best practices and applicable frameworks to identify threats, deter attacks and protect our Company assets. In addition, we engage a range of cybersecurity experts, including cybersecurity auditors, assessors, and consultants, in evaluating and testing our risk management systems. These partnerships enable us to leverage specialized knowledge and insights and ensure that our cybersecurity strategies and processes remain in line with industry best practices. Our collaboration with these third parties includes regular audits, threat assessments, and consultation on security enhancements.

Our Chief Information Officer and his team are responsible for leading our cybersecurity strategy, policy, standards, architecture, and processes. Our information security leadership team has more than 20 years of combined experience in cyber and information security matters. Our information security program is also supported by our Chief Compliance Officer and other members of senior management.  We conduct periodic reviews of our program by internal and external experts with the results of those reviews reported to senior management and the Board. We have procedures in place for selecting and managing our relationships with third-party service providers and other business partners.  For example, we require certain third-party service providers and other business partners to provide us with SOC II reports that demonstrate compliance with security standards. We also actively engage with industry participants, as well as intelligence and law enforcement communities as appropriate, as part of our continuing efforts to evolve our cybersecurity governance.

Our information security team promptly informs our Incident Response Team of potentially material cybersecurity incidents, including with respect to our third-party service providers.  The Chief Information Officer briefs our Co-Chief Executive Officers and reports to the Audit Committee of our Board (the “Audit Committee”). The Audit Committee, in turn and if necessary, briefs the Board on, among other matters, our cyber risks and threats, the status of projects to strengthen our information security systems (such as employee cybersecurity training), an assessment of the information security program, and the emerging threat landscape. The Cybersecurity and Compliance Steering Committee, comprised of senior members of management, has convened and is scheduled to convene on a quarterly basis to review all matters related to strengthening our cybersecurity posture and providing governance.

For a discussion regarding risks from cybersecurity threats that are reasonably likely to affect the Company, see “Part I, Item 1A – Risk Factors – Our use of information technology and third party service providers exposes us to cybersecurity breaches and other interruptions that could disrupt our business operations and adversely impact our reputation and results of operations” and “If we fail to comply with data privacy and personal data protection laws, we could be subject to adverse publicity, government enforcement actions and/or private litigation, which may negatively impact our business and operating results.”

ITEM 2.PROPERTIES

As of February 15, 2024, our principal properties include the following:

Our owned corporate headquarters located in Corona, California, consist of (i) a free-standing, six-story building (LEED Gold and ENERGY STAR certified), (ii) a three-story parking structure and storage facility, which houses our quality control laboratory, (iii) a free-standing, three-story building (currently pursuing ENERGY STAR certification), (iv) a free-standing, single-story building and (v) a free-standing, two-story building.

Our owned Southern California warehouse and distribution center is located in Rialto, California, which is LEED certified.

During 2023, we acquired a beverage production facility in Phoenix, Arizona, to manufacture certain of our energy drink products.

During 2022, we acquired certain real property and equipment in Norwalk, California. We utilize the property as a manufacturing facility for certain of our products. Manufacturing commenced in January 2024.

During 2020, we purchased a three-story office building located in Uxbridge, United Kingdom.

During 2019, we acquired a manufacturing plant and adjoining land in Athy, County Kildare, Ireland to produce and supply ingredients, including flavors, for certain of our international markets.  In January 2024, we acquired additional land adjoining the property to support continued development of the manufacturing site.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, and any related insurance reimbursements. As of December 31, 2023, $0.3 million of loss contingencies were included in the Company’s accompanying consolidated balance sheet.  As of December 31, 2022, no loss contingencies were included in the Company’s consolidated balance sheet.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

The Company’s common stock trades on the Nasdaq Global Select Market under the symbol, “MNST”. As of February 15, 2024, there were 1,040,636,235 shares of the Company’s common stock outstanding held by approximately 189 holders of record. The holders of record do not include those stockholders whose shares are held of record by banks, brokers and other financial institutions.

Stock Price and Dividend Information

We have not paid cash dividends to our stockholders since our inception and do not anticipate paying cash dividends in the foreseeable future.

On June 14, 2022, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “June 2022 Repurchase Plan”). During the year ended December 31, 2023, the Company purchased approximately 3.3 million shares of common stock at an average purchase price of $55.52 per share, for a total amount of approximately $182.8 million (excluding broker commissions), which exhausted the availability under the June 2022 Repurchase Plan.

On November 2, 2022, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to an additional $500.0 million of the Company’s outstanding common stock (the “November 2022 Repurchase Plan”). During the year ended December 31, 2023, the Company purchased approximately 4.8 million shares of common stock at an average purchase price of $54.31 per share, for a total amount of approximately $260.3 million (excluding broker commissions), under the November 2022 Repurchase Plan.  As of February 27, 2024, $142.4 million remained available for repurchase under the November 2022 Repurchase Plan.

On November 7, 2023, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to an additional $500.0 million of the Company’s outstanding common stock (the “November 2023 Repurchase Plan”). During the year ended December 31, 2023, no shares were repurchased under the November 2023 Repurchase Plan. As of February 27, 2024, $500.0 million remained available for repurchase under the November 2023 Repurchase Plan.

The aggregate amount of the Company’s outstanding common stock that remains available for repurchase under all previously authorized repurchase plans is $642.4 million as of February 27, 2024.

During the year ended December 31, 2023, 3.8 million shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $214.2 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying consolidated balance sheet at December 31, 2023.

The following tabular summary reflects the Company’s repurchase activity during the quarter ended December 31, 2023.

				Maximum Number (or
				Approximate Dollar
			Total Number of	Value) of Shares that
			Shares Purchased	May Yet Be Purchased
	Total Number		as Part of Publicly	Under the Plans or
	of Shares	Average Price	Announced Plans	Programs (In
Period	Purchased	per Share¹	or Programs	thousands)²
Oct 1 – Oct 31, 2023	—	$—	—	$282,838
November 7, 2023 Authorization				$500,000
Nov 1 – Nov 30, 2023	—	$—	—	$782,838
Dec 1 – Dec 31, 2023	791,317	$54.57	791,317	$739,643

¹Excluding broker commissions paid.

²Net of broker commissions paid.

Performance Graph

The following graph shows a five-year comparison of cumulative total returns:1

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
Monster Beverage Corporation
S&P 500 Index
Peer Group
$300
$250
$200
$150
$100
$50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23

1Annual return assumes reinvestment of dividends. Cumulative total return assumes an initial investment of $100 on December 31, 2018. The Company’s self-selected peer group is comprised of TCCC, Keurig Dr. Pepper Inc., Constellation Brands, Inc., Molson Coors Beverage Company and PepsiCo, Inc.

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

This overview provides our perspective on the individual sections of MD&A. MD&A includes the following sections:

●	Bang Energy Acquisition – a discussion of our acquisition of Bang Energy on July 31, 2023;
●	Pricing Actions – a discussion of certain pricing actions implemented during 2022 and 2023;
●	Our Business – a general description of our business, the value drivers of our business, and opportunities and risks facing our Company, stock repurchases, acquisitions and divestitures;
●	Results of Operations – an analysis of our consolidated results of operations for the years ended December 31, 2023 and 2022;
●	Sales – details of our sales measured on a quarterly basis in both dollars and cases;
●	Inflation – information about the impact that inflation may or may not have on our results;
●	Liquidity and Capital Resources – an analysis of our cash flows, sources and uses of cash and contractual obligations;
●	Accounting Policies and Pronouncements – a discussion of accounting policies that require critical judgments and estimates including newly issued accounting pronouncements;
●	Forward-Looking Statements – cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from the Company’s historical results or our current expectations or projections; and
●	Market Risks – information about market risks and risk management. (See “Forward-Looking Statements” and “Part II, Item 7A – Qualitative and Quantitative Disclosures about Market Risks”).

Bang Energy Acquisition

On July 31, 2023, we completed the Bang Transaction. The acquired assets primarily include the Bang Energy® drink business and a beverage production facility in Phoenix, AZ.

Pricing Actions

We implemented pricing actions including (i) price increases effective April 1, 2022 (limited pack sizes), September 1, 2022 and April 1, 2023 (limited pack sizes) in the United States, (ii) price increases at various times in certain international markets during 2022 and 2023 and (iii) decreased promotional allowances as a percentage of net sales in certain markets during 2022 and 2023 (collectively, the “Pricing Actions”). The Pricing Actions positively impacted gross profit margins in 2023.

Gross Profit Margins

During the year ended December 31, 2023, we experienced an improvement in our gross profit margins as compared to the year ended December 31, 2022. This improvement was primarily attributable to (i) the Pricing Actions, (ii) our decreased reliance on imported cans and (iii) improved finished product inventory levels in closer proximity to our customers, resulting in a reduction of long-distance freight costs.

During the COVID-19 pandemic we prioritized ensuring product availability for our customers and consumers.  This strategic direction remained in place throughout the global supply chain challenges and disruptions, despite adversely impacting our profitability. We continue to stand by our strategy to ensure product availability and solidify the continued long-term growth of our brands.

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

Our Business

Overview

We develop, market, sell and distribute energy drink beverages and concentrates for energy drink beverages, primarily under the following brand names:

●
Monster Energy®
●
Monster Energy Ultra®
●
Monster Rehab®
●
Monster Energy® Nitro
●
Java Monster®
●
Punch Monster®
●
Juice Monster®
●
Reign Total Body Fuel®
●
Reign Inferno® Thermogenic Fuel
●
Reign Storm®
●
Bang Energy®
●
NOS®
●
Full Throttle®
● Burn® ● Mother® ● Nalu® ● Ultra Energy® ● Play® and Power Play® (stylized) ● Relentless® ● BPM® ● BU® ● Gladiator® ● Samurai® ● Live+® ● Predator® ● Fury®

We also develop, market, sell and distribute craft beers, FMBs and hard seltzers under a number of brands, including Jai Alai® IPA, Florida ManTM IPA, Dale’s Pale Ale®, Wild Basin® Hard Seltzers, Dallas Blonde®, Deep EllumTM IPA, Perrin Brewing CompanyTM Black Ale, Hop Rising® Double IPA, Wasatch® Apricot Hefeweizen, The Beast Unleashed®, Nasty BeastTM Hard Tea and a host of other brands.

We also develop, market, sell and distribute still and sparkling waters under the Monster Tour Water® brand name.

Our net sales of $7.14 billion for the year ended December 31, 2023 represented record annual net sales. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $146.7 million for the year ended December 31, 2023.

The vast majority of our net sales are derived from our Monster Energy® Drinks segment. Our Monster Energy® Drinks segment represented 91.8% and 92.4% of our net sales for the years ended December 31, 2023 and 2022, respectively. Our Strategic Brands segment represented 5.3% and 5.6% of our net sales for the years ended December 31, 2023 and 2022, respectively. Our Alcohol Brands segment represented 2.6% and 1.6% of our net sales for the years ended December 31, 2023 and 2022, respectively. Our Other segment represented 0.3% and 0.4% of our net sales for the years ended December 31, 2023 and 2022, respectively.

Net changes in foreign currency exchange rates had an unfavorable impact on net sales in the Monster Energy® Drinks segment of approximately $124.3 million for the year ended December 31, 2023. Net changes in foreign currency exchange rates had an unfavorable impact on net sales in the Strategic Brands segment of approximately $22.4 million for the year ended December 31, 2023.

Our growth strategy includes further developing our domestic markets, expanding our international business and growing our business into new sectors, such as the alcohol beverage sector.  Net sales to customers outside the United States amounted to $2.71 billion and $2.36 billion for the years ended December 31, 2023 and 2022, respectively. Such sales were approximately 38% and 37% of net sales for the years ended December 31, 2023 and 2022, respectively. Net changes in foreign currency exchange rates had an unfavorable impact on net sales to customers outside of the United States of approximately $146.7 million for the year ended December 31, 2023. Net sales to customers outside the United States, on a foreign currency adjusted basis, increased 21.2% for the year ended December 31, 2023.

Our non-alcohol customers are primarily full service beverage bottlers/distributors, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, foodservice customers, value stores, e-commerce retailers and the military. Our alcohol customers are primarily beer distributors who in turn sell to retailers within the alcohol distribution system. Percentages of our gross billings to our various customer types for the years ended December 31, 2023, 2022 and 2021 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such bottlers/distributors’ sales to their own customers.

	2023	2022	2021
U.S. full service bottlers/distributors	47%	48%	51%
International full service bottlers/distributors	40%	39%	39%
Club stores and e-commerce retailers	8%	9%	8%
Retail grocery, direct convenience, specialty chains and wholesalers	2%	2%	1%
Alcohol, value stores and other	3%	2%	1%

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

Our alcohol customers include Reyes Beverage Group, Ben E. Keith Company, J.J. Taylor Distributing, and Sheehan Family Companies.

A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material adverse effect on our financial condition and consolidated results of operations.

Coca-Cola Consolidated, Inc. accounted for approximately 10%, 11% and 12% of our net sales for the years ended December 31, 2023, 2022 and 2021, respectively.

Reyes Coca-Cola Bottling, LLC accounted for approximately 9%, 9% and 10% of our net sales for the years ended December 31, 2023, 2022 and 2021, respectively.

Coca-Cola Europacific Partners (formerly Coca-Cola European Partners) accounted for approximately 13%, 13% and 12% of our net sales for the years ended December 31, 2023, 2022 and 2021, respectively.

We continue to incur expenditures in connection with the development and introduction of new products and flavors.

Value Drivers of our Business

We believe that the key value drivers of our business include the following:

●	International Growth – The introduction, development and sustained profitability of our brands internationally remains a key value driver for our corporate growth. One or more of our products are distributed in approximately 158 countries and territories worldwide.
●	Profitable Growth – We believe “functional” value-added beverage brands supported by marketing and innovation and targeted to a diverse consumer base, drive profitable growth. We are focused on increasing the profit margins for our Monster Energy® Drinks segment, our Strategic Brands segment and our Alcohol Brands segment, and believe that tailored branding, packaging, pricing and distribution channel strategies help achieve profitable growth. We are implementing these strategies with a view to continuing profitable growth.
●	Cost Management – The principal focus of cost management will continue to be on mitigating increases and/or reducing input procurement and production costs on a per-case basis, including raw material costs and co-packing fees, as well as reducing freight costs by securing additional co-packing facilities strategically localized. Another key area of focus is to decrease promotional allowances, selling and general and administrative costs, including sponsorships, sampling, promotional and marketing expenses, as a percentage of net sales.
●	Efficient Capital Structure – Our capital structure is designed to optimize our working capital in order to finance expansion, both domestically and internationally. We believe that with our strong capital position, our ability to raise funds, if necessary, at a relatively low effective cost of borrowings, provides a competitive advantage. The reduction of days outstanding for accounts receivable and inventory days on hand will remain an area of focus.

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

Net sales, gross profit, operating income, net income and net income per share represent key measurements of the above value drivers. These measurements will continue to be a key management focus in 2024 and beyond (See “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations”).

As of December 31, 2023, the Company had working capital of $4.43 billion compared to $3.76 billion as of December 31, 2022. The increase in working capital was primarily the result of the increase in cash and cash equivalents, related to the increase in net sales for the year ended December 31, 2023. For the year ended December 31, 2023, our net cash provided by operating activities was approximately $1.72 billion as compared to $887.7 million for the year ended December 31, 2022. Principal uses of cash flows in 2023 were purchases of investments, purchases of treasury stock, the acquisition of Bang Energy, development of our brands internationally and purchases of real property, property and equipment. Except for the acquisition of Bang Energy, these principal uses of cash flows are expected to be and remain our principal recurring use of cash and working capital funds in the future (See “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”).

Opportunities, Challenges and Risks

Looking forward, our management has identified certain challenges and risks for the beverage industry and the Company, including our significant commercial relationship with TCCC and TCCC’s status as a significant stockholder of the Company, in each case as described above under “Part I, Item 1A – Risk Factors.”

In addition, legislation has been proposed and/or adopted at the U.S., state, county and/or municipal level and proposed and/or adopted in certain foreign jurisdictions to restrict the sale of energy and alcohol drinks (including prohibiting the sale of energy and/or alcohol drinks at certain establishments or pursuant to certain governmental programs), limit caffeine and/or alcohol content, require certain product labeling disclosures and/or warnings, impose taxes, limit product sizes or impose age restrictions for the sale of energy and/or alcohol drinks. In addition, articles critical of the caffeine content in energy drinks and their perceived benefits, or alcohol drinks and their misuse or abuse, as well as articles indicating certain health risks of energy and alcohol drinks have been published. The proposal and/or adoption of such legislation and the publication of such articles, or the future proposal and/or adoption of similar legislation or publication of similar articles, may adversely affect our Company.

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

In addition, other key challenges and risks that could impact our Company’s future financial results include, but are not limited to:

●	the risks associated with the realization of benefits from our relationship with TCCC;

●	profitable expansion and growth of our family of brands in the competitive market place (See “Part I, Item 1 – Business – Competition” and “Part I, Item 1 – Business – Sales and Marketing”);
●	changes in consumer preferences and demand for our products;
●	The emergence of new subcategories within the energy and/or alcohol beverage sectors that we fail (or are late) to successfully react to;
●	economic uncertainty in the United States, Europe and other countries in which we operate;
●	the risks associated with foreign currency exchange rate fluctuations;
●	maintenance of our brand image, product quality and corporate reputation;
●	increasing concern over various environmental, human rights and health matters, including obesity, caffeine and/or alcohol consumption and energy and/or alcohol drinks generally, and changes in regulation and consumer preferences in response to those concerns;
●	costs of establishing and promoting our brands internationally;
●	the risks associated with entering into new sectors in the beverage industry, in particular the alcohol beverage sector, and making acquisitions to implement our growth strategy;
●	increases in costs of raw materials used by us;
●	restrictions on imports and sources of supply, duties or tariffs, changes in related government regulations and disruptions in the timely import or export of our products and/or ingredients including flavors, flavor ingredients and supplement ingredients, due to port strikes and/or port congestion, delays due to pandemics, related labor issues or other importation impediments;
●	protection of our existing intellectual property portfolio of trademarks and copyrights and our continuous pursuit to develop and protect new and innovative trademarks and copyrights for our expanding product lines;
●	limitations on available quantities of aluminum cans, other packaging materials and ingredients;
●	limitations on co-packing availability and in particular, consolidation in the co-packing industry;
●	the long-term impact of Brexit on our business in Europe and the United Kingdom;
●	increases in ocean and domestic fuel and freight rates; and
●	the imposition of additional regulations, including regulations restricting the sale of energy or alcohol drinks, limiting caffeine or alcohol content in beverages, requiring product labeling and/or warnings, imposing excise taxes and/or sales taxes, and/or limiting product size and/or age restrictions.

See “Part I, Item 1A – Risk Factors” for additional information about risks and uncertainties facing our Company.

We believe that the following opportunities exist for us:

●	domestic and international growth potential of our products;
●	growth potential of the energy drink and alcohol beverage categories, both domestically and internationally;
●	growth potential of the affordable energy drink category;
●	planned and future new product and product line introductions with the objective of increasing sales and/or contributing to higher profitability;
●	the introduction of new package formats designed to generate strong revenue growth;
●	package, pricing and channel opportunities to increase profitable growth;
●	effective strategic positioning to capitalize on industry growth;
●	broadening distribution/expansion opportunities in both domestic and international markets;

●	launching and/or relaunching our products and new products into new domestic and international markets and channels;
●	continued focus on reducing our cost base; and
●	our entry into the alcohol category and development of our alcohol portfolio.

Results of Operations

This section of the Annual Report on Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. A detailed discussion of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

The following table sets forth key statistics for the years ended December 31, 2023, 2022 and 2021, respectively.

(In thousands, except per share amounts)				Percentage	Percentage
				Change	Change
	2023	2022	2021	23 vs. 22	22 vs. 21
Net sales[1]	$7,140,027	$6,311,050	$5,541,352	13.1%	13.9%
Cost of sales	3,345,821	3,136,483	2,432,839	6.7%	28.9%
Gross profit*[1]	3,794,206	3,174,567	3,108,513	19.5%	2.1%
Gross profit as a percentage of net sales	53.1%	50.3%	56.1%

Operating expenses	1,840,851	1,589,846	1,311,046	15.8%	21.3%
Operating expenses as a percentage of net sales	25.8%	25.2%	23.7%

Operating income[1]	1,953,355	1,584,721	1,797,467	23.3%	(11.8)%
Operating income as a percentage of net sales	27.4%	25.1%	32.4%

Interest and other income (expense), net	115,127	(12,757)	3,952	1,002.5%	(422.8)%

Income before provision for income taxes[1]	2,068,482	1,571,964	1,801,419	31.6%	(12.7)%

Provision for income taxes	437,494	380,340	423,944	15.0%	(10.3)%

Income taxes as a percentage of income before taxes	21.2%	24.2%	23.5%

Net income[1]	$1,630,988	$1,191,624	$1,377,475	36.9%	(13.5)%
Net income as a percentage of net sales	22.8%	18.9%	24.9%

Net income per common share:
Basic	$1.56	$1.13	$1.30	38.0%	(13.2)%
Diluted	$1.54	$1.12	$1.29	38.0%	(13.1)%

Energy Drink case sales (in thousands) (in 192‑ounce case equivalents)	769,241	701,677	613,441	9.6%	14.4%

1Includes $40.0 million, $40.0 million and $41.5 million for the years ended December 31, 2023, 2022 and 2021, respectively, related to the recognition of deferred revenue.

*Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses. We include out-bound freight and warehouse costs in operating expenses rather than in cost of sales.

Net Sales

Net sales were $7.14 billion for the year ended December 31, 2023, an increase of approximately $829.0 million, or 13.1% higher than net sales of $6.31 billion for the year ended December 31, 2022. Net sales increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand as well as due to the Pricing Actions. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $146.7 million for the year ended December 31, 2023. Net sales on a foreign currency adjusted basis increased 15.5% for the year ended December 31, 2023.

Net sales were $2.53 billion and $2.20 billion for the years ended December 31, 2023 and 2022, respectively, in EMEA, Asia Pacific (including Oceania), Latin America and the Caribbean.

Net sales for the Monster Energy® Drinks segment were $6.56 billion for the year ended December 31, 2023, an increase of approximately $721.9 million, or 12.4% higher than net sales of $5.83 billion for the year ended December 31, 2022. Net sales for the Monster Energy® Drinks segment increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had an unfavorable impact on net sales for the Monster Energy® Drinks segment of approximately $124.3 million for the year ended December 31, 2023. Net sales for the Monster Energy® Drinks segment on a foreign currency adjusted basis increased 14.5% for the year ended December 31, 2023.

Net sales for the Strategic Brands segment were $376.6 million for the year ended December 31, 2023, an increase of approximately $23.1 million, or 6.5% higher than net sales of $353.5 million for the year ended December 31, 2022. Net sales for the Strategic Brands segment increased primarily due to increased worldwide sales by volume of our NOS®, Predator® and Fury® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $22.4 million for the Strategic Brands segment for the year ended December 31, 2023. Net sales for the Strategic Brands segment on a foreign currency adjusted basis increased 12.9% for the year ended December 31, 2023.

Net sales for the Alcohol Brands segment were $184.9 million for the year ended December 31, 2023, an increase of approximately $83.5 million, or 82.3% higher than net sales of $101.4 million for the year ended December 31, 2022 (effectively from February 17, 2022 to December 31, 2022). Net sales of The Beast Unleashed® FMBs, which launched during the 2023 first quarter in the United States on a rolling state basis, were $86.7 million for the year ended December 31, 2023.

Net sales for the Other segment were $23.5 million for the year ended December 31, 2023, an increase of approximately $0.6 million, or 2.4% higher than net sales of $22.9 million for the year ended December 31, 2022.

Case sales for our energy drink products, in 192-ounce case equivalents, were 769.2 million cases for the year ended December 31, 2023, an increase of approximately 67.6 million cases or 9.6% higher than case sales of 701.7 million cases for the year ended December 31, 2022. The overall average net sales per case for our energy drink products (excluding net sales of Alcohol Brands and Other segments) increased to $9.01 for the year ended December 31, 2023, which was 2.2% higher than the average net sales per case of $8.82 for the year ended December 31, 2022. The increase in the average net sales per case was primarily the result of the Pricing Actions.

Case sales for our craft beers, hard seltzers and FMBs, in 192-ounce equivalents, were 13.1 million cases for the year ended December 31, 2023, an increase of approximately 6.6 million cases or 101.3% higher than case sales of 6.5 million cases for the year ended December 31, 2022 (effectively from February 17, 2022 to December 31, 2022).  Barrel sales for our craft beers, hard seltzers and FMBs, in 31 U.S. gallon equivalents, were 0.6 million barrels for the year ended December 31, 2023, an increase of approximately 0.3 million barrels or 101.3% higher than barrel sales of 0.3 million barrels for the year ended December 31, 2022 (effectively from February 17, 2022 to December 31, 2022).

Gross Profit

Gross profit was $3.79 billion for the year ended December 31, 2023, an increase of approximately $619.6 million, or 19.5% higher than the gross profit of $3.17 billion for the year ended December 31, 2022.

Gross profit as a percentage of net sales increased to 53.1% for the year ended December 31, 2023 from 50.3% for the year ended December 31, 2022. The increase for the year ended December 31, 2023 was primarily the result of the Pricing Actions, decreased freight-in costs as well as decreased aluminum can costs.

Operating Expenses

Total operating expenses were $1.84 billion for the year ended December 31, 2023, an increase of approximately $251.0 million, or 15.8% higher than total operating expenses of $1.59 billion for the year ended December 31, 2022.

The increase in operating expenses was primarily due to increased general and administrative expenses of $80.9 million, including travel and entertainment, professional service fees (including legal and accounting) and depreciation and amortization, increased selling and marketing expenses of $92.2 million, including sponsorships and endorsements, point of sale, premiums and allocated trade development, and increased payroll expenses of $82.4 million. In addition, operating expenses for the year ended December 31, 2023 included $16.1 million of transaction costs related to the acquisition of Bang Energy and $42.7 million of impairment charges related to the Alcohol Brands segment (the “Alcohol Impairment Charges”). The Alcohol Impairment Charges, due in part to the continuing challenges in the craft beer and hard seltzer categories, relate to certain non-amortizing intangibles as well as property and equipment, acquired as part of the CANarchy transaction (as defined below in Note 2, “Acquisitions”).

Operating expenses as a percentage of net sales for the years ended December 31, 2023 and 2022 were 25.8% and 25.2%, respectively.

Operating Income

Operating income was $1.95 billion for the year ended December 31, 2023, an increase of approximately $368.6 million, or 23.3% higher than operating income of $1.58 billion for the year ended December 31, 2022. Operating income as a percentage of net sales increased to 27.4% for the year ended December 31, 2023 from 25.1% for the year ended December 31, 2022. Operating income for the year ended December 31, 2023 increased primarily due to an increase of $619.6 million in gross profit partially offset by an increase in operating expenses of $368.6 million, which includes the Alcohol Impairment Charges.

Operating income was $409.3 million and $316.3 million for the years ended December 31, 2023 and 2022, respectively, for our operations in EMEA, Asia Pacific (including Oceania), Latin America and the Caribbean.

Operating income for the Monster Energy® Drinks segment, exclusive of corporate and unallocated expenses, was $2.34 billion for the year ended December 31, 2023, an increase of approximately $488.7 million, or 26.4% higher than operating income of $1.85 billion for the year ended December 31, 2022. The increase in operating income for the Monster Energy® Drinks segment was primarily the result of a $572.5 million increase in gross profit.

Operating income for the Strategic Brands segment, exclusive of corporate and unallocated expenses, was $207.1 million for the year ended December 31, 2023, an increase of approximately $9.4 million, or 4.8% higher than operating income of $197.7 million for the year ended December 31, 2022. The increase in operating income for the Strategic Brands segment was primarily the result of a $14.6 million increase in gross profit.

Operating loss for the Alcohol Brands segment, exclusive of corporate and unallocated expenses, was $81.1 million for the year ended December 31, 2023, an increase of approximately $49.6 million, or 157.5% higher than operating loss of

$31.5 million for the year ended December 31, 2022 (effectively from February 17, 2022 to December 31, 2022). The increase in the operating loss for the Alcohol Brands segment for the year ended December 31, 2023 was primarily as a result of the Alcohol Impairment Charges of $42.7 million.

Operating income for the Other segment, exclusive of corporate and unallocated expenses, was $3.6 million for the year ended December 31, 2023, an increase of approximately $0.5 million, or 17.3% higher than operating income of $3.0 million for the year ended December 31, 2022.

Interest and Other Income (Expense), net

Interest and other income (expense), net, was $115.1 million for the year ended December 31, 2023, as compared to interest and other income (expense), net, of ($12.8) million for the year ended December 31, 2022. Foreign currency transaction gains (losses) were ($60.2) million and ($37.9) million for the years ended December 31, 2023 and 2022, respectively. Interest income was $130.0 million and $29.7 million for the years ended December 31, 2023 and 2022, respectively.  Interest and other income (expense), net included a gain on transaction of $45.4 million related to the acquisition of Bang Energy (“Bang Transaction Gain”) for the year ended December 31, 2023.

Provision for Income Taxes

Provision for income taxes was $437.5 million for the year ended December 31, 2023, an increase of $57.2 million, or 15.0% higher than the provision for income taxes of $380.3 million for the year ended December 31, 2022. The effective combined federal, state and foreign tax rate was 21.2% and 24.2% for the years ended December 31, 2023 and 2022, respectively. The decrease in the effective tax rate was primarily attributable to the increase in the stock compensation deduction for the year ended December 31, 2023.

Net Income

Net income was $1.63 billion for the year ended December 31, 2023, an increase of $439.4 million, or 36.9% higher than net income of $1.19 billion for the year ended December 31, 2022. The increase in net income for the year ended December 31, 2023 was primarily due to the increase in gross profit.

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

Non-GAAP Financial Measures and Other Key Metrics

Gross Billings**

Gross billings were $8.23 billion for the year ended December 31, 2023, an increase of approximately $968.1 million, or 13.3% higher than gross billings of $7.26 billion for the year ended December 31, 2022. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings of approximately $149.8 million for the year ended December 31, 2023.

Gross billings for the Monster Energy® Drinks segment were $7.59 billion for the year ended December 31, 2023, an increase of approximately $855.4 million, or 12.7% higher than gross billings of $6.74 billion for the year ended December 31, 2022. Gross billings for the Monster Energy® Drinks segment increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand, as well as due to price increases in certain markets. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings for the Monster Energy® Drinks segment of approximately $127.8 million for the year ended December 31, 2023.

Gross billings for the Strategic Brands segment were $425.3 million for the year ended December 31, 2023, an increase of $26.6 million, or 6.7% higher than gross billings of $398.7 million for the year ended December 31, 2022. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings in the Strategic Brands segment of approximately $22.0 million for the year ended December 31, 2023.

Gross billings for the Alcohol Brands segment were $188.6 million for the year ended December 31, 2023, an increase of $85.6 million, or 83.0% higher than gross billings of $103.0 million for the year ended December 31, 2022 (effectively from February 17, 2022 to December 31, 2022).

Gross billings for the Other segment were $23.5 million for the year ended December 31, 2023, an increase of $0.6 million, or 2.6% higher than gross billings of $22.9 million for the year ended December 31, 2022.

Promotional allowances, commissions and other expenses, as described in the footnote below, were $1.13 billion for the year ended December 31, 2023, an increase of $139.1 million, or 14.0% higher than promotional allowances, commissions and other expenses of $990.6 million for the year ended December 31, 2022. Promotional allowances as a percentage of gross billings were 13.7% and 13.6% for the years ended December 31, 2023 and 2022, respectively.

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

The following table reconciles the non-GAAP financial measure of gross billings with the most directly comparable GAAP financial measure of net sales:

				Percentage	Percentage
In thousands				Change	Change
	2023	2022	2021	23 vs. 22	22 vs. 21
Gross Billings	$8,229,709	$7,261,639	$6,424,632	13.3%	13.0%
Deferred Revenue	39,955	39,969	41,462	(0.0)%	(3.6)%
Less: Promotional allowances, commissions and other expenses***	(1,129,637)	(990,558)	(924,742)	14.0%	7.1%
Net Sales	$7,140,027	$6,311,050	$5,541,352	13.1%	13.9%

***Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the presentation thereof does not conform to GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances for our energy drink products primarily include consideration given to our non-alcohol bottlers/distributors or retail customers including, but not limited to the following: (i) discounts granted off list prices to support price promotions to end-consumers by retailers; (ii) reimbursements given to our bottlers/distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (iii) our agreed share of fees given to bottlers/distributors and/or directly to retailers for advertising, in-store marketing and promotional activities; (iv) our agreed share of slotting, shelf space allowances and other fees given directly to retailers, club stores and/or wholesalers; (v) incentives given to our bottlers/distributors and/or retailers for achieving or exceeding certain predetermined sales goals; (vi) discounted or free products; (vii) contractual fees given to our bottlers/distributors related to sales made by us direct to certain customers that fall within the bottlers’/distributors’ sales territories; and (viii) certain commissions paid based on sales to our bottlers/distributors. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. Promotional and other allowances for our energy drink products constitute a material portion of our marketing activities. Our promotional allowance programs for our energy drink products with our numerous bottlers/distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year. The primary drivers of our promotional and other allowance activities for our energy drink products for the years ended December 31, 2023 and 2022 were (i) to increase sales volume and trial, (ii) to address market conditions, and (iii) to secure shelf and display space at retail. Promotional and other allowances for our Alcohol Brands segment primarily include price promotions where permitted.

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

	2023	2022	2021
Net Sales (in Thousands)
Quarter 1	$1,698,930	$1,518,574	$1,243,816
Quarter 2	1,854,961	1,655,260	1,461,934
Quarter 3	1,856,028	1,624,286	1,410,557
Quarter 4	1,730,108	1,512,930	1,425,045
Total	$7,140,027	$6,311,050	$5,541,352

Less: Alcohol Brands and Other segment net sales (in Thousands)
Quarter 1	$(50,904)	$(21,134)	$(5,727)
Quarter 2	(68,384)	(38,428)	(7,905)
Quarter 3	(49,024)	(33,265)	(6,316)
Quarter 4	(40,037)	(31,522)	(5,969)
Total	$(208,349)	$(124,349)	$(25,917)

Adjusted Net Sales (in Thousands)¹
Quarter 1	$1,648,026	$1,497,440	$1,238,089
Quarter 2	1,786,577	1,616,832	1,454,029
Quarter 3	1,807,004	1,591,021	1,404,241
Quarter 4	1,690,071	1,481,408	1,419,076
Total	$6,931,678	$6,186,701	$5,515,435

Energy Drink Case Volume / Sales (in Thousands)
Quarter 1	182,444	168,793	138,566
Quarter 2	198,406	184,197	161,450
Quarter 3	203,088	182,460	159,975
Quarter 4	185,303	166,227	153,450
Total	769,241	701,677	613,441

Energy Drink Adjusted Average Net Sales Per Case
Quarter 1	$9.03	$8.87	$8.94
Quarter 2	9.00	8.78	9.01
Quarter 3	8.90	8.72	8.78
Quarter 4	9.12	8.91	9.25
Total	$9.01	$8.82	$8.99

1Excludes Alcohol Brands segment and Other segment net sales.

The following represents energy drink case sales by segment for the years ended December 31:

(In thousands, except average net sales per case)	2023	2022	2021
Net sales	$7,140,027	$6,311,050	$5,541,352
Less: Alcohol Brands segment sales	(184,855)	(101,405)	—
Less: Other segment sales	(23,494)	(22,944)	(25,917)
Adjusted net sales[1]	$6,931,678	$6,186,701	$5,515,435

Case sales by segment:[1]
Monster Energy® Drinks	632,950	581,937	520,577
Strategic Brands	136,291	119,740	92,864
Total case sales	769,241	701,677	613,441
Average net sales per case - Energy Drinks	$9.01	$8.82	$8.99

1Excludes Alcohol Brands segment and Other segment net sales.

Net changes in foreign currency exchange rates had an unfavorable impact on both net sales and the overall average net sales per case for the year ended December 31, 2023.

The following represents case sales for our craft beers, hard seltzers and FMBs, in 192-ounce equivalents, for the years ended December 31:

(In thousands, except average net sales per case)	2023	2022[1]
Alcohol Brands segment net sales	$184,855	$101,405
Case sales	13,131	6,525
Average net sales per case - Alcohol Brands	$14.08	$15.54

1For the year ended December 31, 2022, effectively from February 17, 2022 to December 31, 2022.

Inflation

We believe inflation did not have a significant impact on our results of operations for the year ended December 31, 2023. Inflation had a negative impact on our results of operations, leading to increased cost of sales and operating expenses for the year ended December 31, 2022. To mitigate the impact of inflation, we implemented the Pricing Actions.

Liquidity and Capital Resources

Cash and cash equivalents, short-term and long-term investments – As of December 31, 2023, we had $2.30 billion in cash and cash equivalents, $955.6 million in short-term investments and $76.4 million in long-term investments. We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical rating organizations) in selecting and maintaining our investments. We regularly assess market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Of our $2.30 billion of cash and cash equivalents held at December 31, 2023, $971.8 million was held by our foreign subsidiaries. No short-term or long-term investments were held by our foreign subsidiaries at December 31, 2023.

We believe that cash available from operations, including our cash resources and access to credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development needs, purchases of capital assets, purchases of equipment, purchases of real property and purchases of treasury stock, through at least the next 12 months. Based on our current plans, capital expenditures (exclusive of common stock repurchases) are likely to be less than $500.0 million through December 31, 2024. However, future business opportunities may cause a change in this estimate.

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

The following summarizes our cash flows for the years ended December 31, 2023, 2022 and 2021 (in thousands):

Net cash provided by (used in):
	2023	2022	2021
Operating activities	$1,717,753	$887,699	$1,155,741
Investing activities	$(193,395)	$(161,367)	$(992,022)
Financing activities	$(542,599)	$(706,938)	$34,821

Cash flows provided by operating activities. Cash provided by operating activities was $1.72 billion for the year ended December 31, 2023, as compared with cash provided by operating activities of $887.7 million for the year ended December 31, 2022.

For the year ended December 31, 2023, cash provided by operating activities was primarily attributable to net income earned of $1.63 billion and adjustments for certain non-cash expenses, consisting of $68.9 million of depreciation and amortization, $68.8 million of stock-based compensation, $38.7 million loss on impairment of intangibles, $9.0 million of non-cash lease expense and $4.3 million loss on impairment of property and equipment, partially offset by the $45.4 million Bang Transaction Gain. For the year ended December 31, 2023, cash provided by operating activities also increased due to a $112.8 million increase in accounts payable, a $23.0 million increase in other liabilities, a $13.4 million increase in accrued compensation, an $8.4 million increase in accrued promotional allowances, a $7.9 million decrease in inventories and a $2.0 million decrease in deferred income taxes. For the year ended December 31, 2023, cash used in operating activities was primarily attributable to a $163.2 million increase in accounts receivable, a $24.5 million decrease in deferred revenue, an $18.8 million increase in prepaid income taxes, a $10.4 million decrease in accrued liabilities and a $10.2 million increase in prepaid expenses and other assets.

For the year ended December 31, 2022, cash provided by operating activities was primarily attributable to net income earned of $1.19 billion and adjustments for certain non-cash expenses, consisting of $64.1 million of stock-based compensation, $61.2 million of depreciation and amortization, $7.3 million of non-cash lease expense and $2.2 million loss on impairment of intangibles. For the year ended December 31, 2022, cash provided by operating activities also increased due to a $49.8 million increase in accounts payable, a $48.2 million decrease in deferred income taxes, a $50.8 million increase in accrued promotional allowances and a $3.7 million increase in accrued compensation. For the year ended December 31, 2022, cash used in operating activities was primarily attributable to a $347.7 million increase in inventories, a $129.0 million increase in accounts receivable, a $38.3 million increase in prepaid expenses and other assets, a $30.4 million decrease in accrued liabilities, a $19.9 million decrease in deferred revenue, a $16.9 million decrease in income taxes payable, a $4.5 million decrease in other liabilities and a $4.4 million decrease in prepaid income taxes.

Cash flows used in investing activities. Net cash used in investing activities was $193.4 million for the year ended December 31, 2023, as compared to cash used in investing activities of $161.4 million for the year ended December 31, 2022.

For both the years ended December 31, 2023 and 2022, cash provided by investing activities was primarily attributable to sales of available-for-sale investments.  For both the years ended December 31, 2023 and 2022, cash used in investing activities was primarily attributable to purchases of available-for-sale investments. For the year ended December

31, 2023, cash used in investing activities included $363.4 million related to the acquisition of Bang Energy. For the year ended December 31, 2022, cash used in investing activities included $329.5 million (net of cash acquired), related to the acquisition of Monster Brewing Company. To a lesser extent, for both the years ended December 31, 2023 and 2022, cash used in investing activities also included the acquisition of real property, fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software, equipment used for sales and administrative activities, certain leasehold improvements, improvements to real property as well as the acquisition, defense and maintenance of trademarks. We expect to continue to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, leasehold improvements, the acquisition of capital equipment (specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products and to develop our brand in international markets) and for other corporate purposes. From time to time, we may also use cash to purchase additional real property related to our beverage business and/or acquire compatible businesses.

Cash flows (used in) provided by financing activities. Cash used in financing activities was $542.6 million for the year ended December 31, 2023 as compared to cash used in financing activities of $706.9 million for the year ended December 31, 2022. The cash flows used in financing activities for both the years ended December 31, 2023 and 2022 was primarily the result of the repurchases of our common stock. The cash flows provided by financing activities for both the years ended December 31, 2023 and 2022 was primarily attributable to the issuance of our common stock under our stock-based compensation plans.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of December 31, 2023:

	Payments due by period (in thousands)
		Less than	1‑3	3‑5	More than
Obligations	Total	1 year	years	years	5 years
Contractual Obligations[1]	$417,631	$328,200	$85,282	$4,031	$118
Finance Leases	6,620	6,601	19	—	—
Operating Leases	69,311	13,490	21,077	16,922	17,822
Purchase Commitments[2]	414,691	394,867	19,315	509	—
	$908,253	$743,158	$125,693	$21,462	$17,940

1Contractual obligations include our obligations related to sponsorships and other commitments.

2Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms, but are generally satisfied within one year.

In addition, approximately $3.1 million of unrecognized tax benefits have been recorded as liabilities as of December 31, 2023. It is expected that the amount of unrecognized tax benefits will not significantly change within the next 12 months. As of December 31, 2023, we had $0.6 million of accrued interest and penalties related to unrecognized tax benefits.

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

The following summarizes our most significant critical accounting estimates:

Goodwill – The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not amortized; instead, goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If the Company reasonably determines that it is more-likely-than-not that the fair value is less than the carrying value, the Company performs its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. Application of the goodwill impairment test requires significant judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated through the use of a discounted cash flow methodology. This analysis requires significant assumptions, including discount rate, projected future revenues, projected future operating margins and terminal growth rates. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. The Company will recognize an impairment for the amount by which the carrying amount exceeds a reporting unit’s fair value. For the years ended December 31, 2023, 2022 and 2021, there were no goodwill impairments recorded and there are no accumulated impairment balances.

Other Intangibles – In accordance with FASB ASC 350, intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists. Recoverability of indefinite-lived intangible assets is determined on a relief from royalty methodology, which is based on the implied royalty paid, at an appropriate discount rate, to license the use of an asset rather than owning the asset. The present value of the after-tax cost savings (i.e. royalty relief) indicates the estimated fair value of the asset. Any excess of the carrying value over the estimated fair value is recognized as an impairment loss equal to that excess. This analysis requires significant assumptions, including discount rate, projected future revenues and terminal growth rates.  A significant change in any or a combination of the assumptions used to estimate fair value of our indefinite-lived intangible assets could have a negative impact on the estimated fair values. The Company amortizes its trademarks with finite useful lives over their respective useful lives. For the year ended December 31, 2023, impairment charges of $38.7 million were recorded to intangibles primarily related to trademarks in our Alcohol Brands segment. For the year ended December 31, 2022, an impairment charge of $2.2 million was recorded to intangibles. For the year ended December 31, 2021 no impairment charges were recorded to intangibles.

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

Forward-Looking Statements

Certain statements made in this report may constitute forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) (the “Exchange Act”)) regarding the expectations of management with respect to revenues, profitability, adequacy of funds from operations and our existing credit facility, among other things. All statements containing a projection of revenues, income (loss), earnings (loss) per share, capital expenditures, dividends, capital structure or other financial items, a statement of management’s plans and objectives for future operations, or a statement of future economic performance contained in management’s discussion and analysis of financial condition and results of operations, including statements related to new products, volume growth and statements encompassing general optimism about future operating results and non-historical information, are forward-looking statements within the meaning of the Exchange Act. Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “plans,” “expects,” “estimates” and similar expressions are intended to identify forward-looking statements.

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside our control and involve a number of risks, uncertainties and other factors, that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

●	Our ability to successfully integrate the Bang Energy® business and recognize the anticipated benefits of the transaction;
●	Our ability to successfully transition the acquired Bang Energy® beverages to the Company’s primary bottlers/distributors;
●	Our ability to procure shelf space, retain customers and increase sales of the acquired Bang Energy® beverages;
●	Our ability to consolidate operations and/or rationalize brands acquired from Monster Brewing Company and Bang Energy®;
●	Our ability to achieve profitability within our Alcohol Brands segment;
●	Our ability to absorb, mitigate or pass on cost increases to our bottlers/distributors and/or customers and/or consumers;
●	The impact of rising costs, interest rates, and inflation on the discretionary income of our consumers;
●	Uncertainties associated with an economic slowdown or recession that could negatively impact the financial condition of our customers and could result in a reduced demand for our products;
●	The impact of the military conflicts in Ukraine, Israel and Gaza as well as tensions in the Middle East in general and tensions across the Taiwan Straits, including supply chain disruptions, volatility in commodity and energy prices, increased economic uncertainty and escalating geopolitical tensions;
●	Fluctuations in growth and/or growth rates (positive or negative) of the domestic and international energy drink categories generally, including in the convenience and gas channel (which is our largest channel) and the impact on demand for our products resulting from deteriorating economic conditions and/or financial uncertainties;
●	Lack of anticipated demand for our products in domestic and/or international markets;
●	Our ability to sustain the current level of sales of and/or achieve growth for our Monster Energy®, Reign Total Body Fuel®, Reign Storm®, Bang Energy® and NOS® brand energy drinks and/or our other products, including our Strategic Brands and Alcohol Brands;
●	The impact of temporary or permanent facility closures, production slowdowns and disruptions in operations experienced by our manufacturing facilities, our suppliers, bottlers/distributors, co-packers, and/or breweries, including any material disruptions on the production and distribution of our products;
●	Disruption to our and/or our co-packers’ manufacturing facilities and operations due to severe weather, natural disasters, climate change, labor-related issues, production difficulties, capacity limitations, cybersecurity incidents or other causes, which could impair our ability to produce or deliver finished products, resulting in a negative impact on our operating results;
●	Our ability to modify our manufacturing facilities to comply with safety, health, environmental, and other regulations;
●	The consolidation of co-packers leading us to increasingly rely on fewer co-packing groups, certain of which account for a large percentage of our co-packing capacity for our Monster Energy® drinks;
●	The impact of logistical issues and delays, including shortages of shipping containers and port of entry congestion;
●	The human and economic consequences of a material reemergence of COVID-19, including new variants, as well as the measures that may be taken by governments and businesses (including the Company and its suppliers, bottlers/distributors, co-packers, and other service providers) and the public at large to limit the spread of COVID-19, including, but not limited to, lockdowns, labor issues, delays, and/or decreased sponsorship, endorsement, sampling, and/or innovation activities, which may have an adverse impact on our business and operations;
●	We have extensive commercial arrangements with TCCC and, as a result, our future performance is substantially dependent on the success of our relationship with TCCC;

●	The consequence of TCCC’s bottlers/distributors distributing Coca-Cola brand energy drinks, possible reductions in the number of our SKUs carried by such bottlers/distributors and/or such bottlers/distributors imposing limitations on distributing new product SKUs;
●	The effect of TCCC being one of our significant stockholders and the potential divergence of TCCC’s interests from those of our other stockholders;
●	Our ability to maintain relationships with TCCC system bottlers/distributors and manage their ongoing commitment to focus on our non-alcohol products;
●	Disruptions in distribution channels and/or declines in sales due to the termination and/or insolvency of existing and/or new domestic and/or international bottlers/distributors;
●	Fluctuations in our inventory levels or those of our bottlers/distributors, planned or otherwise, and the resultant impact on our revenues;
●	Unfavorable regulations, including taxation, age restrictions imposed on the sale, purchase, or consumption of our products, marketing restrictions, product registration requirements, tariffs, trade restrictions, container size limitations and/or ingredient restrictions;
●	The effect of inquiries from, and/or actions by, state attorneys general, the Federal Trade Commission (the “FTC”), the FDA, the Bureau of Alcohol, Tobacco, Firearms and Explosives (the “ATF”), municipalities, city attorneys, other government agencies, quasi-government agencies, government officials (including members of the U.S. Congress) and/or analogous central and local agencies and other authorities in the foreign countries in which our products are manufactured and/or distributed into the advertising, marketing, promotion, ingredients, sale and/or consumption of our products, including voluntary and/or required changes to our business practices;
●	Our ability to comply with laws, regulations and evolving industry standards regarding consumer privacy and data use and security, including, but not limited to, with respect to the General Data Protection Regulation and the California Consumer Privacy Act of 2018;
●	Our ability to achieve profitability and/or repatriate cash from certain of our operations outside the United States;
●	Our ability to manage legal and regulatory requirements in foreign jurisdictions, potential difficulties in staffing and managing foreign operations and potentially higher incidence of fraud or corruption and credit risk of foreign customers and/or bottlers/distributors;
●	Changes in U.S. tax laws as a result of any legislation proposed by the U.S. Presidential Administration or U.S. Congress, which may include efforts to change or repeal the 2017 Tax Cuts and Jobs Act and the federal corporate income tax rate reduction;
●	Our ability to produce our products in international markets in which they are sold, thereby reducing freight costs and/or product damages;
●	Our ability to effectively manage our inventories and/or our accounts receivables;
●	Our foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities denominated in currencies other than the U.S. dollar, which will continue to increase as foreign sales increase;
●	Changes in accounting standards may affect our reported profitability;
●	Implications of the Organization for Economic Cooperation and Development’s base erosion and profit shifting project;
●	Any proceedings that may be brought against us by the SEC, the FDA, the FTC, the ATF or other governmental or quasi-governmental agencies or bodies;
●	The outcome and/or possibility of future shareholder derivative actions or shareholder securities litigation that may be filed against us and/or against certain of our officers and directors, and the possibility of other private shareholder litigation;
●	The outcome of product liability or consumer fraud litigation and/or class action litigation (or its analog in foreign jurisdictions) regarding the safety of our products and/or the ingredients in our products and/or claims made in connection with our products and/or alleging false advertising, marketing and/or promotion, and the possibility of future product liability and/or class action lawsuits;
●	Exposure to significant liabilities due to litigation, legal or regulatory proceedings, including litigation directed at the energy and alcohol beverage industries generally or at the Company in particular;
●	Intellectual property injunctions;

●	Unfavorable resolution of possible tax matters;
●	Uncertainty and volatility in the domestic and global economies, including risk of counterparty default or failure;
●	Our ability to address any significant deficiencies or material weakness in our internal controls over financial reporting;
●	Our ability to continue to generate sufficient cash flows to support our expansion plans and general operating activities;
●	Decreased demand for our products resulting from changes in consumer preferences, including, but not limited to: changes in demand for different packages, sizes and configurations; changes due to perceived health concerns such as obesity, ingredients in our products or packaging, and alcohol abuse; changes due to product safety concerns; and/or changes due to decreased consumer discretionary spending power;
●	Adverse publicity surrounding obesity, alcohol consumption, and other health concerns related to our products, product safety and quality, water usage, environmental impact and sustainability, human rights, our culture, workforce and labor and workplace laws;
●	Our ability to meet or comply with sustainability-related expectations, standards, and regulations, including rules proposed by the SEC, laws implemented by the California legislature, and directives adopted by the European Commission;
●	Changes in demand that are weather or season related and/or for other reasons, including changes in product category and/or package consumption;
●	Changes in cost and availability of certain key ingredients including aluminum cans, as well as disruptions to the supply chain, as a result of climate change and poor or extreme weather conditions;
●	The impact of unstable political conditions, civil unrest, large scale terrorist acts, the outbreak or escalation of armed hostilities, major natural disasters and extreme weather conditions, widespread outbreaks of infectious diseases (such as the COVID-19 pandemic), or unforeseen economic and political changes and local or international catastrophic events;
●	The impact on our business of competitive products and pricing pressures and our ability to increase or maintain our market share as a result of actions by competitors, including unsubstantiated and/or misleading claims, false advertising claims and tortious interference, as well as competitors selling misbranded products;
●	The impact on our business of trademark and trade dress infringement proceedings brought against us relating to any of our brands, which could result in an injunction barring us from selling certain of our products and/or require changes to be made to our current trade dress;
●	Our ability to implement and/or maintain price increases, including through reductions in promotional allowances;
●	An inability to achieve volume growth through product and packaging initiatives;
●	Our ability to implement our growth strategy, including expanding our business in existing and new sectors, such as the alcohol beverage sector;
●	The inherent operational risks presented by the alcohol beverage industry that may not be adequately covered by insurance or lead to litigation relating to alcohol marketing, advertising, or distribution practices, alcohol abuse problems and other health consequences arising from excessive consumption of or other misuse of alcohol, including death;
●	Our inability to transition distribution agreements in our Alcohol Brands segment and/or the impact of higher costs to change distributors for our alcohol beverages;
●	The impact of criticism of our products and/or the energy drink and/or alcohol beverage markets generally and/or legislation enacted (whether as a result of such criticism or otherwise) that restricts the marketing or sale of energy drinks and/or alcohol beverages (including prohibiting the sale of energy and/or alcohol drinks at certain establishments or pursuant to certain governmental programs), limits caffeine or alcohol content in beverages, requires certain product labeling disclosures and/or warnings, imposes excise and/or sales taxes, limits product sizes and/or imposes age restrictions for the sale of energy and/or alcohol drinks;
●	Our ability to comply with and/or resulting lower consumer demand and/or lower profit margins for energy drinks and/or alcohol beverages due to proposed and/or future U.S. federal, state and local laws and regulations and/or proposed or existing laws and regulations in certain foreign jurisdictions and/or any changes therein, including changes in taxation requirements (including tax rate changes, new tax laws, new and/or increased excise, sales and/or other taxes on our products and revised tax law interpretations) and environmental laws, as well as the Federal Food, Drug, and

Cosmetic Act and regulations or rules made thereunder or in connection therewith by the FDA. In addition, our business may be adversely impacted by changes in other food, drug or similar laws in the United States and internationally as well as laws and regulations or rules made or enforced by the ATF and/or the FTC or their foreign counterparts;
●	Disruptions in the timely import or export of our products and/or ingredients including flavors, flavor ingredients and supplement ingredients due to port congestion, strikes and related labor issues or otherwise;
●	Our ability to satisfy all criteria set forth in any model energy and/or alcohol drink guidelines, including, without limitation, those adopted by the American Beverage Association, of which we are a member, and/or any international beverage associations and the impact that our failure to satisfy such guidelines may have on our business;
●	The effect of unfavorable or adverse public relations, press, articles, comments and/or media attention;
●	Changes in the cost, quality and availability of containers, packaging materials, aluminum cans or kegs, the Midwest and other premiums, raw materials, including flavors and flavor ingredients, and other ingredients and juice concentrates, co-packing fees, and our ability to obtain and/or maintain favorable supply arrangements and relationships and procure timely and/or sufficient production of all or any of our products to meet customer demand;
●	Any shortages that may be experienced in the procurement of containers and/or other raw materials including, without limitation, water, flavors, flavor ingredients, supplement ingredients, aluminum cans generally, to a limited extent PET containers, 24-ounce aluminum cap cans, 19.2-ounce cans and 550ml BRE aluminum cans with resealable ends;
●	Our ability to access, secure and purify sufficient supplies of quality water;
●	Limitations in procuring sufficient quantities of aluminum cans;
●	In order to secure sufficient quantities of aluminum cans and sufficient co-packing availability in the future, we may be required to commit to minimum purchase volumes and/or minimum co-packing volumes. In the event that we over-estimate future demand for our products and therefore may not purchase such minimum quantities in full, or utilize such minimum co-packing volumes in full, we may incur claims and/or costs or losses in respect of such shortfalls;
●	The impact on our cost of sales of corporate activity among the limited number of suppliers from whom we purchase certain raw materials;
●	Our ability to pass on to our customers all or a portion of any increases in the costs of raw materials, ingredients, commodities and/or other cost inputs affecting our business;
●	Our ability to penetrate new domestic and/or international markets and/or gain approval or mitigate the delay in securing approval for the sale of our products in various countries;
●	The effectiveness of sales and/or marketing efforts by us and/or by the bottlers/distributors of our products, most of whom distribute products that may be regarded as competitive with our products;
●	Unilateral decisions by bottlers/distributors, buying groups, convenience and gas chains, grocery chains, mass merchandisers, specialty chain stores, e-commerce retailers, e-commerce websites, club stores and other customers to discontinue carrying all or any of our products that they are carrying at any time, restrict the range of our products they carry, impose restrictions or limitations on the sale of our products and/or the sizes of containers of our products and/or devote less resources to the sale of our products;
●	The impact of certain activities by competitors and others to persuade regulators and/or retailers and/or customers in certain countries to reduce the permitted or maximum container sizes for our products from those currently being sold and marketed by us;
●	The impact of possible trading disputes between our bottler/distributors and their customers and/or one or more buying groups which may result in the delisting of certain of our products, temporarily or otherwise;
●	The effects of retailer consolidation on our business and our ability to successfully adapt to the rapidly changing retail landscape, including, but not limited to, competition from new entrants, consolidations by competitors and retailers, and other competitive activities;
●	Our ability to adapt to the changing retail landscape with the rapid growth in e-commerce retailers;
●	The effects of bottler/distributor consolidation on our business;
●	The costs and/or effectiveness, now or in the future, of our sponsorships and endorsements, marketing and promotional strategies;
●	The success of our sports marketing, social media and other general marketing endeavors both domestically and internationally;

●	Possible product recalls and/or reformulations of certain of our products and/or market withdrawals of certain of our products due to defective packaging and/or non-compliant formulas or production in one or more jurisdictions;
●	The failure of our bottlers and/or co-packers to manufacture our products on a timely basis or at all;
●	Our ability to make suitable arrangements and/or procure sufficient capacity for the co-packing of any of our products both domestically and internationally, the timely replacement of discontinued co-packing arrangements and/or limitations on co-packing availability, including for retort production;
●	Our ability to make suitable arrangements for the timely procurement of non-defective raw materials;
●	Our inability to protect and/or the loss of our intellectual property rights and/or our inability to use our trademarks, trade names or designs and/or trade dress in certain countries;
●	Volatility of stock prices which may restrict stock sales, stock purchases or other opportunities as well as negatively impact the motivation of equity award grantees;
●	Provisions in our organizational documents and/or control by insiders which may prevent changes in control even if such changes would be beneficial to other stockholders;
●	Any disruption in and/or lack of effectiveness of our information technology systems, including a breach of cyber security, that disrupts our business or negatively impacts customer relationships, as well as cybersecurity incidents involving data shared with or by third parties; and
●	Succession plans for and/or the recruitment and retention of senior management, other key employees and our employee base in general.

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

We do not use derivative financial instruments to protect ourselves from fluctuations in interest rates and, except for aluminum, generally do not hedge against fluctuations in commodity prices.

Our net sales to customers outside of the United States were approximately 38% and 37% of consolidated net sales for the years ended December 31, 2023 and 2022, respectively. Our growth strategy includes expanding our international business. As a result, we are subject to risks from changes in foreign currency exchange rates. During the year ended

December 31, 2023, we entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts entered into by us as of December 31, 2023 have terms of three months or less. We do not enter into forward currency exchange contracts for speculation or trading purposes.

We have not designated our foreign currency exchange contracts as hedge transactions under FASB ASC 815. Therefore, gains and losses on our foreign currency exchange contracts are recognized in interest and other income (expense), net, in the consolidated statements of income, and are largely offset by the changes in the fair value of the underlying economically hedged item. We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates as of December 31, 2023 to be significant.

As of December 31, 2023, we had $2.30 billion in cash and cash equivalents, $955.6 million in short-term investments and $76.4 million in long-term investments. Certain of these investments are subject to general credit, liquidity, market and interest rate risks.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required to be furnished in response to this Item 8 follows the signature page and Index to Exhibits hereto at pages 77 through 124.

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

Management’s Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our management’s evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation.

Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Monster Beverage Corporation and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Monster Beverage Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), (the COSO criteria). In our opinion, Monster Beverage Corporation and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of Monster Beverage Corporation and Subsidiaries as of December 31, 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year  ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”) of the Company and our report dated February 29, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Irvine, CA
February 29, 2024

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICITONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding our directors is included under the caption “Proposal One – Election of Directors” in our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023 (the “2024 Proxy Statement”) and is incorporated herein by reference.

Information concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Delinquent Section 16(a) Reports” in our 2023 Proxy Statement and is incorporated herein by reference.

Information concerning the Audit Committee and the Audit Committee Financial Expert is reported under the caption “Audit Committee; Report of the Audit Committee; Duties and Responsibilities” in our 2024 Proxy Statement and is incorporated herein by reference.

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

Monster Beverage Corporation

1 Monster Way

Corona, CA 92879

(951) 739-6200

(800) 426-7367

ITEM 11.EXECUTIVE COMPENSATION

Information concerning the compensation of our directors and executive officers and Compensation Committee Interlocks and Insider Participation is reported under the captions “Compensation Discussion and Analysis,” and “Compensation Committee,” respectively, in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The disclosure set forth in Item 5, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities”, of this report is incorporated herein.

Information concerning the beneficial ownership of the Company’s Common Stock of (a) those persons known to the Company to be the beneficial owners of more than 5% of the Company’s common stock; (b) each of the Company’s directors and nominees for director; and (c) the Company’s executive officers and all of the Company’s current directors and executive officers as a group is reported under the caption “Principal Stockholders and Security Ownership of Management” in our 2024 Proxy Statement and is incorporated herein by reference.

Information concerning shares of the Company’s Common Stock authorized for issuance under the Company’s equity compensation plans is reported under the caption “Employee Equity Compensation Plan Information” in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is reported under the caption “Certain Relationships and Related Transactions and Director Independence” in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning our accountant fees and our Audit Committee’s pre-approval of audit and permissible non-audit services of independent auditors is reported under the captions “Principal Accounting Firm Fees” and “Pre-Approval of Audit and Non-Audit Services,” respectively, in our 2024 Proxy Statement and is incorporated herein by reference.

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

16.1	Letter from Deloitte & Touche LLP to the Securities and Exchange Commission dated January 13, 2023 (incorporated by reference to Exhibit 16.1 to our Form 8-K dated January 13, 2023).
21*	Subsidiaries
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm
23.2*	Consent of Ernst & Young LLP, independent registered public accounting firm
31.1*	Certification by Co-Chief Executive Officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Co-Chief Executive Officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification by Chief Financial Officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97*	Monster Beverage Corporation Clawback Policy, effective as of December 1, 2023.
101*

The following materials from Monster Beverage Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 are furnished herewith, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2023 and 2022, (ii) Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021, and (vi) Notes to Consolidated Financial Statements.

104*

The cover page from Monster Beverage Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

*	Filed herewith.
+	Management contract or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION

/s/ RODNEY C. SACKS	Rodney C. Sacks	Date: February 29, 2024
Chairman of the Board of
Directors and Co-Chief
Executive Officer

/s/ HILTON H. SCHLOSBERG	Hilton H. Schlosberg	Date: February 29, 2024
Vice Chairman of the Board of
Directors and Co-Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RODNEY C. SACKS	Chairman of the Board of	February 29, 2024
Rodney C. Sacks	Directors and Co-Chief Executive
Officer (principal executive officer)

/s/ HILTON H. SCHLOSBERG	Vice Chairman of the Board of Directors	February 29, 2024
Hilton H. Schlosberg	and Co-Chief Executive Officer (principal
executive officer)

/s/ THOMAS J. KELLY	Chief Financial Officer (principal financial	February 29, 2024
Thomas J. Kelly	officer, principal accounting officer)

/s/ ANA DEMEL	Director	February 29, 2024
Ana Demel

/s/ JAMES L. DINKINS	Director	February 29, 2024
James L. Dinkins

/s/ GARY P. FAYARD	Director	February 29, 2024
Gary P. Fayard

/s/ MARK J. HALL	Director	February 29, 2024
Mark J. Hall

/s/ TIFFANY M. HALL	Director	February 29, 2024
Tiffany M. Hall

/s/ JEANNE P. JACKSON	Director	February 29, 2024
Jeanne P. Jackson

/s/ STEVEN G. PIZULA	Director	February 29, 2024
Steven G. Pizula

/s/ MARK S. VIDERGAUZ	Director	February 29, 2024
Mark S. Vidergauz

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Monster Beverage Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Monster Beverage Corporation and Subsidiaries (the Company) as of December 31, 2023, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year ended December 31, 2023, and the related notes and financial statement schedule listed in the Index in Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

As described in Note 1, in 2023 the Company’s Board of Directors approved a two-for-one stock split distributed in the form of a stock dividend, and all references to number of shares and per share information in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis. We audited the adjustments that were applied to restate the number of shares and per share information reflected in the 2022 and 2021 consolidated financial statements. Our procedures included (a) agreeing the authorization for the two-for-one stock split to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the restated number of shares, basic and diluted earnings per share, common stock repurchased and other applicable disclosures such as equity-based compensation. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2022 and 2021 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2022 and 2021 consolidated financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 29, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgment.

The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosure to which it relates.

Accrued Promotional Allowances
Description of the Matter

The Company recorded $269.1 million in accrued promotional allowances as of December 31, 2023. As described in Notes 1 and 3 of the consolidated financial statements, the Company’s promotional allowances are calculated based on various programs and agreements with its bottlers/distributors and retail customers, and accruals are established at the time of the initial product sale. These accruals are based on agreed-upon terms as well as the Company’s historical experience with similar programs. Promotional allowances for the Company’s energy drink products primarily include consideration given to its non-alcohol bottlers/distributors or retail customers. The promotional expenditures are recorded as a reduction to net sales in the period the underlying sale occurs.

Auditing the accrued promotional allowances was challenging due to the amount of data utilized to compute the accrual as a result of the number of bottlers/distributors and retail customers.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of management’s controls over promotional allowances. We also tested controls over management’s review of the amount of the recorded promotional allowances and tested management's controls to validate the completeness and accuracy of data used in management’s estimate.

Our substantive audit procedures included, among others, testing the data underlying the promotional allowances and testing the completeness and accuracy of the accrued promotional allowances. We evaluated the completeness of the accrual by selecting accrued promotional allowances recorded, sending confirmation requests to the bottlers/distributors and retail customers and testing a sample of payments made subsequent to year end. We performed analytical procedures considering historical relationships between the promotional allowances recorded to sales. We additionally performed detail testing over the current year promotional expenditures and performed testing over management’s lookback analysis comparing the previous year-end accrued promotional allowances amounts to actual payments. Lastly, we performed inquiries of the Company’s sales and marketing personnel in order to corroborate our understanding of new and existing promotional programs that could impact the amounts recorded.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2023.

Irvine, California

February 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Monster Beverage Corporation

Corona, California

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the stock split discussed in Note 1 to the consolidated financial statements, the consolidated balance sheet of Monster Beverage Corporation and subsidiaries (the “Company”) as of December 31, 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for the years ended December 31, 2022 and 2021, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”) (the 2022 and 2021 financial statements before the effects of the retrospective adjustments discussed in Note 1 to the financial statements are not presented herein). In our opinion, the 2022 and 2021 financial statements, before the effects of the adjustments to retrospectively apply the stock split discussed in Note 1 to the financial statements, present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the stock split discussed in Note 1 to the financial statements, and accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

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

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

March 1, 2023

We began serving as the Company’s auditor in 1991. In 2023, we became the predecessor auditor.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2023 AND 2022 (In Thousands, Except Par Value)

	December 31,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,297,675	$1,307,141
Short-term investments	955,605	1,362,314
Accounts receivable, net	1,193,964	1,016,203
Inventories	971,406	935,631
Prepaid expenses and other current assets	116,195	109,823
Prepaid income taxes	54,151	33,785
Total current assets	5,588,996	4,764,897

INVESTMENTS	76,431	61,443
PROPERTY AND EQUIPMENT, net	890,796	516,897
DEFERRED INCOME TAXES, net	175,003	177,039
GOODWILL	1,417,941	1,417,941
OTHER INTANGIBLE ASSETS, net	1,427,139	1,220,410
OTHER ASSETS	110,216	134,478
Total Assets	$9,686,522	$8,293,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$564,379	$444,265
Accrued liabilities	183,988	172,991
Accrued promotional allowances	269,061	255,631
Deferred revenue	41,914	43,311
Accrued compensation	87,392	72,463
Income taxes payable	14,955	13,317
Total current liabilities	1,161,689	1,001,978

DEFERRED REVENUE	204,251	223,800

OTHER LIABILITIES	91,838	42,286

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY[1]:
Common stock - $0.005 par value; 5,000,000 shares authorized; 1,122,592 shares issued and 1,041,571 shares outstanding as of December 31, 2023; 1,283,688 shares issued and 1,044,600 shares outstanding as of December 31, 2022	5,613	6,418
Additional paid-in capital	4,975,115	4,776,804
Retained earnings	5,939,736	9,001,173
Accumulated other comprehensive loss	(125,337)	(159,073)
Common stock in treasury, at cost; 81,021 shares and 239,088 shares as of December 31, 2023 and December 31, 2022, respectively	(2,566,383)	(6,600,281)
Total stockholders’ equity	8,228,744	7,025,041
Total Liabilities and Stockholders’ Equity	$9,686,522	$8,293,105

1Stock Split - On February 28, 2023, the Company announced a two-for-one stock split of its common stock to be effected in the form of a 100% stock dividend. The stock dividend was issued on March 27, 2023 (the “Stock Split”). The accompanying consolidated financial statements and notes thereto have been retroactively updated to reflect the Stock Split. See Note 1 for additional information.

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

(In Thousands, Except Per Share Amounts)

	2023	2022	2021

NET SALES	$7,140,027	$6,311,050	$5,541,352

COST OF SALES	3,345,821	3,136,483	2,432,839

GROSS PROFIT	3,794,206	3,174,567	3,108,513

OPERATING EXPENSES	1,840,851	1,589,846	1,311,046

OPERATING INCOME	1,953,355	1,584,721	1,797,467

INTEREST AND OTHER INCOME (EXPENSE), NET	115,127	(12,757)	3,952

INCOME BEFORE PROVISION FOR INCOME TAXES	2,068,482	1,571,964	1,801,419

PROVISION FOR INCOME TAXES	437,494	380,340	423,944

NET INCOME	$1,630,988	$1,191,624	$1,377,475

NET INCOME PER COMMON SHARE[1]:
Basic	$1.56	$1.13	$1.30
Diluted	$1.54	$1.12	$1.29

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS[1]:
Basic	1,044,887	1,053,558	1,057,526
Diluted	1,057,981	1,066,442	1,071,278

1Stock Split - The accompanying consolidated financial statements and notes thereto have been retroactively updated to reflect the Stock Split. See Note 1 for additional information.

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021 (In Thousands)

	2023	2022	2021
Net income, as reported	$1,630,988	$1,191,624	$1,377,475
Other comprehensive income (loss):
Change in foreign currency translation adjustment	24,241	(85,021)	(71,158)
Available-for-sale investments:
Change in net unrealized gains (losses)	5,085	(4,887)	(1,041)
Net gains on commodity derivatives	4,410	—	—
Other comprehensive income (loss)	33,736	(89,908)	(72,199)
Comprehensive income	$1,664,724	$1,101,716	$1,305,276

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021 (In Thousands)

					Accumulated
					Other			Total
	Common Stock[1]		Additional	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Paid-in Capital[1]	Earnings	(Loss) Income	Shares[1]	Amount	Equity
Balance, January 1, 2021	1,277,324	$6,386	$4,534,789	$6,432,074	$3,034	(221,130)	$(5,815,423)	$5,160,860
Stock-based compensation	—	—	68,922	—	—	—	—	68,922
Stock options/awards	2,762	14	45,709	—	—	—	—	45,723
Unrealized gain (loss), net on available-for-sale securities	—	—	—	—	(1,041)	—	—	(1,041)
Repurchase of common stock	—	—	—	—	—	(310)	(13,830)	(13,830)
Foreign currency translation	—	—	—	—	(71,158)	—	—	(71,158)
Net income	—	—	—	1,377,475	—	—	—	1,377,475
Balance, December 31, 2021	1,280,086	$6,400	$4,649,420	$7,809,549	$(69,165)	(221,440)	$(5,829,253)	$6,566,951
Stock-based compensation	—	—	63,387	—	—	—	—	63,387
Stock options/awards	3,602	18	63,997	—	—	—	—	64,015
Unrealized gain (loss), net on available-for-sale securities	—	—	—	—	(4,887)	—	—	(4,887)
Repurchase of common stock	—	—	—	—	—	(17,648)	(771,028)	(771,028)
Foreign currency translation	—	—	—	—	(85,021)	—	—	(85,021)
Net income	—	—	—	1,191,624	—	—	—	1,191,624
Balance, December 31, 2022	1,283,688	$6,418	$4,776,804	$9,001,173	$(159,073)	(239,088)	$(6,600,281)	$7,025,041
Stock-based compensation	—	—	67,664	—	—	—	—	67,664
Stock options/awards	8,904	45	130,222	—	—	—	—	130,267
Unrealized gain (loss), net on available-for-sale securities	—	—	—	—	5,085	—	—	5,085
Retirement of treasury stock	(170,000)	(850)	425	(4,692,425)	—	170,000	4,692,850	—
Repurchase of common stock	—	—	—	—	—	(11,933)	(658,952)	(658,952)
Foreign currency translation	—	—	—	—	24,241	—	—	24,241
Net gains on commodity derivatives	—	—	—	—	4,410	—	—	4,410
Net income	—	—	—	1,630,988	—	—	—	1,630,988
Balance, December 31, 2023	1,122,592	$5,613	$4,975,115	$5,939,736	$(125,337)	(81,021)	$(2,566,383)	$8,228,744

1Stock Split - The accompanying consolidated financial statements and notes thereto have been retroactively updated to reflect the Stock Split. See Note 1 for additional information.

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021 (In Thousands)

	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,630,988	$1,191,624	$1,377,475
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	68,898	61,241	50,155
Non-cash lease expense	9,043	7,337	4,107
Loss (gain) on disposal of property and equipment	166	(185)	(1,013)
Gain on Bang Transaction	(45,382)	—	—
Loss on impairment of intangibles	38,700	2,200	—
Loss on impairment of property and equipment	4,336	—	—
Stock-based compensation	68,836	64,109	70,483
Deferred income taxes	2,040	48,182	16,429
Effect on cash of changes in operating assets and liabilities net of acquisitions:
Accounts receivable	(163,158)	(128,981)	(254,228)
Inventories	7,898	(347,712)	(277,793)
Prepaid expenses and other assets	(10,215)	(38,268)	(29,341)
Prepaid income taxes	(18,833)	(4,439)	(10,919)
Accounts payable	112,786	49,765	114,297
Accrued liabilities	(10,393)	(30,419)	71,586
Accrued promotional allowances	8,418	50,821	31,498
Accrued compensation	13,398	3,729	7,950
Income taxes payable	1,748	(16,860)	7,221
Other liabilities	22,951	(4,540)	492
Deferred revenue	(24,472)	(19,905)	(22,658)
Net cash provided by operating activities	1,717,753	887,699	1,155,741

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of available-for-sale investments	2,029,737	2,252,355	1,488,599
Purchases of available-for-sale investments	(1,620,718)	(1,847,067)	(2,413,143)
Acquisition of Bang Energy	(363,385)	—	—
Acquisition of CANarchy, net of cash	—	(329,472)	—
Purchases of property and equipment	(221,428)	(188,726)	(43,868)
Proceeds from sale of property and equipment	2,520	1,313	1,328
Additions to intangibles	(13,296)	(23,427)	(13,585)
Increase in other assets	(6,825)	(26,343)	(11,353)
Net cash used in investing activities	(193,395)	(161,367)	(992,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments) borrowings on debt	(13,914)	75	2,928
Issuance of common stock	130,267	64,015	45,723
Purchases of common stock held in treasury	(658,952)	(771,028)	(13,830)
Net cash (used in) provided by financing activities	(542,599)	(706,938)	34,821

Effect of exchange rate changes on cash and cash equivalents	8,775	(38,715)	(52,491)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	990,534	(19,321)	146,049
CASH AND CASH EQUIVALENTS, beginning of year	1,307,141	1,326,462	1,180,413
CASH AND CASH EQUIVALENTS, end of year	$2,297,675	$1,307,141	$1,326,462

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$363	$431	$134
Income taxes	$423,224	$379,998	$420,521

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS:

Included in accrued liabilities as of December 31, 2023, 2022 and 2021 were $15.4 million, $9.4 million and $14.0 million, respectively, related to net additions to other intangible assets.

Accounts payable included equipment purchases of $16.9 million, $2.9 million and $0.6 million as of December 31, 2023, 2022 and 2021, respectively.

Accounts receivable included sales of available-for-sale short-term investments of $3.0 million and $15.2 million as of December 31, 2023 and 2022, respectively. No sales of available-for-sale investments were included in accounts receivable as of December 31, 2021.

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

Nature of Operations – The Company develops, markets, sells and distributes energy drink beverages and concentrates for energy drink beverages, primarily under the following brand names: Monster Energy®, Monster Energy Ultra®, Monster Rehab®, Monster Energy® Nitro, Java Monster®, Punch Monster®, Juice Monster®, Reign Total Body Fuel®, Reign Inferno® Thermogenic Fuel, Reign Storm®, Bang Energy®, NOS®, Full Throttle®, Burn®, Mother®, Nalu®, Ultra Energy®, Play® and Power Play® (stylized), Relentless®, BPM®, BU®, Gladiator®, Samurai®, Live+®, Predator® and Fury®.

The Company also develops, markets, sells and distributes still and sparkling waters under the Monster Tour Water® brand name.

The Company also develops, markets, sells and distributes craft beers, flavored malt beverages (“FMBs”) and hard seltzers under a number of brands, including Jai Alai® IPA, Florida ManTM IPA, Dale’s Pale Ale®, Wild Basin® Hard Seltzers, Dallas Blonde®, Deep EllumTM IPA, Perrin Brewing CompanyTM Black Ale, Hop Rising® Double IPA, Wasatch® Apricot Hefeweizen, The Beast Unleashed®, Nasty BeastTM Hard Tea and a host of other brands.

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

Stock Split – On February 28, 2023, the Company announced a two-for-one stock split of the Company’s common stock which was effected in the form of a 100% stock dividend. The common stock dividend was issued on March 27, 2023 (the “Stock Split”) and the Company’s common stock began trading at the split adjusted price on March 28, 2023. Accordingly, all per share amounts, average common stock outstanding, common stock outstanding, common stock repurchased and equity-based compensation disclosure presented in the consolidated financial statements and notes have been adjusted retroactively, where applicable, to reflect the Stock Split. Stockholders’ equity has been retroactively adjusted, where applicable, to give effect to the Stock Split for all periods presented by reclassifying the par value of the additional shares issued in connection with the Stock Split to common stock from additional paid-in capital.

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

Goodwill – The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not amortized; instead, goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If the Company reasonably determines that it is more-likely-than-not that the fair value is less than the carrying value, the Company performs its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The Company will recognize an impairment for the amount by which the carrying amount exceeds a reporting unit’s fair value. For the years ended December 31, 2023, 2022 and 2021 there were no goodwill impairments recorded and there are no accumulated impairment balances.

Other Intangibles – Other Intangibles are comprised primarily of trademarks that represent the Company’s exclusive ownership of the Monster Energy®, ®, Monster Energy Ultra®, Unleash the Beast!®, Rehab® Monster®, Java Monster®, Punch Monster®, Juice Monster®, Monster Energy® Nitro, Reign Total Body Fuel®, Reign Inferno®, Reign Storm®, Predator®, Fury®, NOS®, Full Throttle®, Burn®, Mother®, Nalu®, Ultra Energy®, Play® and Power Play® (stylized), Relentless®, BPM®, BU®, Samurai®, Bang Energy®, Monster Tour Water®, Oskar Blues Brewery®, Cigar City®, Deep Ellum Brewing Co®, Perrin Brewing Company®, Squatters®, Wasatch®, Jai Alai®, Dale’s Pale Ale®, Dallas Blonde®, Wild Basin®, Dale’s®, Mama’s Little Yella Pils®, Hop Rising®, The Beast Unleashed® and Nasty BeastTM Hard Tea trademarks, all used in connection with the manufacture, sale and distribution of beverages. The Company also owns a number of other trademarks, flavors and formulas in the United States, as well as in a number of countries around the world. In accordance with FASB ASC 350, intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of its indefinite-lived assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. The Company amortizes its trademarks with finite useful lives over their respective useful lives. External legal costs incurred in the defense of the Company's trademarks are capitalized when the future economic benefit of the intangible asset will be increased, and a successful defense is probable. In the event of a successful defense, the settlements received are netted against the external legal costs that were capitalized. The external legal costs incurred and settlements received may not occur in the same period. For the years ended December 31, 2023 and 2022, impairment charges of $38.7 million and $2.2 million, respectively, were recorded to indefinite-lived intangibles. For the year ended December 31, 2021, no impairments were recorded.

The Company presently has more than 21,300 registered trademarks and pending applications in various countries worldwide, and the Company applies for new trademarks on an ongoing basis. The Company regards its trademarks, service marks, copyrights, domain names, trade dress and other intellectual property as very important to its business. The Company considers Monster®, Monster Energy®, ®, Monster Energy Ultra®, Unleash the Beast!®, Rehab® Monster®, Java Monster®, Punch Monster®, Juice Monster®, Monster Energy® Nitro, Reign Total Body Fuel®, Reign Inferno®, Reign Storm®, BU®, Nalu®, NOS®, Full Throttle®, Burn®, Mother®, Ultra Energy®, Play® and Power Play® (stylized), Relentless®, Predator®, Fury®, Live+®, BPM®, Samurai®, Bang Energy®, Monster Tour Water®, Oskar Blues Brewery®, Cigar City®, Deep Ellum Brewing Co®, Perrin Brewing Company®, Squatters®, Wasatch®, Jai Alai®, Dale’s

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Pale Ale®, Dallas Blonde®, Wild Basin®, Dale’s®, Hop Rising®, The Beast Unleashed® and Nasty BeastTM Hard Tea to be its core trademarks. The Company also owns the intellectual property of its most important flavors for certain of its Monster Energy® Brand energy drinks in perpetuity.

Leases – The Company leases identified assets comprised of real estate and equipment. Real estate leases consist primarily of office and warehouse space and equipment leases consist of vehicles and warehouse equipment. At the inception of a contract, the Company assesses whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the term, and (3) whether the Company has the right to direct the use of the asset. At inception of a lease, the Company allocates the consideration in the contract to each lease and non-lease component based on the component’s relative stand-alone price to determine the lease payments. Lease and non-lease components are accounted for separately.

Leases are classified as either finance leases or operating leases based on criteria in FASB ASC 842, “Leases”. The Company’s operating leases are comprised of real estate and warehouse equipment, and the Company’s finance leases are comprised of vehicles. Right-of-use (“ROU”) assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As the Company’s leases generally do not provide an implicit rate, the Company uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at the commencement date. ROU assets also include any lease payments made and exclude lease incentives. Lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company has elected not to recognize ROU assets and lease liabilities for short-term operating leases that have a term of 12 months or less.

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

Lease expense for operating leases, consisting of lease payments, is recognized on a straight-line basis over the lease term and is included in operating expenses in the consolidated statements of income. Lease expense for finance leases consists of the amortization of the ROU asset on a straight-line basis over the asset’s estimated useful life and is included in operating expenses in the consolidated statement of income. Interest expense on finance leases is calculated using the amortized cost basis and is included in interest and other income (expense), net in the consolidated statements of income.

Long-Lived Assets – Management regularly reviews property and equipment and other long-lived assets, including certain definite-lived intangible assets, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, management then prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated using the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. For the year ended December 31, 2023, an impairment charge of $4.3 million was recognized on property and equipment related to the Company's alcohol products. For the years ended December 31, 2022 and 2021 there were no impairment indicators identified. Long-lived assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Derivative Financial Instruments – The Company uses derivative financial instruments for the purpose of hedging risk exposures to fluctuations in foreign currency exchange rates and aluminum commodity prices. The Company’s derivative instruments are recorded in the consolidated balance sheets at fair value. The Company values each derivative financial instrument by obtaining valuation information from a reliable and observable market source. For a derivative designated as a cash flow hedge, the derivative's mark to fair value is initially recorded as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged item affects earnings, unless it is no longer probable that the forecasted transaction will occur. Derivatives that do not qualify for hedge accounting are marked to fair value with gains and losses immediately recorded in earnings. In the consolidated statements of cash flows, derivative activities are classified based on the cash flows of the items being hedged. Upon the dedesignation of an effective derivative contract, the gains or losses are deferred in accumulated other comprehensive income (loss) until the originally hedged item affects earnings, unless it is probable the hedged item will not occur, at which time it is recognized immediately. Any gains or losses incurred after the dedesignation date are recorded in earnings immediately.

Foreign Currency Translation and Transactions – The accounts of the Company’s foreign subsidiaries are translated in accordance with FASB ASC 830. Foreign currency transaction gains and losses are recognized in other expense, net, at the time they occur. Net foreign currency exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries whose functional currency is not the U.S. dollar are recorded as a part of accumulated other comprehensive income (loss) in stockholders’ equity. Unrealized foreign currency exchange gains and losses on certain intercompany transactions that are of a long-term investment nature (i.e., settlement is not planned or anticipated in the foreseeable future) are also recorded in accumulated other comprehensive income (loss) in stockholders’ equity. During the years ended December 31, 2023, 2022 and 2021, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries non-functional currency denominated assets and liabilities. All foreign currency exchange contracts outstanding as of December 31, 2023 have terms of three months or less. The Company does not enter into forward currency exchange contracts for speculation or trading purposes.

The Company has not designated its foreign currency exchange contracts as hedge transactions under FASB ASC 815. Therefore, gains and losses on the Company’s foreign currency exchange contracts are recognized in interest and other income (expense), net, in the consolidated statements of income, and are largely offset by the changes in the fair value of the underlying economically hedged item. For the years ended December 31, 2023, 2022 and 2021, aggregate foreign currency transaction gains (losses), including the gains or losses on forward currency exchange contracts, amounted to ($60.2) million, ($37.9) million and $0.3 million, respectively, and have been recorded in interest and other income(expense), net, in the accompanying consolidated statements of income.

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

Operating Expenses – Operating expenses include selling expenses such as distribution expenses to transport products to customers and warehousing expenses after manufacture, as well as expenses for advertising, sampling and in-

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

store demonstration costs, costs for merchandise displays, point-of-sale materials and premium items, sponsorship expenses, other marketing expenses and design expenses. Operating expenses also include such costs as payroll costs, travel costs, professional service fees including legal fees, termination payments made to certain of the Company’s prior distributors, impairment charges on intangible assets, depreciation and other general and administrative costs.

Freight-Out Costs – For the years ended December 31, 2023, 2022 and 2021, freight-out costs amounted to $223.6 million, $249.2 million and $213.9 million, respectively, and have been recorded in operating expenses in the accompanying consolidated statements of income.

Advertising and Promotional Expenses – The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. A significant amount of the Company’s promotional expenses result from payments under sponsorship and endorsement contracts. Accounting for sponsorship and endorsement payments is based upon specific contract provisions. Generally, sponsorship and endorsement payments are expensed on a straight-line basis over the term of the contract after giving recognition to the periodic performance compliance provisions of the contracts. Advertising and promotional expenses, including, but not limited to, production costs amounted to $528.9 million, $460.7 million and $417.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. Advertising and promotional expenses that are not subject to FASB ASC 606 are included in operating expenses in the accompanying consolidated statements of income.

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

The Coca-Cola Company (“TCCC”), through certain wholly-owned subsidiaries (the “TCCC Subsidiaries”), accounted for approximately 2% of the Company’s net sales for the years ended December 31, 2023, 2022 and 2021.

Coca-Cola Consolidated, Inc. accounted for approximately 10%, 11% and 12% of the Company’s net sales for the years ended December 31, 2023, 2022 and 2021, respectively.

Reyes Coca-Cola Bottling, LLC accounted for approximately 9%, 9% and 10% of the Company’s net sales for the years ended December 31, 2023, 2022 and 2021, respectively.

Coca-Cola Europacific Partners accounted for approximately 13%, 13% and 12% of the Company's net sales for the years ended December 31, 2023, 2022 and 2021, respectively.

Credit Risk – The Company sells its products nationally and internationally, primarily to bottlers and full service beverage distributors (“bottlers/distributors”), retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, drug stores, foodservice customers, value stores, e-commerce retailers and the military. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for estimated credit losses, and historically, such losses have been within management’s expectations.

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

Recent Accounting Pronouncements – In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in ASU No. 2023-07 are effective for fiscal years beginning after December 15, 2023.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Early adoption is permitted. The Company is currently evaluating the impact ASU No. 2023-07 will have on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update primarily require more detailed disclosures related to the rate reconciliation and income taxes paid. The amendments in ASU No. 2023-09 are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact ASU No. 2023-09 will have on its consolidated financial statements.

2.          ACQUISITIONS

Bang Energy

On July 31, 2023, a subsidiary of the Company, Blast Asset Acquisition LLC, completed its acquisition of substantially all of the assets of Vital Pharmaceuticals, Inc. and certain of its affiliates (collectively, “Bang Energy”) (the “Bang Transaction”). The acquired assets primarily include the Bang Energy® drinks business and a beverage production facility in Phoenix, AZ.

The Company accounted for the Bang Transaction in accordance with FASB ASC 805. Under the acquisition method of accounting, the Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. During the year ended December 31, 2023, in connection with the Bang Transaction, the Company recorded a gain of $45.4 million in interest and other income (expense), net within the consolidated statements of income and reported within the Corporate and Unallocated segment (the “Bang Transaction Gain”). During the year ended December 31, 2023, the Company incurred $16.1 million of acquisition costs related to the Bang Transaction. Acquisition costs are included in operating expenses within the consolidated statements of income.

The following table summarizes the final fair value allocations of the Bang Transaction:

	Identifiable
	Assets
	Acquired and
	(Liabilities)	Consideration
	Assumed	Transferred
Intangibles - trademarks (non-amortizing)	$209,000	$—
Intangibles - customer relationships (amortizing)	23,000	—
Property and equipment, net	143,200	—
Inventory	30,496	—
Right-of-use assets	12,523	—
Operating lease liabilities	(12,523)	—
Working capital (excluding inventory)	2,871	—
Other	200	—
Cash	—	363,385
Bang Transaction Gain	—	45,382
Total	$408,767	$408,767

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The Company determined the fair values as follows:

●Trademarks – relief-from-royalty method of the income approach
●Customer relationships – multi-period excess earnings method of the income approach
●Property and equipment – cost approach and market approach
●Inventory – comparative sales method and replacement cost method
●Bang Transaction Gain – residual of net assets acquired less cash consideration transferred

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

CANarchy Craft Brewery Collective LLC

On February 17, 2022, the Company completed its acquisition of CANarchy Craft Brewery Collective LLC (“CANarchy”), a craft beer and hard seltzer company, for $329.5 million in cash (net of cash acquired), after certain working capital adjustments (the “CANarchy Transaction”). The Company accounted for the CANarchy Transaction in accordance with FASB ASC 805. Effective January 31, 2024, CANarchy began operating under the name Monster Brewing Company.

In accordance with Regulation S-X, pro forma unaudited condensed financial information for the CANarchy Transaction has not been provided as the impact of the transaction on the Company’s financial position, results of operations and liquidity was not material.

3.           REVENUE RECOGNITION

Revenues are accounted for in accordance with FASB ASC 606 “Revenue from Contracts with Customers”. The Company has four operating and reportable segments: (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is primarily comprised of the Company’s Monster Energy® drinks, Reign Total Body Fuel® high performance energy drinks, Reign Storm® total wellness energy drinks, Bang Energy® drinks and Monster Tour Water®, (ii) Strategic Brands segment (“Strategic Brands”), which is primarily comprised of the various energy drink brands acquired from The Coca-Cola Company (“TCCC”) in 2015 as well as the Company’s affordable energy brands, Predator® and Fury®, (iii) Alcohol Brands segment (“Alcohol Brands”), which is comprised of various craft beers, hard seltzers and FMBs and (iv) Other segment (“Other”), which is comprised of certain products sold by American Fruits and Flavors, LLC, a wholly-owned subsidiary of the Company, to independent third-party customers (the “AFF Third-Party Products”).

The Company’s Monster Energy® Drinks segment primarily generates net operating revenues by selling ready-to-drink packaged energy drinks primarily to bottlers/distributors. In some cases, the Company sells ready-to-drink packaged energy drinks directly to retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience chains, drug stores, foodservice customers, value stores, e-commerce retailers and the military.

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

The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. Certain of the Company’s bottlers/distributors may also perform a separate function as a co-packer on the Company’s behalf. In such cases, control of the Company’s products passes to such bottlers/distributors when they notify the Company that they have taken possession or transferred the relevant portion of the Company’s finished goods. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of December 31, 2023 and 2022.

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

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by geographical markets and reportable segments:

	Year Ended December 31, 2023
				Latin
			Asia Pacific	America
	U.S. and		(including	and
Net Sales	Canada	EMEA[1]	Oceania)	Caribbean	Total
Monster Energy® Drinks	$4,202,537	$1,257,471	$484,459	$610,622	$6,555,089
Strategic Brands	199,183	133,188	29,990	14,228	376,589
Alcohol Brands	184,855	—	—	—	184,855
Other	23,494	—	—	—	23,494
Total Net Sales	$4,610,069	$1,390,659	$514,449	$624,850	$7,140,027

	Year Ended December 31, 2022
				Latin
			Asia Pacific	America
	U.S. and		(including	and
Net Sales	Canada	EMEA[1]	Oceania)	Caribbean	Total
Monster Energy® Drinks	$3,806,351	$1,105,302	$426,800	$494,758	$5,833,211
Strategic Brands	184,844	123,440	29,386	15,820	353,490
Alcohol Brands[2]	101,405	—	—	—	101,405
Other	22,944	—	—	—	22,944
Total Net Sales	$4,115,544	$1,228,742	$456,186	$510,578	$6,311,050

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

	Year Ended December 31, 2021
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

1Europe, Middle East and Africa (“EMEA”)

2Effectively from February 17, 2022 to December 31, 2022

Contract Liabilities

Amounts received from certain bottlers/distributors at inception of their distribution contracts or at the inception of certain sales/marketing programs are accounted for as deferred revenue. As of December 31, 2023 and 2022, the Company had $246.2 million and $267.1 million of deferred revenue, respectively, which is included in current and long-term deferred revenue in the Company’s accompanying consolidated balance sheet. During the years ended December 31, 2023, 2022 and 2021, $40.0 million, $40.0 million and $41.5 million, respectively, of deferred revenue, was recognized in net sales. See Note 11.

4.          LEASES

The Company leases identified assets consisting primarily of office and warehouse space, warehouse equipment and vehicles.  Leases are classified as either finance leases or operating leases based on criteria in FASB ASC 842. The Company’s leases have remaining lease terms of less than one year to 10 years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year.

The components of lease cost for the years ended December 31, 2023, 2022 and 2021 were as follows:

	2023	2022	2021
Operating lease cost	$12,060	$8,641	$4,614
Short-term lease cost	5,545	3,705	5,218
Variable lease cost	861	773	710

Finance leases:
Amortization of right-of-use assets	1,259	545	546
Interest on lease liabilities	255	24	19
Finance lease cost	1,514	569	565

Total lease cost	$19,980	$13,688	$11,107

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Supplemental cash flow information related to leases for the years ended December 31, 2023, 2022 and 2021 were as follows:

	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,634	$8,164	$4,123
Operating cash flows from finance leases	255	24	19
Financing cash flows from finance leases	6,346	2,091	2,698

ROU assets obtained in exchange for lease obligations:
Finance leases	12,010	1,897	2,878
Operating leases	30,342	22,962	4,313

Supplemental balance sheet information related to leases was as follows:

		December 31,	December 31,
	Balance Sheet Location	2023	2022
Operating leases:
Right-of-use assets	Other assets	$58,845	$38,012

Current lease liabilities	Accrued liabilities	$11,088	$7,747
Noncurrent lease liabilities	Other liabilities	48,459	29,586
Total operating lease liabilities		$59,547	$37,333

Finance leases:
Right-of-use assets	Property and equipment, net	$11,147	$1,598

Current lease liabilities	Accrued liabilities	$6,449	$757
Noncurrent lease liabilities	Other liabilities	19	41
Total finance lease liabilities		$6,468	$798

Weighted-average remaining lease term and weighted-average discount rate for the Company’s leases were as follows:

	December 31,	December 31,
	2023	2022
Weighted-average remaining lease term in years:
Operating leases	6.3	6.7
Finance leases	0.7	0.8

Weighted-average discount rate:
Operating leases	4.7%	3.4%
Finance leases	6.3%	3.6%

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following table outlines maturities of the Company’s lease liabilities as of December 31, 2023:

	Undiscounted Future Lease Payments
	Operating Leases	Finance Leases
2024	$13,490	$6,601
2025	11,555	17
2026	9,522	2
2027	9,216	—
2028	7,706	—
2029 and thereafter	17,822	—
Total lease payments	69,311	6,620
Less imputed interest	(9,764)	(152)
Total	$59,547	$6,468

As of December 31, 2023, the Company did not have any significant leases that had not yet commenced.

5.          INVESTMENTS

The following table summarizes the Company’s investments at:

					Continuous	Continuous
		Gross	Gross		Unrealized	Unrealized
		Unrealized	Unrealized		Loss Position	Loss Position
	Amortized	Holding	Holding	Fair	less than 12	greater than
December 31, 2023	Cost	Gains	Losses	Value	Months	12 Months
Available-for-sale
Short-term:
Commercial paper	$163,775	$—	$1	$163,774	$1	$—
Certificates of deposit	15,590	—	—	15,590	—	—
Municipal securities	361	—	—	361	—	—
U.S. government agency securities	116,524	90	66	116,548	66	—
U.S. treasuries	412,936	205	1,084	412,057	1,084	—
Corporate bonds	247,340	89	154	247,275	154	—
Long-term:
U.S. government agency securities	23,485	51	5	23,531	5	—
U.S. treasuries	35,896	79	8	35,967	8	—
Corporate bonds	16,903	32	2	16,933	2	—
Total	$1,032,810	$546	$1,320	$1,032,036	$1,320	$—

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

					Continuous	Continuous
		Gross	Gross		Unrealized	Unrealized
		Unrealized	Unrealized		Loss Position	Loss Position
	Amortized	Holding	Holding	Fair	less than 12	greater than
December 31, 2022	Cost	Gains	Losses	Value	Months	12 Months
Available-for-sale
Short-term:
Commercial paper	$197,712	$1	$4	$197,709	$4	$—
Certificates of deposit	10,078	—	—	10,078	—	—
Municipal securities	211,791	60	612	211,239	612	—
U.S. government agency securities	109,697	3	715	108,985	715	—
U.S. treasuries	838,825	17	4,539	834,303	4,539	—
Long-term:
U.S. government agency securities	2,016	—	3	2,013	3	—
U.S. treasuries	53,215	20	71	53,164	71	—
Variable rate demand notes	6,266	—	—	6,266	—	—
Total	$1,429,600	$101	$5,944	$1,423,757	$5,944	$—

During the years ended December 31, 2023, 2022 and 2021, realized gains or losses recognized on the sale of investments were not significant.

The Company’s investments at December 31, 2023 and 2022 carried investment grade credit ratings. Variable rate demand notes (“VRDNs”) are floating rate municipal bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. While they are classified as marketable investment securities, the put option allows the VRDNs to be liquidated at par on a same day, or more generally, on a seven-day settlement basis.

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	December 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
Commercial paper	$163,775	$163,774	$197,712	$197,710
Municipal securities	361	361	211,791	211,239
U.S. government agency securities	116,524	116,548	109,697	108,985
Certificates of deposit	15,590	15,590	10,078	10,078
U.S. treasuries	412,936	412,057	838,825	834,302
Corporate bonds	247,340	247,275	—	—
Due 1 - 10 years:
U.S. treasuries	35,896	35,967	53,215	53,164
U.S. government agency securities	23,485	23,531	2,016	2,013
Variable rate demand notes	—	—	4,862	4,862
Corporate bonds	16,903	16,933	—	—
Due 11 - 20 years:
Variable rate demand notes	—	—	1,404	1,404
Total	$1,032,810	$1,032,036	$1,429,600	$1,423,757

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

The following tables present the fair value of Company’s financial assets and liabilities that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

December 31, 2023	Level 1	Level 2	Level 3	Total
Cash	$1,105,701	$—	$—	$1,105,701
Money market funds	960,873	—	—	960,873
Certificates of deposit	—	33,824	—	33,824
Commercial paper	—	163,774	—	163,774
Corporate bonds	—	264,208	—	264,208
Municipal securities	—	361	—	361
U.S. government agency securities	—	159,585	—	159,585
U.S. treasuries	—	641,385	—	641,385
Foreign currency derivatives	—	(1,083)	—	(1,083)
Commodity derivatives	—	4,410	—	4,410
Total	$2,066,574	$1,266,464	$—	$3,333,038

Amounts included in:
Cash and cash equivalents	$2,066,574	$231,101	$—	$2,297,675
Short-term investments	—	955,605	—	955,605
Accounts receivable, net	—	4,618	—	4,618
Other assets	—	316	—	316
Investments	—	76,431	—	76,431
Accrued liabilities	—	(1,607)	—	(1,607)
Total	$2,066,574	$1,266,464	$—	$3,333,038

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

December 31, 2022	Level 1	Level 2	Level 3	Total
Cash	$1,132,509	$—	$—	$1,132,509
Money market funds	121,444	—	—	121,444
Certificates of deposit	—	10,078	—	10,078
Commercial paper	—	225,067	—	225,067
Variable rate demand notes	—	6,266	—	6,266
Municipal securities	—	213,798	—	213,798
U.S. government agency securities	—	113,357	—	113,357
U.S. treasuries	—	908,379	—	908,379
Foreign currency derivatives	—	(3,733)	—	(3,733)
Total	$1,253,953	$1,473,212	$—	$2,727,165

Amounts included in:
Cash and cash equivalents	$1,253,953	$53,188	$—	$1,307,141
Short-term investments	—	1,362,314	—	1,362,314
Accounts receivable, net	—	965	—	965
Investments	—	61,443	—	61,443
Accrued liabilities	—	(4,698)	—	(4,698)
Total	$1,253,953	$1,473,212	$—	$2,727,165

All of the Company’s short-term and long-term investments are classified within Level 1 or Level 2 of the fair value hierarchy. The Company’s valuation of its Level 1 investments is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments is based on other observable inputs, specifically a market approach which utilizes valuation models, pricing systems, mathematical tools and other relevant information for the same or similar securities. The Company’s valuation of its Level 2 foreign currency exchange contracts is based on quoted market prices of the same or similar instruments, adjusted for counterparty risk. There were no transfers between Level 1 and Level 2 measurements during the years ended December 31, 2023 and 2022, and there were no changes in the Company’s valuation techniques.

7.          DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company accounts for its derivative instruments and hedging activities under ASC 815, “Derivatives and Hedging.”  The following table presents the fair values of the Company’s derivative instruments:

	Fair value
Derivatives designated as	December 31,	December 31,
hedging instruments	2023	2022	Balance Sheet location
Assets:
Commodity contracts	$4,480	$—	Accounts receivable, net
Commodity contracts	$316	$—	Other assets
Liabilities:
Commodity contracts	$(386)	$—	Accrued liabilities

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

	Fair value
Derivatives not designated as	December 31,	December 31,
hedging instruments	2023	2022	Balance Sheet location
Assets:
Foreign currency exchange contracts	$138	$965	Accounts receivable, net
Liabilities:
Foreign currency exchange contracts	$(1,221)	$(4,698)	Accrued liabilities

Cash Flow Hedging Strategy

The Company uses cash flow hedges to minimize the variability in cash flows of forecasted transactions caused by fluctuations in commodity prices. The changes in the fair values of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income (loss) (“AOCI”) and are reclassified into the line item in our consolidated statement of income in which the hedged items are recorded in the same period that the hedged items affect earnings. The changes in the fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. The maximum length of time for which the Company hedges its exposure to the variability in future cash flows is currently less than two years.

The Company has entered into commodity hedge contracts to mitigate the price risk associated with a portion of its forecasted aluminum purchases. These derivative instruments were designated as part of the Company’s commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of aluminum. The total notional values of derivatives that were designated and qualified for this program were $98.3 million as of December 31, 2023. Transactions under the commodity cash flow hedging program were executed beginning in May 2023.

The following table presents the impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income (“OCI”), AOCI and earnings:

Year ended December 31, 2023
Derivatives designated as	Gain (loss)	Location of gain (loss)	Gain (loss) reclassified
hedging instruments	recognized in AOCI	recognized in income	from AOCI into income
Commodity contracts	$4,410	Cost of sales	$(317)

As of December 31, 2023, the Company estimates that it will reclassify into earnings net gains (losses) of $4.1 million from the amount recorded in AOCI as the anticipated cash flows occur during the next 12 months.

Economic (Non-Designated) Hedging Strategy

The Company is exposed to foreign currency exchange rate risks related primarily to its foreign business operations. During the years ended December 31, 2023, 2022 and 2021, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts of the Company that were outstanding as of December 31, 2023 have terms of approximately one month or less. The Company does not enter into forward currency exchange contracts for speculation or trading purposes.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The Company has not designated its foreign currency exchange contracts as hedge transactions. Therefore, gains and losses on the Company’s foreign currency exchange contracts are recognized in interest and other income (expense), net, in the consolidated statements of income, and are largely offset by the changes in the fair value of the underlying economically hedged item.  The total notional values of derivatives related to our foreign currency economic hedges were $282.7 million and $299.8 million as of December 31, 2023 and 2022, respectively.

The net gains (losses) on derivatives not designated as hedging instruments in the consolidated statements of income were as follows:

		Gain (loss) recognized
		in income on derivatives
		Year ended
Derivatives not designated as	Location of gain (loss)	December 31,	December 31,	December 31,
hedging instruments	recognized in income on derivatives	2023	2022	2021
Foreign currency exchange contracts	Interest and other income (expense), net	$(12,364)	$(6,893)	$(5,445)

Certain of the Company’s counterparty agreements contain provisions that require the Company to post collateral on derivative instruments in a net liability position. As of December 31, 2023, $3.8 million was held as collateral.

8.          INVENTORIES

Inventories consist of the following at December 31:

	2023	2022
Raw materials	$330,021	$467,392
Work in process	1,403	1,688
Finished goods	639,982	466,551
	$971,406	$935,631

9.          PROPERTY AND EQUIPMENT, Net

Property and equipment consist of the following at December 31:

	2023	2022
Land	$152,253	$139,798
Leasehold improvements	37,946	31,327
Furniture and fixtures	11,422	9,286
Office and computer equipment	25,560	22,386
Computer software	5,344	5,906
Equipment	426,466	244,739
Buildings	211,951	163,885
Vehicles	69,527	49,175
Assets under construction	211,562	83,553
	1,152,031	750,055
Less: accumulated depreciation and amortization	(261,235)	(233,158)
	$890,796	$516,897

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Total depreciation and amortization expense recorded was $63.0 million, $53.7 million and $45.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. Assets under construction are not depreciated until in service date.

10.          GOODWILL AND OTHER INTANGIBLE ASSETS

The following is a roll-forward of goodwill for the years ended December 31, 2023 and 2022 by reportable segment:

	Monster
	Energy®	Strategic	Alcohol
	Drinks	Brands	Brands	Other	Total
Balance at December 31, 2022	$693,644	$637,999	$86,298	$—	$1,417,941
Acquisitions	—	—	—	—	—
Balance at December 31, 2023	$693,644	$637,999	$86,298	$—	$1,417,941

	Monster
	Energy®	Strategic	Alcohol
	Drinks	Brands	Brands	Other	Total
Balance at December 31, 2021	$693,644	$637,999	$—	$—	$1,331,643
Acquisitions	—	—	86,298	—	86,298
Balance at December 31, 2022	$693,644	$637,999	$86,298	$—	$1,417,941

Intangible assets consist of the following at:

	December 31,	December 31,
	2023	2022
Amortizing intangibles	$144,582	$121,378
Accumulated amortization	(74,699)	(68,790)
	69,883	52,588
Non-amortizing intangibles	1,357,256	1,167,822
	$1,427,139	$1,220,410

Amortizing intangibles primarily consist of customer relationships. All amortizing intangibles have been assigned an estimated finite useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives, generally ten to fifteen years. Total amortization expense recorded was $5.9 million, $7.6 million and $4.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. For the years ended December 31, 2023 and 2022, impairment charges of $38.7 million and $2.2 million, respectively, were recorded to non-amortizing intangibles. For the year ended December 31, 2021, no intangible impairments were recorded.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following is the future estimated amortization expense related to amortizing intangibles as of December 31, 2023:

Year Ending December 31:

2024	$5,948
2025	5,947
2026	5,947
2027	5,946
2028	5,945
2029 and thereafter	40,150
$69,883

At December 31, 2023, non-amortizing intangibles primarily consist of indefinite-lived tradenames, flavors and formulas.

11.        DISTRIBUTION AGREEMENTS

In accordance with ASC 420 “Exit or Disposal Cost Obligations”, the Company expenses distributor termination costs in the period in which the written notification of termination occurs. The Company incurred termination costs of $0.2 million and $5.3 million for the years ended December 31, 2023 and 2021, respectively. The Company incurred no termination costs for the year ended December 31, 2022. Such termination costs have been expensed in full and are included in operating expenses in the consolidated statements of income for the years ended December 31, 2023 and 2021.

In the normal course of business, amounts received pursuant to new and/or amended distribution agreements entered into with certain bottlers/distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, are accounted for as deferred revenue and are recognized as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years. Revenue recognized was $21.5 million, $21.4 million and $21.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

12.        DEBT

The Company entered into a credit facility with Comerica Bank (“Comerica”) consisting of a revolving line of credit, which was amended in April 2020, under which the Company may borrow up to $10.0 million of non-collateralized debt. The revolving line of credit is effective through June 1, 2025. Interest on borrowings under the line of credit is based on Comerica’s base (prime) rate minus 1.00% to 1.50%, depending upon certain financial ratios maintained by the Company. The Company had no outstanding borrowings on this line of credit at December 31, 2023. Under this revolving line of credit, the Company may also issue standby Letters of Credit with an aggregate amount of up to $4.0 million. The fee on the standby Letters of Credit ranges from 1.00% to 1.50% depending upon certain financial ratios maintained by the Company. The Company had no outstanding standby Letters of Credit at December 31, 2023.

The Company has a credit facility with HSBC Bank (China) Company Limited, Shanghai Branch, of $15.0 million. At December 31, 2023, the interest rate on borrowings under the line of credit was 5.5%. As of December 31, 2023, no balance was outstanding on this line of credit.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

13.        COMMITMENTS AND CONTINGENCIES

Contractual Obligations – The Company had the following contractual obligations related primarily to sponsorships and other marketing activities as of December 31, 2023:

Year Ending December 31:

2024	$328,200
2025	57,310
2026	27,972
2027	4,007
2028	24
2029 and thereafter	118
$417,631

Purchase Commitments – The Company had purchase commitments aggregating approximately $414.7 million at December 31, 2023, which represented commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms but are generally satisfied within one year.

The Company purchases various raw material items, including, but not limited to, flavors, ingredients, supplement ingredients, containers, milk, glucose, sucralose and cream, from a limited number of suppliers. An interruption in supply from any of such resources could result in the Company’s inability to produce certain products for limited or possibly extended periods of time. The aggregate value of purchases from suppliers of such limited resources described above for the years ended December 31, 2023, 2022 and 2021 was $590.5 million, $666.1 million and $698.0 million, respectively.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, and any related insurance reimbursements. As of December 31, 2023, $0.3 million of loss contingencies were included in the Company's accompanying consolidated balance sheet. As of December 31, 2022, no loss contingencies were included in the Company’s accompanying consolidated balance sheet.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

14.        ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows at December 31:

	2023	2022
Accumulated net unrealized loss on available-for-sale securities	$(758)	$(5,843)
Accumulated foreign currency translation adjustments	(128,989)	(153,230)
Accumulated net gains on commodity derivatives	4,410	—
Total accumulated other comprehensive loss	$(125,337)	$(159,073)

15.        TREASURY STOCK

On June 14, 2022, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “June 2022 Repurchase Plan”). During the year ended December 31, 2023, the Company purchased approximately 3.3 million shares of common stock at an average purchase price of $55.52 per share, for a total amount of approximately $182.8 million (excluding broker commissions), which exhausted the availability under the June 2022 Repurchase Plan.

On November 2, 2022, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to an additional $500.0 million of the Company’s outstanding common stock (the “November 2022 Repurchase Plan”). During the year ended December 31, 2023, the Company purchased approximately 4.8 million shares of common stock at an average purchase price of $54.31 per share, for a total amount of approximately $260.3 million (excluding broker commissions), under the November 2022 Repurchase Plan. As of February 27, 2024, $142.4 million remained available for repurchase under the November 2022 Repurchase Plan.

On November 7, 2023, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to an additional $500.0 million of the Company’s outstanding common stock (the “November 2023 Repurchase Plan”). During the year ended December 31, 2023, no shares were repurchased under the November 2023 Repurchase Plan. As of February 27, 2024, $500.0 million remained available for repurchase under the November 2023 Repurchase Plan.

The aggregate amount of the Company’s outstanding common stock that remains available for repurchase under all previously authorized repurchase plans is $642.4 million as of February 27, 2024.

During the year ended December 31, 2023, 3.8 million shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $214.2 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying consolidated balance sheet at December 31, 2023.

16.        STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant as of December 31, 2023: (i) the Monster Beverage Corporation 2020 Omnibus Incentive Plan (the “2020 Omnibus Incentive Plan”), which includes the Monster Beverage Corporation Deferred Compensation Plan as a sub plan thereunder, and (ii) the Monster Beverage Corporation 2017 Compensation Plan for Non-Employee Directors (the “2017 Directors Plan”), which includes the Monster Beverage Corporation Deferred Compensation Plan for Non-Employee Directors as a sub plan thereunder. The

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

2020 Omnibus Incentive Plan was approved by the Board of Directors on April 14, 2020 and approved by the stockholders of the Company at the annual meeting of the Company’s stockholders held on June 3, 2020 (the “Effective Date”). The 2020 Omnibus Incentive Plan replaced the Monster Beverage Corporation 2011 Omnibus Incentive Plan (the “2011 Omnibus Incentive Plan”).

The 2020 Omnibus Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other share-based awards up to an aggregate of 92,338,734 shares of the Company’s common stock, comprised of 64,000,000 new shares of common stock reserved under the 2020 Omnibus Incentive Plan, which were authorized on the Effective Date, and 28,338,734 shares of common stock that were available for grant under the 2011 Omnibus Incentive Plan as of December 31, 2019 and prior to the Effective Date. Shares authorized under the 2020 Omnibus Incentive Plan are reduced by one (1) share for options or stock appreciation rights granted under the 2020 Omnibus Incentive Plan and for any grants after December 31, 2019 under the 2011 Omnibus Incentive Plan, and by 2.6 shares for each share granted or issued with respect to a Full Value Award under either the 2020 Omnibus Incentive Plan or for any shares granted after December 31, 2019 under the 2011 Omnibus Incentive Plan. A “Full Value Award” is an award other than an incentive stock option, a non-qualified stock option, or a stock appreciation right, which is settled by the issuance of shares. Options granted under the 2020 Omnibus Incentive Plan may be incentive stock options under Section 422 of the Internal Revenue Code, as amended (the “Code”), or non-qualified stock options.

Shares previously granted under the 2011 Omnibus Incentive Plan after December 31, 2019 and prior to the Effective Date of the 2020 Omnibus Incentive Plan reduced the number of shares available for grant under the 2020 Omnibus Incentive Plan. As of December 31, 2023, 15,547,318 shares of the Company’s common stock have been granted, net of cancellations, and 72,849,815 shares (as adjusted for Full Value Awards) of the Company’s common stock remain available for grant under the 2020 Omnibus Incentive Plan.

The Compensation Committee of the Board of Directors (the “Compensation Committee”) has sole and exclusive authority to grant stock awards to all employees who are not new hires and to all new hires who are subject to Section 16 of the Exchange Act (“Section 16”). Each of the Compensation Committee and the Executive Committee of the Board of Directors (the “Executive Committee”) independently has the authority to grant stock awards to (i) new hires and (ii) employees receiving a promotion, in each case, who are not Section 16 employees. Awards granted by the Executive Committee are not subject to approval or ratification by the Board of Directors or the Compensation Committee. Options granted under the 2020 Omnibus Incentive Plan generally vest over a three- to five-year period from the grant date and are generally exercisable up to 10 years after the grant date. Restricted stock units granted under the 2020 Omnibus Incentive Plan generally vest over a three- or five-year period from the grant date. Performance share units will generally vest based on an award recipient's continuous employment through a cumulative three - year performance period and the achievement of financial performance goals specified for the applicable award during such performance period.

In 2016, the Company adopted the Deferred Compensation Plan (as a sub plan to the 2011 Omnibus Incentive Plan), pursuant to which eligible employees may elect to defer cash and/or equity based compensation and to receive the deferred amounts, together with an investment return (positive or negative), either at a pre-determined time in the future or upon termination of their employment with the Company or its subsidiaries or affiliates that are participating employers under the Deferred Compensation Plan, as provided under the Deferred Compensation Plan and in relevant deferral elections. Deferrals under the Deferred Compensation Plan are unfunded and unsecured. As of December 31, 2023 deferrals under the Deferred Compensation Plan are solely comprised of cash compensation and equity compensation and are not material in the aggregate.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

In 2017, the Company adopted the 2017 Directors Plan, a successor plan to the 2009 Monster Beverage Corporation Stock Incentive Plan for Non-Employee Directors. The 2017 Directors Plan permits the granting of stock options, stock appreciation rights, restricted shares or restricted stock units, deferred awards, dividend equivalents, and other share based awards up to an aggregate of 2,500,000 shares of common stock of the Company to non-employee directors of the Company.

Each calendar year, a non-employee director will receive an annual retainer and annual equity award, as provided for in the 2017 Directors Plan, which may be modified from time to time. In February 2022, the Board of Directors amended and restated the 2017 Directors Plan to provide for increases to the annual cash retainer and annual equity retainer that non-employee directors are entitled to receive. Currently, non-employee directors receive an annual equity retainer of approximately $175,000 in the form of restricted stock units at each annual meeting of the Company’s stockholders or promptly thereafter. A non-employee director’s annual award of restricted stock units will generally vest on the earliest to occur of: (a) the last business day immediately preceding the annual meeting of the Company’s stockholders in the calendar year following the calendar year in which the grant date occurs, (b) a Change of Control (as defined in the 2017 Directors Plan), (c) the non-employee director’s death, or (d) the date of the non-employee director’s separation from service due to disability, so long as the non-employee director remains a non-employee director through such date. The Board of Directors may in its discretion award non-employee directors stock options, stock appreciation rights, restricted stock and other share-based awards in lieu of or in addition to restricted stock units. The Board of Directors may amend or terminate the 2017 Directors Plan at any time, subject to certain limitations set forth in the 2017 Directors Plan. As of December 31, 2023, 260,428 shares of the Company’s common stock had been granted under the 2017 Directors Plan, and 2,239,572 shares of the Company’s common stock remain available for grant.

In 2017, the Company adopted the Deferred Compensation Plan for Non-Employee Directors (as a sub plan to the 2017 Directors Plan), pursuant to which the Board of Directors may permit non-employee directors to elect, at such times and in accordance with rules and procedures (or sub-plan) adopted by the Board of Directors (which are intended to comply with Section 409A of the Code, as applicable), to receive all or any portion of such non-employee director’s compensation, whether payable in cash or in equity, on a deferred basis. Deferrals under the Deferred Compensation Plan for Non-Employee Directors are unfunded and unsecured. As of December 31, 2023, deferrals under the Deferred Compensation Plan for Non-Employee Directors are solely comprised of cash compensation and equity compensation and are not material in the aggregate. The 2017 Directors Plan was adopted to effectuate any such deferrals. The 2017 Directors Plan is administered by the Board of Directors. Each award granted under the 2017 Directors Plan will be evidenced by a written agreement and will contain the terms and conditions that the Board of Directors deems appropriate.

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

The Company recorded $68.8 million, $64.1 million and $70.5 million of compensation expense relating to outstanding options, restricted stock units, performance share units and other share-based awards during the years ended December 31, 2023, 2022 and 2021, respectively.

The tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options and vesting of restricted stock units and performance share units for the years ended December 31, 2023, 2022 and 2021 was $62.2 million, $9.1 million and $6.8 million, respectively.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted through December 31, 2023 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	2023	2022	2021
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	27.6%	27.7%	28.9%
Risk-free interest rate	3.75%	2.15%	0.85%
Expected term	6.3 Years	6.1 Years	5.8 Years

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares (in	Price Per	Term (in	Aggregate
Options	thousands)	Share	years)	Intrinsic Value
Outstanding at January 1, 2023	29,710	$26.38	5.0	$724,651
Granted 01/01/23 - 03/31/23	3,962	$50.82
Granted 04/01/23 - 06/30/23	31	$59.36
Granted 07/01/23 - 09/30/23	25	$57.71
Granted 10/01/23 - 12/31/23	25	$52.54
Exercised	(8,310)	$15.67
Cancelled or forfeited	(460)	$40.96
Outstanding at December 31, 2023	24,983	$33.64	5.8	$598,866
Vested and expected to vest in the future at December 31, 2023	24,215	$33.30	5.7	$588,750
Exercisable at December 31, 2023	14,481	$27.25	4.0	$439,669

The following table summarizes information about stock options outstanding and exercisable at December 31, 2023:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted	Number	Weighted
			Number	Remaining	Average	Exercisable	Average
Range of Exercise			Outstanding	Contractual	Exercise	(In	Exercise
Prices ($)			(In Thousands)	Term (Years)	Price ($)	Thousands)	Price ($)
$11.50	-	$21.99	3,218	2.2	$21.36	3,218	$21.36
$22.46	-	$23.14	3,085	2.5	$22.87	3,085	$22.87
$24.38	-	$28.98	833	4.6	$26.69	773	$26.59
$29.37	-	$29.37	3,017	4.2	$29.37	3,017	$29.37
$29.84	-	$31.20	4,208	5.6	$30.41	3,137	$30.34
$31.46	-	$33.71	69	5.2	$32.25	45	$32.00
$36.62	-	$36.62	4,305	8.2	$36.62	520	$36.62
$38.96	-	$48.90	2,307	7.4	$44.18	686	$44.42
$50.82	-	$50.82	3,873	9.2	$50.82	—	$—
$52.02	-	$59.36	68	9.5	$55.56	—	$—
			24,983	5.8	$33.64	14,481	$27.25

The weighted-average grant-date fair value of options granted during the years ended December 31, 2023, 2022 and 2021 was $18.28 per share, $11.74 per share and $12.90 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $333.5 million, $68.2 million and $51.2 million, respectively.

Cash received from option exercises under all plans for the years ended December 31, 2023, 2022 and 2021 was $130.3 million, $64.0 million and $45.7 million, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

At December 31, 2023, there was $96.3 million of total unrecognized compensation expense related to non-vested options granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 3.0 years.

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

The following table summarizes the Company’s activities with respect to non-vested restricted stock units and performance share units as follows:

		Weighted
	Number of	Average
	Shares (in	Grant-Date
	thousands)	Fair Value
Non-vested at January 1, 2023	2,026	$36.27
Granted 01/01/23 - 03/31/23[1]	523	$48.49
Granted 04/01/23 - 06/30/23	22	$59.70
Granted 07/01/23 - 09/30/23	2	$56.38
Granted 10/01/23 - 12/31/23	8	$51.99
Vested	(595)	$32.84
Forfeited/cancelled	(22)	$32.49
Non-vested at December 31, 2023	1,964	$40.95

1The grant activity for performance share units is recorded based on the target performance level earning 100% of target performance share units. The actual number of performance share units earned could range from 0% to 200% of target depending on the achievement of pre-established performance goals.

The weighted-average grant-date fair value of restricted stock units and/or performance share units granted during the years ended December 31, 2023, 2022 and 2021 was $51.24, $37.13 and $44.56 per share, respectively. As of December 31, 2023, 1.9 million of restricted stock units and performance share units are expected to vest.

At December 31, 2023, total unrecognized compensation expense relating to non-vested restricted stock units and performance share units was $32.0 million, which is expected to be recognized over a weighted-average period of 1.2 years.

Other Share-Based Awards

The Company has granted other share-based awards to certain employees that are payable in cash. These awards are classified as liabilities and are valued based on the fair value of the award at the grant date and are remeasured at each reporting date until settlement, with compensation expense being recognized in proportion to the completed requisite service period up until date of settlement. At December 31, 2023, other share-based awards outstanding included grants that vest over three years payable in the first quarters of 2024, 2025 and 2026.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

At December 31, 2023, there was $0.3 million of total unrecognized compensation expense related to nonvested other share-based awards granted to employees under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 1.0 years.

Employee and Non-Employee Share-Based Compensation Expense

The table below shows the amounts recognized in the consolidated financial statements for the years ended December 31, 2023, 2022 and 2021 for share-based compensation related to employees and non-employees.

Employee and non-employee share-based compensation expense of $68.8 million for the year ended December 31, 2023 is comprised of $10.3 million relating to incentive stock options, $1.2 million relating to other share-based awards and $57.3 million relating to non-qualified stock options, restricted stock units and performance share units.

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

	2023	2022	2021
Operating expenses	$68,836	$64,109	$70,483
Total employee and non-employee share-based compensation expense included in income, before income tax	68,836	64,109	70,483
Less: Amount of income tax benefit recognized in earnings	(64,401)	(13,175)	(14,228)
Amount charged against net income	$4,435	$50,934	$56,255

17.        INCOME TAXES

The Company evaluated the various provisions of the Tax Reform Act, including, the global intangible low-taxed income (“GILTI”) and the foreign derived intangible income provisions. The Company will treat any U.S. tax on foreign earnings under GILTI as a current period expense when incurred.

Consolidated retained earnings at December 31, 2023 included undistributed after-tax earnings from certain non-U.S. subsidiaries that were not indefinitely reinvested. At December 31, 2023, the Company had a deferred tax liability of $8.4 million for the estimated taxes associated with the repatriation of these earnings. Undistributed earnings of approximately $583 million in foreign subsidiaries were indefinitely reinvested in foreign operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings was not practicable.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The domestic and foreign components of the Company’s income before provision for income taxes are as follows:

	Year Ended December 31,
	2023	2022	2021
Domestic*	$1,809,418	$1,327,459	$1,431,797
Foreign*	259,064	244,505	369,622
Income before provision for income taxes	$2,068,482	$1,571,964	$1,801,419

*After intercompany royalties, management fees and interest charges from the Company’s domestic to foreign entities of $101.4 million, $85.0 million and $61.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Components of the provision for income taxes are as follows:

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$259,911	$247,482	$273,115
State	47,079	47,255	44,990
Foreign	99,563	37,421	89,410
	406,553	332,158	407,515

Deferred:
Federal	42,237	19,111	14,750
State	2,376	258	4,689
Foreign	(13,936)	26,084	5,092
	30,677	45,453	24,531

Valuation allowance	264	2,729	(8,102)
	$437,494	$380,340	$423,944

A reconciliation of the total provision for income taxes after applying the U.S. federal statutory rate of 21% to income before provision for income taxes to the reported provision for income taxes are as follows for the years ended:

	Year Ended December 31,
	2023	2022	2021
U.S. Federal tax expense at statutory rates	$434,381	$330,113	$378,298
State income taxes, net of federal tax benefit	39,416	35,848	38,894
Permanent differences	(27,235)	(5,450)	(4,168)
Stock-based compensation	(43,846)	3,571	2,790
Residual tax on undistributed foreign earnings	8,423	—	—
Other	(5,132)	1,371	(649)
Foreign rate differential	31,223	12,158	16,881
Valuation allowance	264	2,729	(8,102)
	$437,494	$380,340	$423,944

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Major components of the Company’s deferred tax assets (liabilities) at December 31, 2023 and 2022 are as follows:

	2023	2022
Deferred Tax Assets:
Reserve for sales returns	$1,438	$2,262
Reserve for inventory obsolescence	4,022	4,651
Reserve for marketing development fund	8,358	7,487
Capitalization of inventory costs	12,159	6,537
State franchise tax - current	2,511	2,339
Accrued compensation	12,413	10,499
Accrued other liabilities	1,729	1,820
Deferred revenue	58,156	63,196
Stock-based compensation	19,093	25,526
Foreign net operating loss carryforward	27,000	19,896
Prepaid supplies	10,567	7,901
Termination payments	46,810	52,466
Operating lease liabilities	5,739	5,739
Intangibles	30,952	33,603
Impairment-trademarks and others	12,715	2,567
Other deferred tax assets	64,955	33,209
Total gross deferred tax assets	$318,617	$279,698

Deferred Tax Liabilities:
Amortization of trademarks	$(76,536)	$(39,237)
State franchise tax - deferred	(5,038)	(5,503)
Operating lease ROU assets	(5,739)	(5,739)
Bang transaction gain	(10,698)	—
Other deferred tax liabilities	(8,784)	(5)
Depreciation	(35,708)	(22,433)
Total gross deferred tax liabilities	(142,503)	(72,917)

Valuation Allowance	(30,007)	(29,742)

Net deferred tax assets	$146,107	$177,039

During the years ended December 31, 2023, 2022 and 2021, the Company established full valuation allowances against certain deferred tax assets, resulting from cumulative net operating losses incurred by certain foreign subsidiaries of the Company. The effect of the valuation allowances and the subsequent related impact on the Company’s overall tax rate was to increase the Company’s provision for income taxes by $0.2 million for the year ended December 31, 2023, increase the Company’s provision for income taxes by $2.7 million for the year ended December 31, 2022 and decrease the Company’s provision for income taxes by $8.1 million for the year ended December 31, 2021. At December 31, 2023, the Company had net operating loss carryforwards of approximately $103.9 million. Of this amount, $79.5 million may be carried forward indefinitely. The remaining $24.4 million of net operating loss carryforwards will begin to expire in 2024.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the years ended December 31, 2023, 2022 and 2021:

Gross Unrecognized Tax
Benefits
Balance at December 31, 2020	$742
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior year	—
Decreases for tax positions related to prior years	(742)
Balance at December 31, 2021	$—
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior year	3,020
Decreases for tax positions related to prior years	—
Balance at December 31, 2022	$3,020
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior year	739
Decreases for tax positions related to prior years	(650)
Balance at December 31, 2023	$3,109

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s consolidated financial statements. As of December 31, 2023, the Company had accrued approximately $0.6 million in interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions, it would not have a significant impact on the Company’s effective tax rate.

It is expected that any change in the amount of unrecognized tax benefit change within the next 12 months will not be significant.

The Company is subject to U.S. federal income tax as well as to income tax in multiple state and foreign jurisdictions.

The Company is in various stages of examination with certain states and certain foreign jurisdictions. The Company’s 2020 through 2022 U.S. federal income tax returns are subject to examination by the IRS. The Company’s state income tax returns are subject to examination for the 2019 through 2022 tax years. The United Kingdom and Ireland income tax returns are subject to examination for the 2019 through 2022 tax years.

18.        EARNINGS PER SHARE

A reconciliation of the weighted average shares used in the basic and diluted earnings per common share computations for the years ended December 31, 2023, 2022 and 2021 is presented below (in thousands):

	2023	2022	2021
Weighted-average shares outstanding:
Basic	1,044,887	1,053,558	1,057,526
Dilutive securities	13,094	12,884	13,752
Diluted	1,057,981	1,066,442	1,071,278

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

For the years ended December 31, 2023, 2022 and 2021, options and awards outstanding totaling 3.3 million shares, 6.0 million shares and 1.6 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

19.        EMPLOYEE BENEFIT PLAN

Employees of the Company may participate in the Monster Beverage Corporation 401(k) Plan, a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code.  Participating employees may contribute into a traditional plan with pretax salary or into a Roth plan with after tax salary up to statutory limits. The Company contributes 50% of the employee contribution, up to 8% of each employee’s earnings, which vest over four years (2 years of service = 50%, 3 years of service = 75%, 4 years of service = 100%). Matching contributions were $8.5 million, $6.9 million and $5.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

20.        SEGMENT INFORMATION

The Company has four operating and reportable segments: (i) Monster Energy® Drinks segment, which is primarily comprised of the Company’s Monster Energy® drinks, Reign Total Body Fuel® high performance energy drinks, Reign Storm® total wellness energy drinks, Bang Energy® drinks and Monster Tour Water®, (ii) Strategic Brands segment, which is primarily comprised of the various energy drink brands acquired from TCCC in 2015 as well as the Company’s affordable energy brands, Predator® and Fury®, (iii) Alcohol Brands segment, which is comprised of various craft beers, hard seltzers and FMBs and (iv) Other segment, which is comprised of the AFF Third-Party Products.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The net revenues derived from the Company’s reportable segments and other financial information related thereto for the years ended December 31 are as follows:

	2023	2022	2021
Net sales:
Monster Energy® Drinks[1]	$6,555,089	$5,833,211	$5,220,673
Strategic Brands	376,589	353,490	294,762
Alcohol Brands[2]	184,855	101,405	—
Other	23,494	22,944	25,917
Corporate and unallocated	—	—	—
	$7,140,027	$6,311,050	$5,541,352

	2023	2022	2021
Operating Income:
Monster Energy® Drinks[1]	$2,338,744	$1,850,053	$1,990,785
Strategic Brands	207,146	197,709	173,660
Alcohol Brands[2]	(81,124)	(31,502)	—
Other	3,564	3,040	6,935
Corporate and unallocated	(514,975)	(434,579)	(373,913)
	$1,953,355	$1,584,721	$1,797,467

	2023	2022	2021
Income before tax:
Monster Energy® Drinks[1]	$2,342,355	$1,853,011	$1,992,185
Strategic Brands	207,202	197,843	173,739
Alcohol Brands[2]	(81,405)	(31,772)	—
Other	3,610	3,041	6,935
Corporate and unallocated	(403,280)	(450,159)	(371,440)
	$2,068,482	$1,571,964	$1,801,419

(1)	Includes $40.0 million, $40.0 million and $41.5 million for the years ended December 31, 2023, 2022 and 2021, respectively, related to the recognition of deferred revenue.
(2)	For the year ended December 31, 2022, effectively from February 17, 2022 to December 31, 2022.

	2023	2022	2021
Depreciation and amortization:
Monster Energy® Drinks	$37,606	$31,957	$34,532
Strategic Brands	793	924	1,085
Alcohol Brands	15,745	13,440	—
Other	1,264	4,461	4,485
Corporate and unallocated	13,490	10,459	10,053
	$68,898	$61,241	$50,155

Corporate and unallocated expenses were $515.0 million for the year ended December 31, 2023 and included $331.7 million of payroll costs, of which $67.1 million was attributable to stock-based compensation expense (See Note 16, “Stock-Based Compensation”), $95.2 million of professional service expenses, including accounting and legal costs, $11.7 million of insurance costs and $76.4 million of other operating expenses.

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

Coca-Cola Consolidated, Inc. accounted for approximately 10%, 11% and 12% of the Company’s net sales for the years ended December 31, 2023, 2022 and 2021, respectively.

Reyes Coca-Cola Bottling, LLC accounted for approximately 9%, 9% and 10% of the Company’s net sales for the years ended December 31, 2023, 2022 and 2021, respectively.

Coca-Cola Europacific Partners accounted for approximately 13%, 13% and 12% of the Company’s net sales for the years ended December 31, 2023, 2022 and 2021, respectively.

Net sales to customers outside the United States amounted to $2.71 billion, $2.36 billion and $2.04 billion for the years ended December 31, 2023, 2022 and 2021, respectively. Such sales were approximately 38%, 37% and 37% of net sales for the years ended December 31, 2023, 2022 and 2021, respectively.

Goodwill and other intangible assets for the Company’s reportable segments as of December 31, 2023 and 2022 are as follows:

	2023	2022
Goodwill and other intangible assets:
Monster Energy® Drinks	$1,663,814	$1,424,212
Strategic Brands	982,471	979,896
Alcohol Brands	198,795	233,140
Other	—	1,103
Corporate and unallocated	—	—
	$2,845,080	$2,638,351

21.        RELATED PARTY TRANSACTIONS

TCCC controls approximately 19.6% of the voting interests of the Company. The TCCC Subsidiaries, the TCCC Related Parties and certain TCCC independent bottlers, purchase and distribute the Company’s products in domestic and certain international markets. The Company also pays TCCC a commission based on certain sales within the TCCC distribution network.

TCCC commissions, based on sales to the TCCC Subsidiaries and the TCCC Related Parties, for the year ended December 31, 2023 were $66.8 million, and are included as a reduction to net sales. TCCC commissions, based on sales to the TCCC Independent Bottlers for the year ended December 31, 2023 were $32.0 million, and are included in operating expenses in the consolidated statements of income.

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

Net sales to the TCCC Subsidiaries for the years ended December 31, 2023, 2022 and 2021 were $137.9 million, $129.4 million and $120.4 million, respectively.

The Company also purchases concentrates from TCCC which are then sold to certain of the Company’s bottlers/distributors. Concentrate purchases from TCCC were $29.1 million, $27.1 million and $27.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Certain TCCC Subsidiaries also contract manufacture certain of the Company’s energy drinks. Such contract manufacturing expenses were $35.4 million, $30.6 million and $31.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Accounts receivable, accounts payable, accrued promotional allowances and accrued liabilities related to the TCCC Subsidiaries are as follows at:

	December 31,	December 31,
	2023	2022
Accounts receivable, net	$135,246	$88,169
Accounts payable	$(68,386)	$(35,467)
Accrued promotional allowances	$(13,794)	$(11,222)
Accrued liabilities	$(19,745)	$(14,733)

One director of the Company through certain trusts, and a family member of one director are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the years ended December 31, 2023, 2022 and 2021 were $4.0 million, $6.0 million and $3.6 million, respectively.

The Company occasionally charters a private aircraft that is indirectly owned by Mr. Rodney C. Sacks, Co-Chief Executive Officer and Chairman of the Board of Directors. On certain occasions, Mr. Sacks is accompanied by guests and other Company personnel when using such aircraft for business travel. During the years ended December 31, 2023 and 2022, the Company incurred costs of $0.14 million and $0.08 million, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

In December 2018, the Company and a director of the Company entered into a 50-50 partnership that purchased land, and real property thereon, in Kona, Hawaii for the purpose of producing coffee products. In October 2023, the partnership made a special, one-time distribution to each of the partners, reflecting the amount of their initial capital contributions. This partnership meets the definition of a Variable Interest Entity (“VIE”) for which the Company has determined that it is the primary beneficiary. Therefore, the Company consolidates the VIE in the accompanying consolidated financial statements. The aggregate carrying values of the VIE’s assets and liabilities, after elimination of any intercompany transactions and balances, as well as the results of operations for all periods presented, are not material to the Company’s consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021 (Dollars in Thousands)

	Balance at	Charged to		Balance at
	beginning	cost and		end of
Description	of period	expenses	Deductions	period
Allowance for doubtful accounts, sales returns and cash discounts:

2023	$10,460	$20,991	$(23,813)	$7,638
2022	$4,676	$23,177	$(17,393)	$10,460
2021	$1,878	$14,799	$(12,001)	$4,676

Allowance on Deferred Tax Assets and Unrecognized Tax Benefits:

2023	$33,166	$526	$—	$33,692
2022	$27,013	$6,153	$—	$33,166
2021	$35,993	$(8,980)	$—	$27,013