Form 10-Q
period 2024-09-30
Monster Beverage Corp
filed 2024-11-08
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024	Commission File Number 001-18761

MONSTER BEVERAGE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	47-1809393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes __    No X

The registrant had 972,519,659 shares of common stock, par value $0.005 per share, outstanding as of October 31, 2024.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

SEPTEMBER 30, 2024

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

(In Thousands, Except Par Value) (Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,625,339	$2,297,675
Short-term investments	—	955,605
Accounts receivable, net	1,285,397	1,193,964
Inventories	770,338	971,406
Prepaid expenses and other current assets	124,656	116,195
Prepaid income taxes	92,028	54,151
Total current assets	3,897,758	5,588,996

INVESTMENTS	—	76,431
PROPERTY AND EQUIPMENT, net	1,006,788	890,796
DEFERRED INCOME TAXES, net	183,430	175,003
GOODWILL	1,417,941	1,417,941
OTHER INTANGIBLE ASSETS, net	1,442,426	1,427,139
OTHER ASSETS	104,958	110,216
Total Assets	$8,053,301	$9,686,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$549,028	$564,379
Accrued liabilities	259,088	183,988
Accrued promotional allowances	301,973	269,061
Deferred revenue	45,627	41,914
Accrued compensation	81,787	87,392
Income taxes payable	7,641	14,955
Total current liabilities	1,245,144	1,161,689

DEFERRED REVENUE	186,135	204,251
DEFERRED INCOME TAXES	28,896	—
OTHER LIABILITIES	64,884	91,838
LONG-TERM DEBT	748,842	—
COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:

Common stock - $0.005 par value; 5,000,000 shares authorized; 1,125,699 shares issued and 972,450 shares outstanding as of September 30, 2024; 1,122,592 shares issued and 1,041,571 shares outstanding as of December 31, 2023	5,628	5,613
Additional paid-in capital	5,105,957	4,975,115
Retained earnings	7,178,073	5,939,736
Accumulated other comprehensive loss	(137,842)	(125,337)
Common stock in treasury, at cost; 153,249 shares and 81,021 shares as of September 30, 2024 and December 31, 2023, respectively	(6,372,416)	(2,566,383)
Total stockholders’ equity	5,779,400	8,228,744
Total Liabilities and Stockholders’ Equity	$8,053,301	$9,686,522

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

NET SALES	$1,880,973	$1,856,028	$5,680,668	$5,409,919

COST OF SALES	881,174	872,265	2,634,235	2,554,086

GROSS PROFIT	999,799	983,763	3,046,433	2,855,833

OPERATING EXPENSES	519,883	473,236	1,497,363	1,336,437

OPERATING INCOME	479,916	510,527	1,549,070	1,519,396

INTEREST and OTHER INCOME (EXPENSE), net	(5,820)	71,357	54,311	99,010

INCOME BEFORE PROVISION FOR INCOME TAXES	474,096	581,884	1,603,381	1,618,406

PROVISION FOR INCOME TAXES	103,177	129,190	365,044	354,397

NET INCOME	$370,919	$452,694	$1,238,337	$1,264,009

NET INCOME PER COMMON SHARE:
Basic	$0.38	$0.43	$1.22	$1.21
Diluted	$0.38	$0.43	$1.21	$1.19

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	975,841	1,047,015	1,015,252	1,046,337
Diluted	983,171	1,059,966	1,023,912	1,059,809

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(In Thousands) (Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income, as reported	$370,919	$452,694	$1,238,337	$1,264,009
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	47,846	(48,280)	(13,953)	(46,074)
Change in net unrealized gain (loss) on available-for-sale investments	—	1,272	758	3,680
Change in net gain (loss) on commodity derivatives	(3,384)	4,700	690	3,434
Other comprehensive income (loss)	44,462	(42,308)	(12,505)	(38,960)
Comprehensive income	$415,381	$410,386	$1,225,832	$1,225,049

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(In Thousands) (Unaudited)

					Accumulated Other			Total
	Common stock		Additional	Retained	Comprehensive (Loss)	Treasury stock		Stockholders’
	Shares	Amount	Paid-in Capital	Earnings	Income	Shares	Amount	Equity
Balance, December 31, 2023	1,122,592	$5,613	$4,975,115	$5,939,736	$(125,337)	(81,021)	$(2,566,383)	$8,228,744

Stock-based compensation	—	—	21,452	—	—	—	—	21,452
Stock options/awards	2,278	11	38,381	—	—	—	—	38,392
Unrealized gain (loss), net on available-for-sale securities	—	—	—	—	223	—	—	223
Repurchase of common stock	—	—	—	—	—	(2,151)	(120,245)	(120,245)
Foreign currency translation	—	—	—	—	(30,695)	—	—	(30,695)
Net gain (loss) on commodity derivatives	—	—	—	—	(2,131)	—	—	(2,131)
Net income	—	—	—	442,049	—	—	—	442,049
Balance, March 31, 2024	1,124,870	$5,624	$5,034,948	$6,381,785	$(157,940)	(83,172)	$(2,686,628)	$8,577,789

Stock-based compensation	—	—	19,645	—	—	—	—	19,645
Stock options/awards	460	3	13,698	—	—	—	—	13,701
Unrealized gain (loss), net on available-for-sale securities	—	—	—	—	535	—	—	535
Repurchase of common stock	—	—	—	—	—	(58,778)	(3,145,817)	(3,145,817)
Foreign currency translation	—	—	—	—	(31,104)	—	—	(31,104)
Net gain (loss) on commodity derivatives	—	—	—	—	6,205	—	—	6,205
Net income	—	—	—	425,369	—	—	—	425,369
Balance, June 30, 2024	1,125,330	$5,627	$5,068,291	$6,807,154	$(182,304)	(141,950)	$(5,832,445)	$5,866,323

Stock-based compensation	—	—	27,659	—	—	—	—	27,659
Stock options/awards	369	1	10,007	—	—	—	—	10,008
Repurchase of common stock	—	—	—	—	—	(11,299)	(539,971)	(539,971)
Foreign currency translation	—	—	—	—	47,846	—	—	47,846
Net gain (loss) on commodity derivatives	—	—	—	—	(3,384)	—	—	(3,384)
Net income	—	—	—	370,919	—	—	—	370,919
Balance, September 30, 2024	1,125,699	$5,628	$5,105,957	$7,178,073	$(137,842)	(153,249)	$(6,372,416)	$5,779,400

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(In Thousands) (Unaudited) (Continued)

					Accumulated Other			Total
	Common stock		Additional	Retained	Comprehensive (Loss)	Treasury stock		Stockholders’
	Shares	Amount	Paid-in Capital	Earnings	Income	Shares	Amount	Equity
Balance, December 31, 2022	1,283,688	$6,418	$4,776,804	$9,001,173	$(159,073)	(239,088)	$(6,600,281)	$7,025,041

Stock-based compensation	—	—	15,743	—	—	—	—	15,743
Stock options/awards	3,704	19	36,329	—	—	—	—	36,348
Unrealized gain (loss), net on available-for-sale securities	—	—	—	—	3,181	—	—	3,181
Repurchase of common stock	—	—	—	—	—	(1,688)	(90,378)	(90,378)
Retirement of treasury stock	(170,000)	(850)	425	(4,692,425)	—	170,000	4,692,850	—
Foreign currency translation	—	—	—	—	7,981	—	—	7,981
Net income	—	—	—	397,444	—	—	—	397,444
Balance, March 31, 2023	1,117,392	$5,587	$4,829,301	$4,706,192	$(147,911)	(70,776)	$(1,997,809)	$7,395,360

Stock-based compensation	—	—	17,176	—	—	—	—	17,176
Stock options/awards	877	4	23,314	—	—	—	—	23,318
Unrealized gain (loss), net on available-for-sale securities	—	—	—	—	(773)	—	—	(773)
Repurchase of common stock	—	—	—	—	—	(8)	(447)	(447)
Foreign currency translation	—	—	—	—	(5,775)	—	—	(5,775)
Net gain (loss) on commodity derivatives	—	—	—	—	(1,266)	—	—	(1,266)
Net income	—	—	—	413,871	—	—	—	413,871
Balance, June 30, 2023	1,118,269	$5,591	$4,869,791	$5,120,063	$(155,725)	(70,784)	$(1,998,256)	$7,841,464

Stock-based compensation	—	—	17,605	—	—	—	—	17,605
Stock options/awards	229	1	5,893	—	—	—	—	5,894
Unrealized gain (loss), net on available-for-sale securities	—	—	—	—	1,272	—	—	1,272
Repurchase of common stock	—	—	—	—	—	(7,294)	(402,200)	(402,200)
Foreign currency translation	—	—	—	—	(48,280)	—	—	(48,280)
Net gain (loss) on commodity derivatives	—	—	—	—	4,700	—	—	4,700
Net income	—	—	—	452,694	—	—	—	452,694
Balance, September 30, 2023	1,118,498	$5,592	$4,893,289	$5,572,757	$(198,033)	(78,078)	$(2,400,456)	$7,873,149

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(In Thousands) (Unaudited)

	Nine-Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,238,337	$1,264,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,822	50,364
Non-cash lease expense	9,801	6,471
Loss (gain) on disposal of property and equipment	2,070	(686)
Gain on Bang Transaction	—	(45,382)
Loss on impairment of intangibles	—	2,800
Loss on impairment of property and equipment	6,067	—
Stock-based compensation	68,793	52,465
Deferred income taxes	(10,242)	—
Effect on cash of changes in operating assets and liabilities net of acquisition:
Accounts receivable	(106,404)	(218,804)
Inventories	197,107	69,796
Prepaid expenses and other assets	(5,861)	(67,368)
Prepaid income taxes	(39,668)	8,032
Accounts payable	(14,346)	109,823
Accrued liabilities	46,749	24,697
Accrued promotional allowances	31,492	42,425
Accrued compensation	(6,043)	3,523
Income taxes payable	4,213	4,217
Other liabilities	(2,403)	(3,636)
Deferred revenue	(12,652)	(19,320)
Net cash provided by operating activities	1,466,832	1,283,426

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of available-for-sale investments	1,377,915	1,546,038
Purchases of available-for-sale investments	(342,121)	(1,405,233)
Acquisition of Bang Energy	—	(363,385)
Purchases of property and equipment	(172,795)	(110,224)
Proceeds from sale of property and equipment	2,095	1,753
Additions to intangibles	(21,473)	(9,110)
Increase in other assets	(603)	(19,862)
Net cash provided by (used in) investing activities	843,018	(360,023)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short-term debt	(6,717)	(11,273)
Borrowings on credit facilities	750,000	—
Payments for debt issuance costs	(2,904)	—
Issuance of common stock	62,101	65,560
Purchases of common stock held in treasury	(3,770,184)	(488,080)
Net cash used in financing activities	(2,967,704)	(433,793)

Effect of exchange rate changes on cash and cash equivalents	(14,482)	(22,902)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(672,336)	466,708
CASH AND CASH EQUIVALENTS, beginning of period	2,297,675	1,307,141
CASH AND CASH EQUIVALENTS, end of period	$1,625,339	$1,773,849

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$13,808	$254
Income taxes	$411,884	$348,948

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(In Thousands) (Unaudited) (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

Included in accrued liabilities as of September 30, 2024 and 2023 were additions to other intangible assets of $10.9 million and $14.3 million, respectively.

Included in accounts payable as of September 30, 2024 and 2023 were property and equipment purchases of $20.3 million and $2.0 million, respectively.

Included in accounts payable as of September 30, 2023 were treasury stock repurchases of $2.6 million.

Included in accounts payable as of September 30, 2023 were available-for-sale short-term investment purchases of $8.7 million.

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

The Company’s condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting. They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP. The information set forth in these interim condensed consolidated financial statements for the three-and nine-months ended September 30, 2024 and 2023, respectively, is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading. Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

Revenues are accounted for in accordance with FASB Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. The Company has four operating and reportable segments: (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is primarily comprised of the Company’s Monster Energy® drinks, Reign Total Body Fuel® high performance energy drinks, Reign Storm® total wellness energy drinks and Bang Energy® drinks, (ii) Strategic Brands segment (“Strategic Brands”), which is primarily comprised of the various energy drink brands acquired from The Coca-Cola Company (“TCCC”) in 2015 as well as the Company’s affordable energy brands, Predator® and Fury®, (iii) Alcohol Brands segment (“Alcohol Brands”), which is comprised of various craft beers, hard seltzers and flavored malt beverages (“FMBs”) and (iv) Other segment (“Other”), which is comprised of certain products sold by American Fruits and Flavors, LLC, a wholly-owned subsidiary of the Company, to independent third-party customers (the “AFF Third-Party Products”).

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

The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. Certain of the Company’s bottlers/distributors may also perform a separate function as a co-packer on the Company’s behalf. In such cases, control of the Company’s products passes to such bottlers/distributors when they notify the Company that they have taken possession or transferred the relevant portion of the Company’s finished goods. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of September 30, 2024 and December 31, 2023.

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

Disaggregation of Revenue

The following tables disaggregate the Company’s revenue by geographical markets and reportable segments:

	Three-Months Ended September 30, 2024
			Asia Pacific	Latin
	U.S. and		(including	America and
Net Sales	Canada	EMEA[1]	Oceania)	Caribbean	Total
Monster Energy® Drinks	$1,071,923	$371,026	$124,136	$155,608	$1,722,693
Strategic Brands	54,524	46,562	7,910	3,570	112,566
Alcohol Brands	39,784	—	—	—	39,784
Other	5,930	—	—	—	5,930
Total Net Sales	$1,172,161	$417,588	$132,046	$159,178	$1,880,973

	Three-Months Ended September 30, 2023
			Asia Pacific	Latin
	U.S. and		(including	America and
Net Sales	Canada	EMEA[1]	Oceania)	Caribbean	Total
Monster Energy® Drinks	$1,069,856	$355,898	$118,869	$163,618	$1,708,241
Strategic Brands	50,084	35,985	8,398	4,296	98,763
Alcohol Brands	42,326	—	—	—	42,326
Other	6,698	—	—	—	6,698
Total Net Sales	$1,168,964	$391,883	$127,267	$167,914	$1,856,028

1Europe, Middle East and Africa (“EMEA”)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Nine-Months Ended September 30, 2024
			Asia Pacific	Latin
	U.S. and		(including	America and
Net Sales	Canada	EMEA[1]	Oceania)	Caribbean	Total
Monster Energy® Drinks	$3,266,832	$1,075,240	$378,232	$474,248	$5,194,552
Strategic Brands	153,745	131,837	30,117	14,533	330,232
Alcohol Brands	137,417	—	—	—	137,417
Other	18,467	—	—	—	18,467
Total Net Sales	$3,576,461	$1,207,077	$408,349	$488,781	$5,680,668

	Nine-Months Ended September 30, 2023
			Asia Pacific	Latin
	U.S. and		(including	America and
Net Sales	Canada	EMEA[1]	Oceania)	Caribbean	Total
Monster Energy® Drinks	$3,160,071	$972,531	$379,342	$444,854	$4,956,798
Strategic Brands	140,353	108,986	25,209	10,263	284,811
Alcohol Brands	149,692	—	—	—	149,692
Other	18,618	—	—	—	18,618
Total Net Sales	$3,468,734	$1,081,517	$404,551	$455,117	$5,409,919

1Europe, Middle East and Africa (“EMEA”)

Contract Liabilities

Amounts received from certain bottlers/distributors at inception of their distribution contracts or at the inception of certain sales/marketing programs are accounted for as deferred revenue. As of September 30, 2024 and December 31, 2023, the Company had $231.8 million and $246.2 million, respectively, of deferred revenue, which is included in current and long-term deferred revenue in the Company’s condensed consolidated balance sheets. During both the three-months ended September 30, 2024 and 2023, $10.0 million of deferred revenue was recognized in net sales. During the nine-months ended September 30, 2024 and 2023, $29.9 million and $30.0 million, respectively, of deferred revenue was recognized in net sales. See Note 10.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The components of lease cost were as follows:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$4,086	$2,968	$11,776	$8,051
Short-term lease cost	2,182	2,209	7,004	4,258
Variable lease cost	231	295	672	736

Finance leases:
Amortization of right-of-use assets	131	383	1,215	708
Interest on lease liabilities	27	88	175	146
Finance lease cost	158	471	1,390	854

Total lease cost	$6,657	$5,943	$20,842	$13,899

Supplemental cash flow information was as follows:

	Nine-Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$11,163	$7,600
Operating cash outflows from finance leases	175	146
Financing cash outflows from finance leases	6,718	3,660

Right-of-use assets obtained in exchange for lease obligations:
Finance leases	2,977	10,120
Operating leases	6,405	15,944

Supplemental balance sheet information was as follows:

		September 30,	December 31,
	Balance Sheet Location	2024	2023
Operating leases:
Right-of-use assets	Other assets	$55,808	$58,845

Current lease liabilities	Accrued liabilities	$11,331	$11,088
Noncurrent lease liabilities	Other liabilities	45,380	48,459
Total operating lease liabilities		$56,711	$59,547

Finance leases:
Right-of-use assets	Property and equipment, net	$5,190	$11,147

Current lease liabilities	Accrued liabilities	$2,676	$6,449
Noncurrent lease liabilities	Other liabilities	43	19
Total finance lease liabilities		$2,719	$6,468

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Weighted-average remaining lease term and weighted-average discount rate for the Company’s leases were as follows:

	September 30,	December 31,
	2024	2023
Weighted-average remaining lease term in years:
Operating leases	5.8	6.3
Finance leases	0.9	0.7

Weighted-average discount rate:
Operating leases	4.8%	4.7%
Finance leases	6.1%	6.3%

The following table outlines maturities of the Company’s lease liabilities as of September 30, 2024:

	Undiscounted Future Lease Payments
	Operating Leases	Finance Leases
2024 (from October 1, 2024 to December 31, 2024)	$3,329	$1,117
2025	13,424	1,638
2026	11,080	14
2027	10,174	11
2028	8,606	11
2029 and thereafter	18,566	6
Total lease payments	65,179	2,797
Less imputed interest	(8,468)	(78)
Total	$56,711	$2,719

As of September 30, 2024, the Company did not have any significant leases that had not yet commenced.

4.	INVESTMENTS

The following table summarizes the Company’s investments at December 31, 2023.  The Company held no short-term or long-term investments at September 30, 2024.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

During the three-and nine-months ended September 30, 2024 and 2023, realized gains or losses recognized on the sale of investments were not significant.

The Company’s investments at December 31, 2023 carried investment grade credit ratings.

The following table summarizes the underlying contractual maturities of the Company’s investments at December 31, 2023. The Company held no short-term or long-term investments at September 30, 2024.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following tables present the fair value of the Company’s financial assets and liabilities that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

September 30, 2024	Level 1	Level 2	Level 3	Total
Cash	$1,173,863	$—	$—	$1,173,863
Money market funds	409,065	—	—	409,065
Certificates of deposit	—	42,411	—	42,411
Foreign currency derivatives	—	(485)	—	(485)
Commodity derivatives	—	4,181	—	4,181
Total	$1,582,928	$46,107	$—	$1,629,035

Amounts included in:
Cash and cash equivalents	$1,582,928	$42,411	$—	$1,625,339
Accounts receivable, net	—	6,283	—	6,283
Other assets	—	77	—	77
Accrued liabilities	—	(2,664)	—	(2,664)
Total	$1,582,928	$46,107	$—	$1,629,035

December 31, 2023	Level 1	Level 2	Level 3	Total
Cash	$1,105,701	$—	$—	$1,105,701
Money market funds	960,873	—	—	960,873
Certificates of deposit	—	33,824	—	33,824
Commercial paper	—	163,774	—	163,774
Corporate bonds	—	264,208	—	264,208
Municipal securities	—	361	—	361
U.S. government agency securities	—	159,585	—	159,585
U.S. treasuries	—	641,385	—	641,385
Foreign currency derivatives	—	(1,083)	—	(1,083)
Commodity derivatives	—	4,410	—	4,410
Total	$2,066,574	$1,266,464	$—	$3,333,038

Amounts included in:
Cash and cash equivalents	$2,066,574	$231,101	$—	$2,297,675
Short-term investments	—	955,605	—	955,605
Accounts receivable, net	—	4,618	—	4,618
Other assets	—	316	—	316
Investments	—	76,431	—	76,431
Accrued liabilities	—	(1,607)	—	(1,607)
Total	$2,066,574	$1,266,464	$—	$3,333,038

At December 31, 2023, all of the Company’s short-term and long-term investments were classified within Level 1 or Level 2 of the fair value hierarchy. At September 30, 2024, the Company held no short-term or long-term investments. The Company’s valuation of its Level 1 investments is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments is based on other observable inputs, specifically a market approach which utilizes valuation models, pricing systems, mathematical tools and other relevant information for the same or similar securities. The Company’s valuation of its Level 2 foreign currency exchange contracts is based on quoted market prices of the same or similar instruments, adjusted for counterparty risk. There were no transfers between Level 1 and Level 2 measurements during the three- and nine-months ended September 30, 2024, or during the year-ended December 31, 2023, and there were no changes in the Company’s valuation techniques.

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

The Company accounts for its derivative instruments and hedging activities under ASC 815, “Derivatives and Hedging.” The following table presents the fair values of the Company’s derivative instruments:

	Fair value
Derivatives designated as	September 30,	December 31,
hedging instruments	2024	2023	Balance Sheet location
Assets:
Commodity contracts	$5,165	$4,480	Accounts receivable, net
Commodity contracts	$77	$316	Other assets
Liabilities:
Commodity contracts	$(1,061)	$(386)	Accrued liabilities
Commodity contracts	$—	$—	Other liabilities

	Fair value
Derivatives not designated as	September 30,	December 31,
hedging instruments	2024	2023	Balance Sheet location
Assets:
Foreign currency exchange contracts	$1,118	$138	Accounts receivable, net
Liabilities:
Foreign currency exchange contracts	$(1,603)	$(1,221)	Accrued liabilities

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

The Company has entered into commodity hedge contracts to mitigate the price risk associated with a portion of its forecasted aluminum purchases. These derivative instruments were designated as part of the Company’s commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of aluminum. The total notional values of derivatives that were designated and qualified for this program were $106.2 million and $98.3 million as of September 30, 2024 and December 31, 2023, respectively.

The following table presents the impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income, AOCI and earnings:

Three-Months Ended September 30, 2024
			Gain (loss)
Derivatives designated as	Gain (loss)	Location of gain (loss)	reclassified from
hedging instruments	recognized in AOCI	recognized in income	AOCI into income
Commodity contracts	$(501)	Cost of sales	$2,883

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Three-Months Ended September 30, 2023
			Gain (loss)
Derivatives designated as	Gain (loss) recognized	Location of gain (loss)	reclassified from
hedging instruments	in AOCI	recognized in income	AOCI into income
Commodity contracts	$4,700	Cost of sales	$—

Nine-Months Ended September 30, 2024
			Gain (loss)
Derivatives designated as	Gain (loss)	Location of gain (loss)	reclassified from
hedging instruments	recognized in AOCI	recognized in income	AOCI into income
Commodity contracts	$2,606	Cost of sales	$1,917

Nine-Months Ended September 30, 2023
			Gain (loss)
Derivatives designated as	Gain (loss)	Location of gain (loss)	reclassified from
hedging instruments	recognized in AOCI	recognized in income	AOCI into income
Commodity contracts	$3,434	Cost of sales	$—

As of September 30, 2024, the Company estimates that it will reclassify into earnings net gains (losses) of $5.1 million from the amount recorded in AOCI as the anticipated cash flows occur during the next 12 months.

Economic (Non-Designated) Hedging Strategy

The Company is exposed to foreign currency exchange rate risks related primarily to its foreign business operations. During the three- and nine-months ended September 30, 2024 and 2023, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts of the Company that were outstanding as of September 30, 2024 have terms of approximately one month or less. The Company does not enter into forward currency exchange contracts for speculation or trading purposes.

The Company has not designated its foreign currency exchange contracts as hedge transactions. Therefore, gains and losses on the Company’s foreign currency exchange contracts are recognized in interest and other income (expense), net, in the condensed consolidated statements of income, and are largely offset by the changes in the fair value of the underlying economically hedged item. The total notional values of derivatives related to our foreign currency economic hedges were $354.1 million and $282.7 million as of September 30, 2024 and December 31, 2023, respectively.

The net gains (losses) on derivatives not designated as hedging instruments in the condensed consolidated statements of income were as follows:

		Gain (loss) recognized
		in income on derivatives
		Three-Months Ended
Derivatives not designated as	Location of gain (loss)	September 30,	September 30,
hedging instruments	recognized in income on derivatives	2024	2023
Foreign currency exchange contracts	Interest and other income (expense), net	$(3,914)	$5,080

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

		Gain (loss) recognized
		in income on derivatives
		Nine-Months Ended
Derivatives not designated as	Location of gain (loss)	September 30,	September 30,
hedging instruments	recognized in income on derivatives	2024	2023
Foreign currency exchange contracts	Interest and other income (expense), net	$(1,204)	$(4,695)

Certain of the Company’s counterparty agreements contain provisions that require the Company to post collateral on derivative instruments in a net liability position. As of September 30, 2024, $1.9 million was held as collateral and $2.8 million was posted as collateral.

7.	INVENTORIES

Inventories consist of the following at:

	September 30,	December 31,
	2024	2023
Raw materials	$257,050	$330,021
Work in process	1,522	1,403
Finished goods	511,766	639,982
	$770,338	$971,406

8.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at:

	September 30,	December 31,
	2024	2023
Land	$158,873	$152,253
Leasehold improvements	33,803	37,946
Furniture and fixtures	11,639	11,422
Office and computer equipment	27,904	30,904
Equipment	482,932	426,466
Buildings	218,364	211,951
Vehicles	71,544	69,527
Assets under construction	307,724	211,562
	1,312,783	1,152,031
Less: accumulated depreciation and amortization	(305,995)	(261,235)
	$1,006,788	$890,796

Total depreciation and amortization expense was $17.7 million and $16.7 million for the three-months ended September 30, 2024 and 2023, respectively. Total depreciation and amortization expense was $54.6 million and $46.1 million for the nine-months ended September 30, 2024 and 2023, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

9.GOODWILL AND OTHER INTANGIBLE ASSETS

The following is a roll-forward of goodwill for the nine-months ended September 30, 2024 and 2023 by reportable segment:

	Monster
	Energy®	Strategic	Alcohol
	Drinks	Brands	Brands	Other	Total
Balance at December 31, 2023	$693,644	$637,999	$86,298	$—	$1,417,941
Acquisitions	—	—	—	—	—
Balance at September 30, 2024	$693,644	$637,999	$86,298	$—	$1,417,941

	Monster
	Energy®	Strategic	Alcohol
	Drinks	Brands	Brands	Other	Total
Balance at December 31, 2022	$693,644	$637,999	$86,298	$—	$1,417,941
Acquisitions	—	—	—	—	—
Balance at September 30, 2023	$693,644	$637,999	$86,298	$—	$1,417,941

Intangible assets consist of the following at:

	September 30,	December 31,
	2024	2023
Amortizing intangibles	$151,344	$144,582
Accumulated amortization	(79,904)	(74,699)
	71,440	69,883
Non-amortizing intangibles	1,370,986	1,357,256
	$1,442,426	$1,427,139

Amortizing intangibles primarily consist of customer relationships. All amortizing intangibles have been assigned an estimated finite useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives, generally ten to fifteen years. Total amortization expense was $2.2 million and $1.3 million for the three-months ended September 30, 2024 and 2023, respectively. Total amortization expense was $5.2 million and $4.2 million for the nine-months ended September 30, 2024 and 2023, respectively. For the three- and nine-months ended September 30, 2024, no impairment charges were recorded to intangible assets. For the three-months ended September 30, 2023, no intangible impairment charges were recorded to intangible assets. For the nine-months ended September 30, 2023, impairment charges of $2.8 million were recorded to non-amortizing intangibles.

The following is the future estimated amortization expense related to amortizing intangibles as of September 30, 2024:

2024 (from October 1, 2024 to December 31, 2024)	$2,101
2025	8,359
2026	7,718
2027	6,388
2028	5,952
2029 and thereafter	40,922
$71,440

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

10.	DISTRIBUTION AGREEMENTS

In the normal course of business, amounts received pursuant to new and/or amended distribution agreements entered into with certain bottlers/distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, or at the inception of certain sales/marketing programs are accounted for as deferred revenue and are recognized as revenue ratably over the anticipated life of the respective agreement, generally 20 years or program duration, as the case may be. Revenue recognized was $10.0 million for both the three-months ended September 30, 2024 and 2023. Revenue recognized was $29.9 million and $30.0 million for the nine-months ended September 30, 2024 and 2023, respectively.

11.	DEBT

The Company’s long-term debt consisted of the following:

	September 30,	December 31,
	2024	2023
Term loan	$750,000	$—
Revolving credit facility	—	—
Total debt	750,000	—
Less: unamortized debt issuance costs	(1,158)	—
Total debt, net of unamortized debt issuance costs	748,842	—
Less: current portion of long-term debt	—	—
Long-term debt	$748,842	$—

In May 2024, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders, which provides for senior unsecured credit facilities in an aggregate principal amount of $1.50 billion (collectively, the “Credit Facilities”). The Credit Facilities consist of a $750.0 million term loan (the “Term Loan”) and up to $750.0 million in multicurrency revolving loan commitments (the “Revolving Credit Facility”). The Term Loan matures May 2027 and the Revolving Credit Facility matures May 2029. As of September 30, 2024, the Company was in compliance with all covenants under the Credit Facilities.

Borrowings under the Credit Facilities bear interest at a variable rate per annum equal to the applicable rate plus margin (as defined in the Credit Facilities). The interest rate in effect on the Term Loan was 6.09% as of September 30, 2024. No borrowings were outstanding under the Revolving Credit Facility as of September 30, 2024.

Borrowings under the Credit Facilities are due on the respective maturity date. Borrowings may be repaid at any time during the term of the Credit Facilities and, in the case of the Revolving Credit Facility, may be reborrowed prior to the maturity date.

Additionally, the Company has a line of credit of up to $15.0 million with HSBC Bank (China) Company Limited, Shanghai Branch. At September 30, 2024, the interest rate on borrowings under the line of credit was 5.5%. As of September 30, 2024, no amount was outstanding on this line of credit.

Based on Level 2 inputs, the carrying value of the Company’s debt approximates fair value, as borrowings are subject to variable interest rates that adjust with changes in market rates and market conditions and the current interest rate approximates that which would be available under similar financial arrangements.

12.	COMMITMENTS AND CONTINGENCIES

The Company had purchase commitments aggregating approximately $238.1 million at September 30, 2024, which represented commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms but are generally satisfied within one year.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company had contractual obligations aggregating approximately $400.6 million at September 30, 2024, which related primarily to sponsorships and other marketing activities.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, and any related insurance reimbursements. As of September 30, 2024 and December 31, 2023, $16.8 million and $0.3 million, respectively, of loss contingencies were included in the Company’s accompanying condensed consolidated balance sheets.

13.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the nine-months ended September 30, 2024 and 2023 are as follows:

	Accumulated		Unrealized
	Net Gains	Currency	Gains (Losses)
	(Losses) on	Translation	on Available-
	Commodity	Gains	for-Sale
	Derivatives	(Losses)	Securities	Total
Balance at December 31, 2023	$4,410	$(128,989)	$(758)	$(125,337)
Other comprehensive income (loss) before reclassifications	690	(13,953)	758	(12,505)
Net current-period other comprehensive income (loss)	690	(13,953)	758	(12,505)
Balance at September 30, 2024	$5,100	$(142,942)	$—	$(137,842)

	Accumulated		Unrealized
	Net Gains	Currency	Gains (Losses)
	(Losses) on	Translation	on Available-
	Commodity	Gains	for-Sale
	Derivatives	(Losses)	Securities	Total
Balance at December 31, 2022	$—	$(153,230)	$(5,843)	$(159,073)
Other comprehensive income (loss) before reclassifications	3,434	(46,074)	3,680	(38,960)
Net current-period other comprehensive income (loss)	3,434	(46,074)	3,680	(38,960)
Balance at September 30, 2023	$3,434	$(199,304)	$(2,163)	$(198,033)

14.	TREASURY STOCK

Share Repurchase Programs

On November 2, 2022, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to an additional $500.0 million of the Company’s outstanding common stock (the “November 2022 Repurchase Plan”). During the three-months ended September 30, 2024, the Company repurchased approximately 0.7 million shares of its common stock at an average purchase price of $49.83 per share, for a total amount of approximately $34.7 million, which exhausted the availability under the November 2022 Repurchase Plan.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

On November 7, 2023, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to an additional $500.0 million of the Company’s outstanding common stock (the “November 2023 Repurchase Plan”). During the three-months ended September 30, 2024, the Company repurchased approximately 10.6 million shares of its common stock at an average purchase price of $47.16 per share, for a total amount of approximately $500.0 million, which exhausted the availability under the November 2023 Repurchase Plan.

On August 19, 2024, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to an additional $500.0 million of the Company’s outstanding common stock (the “August 2024 Repurchase Plan”). During the three-months ended September 30, 2024, no shares were repurchased under the August 2024 Repurchase Plan.  As of November 6, 2024, $500.0 million remained available for repurchase under the August 2024 Repurchase Plan.

The aggregate amount of the Company’s outstanding common stock that remains available for repurchase under all previously authorized repurchase plans is $500.0 million as of November 6, 2024.

Tender Offer

On May 1, 2024, the Board of Directors authorized the Company to execute a modified “Dutch auction” tender offer to repurchase up to $3.0 billion of its outstanding shares of common stock. On May 8, 2024, the Company commenced the tender offer, with such offer expiring on June 5, 2024. On June 10, 2024, the Company accepted for purchase a total of approximately 56.6 million shares of common stock at a purchase price of $53.00 per share, for an aggregate purchase price of approximately $3.0 billion. The repurchase was funded with approximately $2.25 billion of cash on hand and approximately $750 million in borrowings. The cost of these shares and the fees relating to the tender offer are included in common stock in treasury in the accompanying condensed consolidated balance sheet at September 30, 2024.

15.	STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at September 30, 2024: (i) the Monster Beverage Corporation 2020 Omnibus Incentive Plan, including the Monster Beverage Corporation Deferred Compensation Plan as a sub-plan thereunder, and (ii) the Monster Beverage Corporation 2017 Compensation Plan for Non-Employee Directors as Amended and Restated on February 23, 2022, including the Monster Beverage Corporation Deferred Compensation Plan for Non-Employee Directors as a sub-plan thereunder.

The Company recorded $27.5 million and $17.9 million of compensation expense relating to outstanding options, restricted stock units, performance share units and other share-based awards during the three-months ended September 30, 2024 and 2023, respectively. The Company recorded $68.8 million and $52.5 million of compensation expense relating to outstanding options, restricted stock units, performance share units and other share-based awards during the nine-months ended September 30, 2024 and 2023, respectively.

The tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options and vesting of restricted stock units and performance share units for the three-months ended September 30, 2024 and 2023 was $1.3 million and $(0.2) million, respectively. The tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options and vesting of restricted stock units and performance share units for the nine-months ended September 30, 2024 and 2023 was $10.3 million and $29.9 million, respectively.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted as of September 30, 2024 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	Three-Months Ended September 30,				Nine-Months Ended September 30,
	2024		2023		2024		2023
Dividend yield	0.0%		0.0%		0.0%		0.0%
Expected volatility	26.9%		27.0%		27.4%		27.6%
Risk-free interest rate	3.7%		4.2%		4.2%		3.7%
Expected term	6.3	years	6.3	years	6.4	years	6.3	years

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

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Term	Aggregate
Options	(in thousands)	Per Share	(in years)	Intrinsic Value
Outstanding at January 1, 2024	24,983	$33.64	5.8	$598,866
Granted 01/01/24 - 03/31/24	4,332	$60.29
Granted 04/01/24 - 06/30/24	62	$51.89
Granted 07/01/24 - 09/30/24	1,236	$48.40
Exercised	(2,281)	$27.22
Cancelled or forfeited	(514)	$48.00
Outstanding at September 30, 2024	27,818	$38.75	6.0	$407,665
Vested and expected to vest in the future at September 30, 2024	26,723	$38.21	5.9	$403,609
Exercisable at September 30, 2024	14,760	$29.27	3.8	$338,040

The weighted-average grant-date fair value of options granted during the three-months ended September 30, 2024 and 2023 was $17.01 per share and $21.01 per share, respectively. The weighted-average grant-date fair value of options granted during the nine-months ended September 30, 2024 and 2023 was $21.41 per share and $18.27 per share, respectively.

The total intrinsic value of options exercised during the three-months ended September 30, 2024 and 2023 was $8.2 million and $7.1 million, respectively. The total intrinsic value of options exercised during the nine-months ended September 30, 2024 and 2023 was $66.0 million and $164.9 million, respectively.

Cash received from option exercises under all plans for the three-months ended September 30, 2024 and 2023 was $10.0 million and $5.9 million, respectively. Cash received from option exercises under all plans for the nine-months ended September 30, 2024 and 2023 was $62.1 million and $65.6 million, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

At September 30, 2024, there was $165.2 million of total unrecognized compensation expense related to non-vested options granted to employees under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 3.3 years.

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

The following table summarizes the Company’s activities with respect to non-vested restricted stock units and performance share units as follows:

	Number of Shares	Weighted-Average Grant-
	(in thousands)	Date Fair Value
Non-vested at January 1, 2024	1,964	$40.95
Granted 01/01/24 - 03/31/24[1]	502	$57.04
Granted 04/01/24 - 06/30/24	27	$49.12
Granted 07/01/24 - 09/30/24	32	$48.40
Vested	(826)	$40.71
Forfeited/cancelled	(13)	$37.77
Non-vested at September 30, 2024	1,686	$46.15

1The grant activity for performance share units is recorded based on the target performance level earning 100% of target performance share units. The actual number of performance share units earned could range from 0% to 200% of target depending on the achievement of pre-established performance goals.

The weighted-average grant-date fair value of restricted stock units and/or performance share units granted during the three-months ended September 30, 2024 and 2023 was $48.40 and $56.38 per share, respectively. The weighted-average grant-date fair value of restricted stock units and/or performance share units granted during the nine-months ended September 30, 2024 and 2023 was $58.80 and $51.22 per share, respectively.

As of September 30, 2024, 1.6 million of restricted stock units and performance share units are expected to vest over their respective terms.

At September 30, 2024, total unrecognized compensation expense relating to non-vested restricted stock units and performance share units was $44.9 million, which is expected to be recognized over a weighted-average period of 1.4 years.

Other Share-Based Awards

The Company has granted other share-based awards to certain employees that are payable in cash. These awards are classified as liabilities and are valued based on the fair value of the award at the grant date and are remeasured at each reporting date until settlement, with compensation expense being recognized in proportion to the completed requisite service period up until date of settlement. At September 30, 2024, other share-based awards outstanding included grants that vest over three years payable in the first quarters of 2025, 2026 and 2027.

At September 30, 2024, there was $0.1 million of total unrecognized compensation expense related to nonvested other share-based awards granted to employees under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 0.3 years.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

16.	INCOME TAXES

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the nine-months ended September 30, 2024:

Gross Unrecognized
Tax Benefits
Balance at December 31, 2023	$3,109
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior years	631
Decreases for tax positions related to the prior years	—
Balance at September 30, 2024	$3,740

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. As of September 30, 2024, the Company had approximately $0.9 million in accrued interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions, the resultant impact on the Company’s effective tax rate would not be significant. It is expected that any change in the amount of unrecognized tax benefits within the next 12 months will not be significant.

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

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations is presented below (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Weighted-average shares outstanding:
Basic	975,841	1,047,015	1,015,252	1,046,337
Dilutive	7,330	12,951	8,660	13,472
Diluted	983,171	1,059,966	1,023,912	1,059,809

For the three-months ended September 30, 2024 and 2023, options and awards outstanding totaling 9.2 million shares and 4.1 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive. For the nine-months ended September 30, 2024 and 2023, options and awards outstanding totaling 7.6 million shares and 3.1 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

18.	SEGMENT INFORMATION

The Company has four operating and reportable segments: (i) Monster Energy® Drinks segment, which is primarily comprised of the Company’s Monster Energy® drinks, Reign Total Body Fuel® high performance energy drinks, Reign Storm® total wellness energy drinks and Bang Energy® drinks, (ii) Strategic Brands segment, which is primarily comprised of the various energy drink brands acquired from TCCC in 2015 as well as the Company’s affordable energy brands, Predator® and Fury®, (iii) Alcohol Brands segment, which is comprised of various craft beers, hard seltzers and FMBs and (iv) Other segment, which is comprised of the AFF Third-Party Products.

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

The net revenues derived from the Company’s reportable segments and other financial information related thereto for the three- and nine-months ended September 30, 2024 and 2023 were as follows:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales:
Monster Energy® Drinks[1]	$1,722,693	$1,708,242	$5,194,552	$4,956,797
Strategic Brands	112,566	98,763	330,232	284,810
Alcohol Brands	39,784	42,326	137,417	149,692
Other	5,930	6,697	18,467	18,620
Corporate and unallocated	—	—	—	—
	$1,880,973	$1,856,028	$5,680,668	$5,409,919

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating Income:
Monster Energy® Drinks[1]	$601,688	$603,670	$1,842,066	$1,762,410
Strategic Brands	60,091	52,730	183,768	159,639
Alcohol Brands	(22,609)	(11,734)	(51,187)	(25,193)
Other	1,510	1,296	3,929	2,654
Corporate and unallocated	(160,764)	(135,435)	(429,506)	(380,114)
	$479,916	$510,527	$1,549,070	$1,519,396

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Income before tax:
Monster Energy® Drinks[1]	$603,442	$604,688	$1,846,003	$1,765,018
Strategic Brands	60,096	52,746	183,803	159,683
Alcohol Brands	(22,636)	(11,757)	(51,308)	(25,208)
Other	1,511	1,315	3,958	2,679
Corporate and unallocated	(168,317)	(65,108)	(379,075)	(283,766)
	$474,096	$581,884	$1,603,381	$1,618,406

(1)	Includes $10.0 million for both the three-months ended September 30, 2024 and 2023, related to the recognition of deferred revenue. Includes $29.9 million and $30.0 million for the nine-months ended September 30, 2024 and 2023, respectively, related to the recognition of deferred revenue.

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Depreciation and amortization:
Monster Energy® Drinks	$13,330	$10,023	$39,043	$27,830
Strategic Brands	237	199	690	616
Alcohol Brands	3,419	3,816	10,825	11,973
Other	48	50	145	1,224
Corporate and unallocated	2,875	3,891	9,119	8,721
	$19,909	$17,979	$59,822	$50,364

Corporate and unallocated expenses for the three-months ended September 30, 2024 include $96.6 million of payroll costs, of which $27.3 million was attributable to stock-based compensation expenses (see Note 15 “Stock-Based Compensation”), as well as $22.4 million attributable to professional service expenses, including accounting and legal costs, and $41.8 million of other operating expenses.

Corporate and unallocated expenses for the three-months ended September 30, 2023 include $82.7 million of payroll costs, of which $17.4 million was attributable to stock-based compensation expenses (see Note 15 “Stock-Based Compensation”), as well as $27.3 million attributable to professional service expenses, including accounting and legal costs, and $25.4 million of other operating expenses.

Corporate and unallocated expenses for the nine-months ended September 30, 2024 include $282.7 million of payroll costs, of which $67.0 million was attributable to stock-based compensation expenses (see Note 15 “Stock-Based Compensation”), as well as $56.9 million attributable to professional service expenses, including accounting and legal costs, and $89.9 million of other operating expenses.

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

Coca-Cola Europacific Partners accounted for approximately 15% and 14% of the Company’s net sales for the three-months ended September 30, 2024 and 2023, respectively. Coca-Cola Europacific Partners accounted for approximately 14% and 13% of the Company’s net sales for the nine-months ended September 30, 2024 and 2023, respectively.

Coca-Cola Consolidated, Inc. accounted for approximately 10% of the Company’s net sales for both the three-months ended September 30, 2024 and 2023. Coca-Cola Consolidated, Inc. accounted for approximately 10% of the Company’s net sales for both the nine-months ended September 30, 2024 and 2023.

Reyes Holdings, LLC accounted for approximately 9% of the Company’s net sales for both the three-months ended September 30, 2024 and 2023. Reyes Holdings, LLC accounted for approximately 9% of the Company’s net sales for both the nine-months ended September 30, 2024 and 2023.

Net sales to customers outside the United States amounted to $760.1 million and $733.7 million for the three-months ended September 30, 2024 and 2023, respectively. Such sales were approximately 40% of net sales for both the three-months ended September 30, 2024 and 2023. Net sales to customers outside the United States amounted to $2.25 billion and $2.07 billion for the nine-months ended September 30, 2024 and 2023, respectively. Such sales were approximately 40% and 38% of net sales for the nine-months ended September 30, 2024 and 2023, respectively.

Goodwill and other intangible assets for the Company’s reportable segments were as follows at:

	September 30,	December 31,
	2024	2023
Goodwill and other intangible assets:
Monster Energy® Drinks	$1,681,859	$1,663,814
Strategic Brands	982,362	982,471
Alcohol Brands	196,146	198,795
Other	—	—
	$2,860,367	$2,845,080

19.	RELATED PARTY TRANSACTIONS

TCCC controls approximately 21.0% of the voting interests of the Company. The TCCC Subsidiaries, the TCCC Related Parties and certain TCCC independent bottlers, purchase and distribute the Company’s products in domestic and certain international markets. The Company also pays TCCC a commission based on certain sales within the TCCC distribution network.

TCCC commissions, based on sales to the TCCC Subsidiaries and the TCCC Related Parties, were $25.5 million and $21.4 million for the three-months ended September 30, 2024 and 2023, respectively, and are included as a reduction to net sales. TCCC commissions, based on sales to the TCCC Subsidiaries and the TCCC Related Parties, were $67.8 million and $55.2 million for the nine-months ended September 30, 2024 and 2023, respectively, and are included as a reduction to net sales.

TCCC commissions, based on sales to TCCC independent bottlers, were $9.9 million and $8.8 million for the three-months ended September 30, 2024 and 2023, respectively, and are included in operating expenses. TCCC commissions, based on sales to TCCC independent bottlers, were $28.3 million and $25.7 million for the nine-months ended September 30, 2024 and 2023, respectively, and are included in operating expenses.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Net sales to the TCCC Subsidiaries for the three-months ended September 30, 2024 and 2023 were $54.1 million and $40.2 million, respectively. Net sales to the TCCC Subsidiaries for the nine-months ended September 30, 2024 and 2023 were $151.3 million and $108.4 million, respectively.

The Company also purchases concentrates from TCCC which are then sold to certain of the Company’s bottlers/distributors. Concentrate purchases from TCCC were $7.4 million and $7.8 million for the three-months ended September 30, 2024 and 2023, respectively. Concentrate purchases from TCCC were $22.2 million and $22.5 million for the nine-months ended September 30, 2024 and 2023, respectively.

Certain TCCC Subsidiaries also contract manufacture certain of the Company’s energy drinks. Such contract manufacturing expenses were $10.2 million and $10.1 million for the three-months ended September 30, 2024 and 2023, respectively. Such contract manufacturing expenses were $28.7 million and $25.1 million for the nine-months ended September 30, 2024 and 2023, respectively.

Accounts receivable, accounts payable, accrued promotional allowances and accrued liabilities related to the TCCC Subsidiaries were as follows at:

	September 30,	December 31,
	2024	2023
Accounts receivable, net	$107,495	$135,246
Accounts payable	$(33,754)	$(68,386)
Accrued promotional allowances	$(17,034)	$(13,794)
Accrued liabilities	$(44,826)	$(19,745)

One director of the Company through certain trusts, and a family member of one director are the principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the three-months ended September 30, 2024 and 2023 were $1.5 million and $0.9 million, respectively. Expenses incurred with such company in connection with promotional materials purchased during the nine-months ended September 30, 2024 and 2023 were $5.1 million and $3.0 million, respectively.

The Company occasionally charters a private aircraft that is indirectly owned by Mr. Rodney C. Sacks, Co-Chief Executive Officer and Chairman of the Board of Directors. On certain occasions, Mr. Sacks is accompanied by guests and other Company personnel when using such aircraft for business travel. During the three-months ended September 30, 2024 and 2023, the Company incurred expenses of $0.02 million and $0.10 million, respectively, in relation to the aircraft. During the nine-months ended September 30, 2024 and 2023, the Company incurred expenses of $0.04 million and $0.13 million, respectively, in relation to the aircraft.

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

Pricing Actions

We implemented price increases at various times in certain international markets during the fourth quarter of 2023 as well as the first, second and third quarters of 2024 (collectively, the “Pricing Actions”), all of which positively impacted net sales and gross profit margins in the third quarter of 2024, as compared to the third quarter of 2023.

We implemented a previously announced price increase in the United States of approximately 5% on our core brands and packages, effective November 1, 2024.

Bang Energy®

On July 31, 2023, we completed our acquisition of substantially all of the assets of Vital Pharmaceuticals, Inc. and its debtor affiliates (collectively, “Bang Energy”) (the “Bang Transaction”). The acquired assets primarily included Bang Energy® drinks and a beverage production facility in Phoenix, AZ.

The following items impacted the comparative financial results for the three-months ended September 30, 2023.

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

We also develop, market, sell and distribute craft beers, FMBs and hard seltzers under a number of brands, including Jai Alai® IPA, Florida ManTM IPA, Dale’s Pale Ale®, Wild Basin® Hard Seltzers, Dallas Blonde®, Deep EllumTM IPA, Perrin Brewing CompanyTM Black Ale, Hop Rising® Double IPA, Wasatch® Apricot Hefeweizen, The BeastTM, Nasty BeastTM Hard Tea and a host of other brands.

We also develop, market, sell and distribute still and sparkling waters under the Monster Tour Water® brand name.

We have four operating and reportable segments: (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is primarily comprised of our Monster Energy® drinks, Reign Total Body Fuel® high performance energy drinks, Reign Storm® total wellness energy drinks and Bang Energy® drinks, (ii) Strategic Brands segment (“Strategic Brands”), which is primarily comprised of the various energy drink brands acquired from The Coca-Cola Company (“TCCC”) in 2015 as well as our affordable energy brands, Predator® and Fury®, (iii) Alcohol Brands segment (“Alcohol Brands”), which is comprised of various craft beers, hard seltzers and FMBs and (iv) Other segment (“Other”), which is comprised of certain products sold by American Fruits and Flavors LLC, a wholly-owned subsidiary of the Company, to independent third-party customers (the “AFF Third-Party Products”).

During the three-months ended September 30, 2024, we continued to expand our existing drink portfolio by adding additional products to our portfolio in a number of countries and further developed our distribution markets. During the three-months ended September 30, 2024, we sold the following new products to our customers:

●	Monster Energy® Ultra Vice GuavaTM
●	The BeastTM Gnarly GrapeTM
●	The Beast TM Killer SunriseTM
●	The Beast Pink PoisonTM
●	Ultra Energy® Fruit Punch

In the normal course of business, we discontinue certain products and/or product lines. Those products or product lines discontinued in the three-months ended September 30, 2024, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Our net sales of $1.88 billion for the three-months ended September 30, 2024 represented record sales for our third fiscal quarter. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $62.8 million ($26.5 million related to Argentina) for the three-months ended September 30, 2024. Net sales on a foreign currency adjusted basis increased 4.7% (3.3% exclusive of Argentina’s impact) for the three-months ended September 30, 2024.

The vast majority of our net sales are derived from our Monster Energy® Drinks segment. Net sales of our Monster Energy® Drinks segment were $1.72 billion for the three-months ended September 30, 2024. Net sales of our Strategic Brands segment were $112.6 million for the three-months ended September 30, 2024. Net sales of our Alcohol Brands segment were $39.8 million for the three-months ended September 30, 2024. Net sales of our Other segment were $5.9 million for the three-months ended September 30, 2024.

Our Monster Energy® Drinks segment represented 91.6% and 92.0% of our net sales for the three-months ended September 30, 2024 and 2023, respectively. Our Strategic Brands segment represented 6.0% and 5.3% of our net sales for the three-months ended September 30, 2024 and 2023, respectively. Our Alcohol Brands segment represented 2.1% and 2.3% of our net sales for the three-months ended September 30, 2024 and 2023, respectively. Our Other segment represented 0.3% and 0.4% of our net sales for the three-months ended September 30, 2024 and 2023, respectively.

Our growth strategy includes further developing our domestic markets, expanding our international business and growing our business into new sectors, such as the alcohol beverage sector. Net sales to customers outside the United States were $760.1 million for the three-months ended September 30, 2024, an increase of approximately $26.4 million, or 3.6% higher than net sales to customers outside of the United States of $733.7 million for the three-months ended September 30, 2023. Such sales were approximately 40% of net sales for both the three-months ended September 30, 2024 and 2023. Net changes in foreign currency exchange rates had an unfavorable impact on net sales to customers outside of the United States of approximately $62.8 million ($26.5 million related to Argentina) for the three-months ended September 30, 2024. Net sales to customers outside the United States, on a foreign currency adjusted basis, increased 12.1% (8.5% exclusive of Argentina’s impact) for the three-months ended September 30, 2024.

Our non-alcohol customers are primarily full service beverage bottlers/distributors, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience and gas chains, foodservice customers, value stores, e-commerce retailers and the military. Our alcohol customers are primarily beer distributors who in turn sell to retailers within the alcohol distribution system. Percentages of our gross billings to our various customer types for the three- and nine-months ended September 30, 2024 and 2023 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such bottlers/distributors’ sales to their own customers.

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
U.S. full service bottlers/distributors	45%	46%	46%	47%
International full service bottlers/distributors	42%	41%	41%	40%
Club stores and e-commerce retailers	8%	8%	8%	8%
Retail grocery, direct convenience, specialty chains and wholesalers	2%	2%	2%	2%
Alcohol, value stores and other	3%	3%	3%	3%

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

Coca-Cola Europacific Partners accounted for approximately 15% and 14% of our net sales for the three-months ended September 30, 2024 and 2023, respectively. Coca-Cola Europacific Partners accounted for approximately 14% and 13% of our net sales for the nine-months ended September 30, 2024 and 2023, respectively.

Coca-Cola Consolidated, Inc. accounted for approximately 10% of our net sales for both the three-months ended September 30, 2024 and 2023. Coca-Cola Consolidated, Inc. accounted for approximately 10% of our net sales for both the nine-months ended September 30, 2024 and 2023.

Reyes Holdings, LLC accounted for approximately 9% of our net sales for both the three-months ended September 30, 2024 and 2023. Reyes Holdings, LLC accounted for approximately 9% of our net sales for both the nine-months ended September 30, 2024 and 2023.

Results of Operations

The following table sets forth key statistics for the three-and nine-months ended September 30, 2024 and 2023.

	Three-Months Ended		Percentage	Nine-Months Ended		Percentage
(In thousands, except per share amounts)	September 30,		Change	September 30,		Change
	2024	2023	24 vs. 23	2024	2023	24 vs. 23
Net sales[1]	$1,880,973	$1,856,028	1.3%	$5,680,668	$5,409,919	5.0%
Cost of sales	881,174	872,265	1.0%	2,634,235	2,554,086	3.1%
Gross profit*[1]	999,799	983,763	1.6%	3,046,433	2,855,833	6.7%
Gross profit as a percentage of net sales	53.2%	53.0%		53.6%	52.8%

Operating expenses	519,883	473,236	9.9%	1,497,363	1,336,437	12.0%
Operating expenses as a percentage of net sales	27.6%	25.5%		26.4%	24.7%

Operating income[1]	479,916	510,527	(6.0)%	1,549,070	1,519,396	2.0%
Operating income as a percentage of net sales	25.5%	27.5%		27.3%	28.1%

Interest and other income (expense), net	(5,820)	71,357	(108.2)%	54,311	99,010	(45.1)%

Income before provision for income taxes[1]	474,096	581,884	(18.5)%	1,603,381	1,618,406	(0.9)%

Provision for income taxes	103,177	129,190	(20.1)%	365,044	354,397	3.0%

Income taxes as a percentage of income before taxes	21.8%	22.2%		22.8%	21.9%

Net income	$370,919	$452,694	(18.1)%	$1,238,337	$1,264,009	(2.0)%
Net income as a percentage of net sales	19.7%	24.4%		21.8%	23.4%

Net income per common share:
Basic	$0.38	$0.43	(12.1)%	$1.22	$1.21	1.0%
Diluted	$0.38	$0.43	(11.7)%	$1.21	$1.19	1.4%

Energy drink case sales (in thousands) (in 192‑ounce case equivalents)	219,409	203,087	8.0%	643,033	583,937	10.1%

1Includes $10.0 million for both the three-months ended September 30, 2024 and 2023, related to the recognition of deferred revenue. Includes $29.9 million and $30.0 million for the nine-months ended September 30, 2024 and 2023, respectively, related to the recognition of deferred revenue.

*Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses. We include out-bound freight and warehouse costs in operating expenses rather than in cost of sales.

Three-Months Ended September 30, 2024 Compared to the Three-Months Ended September 30, 2023.

Net Sales

Net sales were $1.88 billion for the three-months ended September 30, 2024, an increase of approximately $24.9 million, or 1.3% higher than net sales of $1.86 billion for the three-months ended September 30, 2023. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $62.8 million ($26.5 million related to Argentina) for the three-months ended September 30, 2024. Net sales on a foreign currency adjusted basis increased 4.7% (3.3% exclusive of Argentina’s impact) for the three-months ended September 30, 2024.

Net sales were $708.8 million for the three-months ended September 30, 2024, an increase of $21.7 million, or 3.2% higher than net sales of $687.1 million for the three-months ended September 30, 2023, in EMEA, Asia Pacific (including Oceania), Latin America and the Caribbean. Net changes in foreign currency exchange rates had an unfavorable impact on net sales to customers in EMEA, Asia Pacific (including Oceania), Latin America and the Caribbean of approximately $61.4 million ($26.5 million related to Argentina) for the three-months ended September 30, 2024. Net sales on a foreign currency adjusted basis in EMEA, Asia Pacific (including Oceania), Latin America and the Caribbean increased 12.1% (8.2% exclusive of Argentina’s impact) for the three-months ended September 30, 2024.

Net sales for the Monster Energy® Drinks segment were $1.72 billion for the three-months ended September 30, 2024, an increase of approximately $14.5 million, or 0.8% higher than net sales of $1.71 billion for the three-months ended September 30, 2023. Net changes in foreign currency exchange rates had an unfavorable impact on net sales for the Monster Energy® Drinks segment of approximately $52.8 million ($26.5 million related to Argentina) for the three-months ended September 30, 2024. Net sales for the Monster Energy® Drinks segment on a foreign currency adjusted basis increased 3.9% (2.4% exclusive of Argentina’s impact) for the three-months ended September 30, 2024.

Net sales for the Strategic Brands segment were $112.6 million for the three-months ended September 30, 2024, an increase of approximately $13.8 million, or 14.0% higher than net sales of $98.8 million for the three-months ended September 30, 2023. Net sales for the Strategic Brands segment increased primarily due to increased sales by volume of our Burn®, Predator® and Full Throttle® brand energy drinks. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $10.0 million for the Strategic Brands segment for the three-months ended September 30, 2024. Net sales for the Strategic Brands segment on a foreign currency adjusted basis increased 24.1% for the three-months ended September 30, 2024. Net sales of concentrates within the Strategic Brands segment tend to have more pronounced fluctuations from period to period as compared to net sales of our finished goods within the Monster Energy® Drinks segment primarily as a result of bottler production schedules.

Net sales for the Alcohol Brands segment were $39.8 million for the three-months ended September 30, 2024, a decrease of approximately $2.5 million, or 6.0% lower than net sales of $42.3 million for the three-months ended September 30, 2023. The decrease in net sales for the three-months ended September 30, 2024 was primarily due to decreased sales by volume of craft beers.

Net sales for the Other segment were $5.9 million for the three-months ended September 30, 2024, a decrease of approximately $0.8 million, or 11.5% lower than net sales of $6.7 million for the three-months ended September 30, 2023.

Case sales for our energy drink products, in 192-ounce case equivalents, were 219.4 million cases for the three-months ended September 30, 2024, an increase of approximately 16.3 million cases or 8.0% higher than case sales of 203.1 million cases for the three-months ended September 30, 2023. The overall average net sales per case for our energy drink products (excluding net sales of Alcohol Brands and Other segments) decreased to $8.36 for the three-months ended September 30, 2024, which was 6.0% lower than the average net sales per case of $8.90 for the three-months ended September 30, 2023. The decrease in overall average net sales per case for our energy drink products for the three-months ended September 30, 2024 compared to the three-months ended September 30, 2023 was primarily due to higher promotional allowances as a percentage of net sales as well as geographical/product sales mix.

Case sales for our craft beers, hard seltzers and FMBs, in 192-ounce equivalents, were 2.8 million cases for the three-months ended September 30, 2024, a decrease of approximately 0.2 million cases or 6.2% lower than case sales of 3.0 million cases for the three-months ended September 30, 2023. Barrel sales for our craft beers, hard seltzers and FMBs, in 31 U.S. gallon equivalents, were 0.14 million barrels for the three-months ended September 30, 2024, a decrease of approximately 0.01 million barrels or 6.2% lower than barrel sales of 0.15 million barrels for the three-months ended September 30, 2023.

Gross Profit

Gross profit was $999.8 million for the three-months ended September 30, 2024, an increase of approximately $16.0 million, or 1.6% higher than the gross profit of $983.8 million for the three-months ended September 30, 2023. Gross profit for the three-months ended September 30, 2024 was adversely impacted by an increase in inventory reserves due to excess inventory levels in the Alcohol Brands segment of $10.6 million (the “Alcohol Brands Inventory Reserves”). The increase in gross profit dollars was primarily the result of the $24.9 million increase in net sales, partially offset by the Alcohol Brands Inventory Reserves for the three-months ended September 30, 2024.

Gross profit as a percentage of net sales increased to 53.2% (53.7% exclusive of the Alcohol Brands Inventory Reserves) for the three-months ended September 30, 2024 from 53.0% for the three-months ended September 30, 2023. The increase in gross profit as a percentage of net sales for the three-months ended September 30, 2024 was primarily the result of lower input costs, the Pricing Actions, the Bang Inventory Step-Up (included in the comparative 2023 third quarter) and decreased freight-in costs, partially offset by higher promotional allowances as a percentage of net sales as well as the Alcohol Brands Inventory Reserves.

Operating Expenses

Total operating expenses were $519.9 million for the three-months ended September 30, 2024, an increase of approximately $46.6 million, or 9.9% higher than total operating expenses of $473.2 million for the three-months ended September 30, 2023.

The increase in operating expenses was primarily due to increased payroll expenses of $20.7 million ($9.6 million related to stock-based compensation), increased selling and marketing expenses of $18.9 million (primarily sponsorships and endorsements) and a $16.7 million provision in connection with an intellectual property claim brought by the descendants of Hubert Hansen in relation to the Company’s use of the Hubert Hansen name prior to the transaction with TCCC, which closed in 2015 (the “Hansen Expenses”). The increase in stock-based compensation was primarily related to estimated performance share unit vesting levels for our Section 16 officers. Operating expenses as a percentage of net sales for the three-months ended September 30, 2024 were 27.6% as compared to 25.5% for the three-months ended September 30, 2023. Operating expenses for the three-months ended September 30, 2023 included approximately $8.0 million of Bang Transaction Expenses.

Operating Income

Operating income was $479.9 million for the three-months ended September 30, 2024, a decrease of approximately $30.6 million, or 6.0% lower than operating income of $510.5 million for the three-months ended September 30, 2023. Operating income as a percentage of net sales decreased to 25.5% for the three-months ended September 30, 2024 from 27.5% for the three-months ended September 30, 2023.

Operating income was $135.3 million and $114.1 million for the three-months ended September 30, 2024 and 2023, respectively, for our operations in EMEA, Asia Pacific (including Oceania), Latin America and the Caribbean.

Operating income for the Monster Energy® Drinks segment, exclusive of corporate and unallocated expenses, was $601.7 million for the three-months ended September 30, 2024, a decrease of approximately $2.0 million, or 0.3% lower than operating income of $603.7 million for the three-months ended September 30, 2023. The decrease in operating income for the Monster Energy® Drinks segment was primarily the result of an increase in operating expenses in excess of an increase in net sales.

Operating income for the Strategic Brands segment, exclusive of corporate and unallocated expenses, was $60.1 million for the three-months ended September 30, 2024, an increase of approximately $7.4 million, or 14.0% higher than operating income of $52.7 million for the three-months ended September 30, 2023. The increase in operating income for the Strategic Brands segment was primarily the result of an increase in net sales.

Operating loss for the Alcohol Brands segment, exclusive of corporate and unallocated expenses, was $22.6 million for the three-months ended September 30, 2024, an increase of approximately $10.9 million, or 92.7% higher than the operating loss of $11.7 million for the three-months ended September 30, 2023. The increase in operating loss for the three-months ended September 30, 2024 was primarily due to the Alcohol Brands Inventory Reserves.

Operating income for the Other segment, exclusive of corporate and unallocated expenses, was $1.5 million for the three-months ended September 30, 2024, as compared to operating income of $1.3 million for the three-months ended September 30, 2023. The increase in operating income for the three-months ended September 30, 2024 was primarily the result of an increase in gross profit.

Interest and Other Income (Expense), net

Interest and other non-operating income (expense), net, was $(5.8) million for the three-months ended September 30, 2024, as compared to interest and other non-operating income (expense), net, of $71.4 million for the three-months ended September 30, 2023. Foreign currency transaction losses were $10.8 million and $13.2 million for the three-months ended September 30, 2024 and 2023, respectively. Interest income was $18.1 million and $39.3 million for the three-months ended September 30, 2024 and 2023, respectively. The decrease in interest income for the three-months ended September 30, 2024 was primarily related to lower short- and long-term investment balances as a result of treasury stock repurchases made in the second and third quarters of 2024. Interest expense was $12.5 million and $0.1 million for the three-months ended September 30, 2024 and 2023, respectively. Interest and other non-operating income (expense), net, for the three-months ended September 30, 2023 included the Bang Transaction Gain.

Provision for Income Taxes

Provision for income taxes was $103.2 million for the three-months ended September 30, 2024, a decrease of $26.0 million, or 20.1% lower than the provision for income taxes of $129.2 million for the three-months ended September 30, 2023. The effective combined federal, state and foreign tax rate decreased to 21.8% from 22.2% for the three-months ended September 30, 2024 and 2023, respectively. The decrease in the effective tax rate was primarily attributable to an increase in income in lower tax jurisdictions in the three-months ended September 30, 2024, as compared to the three-months ended September 30, 2023.

Net Income

Net income was $370.9 million for the three-months ended September 30, 2024, a decrease of $81.8 million, or 18.1% lower than net income of $452.7 million for the three-months ended September 30, 2023. The decrease in net income for the three-months ended September 30, 2024 was primarily due to the decrease in interest and other income (expense), net and the increase in operating expenses, which were partially offset by the increase in net sales and the decrease in provision for income taxes. The comparative 2023 third quarter included the Bang Transaction Gain, the Bang Inventory Step-Up and the Bang Transaction Expenses.

Nine-Months Ended September 30, 2024 Compared to the Nine-Months Ended September 30, 2023.

Net Sales

Net sales were $5.68 billion for the nine-months ended September 30, 2024, an increase of approximately $270.7 million, or 5.0% higher than net sales of $5.41 billion for the nine-months ended September 30, 2023. Net sales increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand, as well as due to the Pricing Actions. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $194.8 million ($110.9 million related to Argentina) for the nine-months ended September 30, 2024. Net sales on a foreign currency adjusted basis increased 8.6% (6.6% exclusive of Argentina’s impact) for the nine-months ended September 30, 2024.

Net sales were $2.10 billion for the nine-months ended September 30, 2024, an increase of $163.0 million, or 8.4% higher than net sales of $1.94 billion for the nine-months ended September 30, 2023, in EMEA, Asia Pacific (including Oceania), Latin America and the Caribbean. Net changes in foreign currency exchange rates had an unfavorable impact on net sales to customers in EMEA, Asia Pacific (including Oceania), Latin America and the Caribbean of approximately $193.2 million ($110.9 million related to Argentina) for the nine-months ended September 30, 2024. Net sales on a foreign currency adjusted basis in EMEA, Asia Pacific (including Oceania), Latin America and the Caribbean increased 18.4% (12.6% exclusive of Argentina’s impact) for the nine-months ended September 30, 2024.

Net sales for the Monster Energy® Drinks segment were $5.19 billion for the nine-months ended September 30, 2024, an increase of approximately $237.8 million, or 4.8% higher than net sales of $4.96 billion for the nine-months ended September 30, 2023. Net sales for the Monster Energy® Drinks segment increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand as well as due to the Pricing Actions. Net changes in foreign currency exchange rates had an unfavorable impact on net sales for the Monster Energy® Drinks segment of approximately $161.0 million ($110.9 million related to Argentina) for the nine-months ended September 30, 2024. Net sales for the Monster Energy® Drinks segment on a foreign currency adjusted basis increased 8.0% (5.8% exclusive of Argentina’s impact) for the nine-months ended September 30, 2024.

Net sales for the Strategic Brands segment were $330.2 million for the nine-months ended September 30, 2024, an increase of approximately $45.4 million, or 15.9% higher than net sales of $284.8 million for the nine-months ended September 30, 2023. Net sales for the Strategic Brands segment increased primarily due to increased sales by volume of our Burn®, NOS®, Predator® and Fury® brand energy drinks. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $33.8 million for the Strategic Brands segment for the nine-months ended September 30, 2024. Net sales for the Strategic Brands segment on a foreign currency adjusted basis increased 27.8% for the nine-months ended September 30, 2024. Net sales of concentrates within the Strategic Brands segment tend to have more pronounced fluctuations from period to period as compared to net sales of our finished goods within the Monster Energy® Drinks segment primarily as a result of bottler production schedules.

Net sales for the Alcohol Brands segment were $137.4 million for the nine-months ended September 30, 2024, a decrease of approximately $12.3 million, or 8.2% lower than net sales of $149.7 million for the nine-months ended September 30, 2023. The decrease in net sales for the nine-months ended September 30, 2024 was primarily due to decreased sales by volume of craft beers.

Net sales for the Other segment were $18.5 million for the nine-months ended September 30, 2024, a decrease of approximately $0.2 million, or 0.8% lower than net sales of $18.6 million for the nine-months ended September 30, 2023.

Case sales for our energy drink products, in 192-ounce case equivalents, were 643.0 million cases for the nine-months ended September 30, 2024, an increase of approximately 59.1 million cases or 10.1% higher than case sales of 583.9 million cases for the nine-months ended September 30, 2023. The overall average net sales per case for our energy drink products (excluding net sales of Alcohol Brands and Other segments) decreased to $8.59 for the nine-months ended September 30, 2024, which was 4.3% lower than the average net sales per case of $8.98 for the nine-months ended September 30, 2023. The decrease in overall average net sales per case for our energy drink products for the nine-months ended September 30, 2024 compared to the nine-months ended September 30, 2023 was primarily due to higher promotional allowances as a percentage of net sales as well as geographical/product sales mix.

Case sales for our craft beers, hard seltzers and FMBs, in 192-ounce equivalents, were 10.0 million cases for the nine-months ended September 30, 2024, a decrease of approximately 0.6 million cases or 5.8% lower than case sales of 10.6 million cases for the nine-months ended September 30, 2023. Barrel sales for our craft beers, hard seltzers and FMBs, in 31 U.S. gallon equivalents, were 0.48 million barrels for the nine-months ended September 30, 2024, a decrease of approximately 0.03 million barrels or 5.8% lower than barrel sales of 0.51 million barrels for the nine-months ended September 30, 2023.

Gross Profit

Gross profit was $3.05 billion for the nine-months ended September 30, 2024, an increase of approximately $190.6 million, or 6.7% higher than the gross profit of $2.86 billion for the nine-months ended September 30, 2023. The increase in gross profit dollars was primarily the result of the $270.7 million increase in net sales for the nine-months ended September 30, 2024.

Gross profit as a percentage of net sales increased to 53.6% for the nine-months ended September 30, 2024 from 52.8% for the nine-months ended September 30, 2023. The increase in gross profit as a percentage of net sales for the nine-months ended September 30, 2024 was primarily the result of the Pricing Actions, decreased freight-in costs and lower aluminum can costs, partially offset by higher promotional allowances as a percentage of net sales as well as production inefficiencies.

Operating Expenses

Total operating expenses were $1.50 billion for the nine-months ended September 30, 2024, an increase of approximately $160.9 million, or 12.0% higher than total operating expenses of $1.34 billion for the nine-months ended September 30, 2023.

The increase in operating expenses was primarily due to increased selling and marketing expenses of $63.9 million (primarily sponsorships and endorsements), increased payroll expenses of $55.3 million, increased distribution expenses (including storage and warehouse) of $20.5 million and the Hansen Expenses of $16.7 million. Operating expenses as a percentage of net sales for the nine-months ended September 30, 2024 were 26.4% as compared to 24.7% for the nine-months ended September 30, 2023. Operating expenses for the nine-months ended September 30, 2023, included approximately $15.1 million of Bang Transaction Expenses.

Operating Income

Operating income was $1.55 billion for the nine-months ended September 30, 2024, an increase of approximately $29.7 million, or 2.0% higher than operating income of $1.52 billion for the nine-months ended September 30, 2023. The increase in operating income was primarily the result of an increase in net sales, as well as an increase in gross profit as a percentage of net sales, partially offset by an increase in operating expenses. Operating income as a percentage of net sales decreased to 27.3% for the nine-months ended September 30, 2024 from 28.1% for the nine-months ended September 30, 2023.

Operating income was $419.0 million and $322.0 million for the nine-months ended September 30, 2024 and 2023, respectively, for our operations in EMEA, Asia Pacific (including Oceania), Latin America and the Caribbean.

Operating income for the Monster Energy® Drinks segment, exclusive of corporate and unallocated expenses, was $1.84 billion for the nine-months ended September 30, 2024, an increase of approximately $79.7 million, or 4.5% higher than operating income of $1.76 billion for the nine-months ended September 30, 2023. The increase in operating income for the Monster Energy® Drinks segment was primarily the result of an increase in net sales as well as an increase in gross profit as a percentage of net sales.

Operating income for the Strategic Brands segment, exclusive of corporate and unallocated expenses, was $183.8 million for the nine-months ended September 30, 2024, an increase of approximately $24.1 million, or 15.1% higher than operating income of $159.6 million for the nine-months ended September 30, 2023. The increase in operating income for the Strategic Brands segment was primarily the result of an increase in net sales.

Operating loss for the Alcohol Brands segment, exclusive of corporate and unallocated expenses, was $51.2 million for the nine-months ended September 30, 2024, an increase of approximately $26.0 million, or 103.2% higher than operating loss of $25.2 million for the nine-months ended September 30, 2023. The operating loss for the nine-months ended September 30, 2024 was primarily due to the decrease in net sales and the Alcohol Brands Inventory Reserves.

Operating income for the Other segment, exclusive of corporate and unallocated expenses, was $3.9 million for the nine-months ended September 30, 2024, as compared to operating income of $2.7 million for the nine-months ended September 30, 2023. The increase in operating income for the nine-months ended September 30, 2024 was primarily the result of a decrease in operating expenses.

Interest and Other Income (Expense), net

Interest and other non-operating income (expense), net, was $54.3 million for the nine-months ended September 30, 2024, as compared to interest and other non-operating income (expense), net, of $99.0 million for the nine-months ended September 30, 2023. Foreign currency transaction losses were $24.7 million and $38.6 million for the nine-months ended September 30, 2024 and 2023, respectively. Interest income was $97.5 million and $92.1 million for the nine-months ended September 30, 2024 and 2023, respectively. Interest expense was $17.5 million and $0.4 million for the nine-months ended September 30, 2024 and 2023, respectively. Interest and other non-operating income (expense), net, for the nine-months ended September 30, 2023 included the Bang Transaction Gain.

Provision for Income Taxes

Provision for income taxes was $365.0 million for the nine-months ended September 30, 2024, an increase of $10.6 million, or 3.0% higher than the provision for income taxes of $354.4 million for the nine-months ended September 30, 2023. The effective combined federal, state and foreign tax rate increased to 22.8% from 21.9% for the nine-months ended September 30, 2024 and 2023, respectively. The increase in the effective tax rate was primarily attributable to a decrease in the stock-based compensation deduction in the nine-months ended September 30, 2024, as compared to the nine-months ended September 30, 2023.

Net Income

Net income was $1.24 billion for the nine-months ended September 30, 2024, a decrease of $25.7 million, or 2.0% lower than net income of $1.26 billion for the nine-months ended September 30, 2023. The decrease in net income for the nine-months ended September 30, 2024 was primarily due to the increase in operating expenses and the decrease in interest and other income (expense), net, which were partially offset by the increase in net sales and in the increase in gross profit as a percentage of net sales.

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

Non-GAAP Financial Measures and Other Key Metrics

Gross Billings**

Three-Months Ended September 30, 2024 Compared to the Three-Months Ended September 30, 2023.

Gross billings were $2.21 billion for the three-months ended September 30, 2024, an increase of approximately $60.2 million, or 2.8% higher than gross billings of $2.15 billion for the three-months ended September 30, 2023. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings of approximately $65.2 million ($26.8 million related to Argentina) for the three-months ended September 30, 2024. Gross billings on a foreign currency adjusted basis increased 5.8% (4.6% exclusive of Argentina’s impact) for the three-months ended September 30, 2024.

Gross billings for the Monster Energy® Drinks segment were $2.03 billion for the three-months ended September 30, 2024, an increase of approximately $47.2 million, or 2.4% higher than gross billings of $1.99 billion for the three-months ended September 30, 2023. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings for the Monster Energy® Drinks segment of approximately $55.2 million ($26.8 million related to Argentina) for the three-months ended September 30, 2024. Gross billings for the Monster Energy® Drinks segment on a foreign currency adjusted basis increased 5.2% (3.8% exclusive of Argentina’s impact) for the three-months ended September 30, 2024.

Gross billings for the Strategic Brands segment were $128.5 million for the three-months ended September 30, 2024, an increase of $15.9 million, or 14.2% higher than gross billings of $112.5 million for the three-months ended September 30, 2023. Gross billings for the Strategic Brands segment increased primarily due to increased sales by volume of our Burn® and Predator® brand energy drinks. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings in the Strategic Brands segment of approximately $10.0 million for the three-months ended September 30, 2024. Gross billings for the Strategic Brands segment on a foreign currency adjusted basis increased 23.1% for the three-months ended September 30, 2024.

Gross billings for the Alcohol Brands segment were $40.8 million for the three-months ended September 30, 2024, a decrease of approximately $2.3 million, or 5.3% lower than gross billings of $43.1 million for the three-months ended September 30, 2023.  The decrease in gross billings for the three-months ended September 30, 2024 was primarily due to decreased sales by volume of craft beers.

Gross billings for the Other segment were $6.0 million for the three-months ended September 30, 2024, a decrease of $0.7 million, or 9.8% lower than gross billings of $6.7 million for the three-months ended September 30, 2023.

Promotional allowances, commissions and other expenses, as described in the footnote below, were $338.1 million for the three-months ended September 30, 2024, an increase of $35.2 million, or 11.6% higher than promotional allowances, commissions and other expenses of $302.8 million for the three-months ended September 30, 2023. Promotional allowances, commissions and other expenses as a percentage of gross billings increased to 15.3% from 14.1% for the three-months ended September 30, 2024 and 2023, respectively.

Nine-Months Ended September 30, 2024 Compared to the Nine-Months Ended September 30, 2023.

Gross billings were $6.62 billion for the nine-months ended September 30, 2024, an increase of approximately $370.1 million, or 5.9% higher than gross billings of $6.25 billion for the nine-months ended September 30, 2023. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings of approximately $196.6 million ($111.2 million related to Argentina) for the nine-months ended September 30, 2024. Gross billings on a foreign currency adjusted basis increased 9.1% (7.3% exclusive of Argentina’s impact) for the nine-months ended September 30, 2024.

Gross billings for the Monster Energy® Drinks segment were $6.08 billion for the nine-months ended September 30, 2024, an increase of approximately $330.3 million, or 5.7% higher than gross billings of $5.75 billion for the nine-months ended September 30, 2023. Gross billings for the Monster Energy® Drinks segment increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand as well as due to the Pricing Actions. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings for the Monster Energy® Drinks segment of approximately $162.8 million ($111.2 million related to Argentina) for the nine-months ended September 30, 2024. Gross billings for the Monster Energy® Drinks segment on a foreign currency adjusted basis increased 8.6% (6.6% exclusive of Argentina’s impact) for the nine-months ended September 30, 2024.

Gross billings for the Strategic Brands segment were $374.1 million for the nine-months ended September 30, 2024, an increase of $51.3 million, or 15.9% higher than gross billings of $322.8 million for the nine-months ended September 30, 2023. Gross billings for the Strategic Brands segment increased primarily due to increased sales by volume of our Burn®, NOS®, Predator® and Fury® brand energy drinks. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings in the Strategic Brands segment of approximately $33.8 million for the nine-months ended September 30, 2024. Gross billings for the Strategic Brands segment on a foreign currency adjusted basis increased 26.4% for the nine-months ended September 30, 2024.

Gross billings for the Alcohol Brands segment were $140.8 million for the nine-months ended September 30, 2024, a decrease of approximately $11.5 million, or 7.6% lower than gross billings of $152.3 million for the nine-months ended September 30, 2023. The decrease in gross billings for the nine-months ended September 30, 2024 was primarily due to decreased sales by volume of craft beers.

Gross billings for the Other segment were $18.7 million for the nine-months ended September 30, 2024, an increase of $0.1 million, or 0.3% higher than gross billings of $18.6 million for the nine-months ended September 30, 2023.

Promotional allowances, commissions and other expenses, as described in the footnote below, were $965.3 million for the nine-months ended September 30, 2024, an increase of $99.3 million, or 11.5% higher than promotional allowances, commissions and other expenses of $866.0 million for the nine-months ended September 30, 2023. Promotional allowances, commissions and other expenses as a percentage of gross billings increased to 14.6% from 13.9% for the nine-months ended September 30, 2024 and 2023, respectively.

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

The following table reconciles the non-GAAP financial measure of gross billings with the most directly comparable GAAP financial measure of net sales:

	Three-Months Ended		Percentage	Nine-Months Ended		Percentage
(In thousands)	September 30,		Change	September 30,		Change
	2024	2023	24 vs. 23	2024	2023	24 vs. 23
Gross Billings	$2,209,023	$2,148,834	2.8%	$6,616,108	$6,245,968	5.9%
Deferred Revenue	10,044	10,043	0.0%	29,897	29,974	(0.3)%
Less: Promotional allowances, commissions and other expenses***	338,094	302,849	11.6%	965,337	866,023	11.5%
Net Sales	$1,880,973	$1,856,028	1.3%	$5,680,668	$5,409,919	5.0%

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

Sales

The table below discloses selected quarterly data regarding sales for the three- and nine-months ended September 30, 2024 and 2023, respectively. Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

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

	Three-Months Ended		Nine-Months Ended
(In thousands, except average net sales per case)	September 30,		September 30,
	2024	2023	2024	2023
Net sales	$1,880,973	$1,856,028	$5,680,668	$5,409,919
Less: Alcohol Brands segment sales	(39,784)	(42,326)	(137,417)	(149,692)
Less: Other segment sales	(5,930)	(6,698)	(18,467)	(18,620)
Adjusted net sales[1]	$1,835,259	$1,807,004	$5,524,784	$5,241,607

Case sales by segment:[1]
Monster Energy® Drinks	172,587	165,504	507,970	479,964
Strategic Brands	46,822	37,584	135,063	103,973
Total case sales	219,409	203,088	643,033	583,937
Average net sales per case - Energy Drinks	$8.36	$8.90	$8.59	$8.98

1Excludes Alcohol Brands segment and Other segment net sales.

Net changes in foreign currency exchange rates had an unfavorable impact on the overall average net sales per case for the three- and nine-months ended September 30, 2024.

The following represents case sales for our craft beers, hard seltzers and FMBs, in 192-ounce equivalents:

	Three-Months Ended		Nine-Months Ended
(In thousands, except average net sales per case)	September 30,		September 30,
	2024	2023	2024	2023
Alcohol Brands segment net sales	$39,784	$42,326	$137,417	$149,692
Case sales	2,845	3,034	9,967	10,581
Average net sales per case - Alcohol Brands	$13.98	$13.95	$13.79	$14.15

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” for additional information related to net sales.

Liquidity and Capital Resources

Cash and cash equivalents. At September 30, 2024, we had $1.63 billion in cash and cash equivalents.  Of our $1.63 billion of cash and cash equivalents held at September 30, 2024, $1.12 billion was held by our foreign subsidiaries.

Long-term debt. In May 2024, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders, which provides for senior unsecured credit facilities in an aggregate principal amount of $1.50 billion (collectively, the “Credit Facilities”). The Credit Facilities consist of a $750.0 million term loan (the “Term Loan”) and up to $750.0 million in multicurrency revolving loan commitments (the “Revolving Credit Facility”). The Term Loan matures May 2027 and the Revolving Credit Facility matures May 2029. Borrowings under the Credit Facilities may be repaid at any time during the term of the Credit Facilities and, in the case of the Revolving Credit Facility, may be reborrowed prior to the maturity date. As of September 30, 2024, the Revolving Credit Facility had remaining availability of $750.0 million.

We believe that cash available from operations, including our cash resources and access to credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development requirements, purchases of capital assets, purchases of equipment, purchases of real property and purchases of shares of our common stock, through at least the next 12 months. Based on our current plans, at this time we estimate that capital expenditures (exclusive of common stock repurchases) are likely to be less than $500.0 million through September 30, 2025. However, future business opportunities may cause a change in this estimate.

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

The following summarizes our cash flows for the nine-months ended September 30, 2024 and 2023 (in thousands):

Net cash provided by (used in):
	2024	2023
Operating activities	$1,466,832	$1,283,426
Investing activities	$843,018	$(360,023)
Financing activities	$(2,967,704)	$(433,793)

Cash flows provided by operating activities. Cash provided by operating activities was $1.47 billion for the nine-months ended September 30, 2024, as compared with cash provided by operating activities of $1.28 billion for the nine-months ended September 30, 2023.

For the nine-months ended September 30, 2024, cash provided by operating activities was primarily attributable to net income earned of $1.24 billion and adjustments for certain non-cash expenses, consisting primarily of $69.6 million of depreciation and amortization and non-cash lease expense and $68.8 million of stock-based compensation. For the nine-months ended September 30, 2024, cash provided by operating activities also increased due to a $197.1 million decrease in inventories, a $46.7 million increase in accrued liabilities, a $31.5 million increase in accrued promotional allowances and a $4.2 million increase in income taxes payable. For the nine-months ended September 30, 2024, cash used in operating activities was primarily attributable to a $106.4 million increase in accounts receivable, a $39.7 million increase in prepaid income taxes, a $14.3 million decrease in accounts payable, a $12.7 million decrease in deferred revenue, a $6.0 million decrease in accrued compensation, a $5.9 million increase in prepaid expenses and other assets and a $2.4 million decrease in other liabilities.

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

Cash flows provided by (used in) investing activities. Cash provided by investing activities was $843.0 million for the nine-months ended September 30, 2024, as compared to cash used in investing activities of $360.0 million for the nine-months ended September 30, 2023.

For both the nine-months ended September 30, 2024 and 2023, cash provided by investing activities was primarily attributable to sales of available-for-sale investments. For both the nine-months ended September 30, 2024 and 2023, cash used in investing activities was primarily attributable to purchases of available-for-sale investments. For the nine-months ended September 30, 2023, cash used in investing activities included $363.4 million related to the acquisition of the Bang Energy® business. To a lesser extent, for both the nine-months ended September 30, 2024 and 2023, cash used in investing activities also included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software, equipment used for sales and administrative activities, certain leasehold improvements, as well as acquisitions of and/or construction of and/or improvements to real property. We expect to continue to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, leasehold improvements, the acquisition of capital equipment (specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products) to develop our brand in international markets and for other corporate purposes. From time to time, we may also use cash to purchase additional real property related to our beverage business and/or acquire compatible businesses.

Cash flows used in financing activities. Cash used in financing activities was $2.97 billion for the nine-months ended September 30, 2024, as compared to cash used in financing activities of $433.8 million for the nine-months ended September 30, 2023. The cash used in financing activities for both the nine-months ended September 30, 2024 and 2023 was primarily the result of the repurchases of our common stock. The cash provided by financing activities for the nine-months ended September 30, 2024 was primarily attributable to borrowings under the Credit Facilities and, to a lesser extent, the issuance of our common stock under our stock-based compensation plans. The cash provided by financing activities for the nine-months ended September 30, 2023 was primarily attributable to the issuance of our common stock under our stock-based compensation plans.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of September 30, 2024:

	Payments due by period (in thousands)
		Less than	1‑3	3‑5	More than
Obligations	Total	1 year	years	years	5 years
Contractual Obligations[1]	$400,579	$299,956	$88,133	$11,168	$1,322
Finance Leases	2,797	2,750	27	20	—
Operating Leases	65,179	13,624	21,868	16,277	13,410
Credit Facilities	750,000	—	—	750,000	—
Purchase Commitments[2]	238,089	193,428	44,645	16	—
	$1,456,644	$509,758	$154,673	$777,481	$14,732

1Contractual obligations include our obligations related to sponsorships and other commitments.

2Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms but are generally satisfied within one year.

In addition, approximately $3.7 million of unrecognized tax benefits have been recorded as liabilities as of September 30, 2024. It is expected that the amount of unrecognized tax benefits will not significantly change within the next 12 months. As of September 30, 2024, we had $0.9 million of accrued interest and penalties related to unrecognized tax benefits.

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

Inflation

Inflation had an impact on our results of operations for the three- and nine-months ended September 30, 2024 primarily due to inflation related local currency price increases in certain international markets.

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

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside our control and involve a number of risks, uncertainties and other factors, that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

●	Our ability to achieve profitability within our Alcohol Brands segment;
●	Our ability to successfully integrate the Bang Energy® business and recognize the anticipated benefits of the transaction;
●	Our ability to consolidate operations and/or rationalize brands acquired from Monster Brewing Company;
●	Our ability to absorb, mitigate or pass on cost increases to our bottlers/distributors and/or customers and/or consumers;
●	The impact of rising costs, interest rates, and inflation on the discretionary income of our consumers;
●	Uncertainties associated with an economic slowdown or recession that could negatively impact the financial condition of our customers and could result in a reduced demand for our products;
●	The impact of military conflicts, including supply chain disruptions, volatility in commodity and energy prices, increased economic uncertainty and escalating geopolitical tensions;
●	Fluctuations in growth and/or growth rates (positive or negative) of the domestic and international energy drink categories generally, including in the convenience and gas channel (which is our largest channel) and the impact on demand for our products resulting from deteriorating economic conditions and/or financial uncertainties including a slowdown in consumer spending generally or reduced demand for consumer goods;

●	Lack of anticipated demand for our products in domestic and/or international markets;
●	Our ability to sustain the current level of sales of and/or achieve growth for our Monster Energy®, Reign Total Body Fuel®, Reign Storm®, Bang Energy® and NOS® brand energy drinks and/or our other products, including our Strategic Brands and Alcohol Brands;
●	The impact of temporary or permanent facility closures, production slowdowns and disruptions in operations experienced by our manufacturing facilities, our suppliers, bottlers/distributors, co-packers, and/or breweries, including any material disruptions on the production and distribution of our products;
●	Disruption to our and/or our co-packers’ manufacturing facilities and operations due to severe weather, natural disasters, climate change, labor-related issues, production difficulties, capacity limitations, cybersecurity incidents or other causes, which could impair our ability to produce or deliver finished products, resulting in a negative impact on our operating results;
●	Our ability to modify our manufacturing facilities to comply with safety, health, environmental, and other regulations;
●	The consolidation of co-packers leading us to increasingly rely on fewer co-packing groups, certain of which account for a large percentage of our co-packing capacity for our Monster Energy® drinks;
●	The impact of logistical issues and delays, including shortages of shipping containers and port of entry congestion;
●	We have extensive commercial arrangements with TCCC and, as a result, our future performance is substantially dependent on the success of our relationship with TCCC;
●	The consequence of TCCC’s bottlers/distributors distributing Coca-Cola brand energy drinks, possible reductions in the number of our SKUs carried by such bottlers/distributors and/or such bottlers/distributors imposing limitations on distributing new product SKUs;
●	The effect of TCCC being one of our significant stockholders and the potential divergence of TCCC’s interests from those of our other stockholders;
●	Our ability to maintain relationships with TCCC system bottlers/distributors and manage their ongoing commitment to focus on our non-alcohol products;
●	Disruptions in distribution channels and/or declines in sales due to the termination and/or insolvency of existing and/or new domestic and/or international bottlers/distributors;
●	Fluctuations in our inventory levels or those of our bottlers/distributors, planned or otherwise, and the resultant impact on our revenues;
●	Unfavorable regulations, including taxation, age restrictions imposed on the sale, purchase, or consumption of our products, marketing restrictions, product registration requirements, tariffs, trade restrictions, container size limitations and/or ingredient restrictions;
●	The effect of inquiries from, and/or actions by, state attorneys general, the Federal Trade Commission (the “FTC”), the Food and Drug Administration (the “FDA”), the Bureau of Alcohol, Tobacco, Firearms and Explosives (the “ATF”), municipalities, city attorneys, other government agencies, quasi-government agencies, government officials (including members of the U.S. Congress) and/or analogous central and local agencies and other authorities in the foreign countries in which our products are manufactured and/or distributed into the advertising, marketing, promotion, ingredients, sale and/or consumption of our products, including voluntary and/or required changes to our business practices;
●	Our ability to comply with laws, regulations and evolving industry standards regarding consumer privacy and data use and security, including, but not limited to, with respect to the General Data Protection Regulation and the California Consumer Privacy Act of 2018;
●	Our ability to achieve profitability and/or repatriate cash from certain of our operations outside the United States;
●	Our ability to manage legal and regulatory requirements in foreign jurisdictions, potential difficulties in staffing and managing foreign operations and potentially higher incidence of fraud or corruption and credit risk of foreign customers and/or bottlers/distributors;
●	Changes in U.S. tax laws as a result of any legislation proposed by the U.S. Presidential Administration or U.S. Congress, which may include efforts to change or repeal the 2017 Tax Cuts and Jobs Act and the federal corporate income tax rate reduction;
●	Our ability to produce our products in international markets in which they are sold, thereby reducing freight costs and/or product damages;
●	Our ability to effectively manage our inventories and/or our accounts receivables;

●	Our foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities denominated in currencies other than the U.S. dollar, which will continue to increase as foreign sales increase;
●	Changes in accounting standards may affect our reported profitability;
●	Implications of the Organization for Economic Cooperation and Development’s base erosion and profit shifting project;
●	Any proceedings that may be brought against us by the U.S. Securities and Exchange Commission (the “SEC”), the FDA, the FTC, the ATF or other governmental or quasi-governmental agencies or bodies;
●	The outcome and/or possibility of future shareholder derivative actions or shareholder securities litigation that may be filed against us and/or against certain of our officers and directors, and the possibility of other private shareholder litigation;
●	The outcome of product liability or consumer fraud litigation and/or class action litigation (or its analog in foreign jurisdictions) regarding the safety of our products and/or the ingredients in our products and/or claims made in connection with our products and/or alleging false advertising, marketing and/or promotion, and the possibility of future product liability and/or class action lawsuits;
●	Exposure to significant liabilities due to litigation, legal or regulatory proceedings, including litigation directed at the energy and alcohol beverage industries generally or at the Company in particular;
●	Intellectual property injunctions;
●	Unfavorable resolution of possible tax matters;
●	Uncertainty and volatility in the domestic and global economies, including risk of counterparty default or failure;
●	Our ability to address any significant deficiencies or material weakness in our internal controls over financial reporting;
●	Our ability to continue to generate sufficient cash flows to support our expansion plans and general operating activities;
●	The sufficiency of our existing capital resources and credit facilities;
●	Our anticipated use of our existing cash resources and our ability to obtain additional financing in the future;
●	Decreased demand for our products resulting from changes in consumer preferences, including, but not limited to: changes in demand for different packages, sizes and configurations; changes due to perceived health concerns such as obesity, ingredients in our products or packaging, and alcohol abuse; changes due to product safety concerns; and/or changes due to decreased consumer discretionary spending power;
●	Adverse publicity surrounding obesity, alcohol consumption, and other health concerns related to our products, product safety and quality, water usage, environmental impact and sustainability, human rights, our culture, workforce and labor and workplace laws;
●	Our ability to meet or comply with sustainability-related expectations, standards, and regulations, including rules adopted by the SEC, laws implemented by the California legislature, and directives adopted by the European Commission;
●	Changes in demand that are weather or season related and/or for other reasons, including changes in product category and/or package consumption;
●	Changes in cost and availability of certain key ingredients including aluminum cans, as well as disruptions to the supply chain, as a result of climate change and poor or extreme weather conditions;
●	The impact of unstable political conditions, civil unrest, large scale terrorist acts, the outbreak or escalation of armed hostilities, major natural disasters and extreme weather conditions, widespread outbreaks of infectious diseases (such as the COVID-19 pandemic), or unforeseen economic and political changes and local or international catastrophic events;
●	The impact on our business of competitive products and pricing pressures and our ability to increase or maintain our market share as a result of actions by competitors, including unsubstantiated and/or misleading claims, false advertising claims and tortious interference, as well as competitors selling misbranded products;
●	The impact on our business of trademark and trade dress infringement proceedings brought against us relating to any of our brands, which could result in an injunction barring us from selling certain of our products and/or require changes to be made to our current trade dress;
●	Our ability to implement and/or maintain price increases, including through reductions in promotional allowances;
●	An inability to achieve volume growth through product and packaging initiatives;
●	Our ability to implement our growth strategy, including expanding our business in existing and new sectors, such as the alcohol beverage sector;
●	The inherent operational risks presented by the alcohol beverage industry that may not be adequately covered by insurance or lead to litigation relating to alcohol marketing, advertising, or distribution practices, alcohol abuse problems and other health consequences arising from excessive consumption of or other misuse of alcohol, including death;

●	Our inability to transition distribution agreements in our Alcohol Brands segment and/or the impact of higher costs to change distributors for our alcohol beverages;
●	The impact of criticism of our products and/or the energy drink and/or alcohol beverage markets generally and/or legislation enacted (whether as a result of such criticism or otherwise) that restricts the marketing or sale of energy drinks and/or alcohol beverages (including prohibiting the sale of energy and/or alcohol drinks at certain establishments or pursuant to certain governmental programs), limits caffeine or alcohol content in beverages, requires certain product labeling disclosures and/or warnings, imposes excise and/or sales taxes, limits product sizes and/or imposes age restrictions for the sale of energy and/or alcohol drinks;
●	Our ability to comply with and/or resulting lower consumer demand and/or lower profit margins for energy drinks and/or alcohol beverages due to proposed and/or future U.S. federal, state and local laws and regulations and/or proposed or existing laws and regulations in certain foreign jurisdictions and/or any changes therein, including changes in taxation requirements (including tax rate changes, new tax laws, new and/or increased excise, sales and/or other taxes on our products and revised tax law interpretations) and environmental laws, as well as the Federal Food, Drug, and Cosmetic Act and regulations or rules made thereunder or in connection therewith by the FDA. In addition, our business may be adversely impacted by changes in other food, drug or similar laws in the United States and internationally as well as laws and regulations or rules made or enforced by the ATF and/or the FTC or their foreign counterparts;
●	Disruptions in the timely import or export of our products and/or ingredients including flavors, flavor ingredients and supplement ingredients due to port congestion, strikes and related labor issues or otherwise;
●	Our ability to satisfy all criteria set forth in any model energy and/or alcohol drink guidelines, including, without limitation, those adopted by the American Beverage Association, of which we are a member, and/or any international beverage associations and the impact that our failure to satisfy such guidelines may have on our business;
●	The effect of unfavorable or adverse public relations, press, articles, comments and/or media attention;
●	Changes in the cost, quality and availability of containers, packaging materials, aluminum cans or kegs, the Midwest and other premiums, raw materials, including flavors and flavor ingredients, and other ingredients and juice concentrates, co-packing fees, and our ability to obtain and/or maintain favorable supply arrangements and relationships and procure timely and/or sufficient production of all or any of our products to meet customer demand;
●	Any shortages that may be experienced in the procurement of containers and/or other raw materials including, without limitation, water, flavors, flavor ingredients, supplement ingredients, aluminum cans generally, to a limited extent PET containers, 24-ounce aluminum cap cans, 19.2-ounce cans and 550ml BRE aluminum cans with resealable ends;
●	Our ability to access, secure and purify sufficient supplies of quality water;
●	Limitations in procuring sufficient quantities of aluminum cans;
●	In order to secure sufficient quantities of aluminum cans and sufficient co-packing availability in the future, we may be required to commit to minimum purchase volumes and/or minimum co-packing volumes. In the event that we over-estimate future demand for our products and therefore may not purchase such minimum quantities in full, or utilize such minimum co-packing volumes in full, we may incur claims and/or costs or losses in respect of such shortfalls;
●	The impact on our cost of sales of corporate activity among the limited number of suppliers from whom we purchase certain raw materials;
●	Our ability to pass on to our customers all or a portion of any increases in the costs of raw materials, ingredients, commodities and/or other cost inputs affecting our business;
●	Our ability to penetrate new domestic and/or international markets and/or gain approval or mitigate the delay in securing approval for the sale of our products in various countries;
●	The effectiveness of sales and/or marketing efforts by us and/or by the bottlers/distributors of our products, most of whom distribute products that may be regarded as competitive with our products;
●	Unilateral decisions by bottlers/distributors, buying groups, convenience and gas chains, grocery chains, mass merchandisers, specialty chain stores, e-commerce retailers, e-commerce websites, club stores and other customers to discontinue carrying all or any of our products that they are carrying at any time, restrict the range of our products they carry, impose restrictions or limitations on the sale of our products and/or the sizes of containers of our products and/or devote less resources to the sale of our products;
●	The impact of certain activities by competitors and others to persuade regulators and/or retailers and/or customers in certain countries to reduce the permitted or maximum container sizes for our products from those currently being sold and marketed by us;

●	The impact of possible trading disputes between our bottler/distributors and their customers and/or one or more buying groups which may result in the delisting of certain of our products, temporarily or otherwise;
●	The effects of retailer consolidation on our business and our ability to successfully adapt to the rapidly changing retail landscape, including, but not limited to, competition from new entrants, consolidations by competitors and retailers, and other competitive activities;
●	Our ability to adapt to the changing retail landscape with the rapid growth in e-commerce retailers;
●	The effects of bottler/distributor consolidation on our business;
●	The costs and/or effectiveness, now or in the future, of our sponsorships and endorsements, marketing and promotional strategies;
●	The success of our sports marketing, social media and other general marketing endeavors both domestically and internationally;
●	Possible product recalls and/or reformulations of certain of our products and/or market withdrawals of certain of our products due to defective packaging and/or non-compliant formulas or production in one or more jurisdictions;
●	The failure of our bottlers and/or co-packers to manufacture our products on a timely basis or at all;
●	Our ability to make suitable arrangements and/or procure sufficient capacity for the co-packing of any of our products both domestically and internationally, the timely replacement of discontinued co-packing arrangements and/or limitations on co-packing availability, including for retort production;
●	Our ability to make suitable arrangements for the timely procurement of non-defective raw materials;
●	Our inability to protect and/or the loss of our intellectual property rights and/or our inability to use our trademarks, trade names or designs and/or trade dress in certain countries;
●	Volatility of stock prices which may restrict stock sales, stock purchases or other opportunities as well as negatively impact the motivation of equity award grantees;
●	Provisions in our organizational documents and/or control by insiders which may prevent changes in control even if such changes would be beneficial to other stockholders;
●	Any disruption in and/or lack of effectiveness of our information technology systems, including a breach of cyber security, that disrupts our business or negatively impacts customer relationships, as well as cybersecurity incidents involving data shared with or by third parties; and
●	Succession plans for and/or the recruitment and retention of senior management, other key employees and our employee base in general.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks during the three-months ended September 30, 2024 compared with the disclosures in Part II, Item 7A of our Form 10-K.

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

Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Share Repurchase Programs

On November 2, 2022, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to an additional $500.0 million of the Company’s outstanding common stock (the “November 2022 Repurchase Plan”). During the three-months ended September 30, 2024, the Company repurchased approximately 0.7 million shares of its common stock at an average purchase price of $49.83 per share, for a total amount of approximately $34.7 million, which exhausted the availability under the November 2022 Repurchase Plan.

On November 7, 2023, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to an additional $500.0 million of the Company’s outstanding common stock (the “November 2023 Repurchase Plan”). During the three-months ended September 30, 2024, the Company repurchased approximately 10.6 million shares of its common stock at an average purchase price of $47.16 per share, for a total amount of approximately $500.0 million, which exhausted the availability under the November 2023 Repurchase Plan.

On August 19, 2024, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to an additional $500.0 million of the Company’s outstanding common stock (the “August 2024 Repurchase Plan”). During the three-months ended September 30, 2024, no shares were repurchased under the August 2024 Repurchase Plan. As of November 6, 2024, $500.0 million remained available for repurchase under the August 2024 Repurchase Plan.

The aggregate amount of the Company’s outstanding common stock that remains available for repurchase under all previously authorized repurchase plans is $500.0 million as of November 6, 2024.

The following tabular summary reflects the Company’s repurchase activity during the quarter ended September 30, 2024.

				Maximum Number (or
				Approximate Dollar
			Total Number of	Value) of Shares that
			Shares Purchased	May Yet Be Purchased
	Total Number		as Part of Publicly	Under the Plans or
	of Shares	Average Price	Announced Plans	Programs
Period	Purchased	per Share[1]	or Programs[1]	(In thousands)
Jul 1 – Jul 31, 2024	3,876,692	$49.60	3,876,692	$342,400
Aug 19, 2024 Authorization				$500,000
Aug 1 – Aug 31, 2024	7,422,440	$46.13	7,422,440	$500,000
Sep 1 – Sep 30, 2024	—	$—	—	$500,000

1 On November 3, 2022, November 8, 2023, and August 19, 2024, the Company publicly announced that its Board of Directors authorized the November 2022 Repurchase Plan, the November 2023 Repurchase Plan, and the August 2024 Repurchase Plan, respectively. Board authorizations of the repurchase plans remain in effect until shares in the amount authorized thereunder have been repurchased. During the three-months ended September 30, 2024, both the November 2022 Repurchase Plan and the November 2023 Repurchase Plan were exhausted. See Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” above for more information.

Tender Offer

On May 1, 2024, the Board of Directors authorized the Company to execute a modified “Dutch auction” tender offer to repurchase up to $3.0 billion of its outstanding shares of common stock. On May 8, 2024, the Company commenced the tender offer, with such offer expiring on June 5, 2024. On June 10, 2024, the Company accepted for purchase a total of approximately 56.6 million shares of common stock at a purchase price of $53.00 per share, for an aggregate purchase price of approximately $3.0 billion. The repurchase was funded with approximately $2.25 billion of cash on hand and approximately $750 million in borrowings. The cost of these shares and the fees relating to the tender offer are included in common stock in treasury in the accompanying condensed consolidated balance sheet at September 30, 2024.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

During the three-months ended September 30, 2024, none of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

ITEM 6.EXHIBITS

3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Form 8-K dated June 27, 2023).

3.2	Fourth Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to our Form 8-K dated November 7, 2024).

31.1*	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3*	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following financial information from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Income for the three- and nine-months ended September 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Comprehensive Income for the three- and nine-months ended September 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three- and nine-months ended September 30, 2024 and 2023, (v) Condensed Consolidated Statements of Cash Flows for the nine-months ended September 30, 2024 and 2023, and (vi) the Notes to Condensed Consolidated Financial Statements.

104*

The cover page from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION
Registrant

Date: November 7, 2024	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors
and Co-Chief Executive Officer

Date: November 7, 2024	/s/ HILTON H. SCHLOSBERG
Hilton H. Schlosberg
Vice Chairman of the Board of Directors
and Co-Chief Executive Officer