Form 10-K
period 2024-12-31
Monster Beverage Corp
filed 2025-02-28
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $45,414,209,071 computed by reference to the closing sale price for such stock on the Nasdaq Global Select Market on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock, $0.005 par value per share (being the only class of common stock of the registrant), outstanding on February 14, 2025 was 973,158,896 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Commission pursuant to Regulation 14A in connection with the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2024.

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

Overview

We develop, market, sell and distribute energy drink beverages and concentrates for energy drink beverages, primarily under the following brand names:

●     Monster Energy®

●     Monster Energy Ultra®

●     Rehab Monster®

●     Monster Energy®Nitro

●     Java Monster®

●     Punch Monster®

●     Juice Monster®

●     Reign Total Body Fuel®

●     Reign Inferno® Thermogenic Fuel

●     Reign Storm®

●     Bang Energy®

●     NOS®

●     Full Throttle®

● Burn® ● Mother® ● Nalu® ● Ultra Energy® ● Play® and Power Play® (stylized) ● Relentless® ● BPM® ● BU® ● Samurai® ● Live+® ● Predator® ● Fury®

We also develop, market, sell and distribute craft beers, flavored malt beverages (“FMBs”) and hard seltzers under a number of brands, including Jai Alai® IPA, Florida Man® IPA, Dale’s Pale Ale®, Wild Basin® Hard Seltzers, Dallas Blonde®, Deep EllumTM IPA, Perrin Brewing Company® Black Ale, Hop Rising® Double IPA, Wasatch® Apricot Hefeweizen, The BeastTM, Nasty Beast® Hard Tea and a host of other brands.

We also develop, market, sell and distribute still and sparkling waters under the Monster Tour Water® brand name.

Industry Overview

The “alternative” beverage category combines non-carbonated, ready-to-drink iced teas, lemonades, juice cocktails, single-serve juices and fruit beverages, ready-to-drink dairy and coffee drinks, energy drinks, sports drinks and single-serve still waters (flavored, unflavored and enhanced) with “new age” beverages, including sodas that are considered natural, sparkling juices and flavored sparkling beverages. According to Beverage Marketing Corporation, domestic U.S. wholesale sales in 2024 for the “alternative” beverage category of the market are estimated at approximately $74.2 billion, representing an increase of approximately 1.1% over estimated domestic U.S. wholesale sales in 2023 of approximately $73.4 billion.

Reportable Segments

We have four operating and reportable segments: (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is primarily comprised of our Monster Energy® drinks, Reign Total Body Fuel® high performance energy drinks, Reign Storm® total wellness energy drinks and Bang Energy® drinks, (ii) Strategic Brands segment (“Strategic Brands”), which is primarily comprised of the various energy drink brands acquired from The Coca-Cola Company (“TCCC”) in 2015 as well as our affordable energy brands, Predator® and Fury®, (iii) Alcohol Brands segment (“Alcohol Brands”), which is comprised of various craft beers, FMBs and hard seltzers and (iv) Other segment (“Other”), which is comprised of certain products sold by American Fruits and Flavors LLC (“AFF”), a wholly-owned subsidiary of the Company, to independent third-party customers (the “AFF Third-Party Products”).

Our Monster Energy® Drinks segment primarily generates net operating revenues by selling ready-to-drink packaged drinks primarily to bottlers and full service beverage distributors (“bottlers/distributors”). In some cases, we sell ready-to-drink packaged drinks directly to retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience and gas chains, drug stores, foodservice customers, value stores, e-commerce retailers and the military.

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

The Company’s Alcohol Brands segment primarily generates operating revenues by selling kegged and ready-to-drink canned beers, FMBs and hard seltzers, primarily to beer distributors in the United States.

Generally, the Alcohol Brands segment has lower gross profit margin percentages than the Monster Energy® Drinks segment.

For certain risks with respect to our beverages see “Part I, Item 1A – Risk Factors” below.

Corporate History

In the 1930s, Hubert Hansen and his sons started a business selling fresh non-pasteurized juices in Los Angeles, California. In 1977, Tim Hansen, one of the grandsons of Hubert Hansen, perceived a demand for shelf stable pasteurized natural juices and juice blends and formed Hansen Foods, Inc. (“HFI”). HFI expanded its product line from juices to include Hansen’s Natural Soda® brand sodas. In 1990, California Co-Packers Corporation (d/b/a Hansen Beverage Company) (“CCC”) acquired certain assets of HFI, including the right to market the Hansen’s® brand name. In 1992, Hansen Natural Corporation acquired the Hansen’s® brand natural soda and apple juice business from CCC. Under our ownership, the Hansen’s® beverage business significantly expanded to include a wide range of beverages within the growing “alternative” beverage category including, in particular, energy drinks. In 2012, we changed our name from Hansen Natural Corporation to Monster Beverage Corporation. In 2015, we acquired various energy brands from TCCC and disposed of our non-energy drink business. In 2016, we completed our acquisition of flavor supplier and long-time business partner AFF. In 2022, we completed our acquisition of Monster Brewing Company, which facilitated our entry into the alcohol beverage sector. In 2023, we completed our acquisition of the Bang Energy® drink business.

Tender Offer

On May 1, 2024, the Board of Directors authorized the Company to execute a modified “Dutch auction” tender offer to repurchase up to $3.0 billion of its outstanding shares of common stock. On May 8, 2024, the Company commenced the tender offer, with such offer expiring on June 5, 2024. On June 10, 2024, the Company accepted for purchase a total of approximately 56.6 million shares of common stock at a purchase price of $53.00 per share, for an aggregate purchase price of approximately $3.0 billion. The repurchase was funded with approximately $2.25 billion of cash on hand and approximately $750 million in borrowings. The cost of these shares and the fees relating to the tender offer are included in common stock in treasury in the accompanying consolidated balance sheet at December 31, 2024.

2024 Product Introductions

During 2024, we continued to expand our existing energy drink portfolio by adding additional products to our portfolio in a number of countries and further developed our distribution markets. During 2024, we sold the following new products to our customers:

●	Bang Energy® Sour Ropes
●	Burn® Guava
●	Java Monster® Irish Crème

●	Juice Monster® Rio PunchTM
●	Juice Monster® Viking BerryTM
●	Juiced Monster® Bad Apple®
●	Monster Energy® Ultra Blue Hawaiian
●	Monster Energy® Ultra Fantasy Ruby RedTM
●	Monster Energy® Ultra Vice Guava®
●	Monster® Killer BrewTM Loca Moca®
●	Monster® Killer BrewTM Mean Bean®
●	Monster® Reserve Peaches N’ Crème
●	Mother® Orange Dreamsicle
●	Nalu® Yuzu Rosemary
●	Nasty Beast® Hard Tea Green Tea
●	Nasty Beast® Hard Tea Original
●	Nasty Beast® Hard Tea Peach
●	Nasty Beast® Hard Tea Tea + Lemonade
●	Reign Storm® Mango
●	Reign Storm® Strawberry Apricot
●	Reign Storm® Tropical
●	Reign Total Body Fuel® Sour Gummy Worm
●	Relentless® Fruit Punch
●	The BeastTM Gnarly GrapeTM
●	The Beast TM Killer SunriseTM
●	The BeastTM Pink PoisonTM
●	Ultra Energy® Fruit Punch

In the normal course of business, we discontinue certain products and/or product lines. Those products or product lines discontinued in 2024, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Products – Monster Energy® Drinks Segment

Monster Energy® Drinks – a line of carbonated energy drinks. Our Monster Energy® drinks contain vitamins, minerals, nutrients, herbs and other ingredients (collectively, “supplement ingredients”). We offer the following energy drinks under the Monster Energy® drink product line: Monster Energy®, Monster Energy® Zero Sugar, Lo-Carb Monster Energy®, Monster Assault®, Juice Monster® Aussie Style LemonadeTM, Juiced Monster® Bad Apple®, Juice Monster® Khaotic®, Juice Monster® Mango Loco®, Juice Monster® Pacific Punch®, Juice Monster® Papillon® (Juiced Monster® Monarch in certain countries), Juice Monster® Pipeline Punch®, Juice Monster® Ripper®, Juice Monster® Rio PunchTM, Juice Monster® Viking BerryTM, Monster Energy® Import, Monster Energy® Export, M3(stylized)®, Monster Energy Zero Ultra®, Monster Energy Ultra Black®, Monster Energy Ultra Blue®, Monster Energy® Ultra Blue Hawaiian, Monster Energy® Ultra Fantasy Ruby RedTM, Monster Energy Ultra Fiesta® Mango, Monster Energy® Ultra Golden Pineapple®, Monster Energy Ultra Paradise®, Monster Energy® Ultra Peachy Keen®, Monster Energy Ultra Red®, Monster Energy Ultra Rosa®, Monster Energy® Ultra Strawberry Dreams®, Monster Energy® Ultra Sunrise®, Monster Energy® Ultra Vice Guava®, Monster Energy Ultra Violet®, Monster Energy Ultra® Watermelon, Monster Energy® Mixxd Punch, Monster Energy® Valentino Rossi, Monster Energy® Zero Sugar Full Throttle, Monster® (stylized) Reserve Kiwi Strawberry, Monster® (stylized) Reserve Orange Dreamsicle®, Monster® (stylized) Reserve Peaches N’ Crème, Monster® (stylized) Reserve Watermelon and Monster® (stylized) Reserve White Pineapple.

Java Monster® Coffee + Energy Drinks – a line of non-carbonated dairy based coffee + energy drinks. We offer the following coffee + energy drinks under the Java Monster® product line: Java Monster® 300 French Vanilla, Java Monster® Café Latte, Java Monster® Irish Crème, Java Monster® Loca Moca®, Java Monster® Mean Bean®, Java Monster® Salted Caramel, Monster® Killer BrewTM Loca Moca® and Monster® Killer BrewTM Mean Bean®.

Monster Energy® Nitro – a line of carbonated energy drinks containing nitrous oxide. We offer the following energy drink under the Monster Energy® Nitro product line: Super Dry.

Monster Tour Water® – a line of deep well still and sparkling waters.

Rehab Monster® Energy Drinks – a line of non-carbonated energy drinks with electrolytes. We offer the following energy drinks under the Rehab Monster® product line: Green Tea, Peach Tea, Strawberry Lemonade, Tea + Lemonade, Watermelon and Wild Berry Tea.

Reign Total Body Fuel® High Performance Energy Drinks – a line of high performance energy drinks with BCAA’s, B vitamins, electrolytes and CoQ10 with zero sugar. We offer the following high performance energy drinks under the Reign Total Body Fuel® product line: Cherry Limeade, Lemon Hdz, Lilikoi Lychee, Melon Mania®, Orange Dreamsicle®, Razzle Berry, Reignbow Sherbet®, Sour Gummy Worm, Tropical Storm®, White Gummy Bear and White Haze.

Reign Inferno® Thermogenic Fuel High Performance Energy Drinks – a line of high performance energy drinks with a thermogenic performance blend in addition to BCAA’s, B vitamins, electrolytes, and CoQ10 with zero sugar. We offer the following high performance energy drinks under the Reign Inferno® Thermogenic Fuel product line: Red Dragon and Watermelon Warlord®.

Reign Storm® Total Wellness Energy Drinks – a line of better-for-you energy drinks with natural caffeine, Biotin, Zinc, B vitamins, Vitamin A and Vitamin C, with zero sugar. We offer the following under the Reign Storm® Total Wellness Energy product line: Citrus Zest, Guava Strawberry, Harvest Grape, Kiwi Blend, Mango, Peach Nectarine, Strawberry Apricot, Tropical and Valencia Orange.

Bang Energy® Drinks – a line of better-for-you lifestyle energy drinks with B vitamins, essential amino acids and unique flavor profiles with zero sugar. We offer the following energy drinks under the Bang Energy® product line: Black Cherry Vanilla, Blue Razz®, Candy Apple Crisp®, Cotton Candy, Delish Strawberry Kiss®, Peach Mango, Purple HazeTM, Radical Skadattle®, Rainbow Unicorn®, Sour Heads®, Sour Ropes, Star Blast® and Wyldin’ Watermelon®.

Products – Strategic Brands Segment

BPM® – a line of carbonated energy drinks. We offer the following energy drinks under the BPM® product line: Focus Berry Red, Focus Mango and Revive Peach.

BU® – a line of carbonated energy drinks. We offer the following energy drinks under the BU® product line: Island Punch and Original.

Burn® – a line of carbonated energy drinks. We offer the following energy drinks under the Burn® product line: Apple Kiwi, Blue Refresh, Dark Energy®, Fruit Punch, Gold Rush, Guava, Mango, Orange, Original, Passion Punch, Peach, Peach Mango, Pineapple, Sour Twist, Watermelon Zero Sugar, White Citrus Zero and Zero Raspberry.

Full Throttle® – a line of carbonated energy drinks. We offer the following energy drinks under the Full Throttle® product line: Original (Citrus) and True Blue.

Fury® – a line of affordable carbonated energy drinks. We offer the following energy drink under the Fury® product line: Gold Strike® and Mango Mayhem®.

Live+® – a line of carbonated energy drinks. We offer the following energy drinks under the Live+® product line: Original, Tart Apple, Watermelon and Zero Sugar.

Mother® – a line of carbonated energy drinks. We offer the following energy drinks under the Mother® product line: Epic Swell®, Frosty Berry®, Kicked Apple®, Kiwi Sublime, Lava Guava®, Orange Dreamsicle®, Original, Passion, Rainbow Sherbet, Sugar Free, Tropical Blast and Zero Sugar Razzle Berry.

Nalu® – a line of carbonated energy drinks. We offer the following energy drinks under the Nalu® product line: Black Tea & Passion Fruit, Exotic, Frost, Melon Splash, Original, Passion, Strawberry Rhubarb and Yuzu Rosemary.

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

Predator® – a line of affordable carbonated and non-carbonated energy drinks. We offer the following energy drinks under the Predator® product line: Gold Strike®, Mango Mayhem®, Mean Green®, Purple Rain®, Red Apple, Spicy Ginger and Tropical.

Relentless® – a line of carbonated energy drinks. We offer the following energy drinks under the Relentless® product line: Cherry, Fruit Punch, Origin and Raspberry Zero Sugar.

Samurai® – a line of carbonated energy drinks. We offer the following energy drinks under the Samurai® product line: Fruity and Strawberry.

Ultra Energy® – a line of carbonated energy drinks. We offer the following energy drinks under the Ultra Energy® product line: Apple Kiwi, Citrus Peach, Fruit Punch, Original and Passion Punch.

Products – Alcohol Brands Segment

Cigar City® – a line of craft beers. We offer the following brands under the Cigar City® brand family: Jai Alai®, Florida Man® and others.

Oskar Blues® – a line of craft beers. We offer the following brands under the Oskar Blues® brand family: Dale’s Pale Ale®, Dale’s Easy IPA, Dale’s Light Lager, Double Dale’s® and others.

Deep EllumTM – a line of craft beers. We offer the following brands under the Deep EllumTM brand family: Dallas Blonde®, Deep EllumTM IPA and others.

Squatters® – a line of craft beers. We offer the following brands under the Squatters® brand family: Hop Rising® Double IPA and others.

Wild Basin® – a line of craft hard seltzers. We offer the following flavors under the Wild Basin® product line: Blackberry, Lime, Passion Orange, Pomegranate Acai and others.

Wasatch® – a line of craft beers. We offer a number of brands under the Wasatch® brand family including Apricot Hefeweizen and others.

Perrin – a line of craft beers. We offer a number of brands under the Perrin brand family including Black Ale and others.

The BeastTM – a line of FMBs. We offer the following flavors under The BeastTM brand family: Gnarly GrapeTM, Killer SunriseTM, Mean Green®, Peach PerfectTM, Pink PoisonTM, Scary Berries® and White HazeTM.

Nasty Beast® Hard Tea – a line of FMBs. We offer the following flavors under the Nasty Beast® brand family: Green Tea, Original, Peach and Tea + Lemonade.

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

In 2024, we continued to outsource the manufacturing process for the majority of our finished goods energy drink products to third-party bottlers and contract packers. We also began production at our facility in Norwalk, CA in January 2024. In addition, we manufacture Bang Energy® drinks and certain of our other energy drink products at our manufacturing facility in Phoenix, AZ.

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

For our Alcohol Brands segment, we purchase cans, cartons, hops, malt, yeast, sugar, ethanol and other additives and flavorings and packaging materials from ingredient and raw material suppliers to be used in the brewing, fermentation, and packaging of alcohol beers, FMBs and hard seltzers. We are granted a right-of-use for any kegs used in production from a third-party supplier at a contracted rate per fill. Most of our alcohol finished goods are manufactured at our owned or leased manufacturing facilities or at third-party co-packers.

Co-Packing Arrangements

A majority of our non-alcohol and certain alcohol finished goods are manufactured by various third-party bottlers and co-packers situated throughout the United States and abroad, under separate arrangements with each party. Our co-packaging arrangements vary in terms and, from time to time, we may enter into manufacturing contracts with agreed upon minimum quantities to ensure continuity of supply of certain products in certain territories.

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

Distribution Agreements

During 2024, we continued to expand distribution of our products in both our domestic and international markets.

Distribution levels vary by product and geographic location. Net sales outside the United States were $2.96 billion, $2.71 billion and $2.36 billion for the years ended December 31, 2024, 2023 and 2022, respectively.

Monster Energy® Distribution Agreements

We have entered into agreements with various bottlers/distributors providing for the distribution of certain of our energy drinks during initial terms of up to twenty years, which may be extended thereafter, subject to certain terms and conditions, which may vary depending on the form of the agreement. Such agreements remain in effect for their then-current term as long as our products are being distributed, but are subject to specified termination rights held by each party, which may include by way of example, and depending on the form of agreement, termination upon: mutual agreement; material breach of the agreement by, or an insolvency of, either party; deadlock; change of control; changes in legal or regulatory conditions and termination of certain related agreements. Additionally, we are entitled to terminate certain distribution agreements at any time without cause upon payment of a termination fee, including a limited number of distribution agreements with TCCC network bottlers that were entered into prior to 2015.

Certain of our material distribution arrangements for our Monster Energy® brand energy drinks, as amended from time to time, are described below:

(a)	Amended and Restated Distribution Coordination Agreement with TCCC, pursuant to which we have designated, and in the future may designate, subject to TCCC’s approval, territories in Canada and the United States in which bottlers from TCCC’s network of wholly or partially-owned and independent bottlers (the “TCCC North American Bottlers”) will distribute and sell, or continue to distribute and sell, our Monster Energy® brand energy drinks.

(b)	Amended and Restated International Distribution Coordination Agreement with TCCC, pursuant to which we have designated, and in the future may designate, countries, or territories within countries, in which we wish to appoint TCCC network bottlers to distribute and sell our Monster Energy® brand energy drinks, subject to TCCC’s approval. In February 2025, the Amended and Restated International Distribution Coordination Agreement with TCCC was renewed for an additional five-year term.
(c)	Additionally, we have entered into distribution agreements for certain of our Monster Energy® products with various TCCC network bottlers, both in the United States and internationally.

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

We have experienced and continue to experience competition from new entrants in the energy drink, energy shot, beer and beyond beer categories. For instance, a number of companies which market and distribute iced teas, coffees, juice cocktails, enhanced waters and sports drinks in various larger volume packages in glass and plastic bottles (including BODYARMOR, Vitamin Water, CORE, Arizona, Ocean Spray, Powerade, Prime and Starbucks), have added supplement ingredients to their products with a view to marketing their products as “functional” or energy beverages or as having “functional” benefits. We believe that many of those products contain lower levels of supplement ingredients, principally deliver refreshment and are positioned differently from our energy or “functional” drinks.

We are also subject to increasing levels of regulatory issues including in relation to the registration and/or taxation of our products in certain international markets, which may put us at a competitive disadvantage. (See “Government Regulation” below for additional information).

We compete not only for consumer preference, but also for maximum marketing, sales efforts and attention from our multi-brand licensed bottlers and distributors, many of which have a principal affiliation with competing companies and brands. Our products compete with all liquid refreshments and in many cases with products of much larger and in some cases better financed competitors, including the products of numerous nationally and internationally known producers such as TCCC, PepsiCo, Inc. (“PepsiCo”), Keurig Dr. Pepper Inc. (“KDP”) and Red Bull GmbH. From time to time, competitors have entered into distribution or acquisition agreements with certain other competitors. For example, last year, KDP, which distributes C4, entered into a long-term sales and distribution agreement with Black Rifle Coffee Company as well as a definitive agreement to acquire GHOST Lifestyle LLC and GHOST Beverages LLC. In addition, Celsius Holdings, Inc. (“CELSIUS”) recently announced that it entered into a definitive agreement to acquire Alani Nutrition LLC (“Alani Nu”). We also compete with companies that are smaller or primarily local in operation. Our products also compete with private-label brands such as those carried by grocery store chains, convenience store chains and club stores.

Domestically, our energy drinks compete directly with Red Bull, Rockstar, Venom, 5-Hour Energy Shots, MiO Energy, V8 + Energy, Uptime, CELSIUS, C4, Alani Nu, ZOA Energy, GHOST Energy, Gatorade Fast Twitch, Prime Energy, Starbucks Iced Energy, Guayaki Yerba Mate, Accelerator Active Energy, Arizona Rx Energy, Bucked Up Energy, Black Rifle Energy, XYIENCE Energy, Rip It, Ryse Fuel, Raptor, Bloom and many other brands.

Internationally, our energy drinks compete with Red Bull (including non-carbonated Red Bull in China and Asia), Rockstar, V-Energy, Lucozade, and numerous local and private-label brands that usually differ from country to country, such as HELL, Amper, Shock, Tiger, Fearless, Boost, TNT, Shark, Dragon, Score, Sting, Hot 6, Suntory ZONE, Battery, Bullit, Flash Up, Black, Non-Stop, Bomba, Semtex, Vive 100, Dark Dog, Speed, Guarana, M-150, Lipovitan, Bacchus, Volt, Bolt, Mr. Big, Boom, Raptor, Amp, Fusion, Hi-Tiger, Eastroc Super Drink, Carabao, Power Horse, XL, Crazy Tiger, Effect, Missile, Nocco, Adrenaline Rush, Real Gold, War Horse, BLU, CELSIUS, Eneryeti, GURU Organic Energy, Prime Energy, Switch, Baly and a host of other international brands.

Our Reign Total Body Fuel®, Reign Inferno® Thermogenic Fuel high performance energy and Bang Energy® drinks compete with C4, CELSIUS ESSENTIALS, Rockstar XDURANCE, GHOST Energy, G Fuel, Bucked Up Energy and Redcon1 in the performance energy category.

Our Reign Storm® Total Wellness Energy product line competes directly with Accelerator Active Energy, Alani Nu, CELSIUS, C4 Smart Energy, UPTIME Energy, ZOA Energy, Rockstar Focus and Bloom.

Our Java Monster® product line competes directly with Starbucks Frappuccino, Starbucks Doubleshot, Starbucks Tripleshot and other Starbucks coffee drinks, Dunkin Donuts, Stok, Black Rifle, International Delight, Rise Brewing Co., La Colombe, Super Coffee, Bolthouse Farms, Slate, Pop & Bottle, Stumptown Coffee, Chamberlin Coffee, Bones Coffee, Chameleon Coffee and Victor Allen’s Coffee.

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

We increased expenditures for our sales and marketing programs by approximately 11.9% in the twelve-months ended December 31, 2024 compared to the twelve-months ended December 31, 2023.

Customers

Our non-alcohol customers are primarily full service beverage bottlers/distributors, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience and gas chains, drug stores, foodservice customers, value stores, e-commerce retailers and the military. Our alcohol customers are primarily beer distributors who in turn sell to retailers within the alcohol distribution system. Percentages of our gross billings to our various customer types for the years ended December 31, 2024, 2023 and 2022 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such bottlers/distributors’ sales to their own customers.

	2024	2023	2022
U.S. full service bottlers/distributors	46%	47%	48%
International full service bottlers/distributors	41%	40%	39%
Club stores and e-commerce retailers	8%	8%	9%
Retail grocery, direct convenience, specialty chains and wholesalers	2%	2%	2%
Alcohol, value stores and other	3%	3%	2%

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

Our alcohol customers include Reyes Beverage Group, Ben E. Keith Company, J.J. Taylor Distributing and Admiral Beverage Corporation.

A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material adverse effect on our financial condition and results of operations.

Coca-Cola Europacific Partners accounted for approximately 14%, 13% and 13% of our net sales for the years ended December 31, 2024, 2023 and 2022, respectively.

Coca-Cola Consolidated, Inc. accounted for approximately 10%, 10% and 11% of our net sales for the years ended December 31, 2024, 2023 and 2022, respectively.

Reyes Holdings, LLC accounted for approximately 9% of our net sales for the years ended December 31, 2024, 2023 and 2022.

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

Intellectual Property

We presently have more than 21,400 registered trademarks and pending applications in various countries worldwide, and we apply for new trademarks on an ongoing basis. We regard our trademarks, service marks, copyrights, domain names, trade dress and other intellectual property as very important to our business. We consider Monster®, Monster Energy®, ®, Monster Energy Ultra®, Unleash the Beast!®, Rehab Monster®, Java Monster®, Punch Monster®, Juice Monster®, Monster Energy® Nitro, Reign Total Body Fuel®, Reign Inferno®, Reign Storm®, BU®, Nalu®, NOS®, Full Throttle®, Burn®, Mother®, Ultra Energy®, Play® and Power Play® (stylized), Relentless®, Predator®, Fury®, Live+®, BPM®, Samurai®, Bang Energy®, Monster Tour Water®, Oskar Blues Brewery®, Cigar City®, Deep Ellum Brewing Co®, Perrin Brewing Company®, Squatters®, Wasatch®, Jai Alai®, Dale’s Pale Ale®, Dallas Blonde®, Wild Basin®, Dale’s®, Hop Rising®, The BeastTM, The Beast Unleashed® and Nasty Beast® Hard Tea to be our core trademarks. We also own the intellectual property of our most important flavors for certain of our Monster Energy® Brand energy drinks in perpetuity.

We have registered Monster®, Monster Energy®, ®, Monster Energy Ultra®, Unleash the Beast!®, Rehab Monster®, Java Monster®, Punch Monster®, Juice Monster®, BU®, Nalu®, NOS®, Full Throttle®, Burn®, Mother®, Play®, Power Play® (stylized), Relentless®, Ultra Energy®, BPM®, Predator®, Fury®, Live+®, Samurai®, Reign®, Reign Total Body Fuel®, Reign Inferno®, Reign Storm®, Bang®, Bang Energy®, Monster Tour Water®, The BeastTM, The Beast Unleashed® and Nasty Beast® Hard Tea outside of the United States in certain jurisdictions.

We protect our trademarks by applying for registrations and registering our trademarks with the United States Patent and Trademark Office and with government agencies in other countries around the world, particularly where our products are distributed and sold. We assert copyright ownership of the statements, graphics and content appearing on the packaging of our products and in our marketing materials. We aggressively pursue individuals and/or entities seeking to profit from the unauthorized use of our trademarks and copyrights, including, without limitation, wholesalers, street vendors, retailers, online auction site sellers, website operators and third parties. In addition to initiating civil actions against these individuals and entities, we work with law enforcement officials where appropriate.

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

Furthermore, legislation and regulation may be introduced in the United States and other countries at the federal, state, provincial, municipal and supranational level in respect of each of the subject areas discussed below. Public health officials and health advocates are increasingly focused on the public health consequences associated with obesity and alcohol consumption, especially as they may affect children, and are seeking legislative change to reduce the consumption of sweetened and alcohol beverages. There also has been an increased focus on caffeine content in beverages and we are seeing some attention to other ingredients in energy drinks. More generally, individuals in the recently inaugurated U.S. presidential administration have articulated significant concerns about ultra-processed foods, including sugar-sweetened beverages, and particular ingredients, as well as the “generally recognized as safe” (GRAS) process for getting food ingredients to the market. Additionally, there are growing calls for the removal of such products from the Supplemental Nutrition Assistance Program (SNAP), formerly food stamps. In some territories, such as the European Union, food additives including sweeteners such as sucralose are subject to a safety re-evaluation which could potentially lead to changes in the specification for such additives or removal from the approved list of additives. The U.S. Food and Drug Administration has also recently initiated a process for post-market review of food ingredients.

Product Formulation, Labeling, Packaging, and Advertising. Globally, we are subject to a number of regulations applicable to the formulation, labeling, packaging, and advertising (including promotional campaigns) of our products. In California, we are subject to California Proposition 65, a law that requires that a specified warning be provided before exposing California consumers to any product that contains in excess of threshold amounts of a substance listed by California as having been found to cause cancer or reproductive toxicity. California Proposition 65 does not require a warning if the manufacturer of a product can demonstrate that the use of the product in question exposes consumers to an average daily quantity of a listed substance that is below that threshold amount, which is determined either by scientific criteria set forth in applicable regulations or via a “safe harbor” threshold that may be established by the state, or the substance is naturally occurring, or is subject to another applicable exception. If we are required to add warning labels to any of our products or place warnings in certain locations where our products are sold, it will be difficult to predict whether, or to what extent, such a warning would have an adverse impact on sales of our products in those locations or elsewhere. In addition, there has been increasing regulatory activity globally regarding constituents in packaging materials, including perfluoroalkyl and polyfluoroalkyl substances (“PFAS”) and bisphenol A (“BPA”). Regardless of whether perceived health consequences of these constituents are justified, such regulatory activity could result in additional government regulations that impact the packaging of our beverages.

In addition, the U.S. Food and Drug Administration (the “FDA”) has regulations with respect to serving size information and nutrition labeling on food and beverage products, including a requirement to disclose the amount of added sugars in such products. The FDA also recently published a proposed rule that, if finalized, would require certain front-of-pack nutrition labeling, including with respect to the level of added sugars in a product. Further, the U.S. Department of Agriculture promulgated regulations requiring that, as of January 1, 2022, the labels of certain bioengineered foods include a disclosure that the food is bioengineered. These regulations may impact, reduce and/or otherwise affect the purchase and consumption of our products by consumers.

Other countries, such as Argentina, Brazil, Chile, Colombia, the Czech Republic, Ecuador, Honduras, Hungary, Jordan, Poland, the member states of the Gulf Cooperation Council, the member states of the Caribbean Community and Common Market (CARICOM), Mexico, the Central American Community, the People’s Republic of China, Paraguay, Peru, Uruguay, and South Africa are also considering, or have enacted, new labeling requirements, which may require us to amend our labels and warning statements.

More generally, some markets, such as Tanzania, have specific energy drink standards that do not always allow for inclusion of certain ingredients, such as L-carnitine and ginseng, or that otherwise restrict the levels of certain ingredients in our products. In 2023, Peru challenged the use of L-carnitine in energy drinks. Other markets may also restrict or prohibit the use of ginseng and certain other botanicals in food. We may incur costs to address such country-specific requirements or face restrictions on our products.

Age and Other Restrictions on Energy Drink Products. Proposals to limit or restrict the sale and/or advertising of energy drinks to minors and/or persons below a specified age, and/or restrict the venues in which energy drinks can be sold, and/or to restrict the use of the Supplemental Nutrition Assistance Program (formerly food stamps) to purchase energy drinks have been raised and/or enacted in certain U.S. states, counties, municipalities and/or in certain foreign countries. For example, the City of Lancaster, CA, passed an ordinance on January 14, 2025, making it an infraction to sell or otherwise distribute an energy drink to a person under 18 years of age. Bills seeking to impose an age restriction on the sale of energy drinks have also been introduced in the Connecticut, Massachusetts, and South Carolina legislatures. Outside of the United States, for example, Honduras, Latvia, Lithuania, Poland, Romania, Turkey, and Bahrain prohibit the sale of energy drinks to persons under the age of 18, and Armenia passed such a law in January 2025; Kazakhstan prohibits the sale of energy drinks to persons under the age of 21; Canada prohibits the promotion of energy drinks to children 12 years and under; Honduras, Latvia, Romania, and Scotland prohibit the sale of energy drinks in educational establishments; and Honduras and Turkey prohibit the sale or advertising of energy drinks at sports facilities, school cafeterias and hospitals. In Mexico, the States of Tabasco and Oaxaca prohibit the sale of energy drinks to minors and the consumption in schools; Colima prohibits the sale of energy drinks in private and public schools. Other Latin American countries such as Brazil, Chile, Colombia, Dominican Republic, Honduras and Uruguay have been considering age and other sales restrictions on energy drinks, as are other countries such as Bulgaria, the Czech Republic, Spain, Hungary, and parts of the United Kingdom. Similar rules would not apply to coffee products that contain similar or higher levels of caffeine.

Excise Taxes and Tariffs on Energy Drinks. Legislation that would impose an excise tax on sweetened beverages has been proposed in the U.S. Congress, in some state legislatures and by some local governments, with excise taxes generally ranging between $0.01 and $0.02 per ounce of sweetened beverage. Berkeley, California became the first jurisdiction to pass such a measure, and a general tax of $0.01 per ounce on certain sweetened drinks, including energy drinks, became effective on January 1, 2015. Other U.S. jurisdictions (including Albany, Oakland and San Francisco, California; Boulder, Colorado; Philadelphia, Pennsylvania; Seattle, Washington; and Washington, DC) have passed similar measures, some of which have been challenged in litigation. The imposition of such taxes on our products would increase the cost of certain of our products or, to the extent levied directly on consumers, make certain of our products less affordable. Excise taxes on sweetened beverages already are in effect in certain foreign countries where we do business, such as France, the United Kingdom, Ireland, South Africa, Mexico, Poland and Colombia. Slovakia recently established a tax on sweetened soft drinks, specifically targeting beverages containing caffeine from any source in excess of 150mg/l. Brazil recently approved a tax reform that includes the creation of a Selective Tax (IS) which may potentially impose additional taxes on energy drinks. Other countries are considering similar measures. In addition, legislation has been proposed in certain jurisdictions that would specifically impose excise taxes on energy drinks. For example, Kuwait is considering a proposal that would impose an excise tax on energy drinks. Such targeted legislation has been passed in other countries. For instance, on January 1, 2020, a reform to a Mexican excise tax went into effect that expanded the definition of an “energy drink” subject to this tax to include products with any amount of caffeine (the prior version of the tax required a threshold of 20mg of caffeine per 100 millimeters for the tax to be applicable) and “taurine or glucuronolactone or thiamine and/or any other substance that produces similar stimulating effects.” Hungary has instituted an excise tax to which our products are subject. Bahrain, Saudi Arabia and the United Arab Emirates began applying a selective tax of 100% on energy drinks in 2017, Qatar and Oman began applying the tax in 2019, and there are indications that a similar measure may be enacted in Kuwait.

Separately, geopolitical tensions and related trade disputes may affect our ability to operate or sell our products in certain jurisdictions. For example, the recently inaugurated U.S. presidential administration has proposed or implemented a range of new tariffs and trade restrictions affecting U.S. imports from China, Canada, Mexico, the EU, and elsewhere, the nature and scope of which are difficult to predict. In response to such measures, U.S. trading partners have suggested they may impose, or have imposed, retaliatory tariffs on U.S. exports, and/or other trade or commercial restrictions on U.S. companies. The threat, implementation, or modification of new U.S. trade restrictions, as well as any retaliatory measures adopted by affected U.S. trading partners, could prove disruptive to the international market in which we operate and may lead to increased costs of raw materials and finished products.

Limits on Caffeine Content. Legislation has been proposed to limit the amount of caffeine that may be contained in beverages, including energy drinks. Some jurisdictions where we do business have prescribed limits on caffeine content for beverages. For example, in Canada, the maximum amount of caffeine in a caffeinated energy drink cannot exceed 180mg per single-serving container or per serving (500 ml) in the case of a multi-serving container. We adjusted the caffeine levels in certain of our Monster Energy® products that are sold in Canada as caffeinated energy drinks to address these regulations, although the majority of our products were unaffected. In Europe, examples of caffeine restrictions include the Netherlands where there is a limit of 35mg/100ml, and Norway introduced, as of January 1, 2020, a limit of 32mg/100ml. Caffeine limit restrictions or restrictions on combining caffeine with other ingredients or in particular product sectors (such as performance beverages/sport drinks) have also been implemented or proposed in other jurisdictions, including Turkey, India, Pakistan’s Punjab region, Egypt, Colombia, Iraq, and the member states of the Gulf Cooperation Council. Such restrictions could require reformulations of certain of our products. However, we may not be able to satisfactorily reformulate our products in all jurisdictions that adopt similar legislation.

Limitations on Container Size. We package our products in a variety of different package types and sizes including, for certain of our Monster Energy® brand energy drinks, aluminum cans larger than 16 fluid ounces. Certain jurisdictions, such as Colombia, Costa Rica, Egypt, and the Dominican Republic, have considered container size limitations on energy drinks and other beverages. If adopted, such limitations may require us to change the container size of our products sold in certain countries.

Compliance with Alcohol-Related Regulation and Laws. Our Alcohol Brands segment is regulated by federal, state and local governments in both the U.S. and abroad whose laws and regulations govern the production, distribution and sale of alcohol beverages, including licensing, permitting, advertising and marketing. To operate our breweries, manufacturing facilities and other alcohol-related facilities, as well as to sell our alcohol products, we must obtain and maintain numerous approvals, licenses and permits from governmental agencies, including, but not limited to, the U.S. Department of Treasury, Alcohol and Tobacco Tax and Trade Bureau (“TTB”), the FDA, state and local alcohol regulatory agencies and state and federal environmental agencies. Our breweries, in particular, are subject to audits and inspections by TTB and applicable state alcohol regulatory agencies at any time.

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

Human Capital Resources

As of December 31, 2024, we have employees in 83 countries, with a total of 6,558 employees working worldwide. This employee population includes 4,443 employees in North America, 418 employees in Latin America, 284 employees in Asia Pacific (including Oceania) and 1,413 employees in Europe, Mideast and Africa (“EMEA”). Most of our employees are full-time (5,527 employees) and the remaining 1,031 employees hold part-time positions. Of our 6,558 employees, we employ 2,352 in corporate and operational capacities (including administration, human resources, legal, information technology, operations, facilities, warehouse, product development, regulatory and accounting) and 4,206 persons in sales and marketing capacities.

As of December 31, 2024, approximately 48% of our U.S. employees are from one or more underrepresented groups, including, but not limited to, Black, Latino, Asian, Pacific Islander, Native American and other Indigenous tribes and approximately 36% of our U.S. employees are female.

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

We cover the cost of insurance premiums including medical (including virtual visits), dental, vision, life, accidental death and dismemberment and short and long term disability, covering full-time employees and share in the cost of insurance premiums covering eligible dependents including medical, dental and vision coverage. We also offer several voluntary benefits to full-time employees, including supplemental life insurance, whole life insurance, accident insurance, critical illness insurance, flexible medical spending accounts, flexible spending accounts for childcare, travel insurance, pre-paid legal cover, healthy rewards programs, identity theft assistance, and retirement savings account(s).

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

Operational and Industry Risks

●	The Company and TCCC have extensive commercial arrangements and, as a result, the Company’s future performance is substantially dependent on the success of its relationship with TCCC.
●	Provisions in our organizational documents and control by insiders or TCCC may prevent changes in control even if such changes would be beneficial to other stockholders.
●	We primarily rely on bottlers and other contract packers to manufacture our products. If we are unable to maintain good relationships with our bottlers and contract packers and/or their ability to manufacture our products becomes constrained or unavailable to us, our business could suffer.
●	We rely on limited Company-owned facilities for production of certain of our non-alcohol and alcohol beverages, and developments negatively affecting production at such facilities could materially impact the financial results of our business.
●	We rely on bottlers and distributors to distribute our products. If we are unable to maintain good relationships with our existing bottlers and distributors and/or secure such bottlers and distributors, our business could suffer.
●	We currently derive most of our revenues from energy drinks, and competitive pressure in the energy drink category could adversely affect our business and operating results.
●	Criticism of our beverages or a negative perception of our products generally could adversely affect us.
●	Increased competition in the beverage industry and changing retail landscape could hurt our business.
●	Our inability to implement our growth strategy, including expanding our business in existing and new sectors or successfully recognize the anticipated benefits of acquired businesses or assets could adversely affect our business and financial results.
●	Changes in consumer product and shopping preferences may reduce demand for our products.
●	Our continued expansion outside of the United States exposes us to uncertain conditions and other risks in international markets.
●	If we are not able to pass on increases in the costs of raw materials, including aluminum cans, ingredients, fuel, costs of co-packing, and/or tariffs, we may face a higher cost base, and our business and results of operations could be adversely affected.
●	Our failure to accurately estimate demand for our products or maintain sufficient inventory levels or anticipate shortages of raw materials could adversely affect our business and financial results.
●	Our business is subject to seasonality, which may cause fluctuations in our operating results.
●	The costs of packaging supplies,raw material inputs, ocean and domestic freight, and inflation generally may adversely affect our results of operations.
●	Global or regional catastrophic events could impact our operations and affect our ability to grow our business.
●	Failure to meet evolving corporate governance expectations or standards, including those related to sustainability matters, could expose us to increased costs, reputational harm, or other adverse consequences.
●	Climate change and natural disasters may negatively affect our business.
●	If we are not able to retain the services of our workforce, there may be an adverse effect on our operations and/or our operating performance until we find suitable replacements.

●	Negative publicity (whether or not warranted) could damage our brand image and corporate reputation and may cause our business to suffer.

Government Regulation and Litigation Risks

●	Changes in government regulation, or a failure to comply with existing regulations, including those related to energy drinks, data protection and advertising, could adversely affect our business, financial condition and results of operations.
●	Regulations concerning our alcohol beverages may adversely affect our business, financial condition or results of operations and inhibit the sales of such products.
●	Significant changes to or failure to comply with various environmental laws may expose us to liability and/or cause certain of our facilities and/or those of our co-packers to close, relocate or operate at reduced production levels, which could adversely affect our business, financial condition and results of operations.
●	We cannot predict the effect of possible inquiries from and/or actions by litigants, attorneys general, other government agencies and/or quasi-government agencies into the production, data protection, advertising, marketing, promotion, labeling, ingredients, usage and/or sale of our products.
●	Litigation regarding our products and practices, and related unfavorable media attention, could expose us to significant liabilities and reduce demand for our products, thus negatively affecting our financial results.
●	If we encounter material product recalls, our business may suffer material losses and such recalls could damage our brand image and corporate reputation, also resulting in material losses.

Intellectual Property, Information Technology and Data Privacy and Security Risks

●	Our intellectual property rights are critical to our success, and the loss of such rights could materially adversely affect our business.
●	Our use of information technology exposes us to cybersecurity attacks and other interruptions that could disrupt our business operations and adversely impact our reputation and results of operations.
●	If we fail to comply with data privacy and personal data protection laws, we could be subject to adverse publicity, government enforcement actions and/or private litigation, which may negatively impact our business and operating results.

Financial Risks

●	Fluctuations in our effective tax rate could adversely affect our financial condition and results of operations.
●	We may be required to record a charge to earnings if our goodwill or intangible assets become impaired.
●	Fluctuations in foreign currency exchange rates may adversely affect our operating results.
●	Uncertainty in the financial markets and other adverse changes in general economic or political conditions in any of the major countries in which we do business could adversely affect our industry, business and results of operations.
●	Default by or failure of one or more of our counterparty financial institutions could cause us to incur significant losses.

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

Our organizational documents may limit changes in control. Furthermore, as of February 14, 2025, Mr. Sacks and Mr. Schlosberg together may be deemed to beneficially own and/or exercise voting control over approximately 8.2% of our outstanding common stock. As of February 14, 2025, TCCC owned approximately 21.0% of our common stock. TCCC has also nominated one director to the Company’s board of directors. Consequently, Mr. Sacks, Mr. Schlosberg and/or TCCC could exercise significant control over matters submitted to a vote of our stockholders, including electing directors, amending organizational documents and disapproving extraordinary transactions such as a takeover attempt, even though such actions may be favorable to the other common stockholders.

In particular, TCCC’s ownership could have an effect on the Company’s ability to engage in a change in control transaction. TCCC is obligated for a period of time to vote all of its common shares of the Company in excess of 20% of the outstanding common shares in the same proportion as all common shares not owned by TCCC with respect to a proposal for a change of control. However, if TCCC were to oppose such a change-in-control transaction, a bidder would be required to secure the support of holders of greater than 62.5% of the Company’s common shares not owned by TCCC (assuming that TCCC maintains its ownership of more than 20% of the Company’s common shares) to achieve a vote of a majority of the Company’s outstanding shares for a change-in-control transaction. In addition, TCCC would have a bidding advantage if the Company’s board of directors were to seek to sell the Company in the future because TCCC would not need to pay a control premium on the shares it owns at such time. TCCC and the Company would also be permitted to terminate TCCC’s distribution coordination agreements with the Company after a change in control of the Company. In such event, TCCC would receive a termination fee if TCCC terminated the distribution coordination agreements following a change in control of the Company involving certain TCCC competitors, or if the Company terminated following a change in control of the Company involving any third-party.

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

In 2024, we continued to outsource manufacturing of most of our non-alcohol finished goods to bottlers and other contract packers. As a result, in the event of a disruption and/or delay, and/or demand exceeding forecasted demand, we may be unable to procure alternative packing facilities at commercially reasonable rates and/or within a reasonably short time period. In addition, there are limited alternative packing facilities in our domestic and international markets with adequate capacity and/or suitable equipment for many of our products. A lengthy disruption or delay in the production of any of our products could significantly adversely affect, and historically has adversely affected, our revenues from and/or costs of such products, because alternative co-packing facilities in the United States and abroad with adequate long-term capacity may not be available for such products either at commercially reasonable rates and/or costs, within a reasonably short time period and/or within a geographically cost effective distance, if at all. In addition, in recent years, there has been a consolidation of co-packers, leading us to increasingly rely on fewer co-packing groups, certain of which account for a large percentage of our co-packing capacity for our Monster Energy® drinks. If we are unable to maintain good relationships with our largest co-packers, or if our costs of co-packing increase, our business, financial condition and results of operations could be adversely affected.

We rely on limited Company-owned facilities for production of certain of our non-alcohol and alcohol beverages, and developments negatively affecting production at such facilities could materially impact the financial results of our business.

Currently, the primary flavors for our Monster Energy® Drinks segment are developed and manufactured at the AFF facilities in Southern California and Athy, Ireland. Bang Energy® beverages and certain of our other energy drink products are manufactured at our facility in Phoenix, Arizona. We also began production of certain of our energy drinks at our facility in Norwalk, California in January 2024. Further, we are dependent on Monster Brewing Company’s portfolio of facilities located in Longmont, Colorado, Brevard, North Carolina, Salt Lake City, Utah and Grand Rapids, Michigan to manufacture certain of our alcohol products.

Adverse changes or developments affecting our AFF facilities could adversely impact our ability to produce flavors of certain of our energy drink products. Adverse changes or developments affecting our Norwalk and/or Phoenix facilities could adversely impact our ability to produce certain of our energy drink products or cause us to halt our production of such beverages. Likewise, adverse changes or developments affecting our currently limited number of breweries could hinder our ability to produce alcohol products to take to market on a timely basis or require us to entirely suspend certain of our Alcohol Brands segment operations.

Alternative facilities with sufficient capacity or capabilities may not be readily available or may take significant time or cost to run at the same capacity as our AFF, Phoenix, and Norwalk facilities or our current breweries. Such significant disruption may, in turn, have an adverse effect on gross margins, operating cash flows, and overall financial performance of our business.

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

The TCCC North American Bottlers, Coca-Cola Europacific Partners, Coca-Cola Hellenic, Coca-Cola FEMSA, Swire Coca-Cola (China), COFCO Coca-Cola, Coca-Cola Beverages Africa and Coca-Cola İçecek are our primary domestic and international distributors of our non-alcohol products. We also sell our alcohol beverages to certain beer and alcohol beverage distributors through generally separate distribution networks for distribution to retailers. As a result, if we are unable to maintain good relationships with these bottlers/distributors, if changes in control or ownership occur within the current distribution network, or if they do not effectively focus on marketing, promoting, selling and/or distributing our products, sales of our products could be adversely affected.

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

We anticipate competition will remain robust due to a number of new entrants in the energy drink category. Some competitors are consolidating (as evidenced by business combinations of substantial value carried out by significant competitors in recent years), building more capacity, expanding geographically, and/or adding more SKUs and styles. For example, PepsiCo entered into a long-term strategic distribution arrangement with Celsius Holdings, Inc., a competitor in the energy drink space, in August 2022. Additionally, the number of competitors, especially craft brewers and craft distilleries, within the alcohol space and the sales of hard seltzers, FMBs, craft-brewed domestic beers, imported beers, CBD and other cannabis beverages, and ready-to-drink spirits are expected to increase, particularly following the February 2022 U.S. Treasury Report, “Competition in the Market for Beer, Wine and Spirits” (the “Treasury Report”), which promises to evaluate the impact of consolidation on marketplace competition. As a result of such increased competition for our products, we may face competitive pricing pressures and the demand for and market share of our products may fluctuate and possibly decline.

The rapid growth in sales through e-commerce retailers, e-commerce websites, mobile commerce applications and subscription services, and closures of physical retail operations may result in a shift away from physical retail operations to digital channels and a reduction in impulse purchases. As we build our e-commerce capabilities, we may not be able to develop and maintain successful relationships with existing and new e-commerce retailers without experiencing a deterioration of our relationships with key customers operating physical retail channels. If we are unable to profitably expand our own e-commerce capabilities and/or if e-commerce retailers take significant market share away from traditional retailers, our business may be adversely affected. Further, the ability of consumers to compare prices on a real-time basis using digital technology puts additional pressure on us to maintain competitive prices. Sales in gas chains may also be affected by increased gasoline prices, improvements in fuel efficiency and increased consumer preferences for electric or alternative fuel-powered vehicles, which may result in fewer trips by consumers to gas stations and a corresponding reduction in purchases by consumers in convenience gas retailers. If we are unable to successfully adapt to the rapidly changing retail landscape, our share of sales, volume growth and overall financial results could be negatively affected.

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

Our inability to implement our growth strategy, including expanding our business in existing and new sectors or to successfully recognize the anticipated benefits of acquired businesses or assets could adversely affect our business and financial results.

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

On July 31, 2023, we acquired substantially all of the assets of Bang Energy. Among other assets, the acquisition included the Bang Energy® drink business. Prior to the Bang Energy acquisition, we acquired Monster Brewing Company, a craft beer and hard seltzer company, in February 2022. We may continue to make acquisitions that expand our business within the beverage industry. Overall, the effectiveness of acquisitions can be less predictable than developing new lines of beverages and might not provide the anticipated benefits or desired rates of return. Integrating the operations of acquired businesses could be a difficult, costly and time-consuming process that involves a number of risks including, but not limited to, the integration of company cultures and management teams, retaining key employees and customers, increased exposure to certain governmental regulations and compliance requirements, increased costs, and use of resources. Our business may also be adversely impacted if we are unable to rationalize brands acquired from Monster Brewing Company.

To the extent we integrate acquired businesses, such as our recent integrations of the Bang Energy® and Monster Brewing Company businesses, it is possible that we will not realize the expected benefits from any completed acquisition over the timeframe we expect, or at all, or that our existing operations will be adversely affected as a result of acquisitions. For example, in 2024, we recognized impairment charges of $127.1 million related to goodwill and to certain other indefinite lived intangible assets and impairment charges of $8.2 million related to property and equipment in the Alcohol Brands segment. Therefore, the acquisition and integration of acquired businesses may not contribute to our earnings as expected, we may not achieve profit margin targets when expected, or at all, and we may not achieve the other anticipated strategic financial benefits of such transactions.

Our acquisition of Monster Brewing Company and any future acquisitions we may make that expand our business into new sectors in the beverage industry also pose unique risks. Risks associated with entering into a new sector, such as the alcohol beverage sector, include, but are not limited to: (1) having no or limited experience in such sector; (2) exposure to certain governmental regulations and compliance requirements; (3) difficulties developing, manufacturing, and marketing the products of newly acquired companies; and (4) our lesser familiarity with consumer preferences in the new sector. Entry into new sectors of the beverage industry may bring us into competition with new competitors that have potentially a larger, more established market presence. We cannot ensure that our entry into the alcohol beverage sector or any other new beverage sectors will be profitable, and future profitability may be delayed or otherwise materially adversely affected.

Changes in consumer product and shopping preferences may reduce demand for our products.

The beverage industry is subject to changing consumer preferences and shifts in consumer preferences may adversely affect us. There is increasing awareness of and concern for health, wellness and nutrition considerations, including concerns regarding caloric intake associated with sugar-sweetened beverages and the perceived undesirability of artificial ingredients. There are also increasing studies on and concern for the potential adverse consequences from excess consumption of alcohol beverages. Some consumer advocacy groups and others have expressed concerns regarding certain ingredients in diet beverages, which are contained in certain of our energy drinks, or have called for the curtailment of alcohol dissemination and consumption. There are also changes in demand for different packages, sizes and configurations. Such developments could reduce our revenues and adversely affect our results of operations.

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

We have continued expanding our energy drink operations internationally into a variety of new markets. Our net sales to customers outside of the United States were approximately 40%, 38% and 37% of consolidated net sales for the years ended December 31, 2024, 2023 and 2022, respectively. As our growth strategy includes further expanding our international business, if we are unable to continue to expand distribution of our products or maintain consumer demand outside the United States, our growth rate could be adversely affected. In many international markets, we have limited operating experience and in some international markets we have no operating experience. It is costly to establish, develop and maintain international operations and develop and promote our brands in international markets. Our percentage gross profit margins in many international markets are expected to be less than the comparable percentage gross profit margins obtained in the United States. We face and will continue to face substantial risks associated with having foreign operations, including, but not limited to: economic and/or political instability in our international markets; fluctuations in foreign currency exchange rates; restrictions on or costs relating to the repatriation of foreign profits to the United States, including possible taxes and/or withholding obligations on any repatriations; and tariffs and/or trade restrictions, including foreign import tariffs proposed or imposed by the recently inaugurated U.S. presidential administration and any responsive and/or retaliatory tariffs. These risks could have a significant impact on our ability to sell our products on a competitive basis in international markets and could have a material adverse effect on our business, financial condition and results of operations. Also, our operations outside of the United States are subject to risks relating to appropriate compliance with legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, higher rates of product damages, particularly when products are shipped long distances, potentially higher incidence of fraud and/or corruption, credit risk of local customers and distributors and potentially adverse tax consequences.

If we are not able to pass on increases in the costs of raw materials, including aluminum cans, ingredients, fuel, costs of co-packing, and/or tariffs, we may face a higher cost base, and our business and results of operations could be adversely affected.

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

For certain flavors purchased from third-party suppliers and used in certain of our Monster Energy® brand energy drinks and/or our Strategic Brands energy drinks, these third-party flavor suppliers own the proprietary rights to certain of their flavor formulas. We do not have possession of the list of such flavor ingredients or formulas used in the production of certain of our products and certain of our blended concentrates, and our third-party flavor suppliers generally do not make such flavors and/or blended concentrates available to other third-party customers. While we have identified alternative suppliers for certain of the ingredients contained in many of our beverages, we may be unable to obtain comparable flavors or concentrates from alternative suppliers on short notice.

We are also uncertain whether the prices of any of the above raw materials, or any other raw materials or ingredient for that matter, will rise, or continue to rise, in the future and, if so, whether we will be able to pass on such increases to our customers. Certain of our co-packing arrangements, for instance, allow such co-packers to increase their fees based on certain of their own cost increases. From time to time, we also enter into purchase agreements for portions of our annual anticipated requirements for certain of our raw materials such as glucose, sugar and sucralose. In recent years, the United States has imposed tariffs on steel and aluminum as well as on goods imported from certain countries. The recently inaugurated U.S. presidential administration has also implemented or proposed tariffs on certain imports. Additional tariffs imposed by the United States or other countries on a broader range of imports, or further trade measures taken by other countries, retaliatory or otherwise, could result in an increase in raw material costs.

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

If we do not accurately anticipate the future demand for a particular product or the time it will take to obtain new inventory, our inventory levels may be inadequate and our results of operations may be negatively impacted. If we fail to meet our shipping schedules, we could damage our relationships with distributors and/or retailers, increase our distribution costs and/or cause sales opportunities to be delayed or lost. In order to be able to deliver our products on a timely basis, we need to maintain adequate inventory levels of the requisite products. If we produce excess inventory, we may have significant inventory writeoffs. Further, if the inventory of our products held by our distributors and/or retailers is too high, they will not place orders for additional products, which could unfavorably impact our future sales and adversely affect our operating results.

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

Many of our packaging supply contracts allow our suppliers to adjust the costs they charge us for packaging supplies based on changes in the costs of the underlying commodities that are used to produce those packaging supplies, such as aluminum for cans, PET plastic for bottles and pulp and paper for cartons and/or trays. These changes in the prices we pay for our packaging supplies occur at certain predetermined times that vary by product and supplier. In some cases, we are able to fix the prices of certain packaging supplies and/or commodities for a reasonable period. In other cases, we bear the risk of increases in the costs of these packaging supplies, including the underlying costs of the commodities that comprise these packaging supplies. We use derivative instruments to manage a portion of this risk in relation to aluminum for cans. Inflation has affected, and tariffs may affect, certain of our raw material and packaging costs, commodities and other inputs globally. If the costs of packaging supplies and other costs, such as shipping container costs and ocean and domestic freight rates, increase, we may be unable to pass these costs along to our customers through corresponding adjustments to the prices we charge, which could have a material adverse effect on our results of operations.

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

Failure to meet evolving corporate governance expectations or standards, including those related to sustainability matters, could expose us to increased costs, reputational harm, or other adverse consequences.

Regulators and stakeholders are increasingly focusing on corporate responsibility and sustainability matters, including, but not limited to, greenhouse gas emissions and other climate-related risks, sustainable packaging, water stewardship, and corporate governance and oversight. While we are actively addressing these issues and have publicly committed to setting certain sustainability-related targets, these initiatives represent our current plans and aspirations that may be refined in the future and are not guarantees that we will be able to achieve them, especially given the difficulties and expenses of implementation as well as the ever-changing regulatory and technological landscape. For example, disclosures about our sustainability-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, previously reported data has, and may continue to be, adjusted to reflect improvements in the availability and quality of internal and third-party data, changes in the nature and scope of our operations, and other changes in circumstances. If our climate-related information, processes and disclosures are incomplete or inaccurate, our reputation, business, and growth could be negatively impacted.

Furthermore, the rules, regulations, and standards set forth by various governmental and self-regulatory organizations, such as the SEC, the European Union, the Nasdaq Stock Market, and the Financial Accounting Standards Board (“FASB”), continue to evolve in scope and complexity and, at times, are inconsistent with one another, which, in turn, makes compliance more uncertain and difficult. For example, the standards used to identify and collect the data required pursuant to the European Union’s Corporate Sustainability Reporting Directive are still unclear and in development, which could result in increased costs related to complying with the changing reporting obligations and could increase our risk of failing to comply with the directive. These changing rules and regulations, along with constantly evolving stockholder expectations, have resulted in, and may continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such expectations and rules.

Our failure or perceived failure to progress or achieve our climate-related commitments, maintain sustainability practices, or comply with emerging sustainability regulations that meet developing regulatory or stakeholder expectations could harm our reputation, harm our ability to maintain or attract customers and talent, and expose us to increased scrutiny from enforcement authorities and stakeholders. Our reputation may also be harmed by the perceptions that stakeholders, regulators or other interested parties have about our action or inaction on sustainability- and corporate responsibility-related issues as well as the nature or scope of, or revisions to, our sustainability initiatives and goals. For example, we could face negative responses or backlash from governmental actors (such as anti-environmental, social and governance matters legislation) or consumers (such as boycotts or negative publicity campaigns) who disagree with our goals and initiatives. Damage to our reputation and loss of brand equity may reduce demand for our products and thus have an adverse effect on our future financial results, as well as require additional resources to rebuild our reputation and could impact our stock price.

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

Natural disasters and extreme weather conditions, such as hurricanes, wildfires, earthquakes or floods, and outbreaks of diseases (such as the COVID-19 pandemic) or other health issues, have affected, and may continue to affect, our operations and the operation of our supply chain, impact the operations of our bottlers/distributors and unfavorably impact our consumers’ ability to purchase our products. In September and October 2024, for example, Hurricanes Helene and Milton impacted sales at retail in certain states. In addition, due to flooding from Hurricane Helene, we were forced to close one of our breweries located in Brevard, North Carolina for one week and could not operate this brewery at full capacity for approximately one month. Most recently, in early 2025, we temporarily closed our AFF manufacturing facility in Southern California due to the polluted air conditions caused by the Los Angeles wildfires. While the impact of such natural disasters on our business was ultimately immaterial, similar extreme weather occurrences could negatively harm our operations and hinder our growth, especially if such events continue to occur with increased frequency.

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

In addition, public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs and may require us to make additional investments in facilities and equipment. Changes in applicable laws, regulations, standards or practices related to greenhouse gas emissions, packaging and water scarcity, as well as initiatives by advocacy groups in favor of certain climate change-related laws, regulations, standards or practices, have and may continue to result in increased compliance costs, capital expenditures and other financial obligations, which could affect our business, financial condition and results of operations. For example, the California legislature and European Commission have each adopted laws that require us to significantly increase our disclosures related to climate change and mitigation efforts and, in turn, has required us to incur additional costs to comply and impose more oversight obligations on our Board of Directors and management.

If we are not able to retain the services of our workforce, there may be an adverse effect on our operations and/or our operating performance until we find suitable replacements.

Our business is dependent, to a large extent, upon the services of our workforce. We do not maintain key person life insurance on any members of our senior management. The loss of services of any key member of our senior management team could adversely affect our business until suitable replacements can be found. There may be a limited number of personnel with the requisite skills to serve in these positions, and we may be unable to locate or employ such qualified personnel on acceptable terms.

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

We have made commitments to respect human rights, including the policies and initiatives described in our Modern Slavery Transparency Statement. Allegations, even if untrue, that we are not respecting the human rights found in the United Nations Universal Declaration of Human Rights; actual or perceived failure by our suppliers or other business partners to comply with applicable labor and workplace rights laws, including child labor laws, or their actual or perceived abuse or misuse of migrant workers; adverse publicity surrounding obesity and alcohol consumption, including alcoholism, drunk driving and associated cancer risks; and other such concerns related to our products, water usage, our environmental impact and the sustainability of our operations, labor relations, our culture and our workforce or the like could negatively affect our Company’s overall reputation and brand image, which in turn could have a negative impact on our products’ acceptance by consumers.

Government Regulation and Litigation Risks

Changes in government regulation, or a failure to comply with existing regulations, including those related to energy drinks, data protection and advertising, could adversely affect our business, financial condition and results of operations.

Legislation has been proposed and/or adopted at the U.S. federal, state and/or municipal level and proposed and/or adopted in certain foreign jurisdictions to restrict the sale of energy drinks (including, prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs, such as SNAP), limit the content or levels of caffeine and other ingredients in beverages, require certain product labeling disclosures and/or warnings, impose excise taxes, limit product size or impose age restrictions for the sale of energy drinks. For a discussion of certain of such legislation, see “Part I, Item 1 – Business – Government Regulation.” Furthermore, additional legislation may be introduced in the United States and other countries at the federal, state, provincial, local, municipal and/or supranational level in respect of each of the foregoing subject areas. Public health officials and health advocates are increasingly focused on the public health consequences associated with obesity, especially as it affects children, and are seeking legislative change to reduce the consumption of sweetened beverages. There also has been increased focus on caffeine content in beverages, and we are seeing some attention to other ingredients in energy drinks. To the extent any such legislation is enacted in one or more jurisdictions where a significant amount of our products are sold, individually or in the aggregate, it could result in a reduction in demand for, or availability of, our non-zero calorie and/or low calorie energy drinks and adversely affect our business, financial condition and results of operations.

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

Governmental agencies heavily regulate the alcohol beverage industry. In particular, such agencies monitor and regulate licensing, warehousing, trade and pricing practices, permitted and required labeling, including warning labels, signage, advertising, relations with wholesalers and retailers, and, in control states, product listings. Increased regulatory trade practice enforcement may increase in response to the Treasury Report. Both in the U.S. and in other markets, there may also be a focus on companies with established non-alcohol beverages lines of business that have expanded into the alcohol beverage industry, since marketing practices that are acceptable in the non-alcohol space may have regulatory challenges in the alcohol space (including with respect to crossover appeal from one category to another). In addition, other countries in which we may sell alcohol beverages could impose duties, excise taxes and/or other related taxes. If, in the future, we are unable to comply with certain regulations, sales of our products could decrease significantly. Additionally, if such agencies or jurisdictions, foreign or domestic, choose to implement new or revised laws, regulations, fees, taxes, or other such requirements, our business could be adversely affected. Attention to the risks of alcohol consumption has been increasing in the United States and abroad. If governmental bodies require increased additional product labeling, warning requirements, or otherwise limit the marketing or sale of our alcohol products due to their contents or allegations concerning their potential to cause adverse health effects, or our marketing of such products, our sales of alcohol beverages may be adversely affected.

Significant changes to or failure to comply with various environmental laws may expose us to liability and/or cause certain of our facilities and/or those of our co-packers to close, relocate or operate at reduced production levels, which could adversely affect our business, financial condition and results of operations.

We, and our co-packers, are subject to an ever-changing and increasingly broad array of federal, state, regional, local, and international environmental laws, including statutes and regulations, which aim to regulate emissions and impacts to air, land, and water. Our operations and those of our co-packers may result in odors, noise, or other pollutants being emitted. Failure to comply with any environmental laws or any future changes to them could result in alleged harm to employees or others near our facilities or those of our co-packers. Significant costs to satisfy environmental compliance, remediation or compensatory requirements, or the imposition of penalties or restrictions on operations by governmental agencies or courts, may adversely affect our business, financial condition, and results of operations.

Increasing international and regional concern over sustainability matters, including climate change, will likely result in new or revised laws and regulations aimed at reducing or mitigating the potential effects of greenhouse gases, restricting or increasing the costs of commercial water use due to local water scarcity concerns, or increasing mandatory reporting of certain sustainability metrics, such as recycling. If we fail to comply with applicable environmental compliance mandates or fail to meet sustainability metrics, our business operations and our reputation could be adversely impacted.

We cannot predict the effect of possible inquiries from and/or actions by litigants, attorneys general, other government agencies and/or quasi-government agencies into the production, data protection, advertising, marketing, promotion, labeling, ingredients, usage and/or sale of our products.

We are subject to the risks of litigation, investigations and/or enforcement actions by state attorneys general and/or other government and/or quasi-governmental agencies relating to the production, advertising, marketing, promotion, data protection, labeling, ingredients, usage and/or sale of our products, and we are a party, from time to time, to various government and regulatory inquiries and/or proceedings. Defending these proceedings can result in significant ongoing expenditures and the diversion of our management’s time and attention from the operation of our business, which could have a negative effect on our business operations.

In addition, from time to time, government and/or quasi-governmental agencies may investigate the safety of caffeine and other ingredients in energy drinks as well as the safety and potential adverse effects of alcohol beverages. If an inquiry by a state attorney general or other government or quasi-governmental agency finds that our products and/or the production, advertising, marketing, promotion, data protection, labeling, ingredients, usage and/or sale of such products are not in compliance with applicable laws or regulations, we may become subject to fines, product reformulations, container changes, changes in the usage or sale of our products and/or changes in our advertising, marketing, promotion, and data practices, each of which could have an adverse effect on our business, financial condition or results of operations.

Litigation regarding our products and practices, and related unfavorable media attention, could expose us to significant liabilities and reduce demand for our products, thus negatively affecting our financial results.

We have been and are a party, from time to time, to various litigation claims and legal proceedings, including, but not limited to, intellectual property, fraud, unfair business practices, false advertising, product liability, breach of contract claims, claims from prior distributors, labor and employment matters, personal injury matters, consumer class actions, securities actions, data protection matters, and shareholder derivative actions.

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

Intellectual Property, Information Technology and Data Privacy and Security Risks

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

Our use of information technology exposes us to cybersecurity attacks and other interruptions that could disrupt our business operations and adversely impact our reputation and results of operations.

We have been, and may continue to be, the subject of cybersecurity attacks. We may be subject to further attacks in the future whether we appropriately allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure. Cybersecurity attacks may be difficult to detect for periods of time, and include, but are not limited to, malicious software (malware, ransomware and viruses), phishing and social engineering, attempts to gain unauthorized access to networks, computer systems and data, malicious or negligent actions of employees (including misuse of information they are entitled to access), cyber extortion, electronic or wire fraud, and business email compromise, among others. These cybersecurity attacks may be caused by failures during routine operations, such as system upgrades, user errors, network or hardware failures, malicious or disruptive software, unintentional or malicious actions of employees or contractors, as well as cybersecurity attacks by hackers, criminal groups or nation-state organizations. Due to such constant evolving nature and methods of security threats, we cannot predict the form and nature of any future cybersecurity attack, and the cost and operational expense of implementing, maintaining and enhancing protective measures to guard against increasingly complex and sophisticated cyber threats could increase significantly.

Cybersecurity attacks could lead to disruptions in or loss of access to our data or business systems; an inability to process customer orders or lost customer orders; unauthorized release of confidential, proprietary or otherwise protected information belonging to us or our employees, customers, consumers, partners, or suppliers; lost revenues or other costs due to office, plant, production, warehouse or other facility disruption or shutdown; additional expenses, including the cost of remediating incidents or improving security measures, increased insurance costs, or ransomware payments; and corruption of data. Moreover, if our data management systems do not effectively collect, store, process and report relevant data for the operation of our business (such as due to a cybersecurity attack), our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. We also may suffer reputational damage because of lost or misappropriated confidential or proprietary information belonging to us, or employees, customers, suppliers or other third party service providers, which could result in legal action and increased regulatory oversight, including governmental inquiries, investigations, enforcement actions and regulatory fines. Any such consequences could materially and adversely affect our financial condition, results of operations and cash flows.

Although we maintain cybersecurity insurance coverage that may, subject to the policy’s terms and conditions, cover certain aspects of a breach or disruption, such insurance coverage may be insufficient to cover all cybersecurity-related losses.

Cybersecurity attacks, business interruptions and compliance issues experienced by third parties could materially and adversely affect our financial condition, results of operation and cash flows.

We rely on relationships with third parties, including suppliers, distributors, bottlers, contract packers, contractors, cloud data storage and other information technology service providers and other external business partners, for certain functions or for services in support of our operations. These third-party service providers and partners, with whom we may share data, have, and could in the future, experience cybersecurity attacks. Third parties have been, and could in the future, experience challenges complying with laws and regulation, such as data protection requirements, and interruptions to business systems, disruption to operations, and employee failures. While we have procedures in place for selecting and managing our relationships with third-party service providers and other business partners, we do not have control over their business operations or governance and compliance systems, practices and procedures. Furthermore, our management of multiple third party service providers increases our operational complexity. Third parties have and could in the future experience cybersecurity attacks that may involve data we share with them or rely on them to provide to us with respect to timely notification and access to personnel and information concerning an incident, which may complicate our efforts to resolve any issues that arise. As a result, we are subject to the risk that the activities associated with our third party service providers and partners will adversely affect our business, even if the cyber security attack does not directly impact our systems or information.

Additionally, these risks are also present in acquired businesses, joint ventures or companies that we invest in or with whom we partner. Such businesses use separate information systems or have not yet been fully integrated into our information systems.

If we fail to comply with data privacy and personal data protection laws, we could be subject to adverse publicity, government enforcement actions and/or private litigation, which may negatively impact our business and operating results.

We receive, process, transmit and store information relating to certain identified or identifiable individuals (“personal data”), including customers and current and former employees, in the ordinary course of business. As a result, we are subject to various U.S. and international laws and regulations relating to personal data. These laws are subject to change, and new personal data legislation may be enacted in other jurisdictions at any time. In the European Union, the General Data Protection Regulation (“GDPR”) includes operational requirements for companies within scope who receive or otherwise process personal data of residents of data subjects (which may not necessarily be limited to those who are residents of the European Union) and also includes significant penalties for noncompliance. Additionally, privacy laws and regulations have been adopted or are being considered by various U.S. states. These data protection laws and regulations impose operational requirements, including disclosures to consumers about personal data practices, opt-out and consent choices and required contractual terms with certain third parties.

These laws and regulations, as well as changes and new laws and regulations that apply to personal data, subject the Company to, among other things, additional costs and may require changes to our business practices, security systems, policies, and procedures. Inquiries from regulators and/or private litigation regarding our use of personal data could harm our reputation, cause loss of consumer confidence, and subject us to government enforcement actions (including fines and injunctions), which may result in potential loss of revenue, increased costs, liability for monetary damages or fines and/or criminal prosecution, thereby negatively impacting our business and operating results.

Financial Risks

Fluctuations in our effective tax rate could adversely affect our financial condition and results of operations.

We are subject to income and other taxes in both the U.S. and certain foreign jurisdictions. Therefore, we are subject to audits for multiple tax years in various jurisdictions at once.

We are in various stages of examination with certain states and certain foreign jurisdictions. Our 2021 through 2024 U.S. federal income tax returns are subject to examination by the IRS. Our state income tax returns are subject to examination for the 2020 through 2024 tax years. The United Kingdom and Ireland income tax returns are subject to examination for the 2020 through 2024 tax years.

At any given time, events may occur which change our expectation about how any such tax audits will be resolved, and thus, there could be significant variability in our quarterly and/or annual tax rates, because these events may change our plans for uncertain tax positions.

Changes in U.S. tax laws as a result of legislation proposed by a new U.S. presidential administration or U.S. Congress could affect our provision for income taxes, resulting in an adverse impact on our financial condition or results of operations. In addition, changes in the manner in which U.S. multinational corporations are taxed on foreign earnings, including changes in how existing tax laws are interpreted or enforced, could adversely affect our financial condition or results of operations. For example, the Organization for Economic Cooperation and Development (“OECD”) has recommended changes to numerous long-standing international tax principles through its base erosion and profit shifting (“BEPS”) project. These changes, to the extent adopted, may increase tax uncertainty, result in higher compliance costs and adversely affect our provision for income taxes, results of operations and/or cash flow. In connection with the OECD’s BEPS project, companies are required to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny of profits earned in various countries. Economic and political pressures to increase tax revenues in jurisdictions in which we operate, or the adoption of new or reformed tax legislation or regulation, may make resolving tax disputes more difficult, and the final resolution of tax audits and any related litigation could differ from our historical provisions and accruals, resulting in an adverse impact on our financial condition or results of operations.

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

We may be required to record a charge to earnings during the period in which we determine that our intangible assets have been impaired. Any such charge would adversely impact our results of operations. As of December 31, 2024, our goodwill totaled approximately $1.33 billion and other intangible assets totaled approximately $1.41 billion. For the year ended December 31, 2024, we recorded $86.3 million and $40.8 million of impairment charges related to goodwill and to certain other indefinite lived intangible assets, respectively.

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

For the years ended December 31, 2024, 2023 and 2022, aggregate foreign currency transaction gains (losses), including the gains or losses on forward currency exchange contracts, amounted to ($26.4) million, ($60.2) million and ($37.9) million, respectively.

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

Global economic uncertainties, including highly inflationary economies and foreign currency exchange rates and rising interest rates, affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. There can be no assurance that economic improvements will occur, or that they would be sustainable, or that they would enhance conditions in markets relevant to us. In addition, we cannot predict the duration and severity of disruptions in any of our markets or the impact they may have on our customers or business, as our expansion outside of the United States has increased our exposure to any developments or crises in African, Asian, Central and South American, European, Middle Eastern and other international markets. Unfavorable economic conditions and financial uncertainties, including economic slowdowns and recessions, and unstable political conditions, including civil unrest and governmental changes, in our major international markets could undermine global consumer confidence and reduce consumers’ purchasing power, thereby reducing demand for our products. The foregoing also includes the impact of several elections worldwide, including the 2024 U.S. elections, and the resulting policy shifts, the impact of such new policies implemented by the U.S. or other jurisdictions particularly with respect to tax and trade policies, including tariffs, and the impact of sanctions and related activities by the U.S., European Union, or other jurisdictions and any increased economic uncertainty and volatility in commodity prices that it poses.

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

Our stock price is affected by a number of factors, including stockholder expectations, financial results, the introduction of new products by us and our competitors, general economic and market conditions such as inflation, estimates and projections by the investment community and public comments by other parties, as well as many other factors, including litigation, many of which are beyond our control. We do not provide guidance on our future performance, including, but not limited to, our revenues, margins, product mix, operating expenses, net income, or earnings per share. We may be unable to achieve analysts’ net revenue and/or earnings forecasts, which are based on their own projected revenues, sales volumes and sales mixes of many product types and/or new products, certain of which are more profitable than others, as well as their own estimates of gross margin and operating expenses. There can be no assurance that we will achieve any such projected levels or mix of product sales, revenues, gross margins, operating profits, net income and/or earnings per share. As a result, our stock price is subject to significant volatility, and stockholders may not be able to sell our stock at attractive prices. In addition, periods of volatility in the market price of our stock could result in the initiation of securities class action litigation against us. During the fiscal year ended December 31, 2024, the high of our stock price was $61.23 and the low was $43.32.

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.CYBERSECURITY

Our Board recognizes the importance of maintaining the trust and confidence of our customers, consumers, employees and other stakeholders and oversees cybersecurity matters. Management plays a central role in our information security program, which is a critical component of our enterprise risk management and includes the implementation of controls generally aligned with industry best practices and applicable frameworks to identify threats, deter attacks and protect our Company assets. We also include cybersecurity training as part of our mandatory, periodic employee training program. In addition, we engage a range of cybersecurity experts, including cybersecurity auditors, assessors, and consultants, in evaluating and testing our risk management systems. These partnerships enable us to leverage specialized knowledge and insights to help ensure that our cybersecurity strategies and processes remain in line with industry best practices. Our collaboration with these third parties includes regular audits, threat assessments, and consultations on security enhancements.

Our Chief Information Officer and his team are responsible for leading our cybersecurity strategy, policy, standards, architecture, and processes. Our information security leadership team has more than 20 years of combined experience in cyber and information security matters. Our information security program is also supported by our Chief Compliance Officer and other members of senior management. We conduct periodic reviews of our program by internal and external experts with the results of those reviews reported to senior management and the Board. Moreover, the Audit Committee of our Board (the “Audit Committee”) reviews our cybersecurity matters with our Chief Information Officer at each of its quarterly meetings. We have procedures in place for selecting and managing our relationships with third-party service providers and other business partners. For example, we require certain third-party service providers and other business partners to provide us with SOC II reports that demonstrate alignment with security standards. We also actively engage with industry participants as part of our continuing efforts to evolve our cybersecurity governance.

Our information security team promptly informs our Incident Response Team of potentially material cybersecurity incidents, including with respect to our third-party service providers. The Chief Information Officer briefs our Co-Chief Executive Officers and reports to the Audit Committee. The Audit Committee, in turn and if appropriate, briefs the Board on, among other matters, our cyber risks and threats, the status of projects to strengthen our information security systems (such as employee cybersecurity training), an assessment of the information security program, and the emerging threat landscape. The Cybersecurity and Compliance Steering Committee, comprised of senior members of management, convenes on a quarterly basis to review all matters related to strengthening our cybersecurity posture and providing governance.

For a discussion regarding risks from cybersecurity threats that are reasonably likely to affect the Company, see “Part I, Item 1A – Risk Factors – Our use of information technology exposes us to cybersecurity attacks and other interruptions that could disrupt our business operations and adversely impact our reputation and results of operations,” “Cybersecurity attacks, business interruptions, and compliance issues experienced by third parties could materially and adversely affect our financial condition, results of operation and cash flows” and “If we fail to comply with data privacy and personal data protection laws, we could be subject to adverse publicity, government enforcement actions and/or private litigation, which may negatively impact our business and operating results.”

ITEM 2.PROPERTIES

As of February 14, 2025, our principal properties include the following:

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

During 2020, we purchased a three-story office building located in Uxbridge, United Kingdom. During 2024, we purchased a second three-story office building located adjacent to the first.

During 2019, we acquired a manufacturing plant and adjoining land in Athy, County Kildare, Ireland to produce and supply ingredients, including flavors, for certain of our international markets. In 2024, we acquired additional land adjoining the property and completed the construction of a new manufacturing plant thereon.

During 2019, we purchased land in San Fernando, California in order to build a new production facility to consolidate AFF’s Southern California operations. In December 2024, we substantially completed construction of this production facility, which produces certain ingredients, including flavors, for our U.S. market and certain of our international markets.

In addition, we lease many smaller office and/or warehouse/manufacturing spaces, both domestically and in certain international locations.

ITEM 3.LEGAL PROCEEDINGS

From time to time in the normal course of business, the Company is named in litigation, including labor and employment matters, personal injury matters, consumer class actions, intellectual property matters, data privacy matters, and claims, including from prior distributors. Although it is not possible to predict the ultimate outcome of such litigation, based on the facts known to the Company, management believes that such litigation in aggregate will likely not have a material adverse effect on the Company’s financial position or results of operations.

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, and any related insurance reimbursements. As of December 31, 2024, $16.8 million of loss contingencies were included in the Company’s accompanying consolidated balance sheet. As of December 31, 2023, $0.3 million of loss contingencies were included in the Company’s accompanying consolidated balance sheet.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

The Company’s common stock trades on the Nasdaq Global Select Market under the symbol, “MNST”. As of February 14, 2025, there were 973,158,896 shares of the Company’s common stock outstanding held by approximately 181 holders of record. The holders of record do not include those stockholders whose shares are held of record by banks, brokers and other financial institutions.

Stock Price and Dividend Information

We have not paid cash dividends to our stockholders since our inception and do not anticipate paying cash dividends in the foreseeable future.

Share Repurchase Programs

On November 2, 2022, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “November 2022 Repurchase Plan”). During the year ended December 31, 2024, the Company purchased approximately 4.6 million shares of common stock at an average purchase price of $51.67 per share, for a total amount of approximately $239.6 million, which exhausted the availability under the November 2022 Repurchase Plan.

On November 7, 2023, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to an additional $500.0 million of the Company’s outstanding common stock (the “November 2023 Repurchase Plan”). During the year ended December 31, 2024, the Company purchased approximately 10.6 million shares of common stock at an average purchase price of $47.16 per share, for a total amount of approximately $500.0 million, which exhausted the availability under the November 2023 Repurchase Plan.

On August 19, 2024, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to an additional $500.0 million of the Company’s outstanding common stock (the “August 2024 Repurchase Plan”). During the year ended December 31, 2024, no shares were repurchased under the August 2024 Repurchase Plan. As of February 27, 2025, $500.0 million remained available for repurchase under the August 2024 Repurchase Plan.

The aggregate amount of the Company’s outstanding common stock that remains available for repurchase under all previously authorized repurchase plans is $500.0 million as of February 27, 2025.

During the year ended December 31, 2024, 0.4 million shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $23.1 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying consolidated balance sheet at December 31, 2024.

The following tabular summary reflects the Company’s repurchase activity during the quarter ended December 31, 2024.

				Maximum Number (or
				Approximate Dollar
			Total Number of	Value) of Shares that
			Shares Purchased	May Yet Be Purchased
	Total Number		as Part of Publicly	Under the Plans or
	of Shares	Average Price	Announced Plans	Programs (In
Period	Purchased	per Share	or Programs[1]	thousands)
Oct 1 – Oct 31, 2024	—	$—	—	$500,000
Nov 1 – Nov 30, 2024	—	$—	—	$500,000
Dec 1 – Dec 31, 2024	—	$—	—	$500,000

1 On August 19, 2024, the Company publicly announced that its Board of Directors authorized the August 2024 Repurchase Plan. Board authorization of the repurchase plan remains in effect until shares in the amount authorized thereunder have been repurchased. See Item 5, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” above for more information.

Tender Offer

On May 1, 2024, the Board of Directors authorized the Company to execute a modified “Dutch auction” tender offer to repurchase up to $3.0 billion of its outstanding shares of common stock. On May 8, 2024, the Company commenced the tender offer, with such offer expiring on June 5, 2024. On June 10, 2024, the Company accepted for purchase a total of approximately 56.6 million shares of common stock at a purchase price of $53.00 per share, for an aggregate purchase price of approximately $3.0 billion. The repurchase was funded with approximately $2.25 billion of cash on hand and approximately $750 million in borrowings. The cost of these shares and the fees relating to the tender offer are included in common stock in treasury in the accompanying consolidated balance sheet at December 31, 2024.

For information concerning shares of the Company’s Common Stock authorized for issuance under the Company’s equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Performance Graph

The following graph shows a five-year comparison of cumulative total returns:1

1Annual return assumes reinvestment of dividends. Cumulative total return assumes an initial investment of $100 on December 31, 2019. The Company’s self-selected peer group is comprised of TCCC, Keurig Dr. Pepper Inc., Constellation Brands, Inc., Molson Coors Beverage Company and PepsiCo, Inc.

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

This overview provides our perspective on the individual sections of MD&A. MD&A includes the following sections:

●	Pricing Actions – a discussion of certain pricing actions implemented during 2024 and 2023;
●	Our Business – a general description of our business, the value drivers of our business, and opportunities and risks facing our Company, stock repurchases, acquisitions and divestitures;
●	Results of Operations – an analysis of our consolidated results of operations for the years ended December 31, 2024 and 2023;
●	Sales – details of our sales measured on a quarterly basis in both dollars and cases;
●	Inflation – information about the impact that inflation may or may not have on our results;
●	Liquidity and Capital Resources – an analysis of our cash flows, sources and uses of cash and contractual obligations;

●	Accounting Policies and Pronouncements – a discussion of accounting policies that require critical judgments and estimates including newly issued accounting pronouncements;
●	Forward-Looking Statements – cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from the Company’s historical results or our current expectations or projections; and
●	Market Risks – information about market risks and risk management. (See “Forward-Looking Statements” and “Part II, Item 7A – Qualitative and Quantitative Disclosures about Market Risks”).

Pricing Actions

We implemented price increases (i) effective November 1, 2024 (for core brands and packages) and April 1, 2023 (for limited pack sizes) in the United States, and (ii) at various times in certain international markets during 2024 and 2023 (collectively, the “Pricing Actions”). The Pricing Actions positively impacted gross profit margins in 2024 as compared to 2023.

Liquidity and Capital Resources

As of the date of this filing, we expect to maintain sufficient liquidity as we manage through the current environment as described in the “Liquidity and Capital Resources” section below.

Our Business

Overview

We develop, market, sell and distribute energy drink beverages and concentrates for energy drink beverages, primarily under the following brand names:

●
Monster Energy®
●
Monster Energy Ultra®
●
Rehab Monster®
●
Monster Energy® Nitro
●
Java Monster®
●
Punch Monster®
●
Juice Monster®
●
Reign Total Body Fuel®
●
Reign Inferno® Thermogenic Fuel
●
Reign Storm®
●
Bang Energy®
●
NOS®
●
Full Throttle®
● Burn® ● Mother® ● Nalu® ● Ultra Energy® ● Play® and Power Play® (stylized) ● Relentless® ● BPM® ● BU® ● Samurai® ● Live+® ● Predator® ● Fury®

We also develop, market, sell and distribute craft beers, FMBs and hard seltzers under a number of brands, including Jai Alai® IPA, Florida Man® IPA, Dale’s Pale Ale®, Wild Basin® Hard Seltzers, Dallas Blonde®, Deep EllumTM IPA, Perrin Brewing Company® Black Ale, Hop Rising® Double IPA, Wasatch® Apricot Hefeweizen, The BeastTM, Nasty Beast® Hard Tea and a host of other brands.

We also develop, market, sell and distribute still and sparkling waters under the Monster Tour Water® brand name.

Our net sales of $7.49 billion for the year ended December 31, 2024 represented record annual net sales. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $247.1 million for the year ended December 31, 2024. Net sales on a foreign currency adjusted basis increased 8.4% for the year ended December 31, 2024.

The vast majority of our net sales are derived from our Monster Energy® Drinks segment. Our Monster Energy® Drinks segment represented 91.6% and 91.8% of our net sales for the years ended December 31, 2024 and 2023, respectively. Our Strategic Brands segment represented 5.8% and 5.3% of our net sales for the years ended December 31, 2024 and 2023, respectively. Our Alcohol Brands segment represented 2.3% and 2.6% of our net sales for the years ended December 31, 2024 and 2023, respectively. Our Other segment represented 0.3% of our net sales for both years ended December 31, 2024 and 2023.

Net changes in foreign currency exchange rates had an unfavorable impact on net sales in the Monster Energy® Drinks segment of approximately $210.0 million for the year ended December 31, 2024. Net changes in foreign currency exchange rates had an unfavorable impact on net sales in the Strategic Brands segment of approximately $37.1 million for the year ended December 31, 2024.

Our growth strategy includes further developing our domestic markets, expanding our international business and growing our business into new sectors, such as the alcohol beverage sector. Net sales to customers outside the United States amounted to $2.96 billion and $2.71 billion for the years ended December 31, 2024 and 2023, respectively. Such sales were approximately 40% and 38% of net sales for the years ended December 31, 2024 and 2023, respectively. Net changes in foreign currency exchange rates had an unfavorable impact on net sales to customers outside of the United States of approximately $247.1 million for the year ended December 31, 2024. Net sales to customers outside the United States, on a foreign currency adjusted basis, increased 18.5% for the year ended December 31, 2024.

Our non-alcohol customers are primarily full service beverage bottlers/distributors, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience and gas chains, drug stores, foodservice customers, value stores, e-commerce retailers and the military. Our alcohol customers are primarily beer distributors who in turn sell to retailers within the alcohol distribution system. Percentages of our gross billings to our various customer types for the years ended December 31, 2024, 2023 and 2022 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such bottlers/distributors’ sales to their own customers.

	2024	2023	2022
U.S. full service bottlers/distributors	46%	47%	48%
International full service bottlers/distributors	41%	40%	39%
Club stores and e-commerce retailers	8%	8%	9%
Retail grocery, direct convenience, specialty chains and wholesalers	2%	2%	2%
Alcohol, value stores and other	3%	3%	2%

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

Our alcohol customers include Reyes Beverage Group, Ben E. Keith Company, J.J. Taylor Distributing, and Admiral Beverage Corporation.

A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material adverse effect on our financial condition and results of operations.

Coca-Cola Europacific Partners accounted for approximately 14%, 13% and 13% of our net sales for the years ended December 31, 2024, 2023 and 2022, respectively.

Coca-Cola Consolidated, Inc. accounted for approximately 10%, 10% and 11% of our net sales for the years ended December 31, 2024, 2023 and 2022, respectively.

Reyes Holdings, LLC accounted for approximately 9% of our net sales for the years ended December 31, 2024, 2023 and 2022.

We continue to incur expenditures in connection with the development and introduction of new products and flavors.

Value Drivers of our Business

We believe that the key value drivers of our business include the following:

●	International Growth – The introduction, development and sustained profitability of our brands internationally remains a key value driver for our corporate growth. One or more of our products are distributed in approximately 159 countries and territories worldwide.
●	Profitable Growth – We believe “functional” value-added beverage brands supported by marketing and innovation and targeted to a diverse consumer base, drive profitable growth. We are focused on increasing the profit margins for our Monster Energy® Drinks segment, our Strategic Brands segment and our Alcohol Brands segment, and believe that tailored branding, packaging, pricing and distribution channel strategies help achieve profitable growth. We are implementing these strategies with a view to continuing profitable growth.
●	Cost Management – The principal focus of cost management will continue to be on mitigating increases and/or reducing input procurement and production costs on a per-case basis, including raw material costs and co-packing fees, as well as reducing freight costs by securing additional co-packing facilities strategically localized. Another key area of focus is to decrease promotional allowances, selling and general and administrative costs, including sponsorships, sampling, promotional and marketing expenses, as a percentage of net sales.
●	Efficient Capital Structure – Our capital structure is designed to optimize our working capital in order to finance expansion, both domestically and internationally. We believe that with our strong capital position, our ability to raise funds, if necessary, at a relatively low effective cost of borrowings, provides a competitive advantage. The reduction of days outstanding for accounts receivable and inventory days on hand will remain an area of focus.

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

Net sales, gross profit, operating income, net income and net income per share represent key measurements of the above value drivers. These measurements will continue to be a key management focus in 2025 and beyond (See “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations”).

As of December 31, 2024, the Company had working capital of $2.54 billion compared to $4.43 billion as of December 31, 2023. The decrease in working capital was primarily the result of the decrease in cash and cash equivalents and short-term investments related to treasury stock repurchases for the year ended December 31, 2024. For the year ended December 31, 2024, our net cash provided by operating activities was approximately $1.93 billion as compared to $1.72 billion for the year ended December 31, 2023. Principal uses of cash flows in 2024 were purchases of treasury stock and purchases of real property, property and equipment. These principal uses of cash flows are expected to be and remain our principal recurring use of cash and working capital funds in the future (See “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”).

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

Our historical success is attributable, in part, to our introduction of different and innovative energy beverages which have been positively accepted by consumers. Our future success will depend, in part, upon our continued ability to develop and introduce different and innovative beverages that meet consumer preferences, although there can be no assurance of our ability to do so. In order to retain and expand our market share, we must continue to develop and introduce different and innovative beverages and be competitive in the areas of price, quality, method of distribution, brand image and intellectual property protection. The beverage industry is subject to changing consumer preferences that may adversely affect us if we misjudge such preferences.

In addition, other key challenges and risks that could impact our Company’s future financial results include, but are not limited to:

●	the risks associated with the realization of benefits from our relationship with TCCC;
●	profitable expansion and growth of our family of brands in the competitive market place (See “Part I, Item 1 – Business – Competition” and “Part I, Item 1 – Business – Sales and Marketing”);
●	changes in consumer preferences and demand for our products;
●	the emergence of new subcategories within the energy and/or alcohol beverage sectors that we fail (or are late) to successfully react to;
●	economic uncertainty in the United States, Europe and other countries in which we operate;
●	the risks associated with foreign currency exchange rate fluctuations;
●	maintenance of our brand image, product quality and corporate reputation;
●	increasing concern over various environmental, human rights and health matters, including obesity, caffeine and/or alcohol consumption and energy and/or alcohol drinks generally, and changes in regulation and consumer preferences in response to those concerns;
●	costs of establishing and promoting our brands internationally;
●	the risks associated with entering into new sectors in the beverage industry, in particular the alcohol beverage sector, and making acquisitions to implement our growth strategy;
●	increases in costs of raw materials used by us;

●	restrictions on imports and sources of supply, duties or tariffs, changes in related government regulations and disruptions in the timely import or export of our products and/or ingredients including flavors, flavor ingredients and supplement ingredients, due to port strikes and/or port congestion, delays due to natural disasters, pandemics, related labor issues or other importation impediments;
●	protection of our existing intellectual property portfolio of trademarks and copyrights and our continuous pursuit to develop and protect new and innovative trademarks and copyrights for our expanding product lines;
●	limitations on available quantities of aluminum cans, other packaging materials and ingredients;
●	limitations on co-packing availability and in particular, consolidation in the co-packing industry;
●	increases in ocean and domestic fuel and freight rates; and
●	the imposition of additional regulations, including regulations restricting the sale of energy or alcohol drinks, limiting caffeine or alcohol content in beverages, requiring product labeling and/or warnings, imposing excise taxes and/or sales taxes, and/or limiting product size and/or age restrictions.

See “Part I, Item 1A – Risk Factors” for additional information about risks and uncertainties facing our Company.

We believe that the following opportunities exist for us:

●	domestic and international growth potential of our products;
●	growth potential of the energy drink and alcohol beverage categories, both domestically and internationally;
●	growth potential of the affordable energy drink category;
●	planned and future new product and product line introductions with the objective of increasing sales and/or contributing to higher profitability;
●	the introduction of new package formats designed to generate strong revenue growth;
●	package, pricing and channel opportunities to increase profitable growth;
●	effective strategic positioning to capitalize on industry growth;
●	broadening distribution/expansion opportunities in both domestic and international markets;
●	launching and/or relaunching our products and new products into new domestic and international markets and channels;
●	continued focus on reducing our cost base; and
●	our entry into the alcohol category and development of our alcohol portfolio.

Results of Operations

This section of the Annual Report on Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. A detailed discussion of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

The following table sets forth key statistics for the years ended December 31, 2024, 2023 and 2022, respectively.

(In thousands, except per share amounts)				Percentage	Percentage
				Change	Change
	2024	2023	2022	24 vs. 23	23 vs. 22
Net sales[1]	$7,492,709	$7,140,027	$6,311,050	4.9%	13.1%
Cost of sales	3,443,831	3,345,821	3,136,483	2.9%	6.7%
Gross profit*[1]	4,048,878	3,794,206	3,174,567	6.7%	19.5%
Gross profit as a percentage of net sales	54.0%	53.1%	50.3%

Operating expenses	2,118,584	1,840,851	1,589,846	15.1%	15.8%
Operating expenses as a percentage of net sales	28.3%	25.8%	25.2%

Operating income[1]	1,930,294	1,953,355	1,584,721	(1.2)%	23.3%
Operating income as a percentage of net sales	25.8%	27.4%	25.1%

Interest and other income (expense), net	59,165	115,127	(12,757)	(48.6)%	1,002.5%

Income before provision for income taxes[1]	1,989,459	2,068,482	1,571,964	(3.8)%	31.6%

Provision for income taxes	480,411	437,494	380,340	9.8%	15.0%
Income taxes as a percentage of income before taxes	24.1%	21.2%	24.2%

Net income[1]	$1,509,048	$1,630,988	$1,191,624	(7.5)%	36.9%
Net income as a percentage of net sales	20.1%	22.8%	18.9%

Net income per common share:
Basic	$1.50	$1.56	$1.13	(3.8)%	38.0%
Diluted	$1.49	$1.54	$1.12	(3.4)%	38.0%

Energy Drink case sales (in thousands) (in 192‑ounce case equivalents)	846,663	769,241	701,677	10.1%	9.6%

1Includes $39.9 million, $40.0 million and $40.0 million for the years ended December 31, 2024, 2023 and 2022, respectively, related to the recognition of deferred revenue.

*Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses. We include out-bound freight and warehouse costs in operating expenses rather than in cost of sales.

Net Sales

Net sales were $7.49 billion for the year ended December 31, 2024, an increase of approximately $352.7 million, or 4.9% higher than net sales of $7.14 billion for the year ended December 31, 2023. Net sales increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand as well as due to the Pricing Actions. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $247.1 million for the year ended December 31, 2024. Net sales on a foreign currency adjusted basis increased 8.4% for the year ended December 31, 2024.

Net sales were $2.77 billion and $2.53 billion for the years ended December 31, 2024 and 2023, respectively, in EMEA, Asia Pacific (including Oceania), Latin America and the Caribbean. Net changes in foreign currency exchange rates had an unfavorable impact on net sales to customers in EMEA, Asia Pacific (including Oceania), Latin America and the Caribbean of approximately $245.2 million for the year ended December 31, 2024. Net sales on a foreign currency adjusted basis in EMEA, Asia Pacific (including Oceania), Latin America and the Caribbean increased 19.2% for the year ended December 31, 2024.

Net sales for the Monster Energy® Drinks segment were $6.86 billion for the year ended December 31, 2024, an increase of approximately $309.5 million, or 4.7% higher than net sales of $6.56 billion for the year ended December 31, 2023. Net sales for the Monster Energy® Drinks segment increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand as well as due to the Pricing Actions. Net changes in foreign currency exchange rates had an unfavorable impact on net sales for the Monster Energy® Drinks segment of approximately $210.0 million for the year ended December 31, 2024. Net sales for the Monster Energy® Drinks segment on a foreign currency adjusted basis increased 7.9% for the year ended December 31, 2024.

Net sales for the Strategic Brands segment were $432.2 million for the year ended December 31, 2024, an increase of approximately $55.6 million, or 14.8% higher than net sales of $376.6 million for the year ended December 31, 2023. Net sales for the Strategic Brands segment increased primarily due to increased worldwide sales by volume of our Burn®, Predator®, NOS® and Fury® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $37.1 million for the Strategic Brands segment for the year ended December 31, 2024. Net sales for the Strategic Brands segment on a foreign currency adjusted basis increased 24.6% for the year ended December 31, 2024. Net sales of concentrates within the Strategic Brands segment tend to have more pronounced fluctuations from period to period as compared to net sales of our finished goods within the Monster Energy® Drinks segment primarily as a result of bottler production schedules.

Net sales for the Alcohol Brands segment were $172.3 million for the year ended December 31, 2024, a decrease of approximately $12.5 million, or 6.8% lower than net sales of $184.9 million for the year ended December 31, 2023. The decrease in net sales for the year ended December 31, 2024 was primarily due to decreased sales by volume of craft beers.

Net sales for the Other segment were $23.6 million for the year ended December 31, 2024, an increase of approximately $0.1 million, or 0.3% higher than net sales of $23.5 million for the year ended December 31, 2023.

Case sales for our energy drink products, in 192-ounce case equivalents, were 846.7 million cases for the year ended December 31, 2024, an increase of approximately 77.4 million cases or 10.1% higher than case sales of 769.2 million cases for the year ended December 31, 2023. The overall average net sales per case for our energy drink products (excluding net sales of Alcohol Brands and Other segments) decreased to $8.62 for the year ended December 31, 2024, which was 4.4% lower than the average net sales per case of $9.01 for the year ended December 31, 2023. The decrease in overall average net sales per case for our energy drink products for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to higher promotional allowances as a percentage of net sales as well as geographical/product sales mix.

Case sales for our craft beers, FMBs and hard seltzers in 192-ounce equivalents, were 12.5 million cases for the year ended December 31, 2024, a decrease of approximately 0.7 million cases or 5.0% lower than case sales of 13.1 million cases for the year ended December 31, 2023. Barrel sales for our craft beers, FMBs and hard seltzers in 31 U.S. gallon equivalents, were 0.60 million barrels for the year ended December 31, 2024, a decrease of approximately 0.03 million barrels or 5.0% lower than barrel sales of 0.64 million barrels for the year ended December 31, 2023.

Gross Profit

Gross profit was $4.05 billion for the year ended December 31, 2024, an increase of approximately $254.7 million, or 6.7% higher than the gross profit of $3.79 billion for the year ended December 31, 2023. The increase in gross profit was primarily the result of the increase in net sales.

Gross profit as a percentage of net sales increased to 54.0% for the year ended December 31, 2024 from 53.1% for the year ended December 31, 2023. The increase for the year ended December 31, 2024 was primarily the result of the Pricing Actions, decreased freight-in costs and decreased aluminum can costs, partially offset by production inefficiencies.

Operating Expenses

Total operating expenses were $2.12 billion for the year ended December 31, 2024, an increase of approximately $277.7 million, or 15.1% higher than total operating expenses of $1.84 billion for the year ended December 31, 2023.

Operating expenses for the year ended December 31, 2024 included impairment charges of $138.8 million related to the Alcohol Brands segment (the “Alcohol Impairment Charges”). The Alcohol Impairment Charges were primarily the result of operating and financial performance not meeting projections due in part to challenges in the category, as well as a decrease in projected ongoing operating and financial performance. The Alcohol Impairment Charges relate primarily to goodwill and to certain other indefinite lived intangible assets as well as property and equipment.

Additionally, the increase in operating expenses was primarily due to increased general and administrative expenses of $110.0 million (primarily impairment charges related to the Alcohol Brands segment), increased selling and marketing expenses of $80.5 million (primarily sponsorships and endorsements), increased payroll expenses of $68.7 million and increased distribution expenses (including storage and warehouse) of $18.5 million.

Operating expenses as a percentage of net sales for the years ended December 31, 2024 and 2023 were 28.3% and 25.8%, respectively.

Operating Income

Operating income was $1.93 billion for the year ended December 31, 2024, a decrease of approximately $23.1 million, or 1.2% lower than operating income of $1.95 billion for the year ended December 31, 2023. Operating income as a percentage of net sales decreased to 25.8% for the year ended December 31, 2024 from 27.4% for the year ended December 31, 2023. Operating income for the year ended December 31, 2024 decreased primarily due to the Alcohol Impairment Charges partially offset by an increase in gross profit.

Operating income was $536.3 million and $409.3 million for the years ended December 31, 2024 and 2023, respectively, for our operations in EMEA, Asia Pacific (including Oceania), Latin America and the Caribbean.

Operating income for the Monster Energy® Drinks segment, exclusive of corporate and unallocated expenses, was $2.46 billion for the year ended December 31, 2024, an increase of approximately $123.7 million, or 5.3% higher than operating income of $2.34 billion for the year ended December 31, 2023. The increase in operating income for the Monster Energy® Drinks segment was primarily the result of a $233.4 million increase in gross profit.

Operating income for the Strategic Brands segment, exclusive of corporate and unallocated expenses, was $233.8 million for the year ended December 31, 2024, an increase of approximately $26.6 million, or 12.8% higher than operating income of $207.1 million for the year ended December 31, 2023. The increase in operating income for the Strategic Brands segment was primarily the result of a $35.5 million increase in gross profit.

Operating loss for the Alcohol Brands segment, exclusive of corporate and unallocated expenses, was $200.3 million for the year ended December 31, 2024, an increase of approximately $119.2 million, or 146.9% higher than operating loss of $81.1 million for the year ended December 31, 2023. The increase in the operating loss for the Alcohol Brands segment for the year ended December 31, 2024 was primarily the result of the Alcohol Impairment Charges.

Operating income for the Other segment, exclusive of corporate and unallocated expenses, was $4.6 million for the year ended December 31, 2024, an increase of approximately $1.1 million, or 30.4% higher than operating income of $3.6 million for the year ended December 31, 2023. The increase in operating income for the year ended December 31, 2024 was primarily the result of the increase in gross profit.

Interest and Other Income (Expense), net

Interest and other income (expense), net, was $59.2 million for the year ended December 31, 2024, as compared to interest and other income (expense), net, of $115.1 million for the year ended December 31, 2023. Foreign currency transaction gains (losses) were ($26.4) million and ($60.2) million for the years ended December 31, 2024 and 2023, respectively. Interest income was $115.0 million and $130.0 million for the years ended December 31, 2024 and 2023, respectively. The decrease in interest income for the year ended December 31, 2024 was primarily related to lower short- and long-term investment balances as a result of treasury stock repurchases made during the year ended December 31, 2024. Interest expense was $27.9 million and $0.4 million for the years ended December 31, 2024 and 2023, respectively. Interest and other income (expense), net included a gain on transaction of $45.4 million related to the acquisition of Bang Energy (“Bang Transaction Gain”) for the year ended December 31, 2023.

Provision for Income Taxes

Provision for income taxes was $480.4 million for the year ended December 31, 2024, an increase of $42.9 million, or 9.8% higher than the provision for income taxes of $437.5 million for the year ended December 31, 2023. The effective combined federal, state and foreign tax rate was 24.1% and 21.2% for the years ended December 31, 2024 and 2023, respectively. The increase in the effective tax rate was primarily attributable to a decrease in the stock-based compensation deduction for the year ended December 31, 2024.

Net Income

Net income was $1.51 billion for the year ended December 31, 2024, a decrease of $121.9 million, or 7.5% lower than net income of $1.63 billion for the year ended December 31, 2023. The decrease in net income for the year ended December 31, 2024 was primarily due to the Alcohol Impairment Charges.

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

Non-GAAP Financial Measures and Other Key Metrics

Gross Billings**

Gross billings were $8.74 billion for the year ended December 31, 2024, an increase of approximately $506.0 million, or 6.1% higher than gross billings of $8.23 billion for the year ended December 31, 2023. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings of approximately $246.9 million for the year ended December 31, 2024. Gross billings on a foreign currency adjusted basis increased 9.1% for the year ended December 31, 2024.

Gross billings for the Monster Energy® Drinks segment were $8.04 billion for the year ended December 31, 2024, an increase of approximately $452.1 million, or 6.0% higher than gross billings of $7.59 billion for the year ended December 31, 2023. Gross billings for the Monster Energy® Drinks segment increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand as well as due to the Pricing Actions. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings for the Monster Energy® Drinks segment of approximately $209.7 million for the year ended December 31, 2024. Gross billings for the Monster Energy® Drinks segment on a foreign currency adjusted basis increased 8.7% for the year ended December 31, 2024.

Gross billings for the Strategic Brands segment were $490.8 million for the year ended December 31, 2024, an increase of $65.5 million, or 15.4% higher than gross billings of $425.3 million for the year ended December 31, 2023. Gross billings for the Strategic Brands segment increased primarily due to increased sales by volume of our Burn®, Predator®, NOS® and Fury® brand energy drinks. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings in the Strategic Brands segment of approximately $37.2 million for the year ended December 31, 2024. Gross billings for the Strategic Brands segment on a foreign currency adjusted basis increased 24.2% for the year ended December 31, 2024.

Gross billings for the Alcohol Brands segment were $176.8 million for the year ended December 31, 2024, a decrease of $11.8 million, or 6.3% lower than gross billings of $188.6 million for the year ended December 31, 2023. The decrease in gross billings for the year ended December 31, 2024 was primarily due to decreased sales by volume of craft beers.

Gross billings for the Other segment were $23.7 million for the year ended December 31, 2024, an increase of $0.2 million, or 0.7% higher than gross billings of $23.5 million for the year ended December 31, 2023.

Promotional allowances, commissions and other expenses, as described in the footnote below, were $1.28 billion for the year ended December 31, 2024, an increase of $153.2 million, or 13.6% higher than promotional allowances, commissions and other expenses of $1.13 billion for the year ended December 31, 2023. Promotional allowances as a percentage of gross billings were 14.7% and 13.7% for the years ended December 31, 2024 and 2023, respectively.

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

The following table reconciles the non-GAAP financial measure of gross billings with the most directly comparable GAAP financial measure of net sales:

				Percentage	Percentage
(In thousands)				Change	Change
	2024	2023	2022	24 vs. 23	23 vs. 22
Gross Billings	$8,735,661	$8,229,709	$7,261,639	6.1%	13.3%
Deferred Revenue	39,935	39,955	39,969	(0.1)%	(0.0)%
Less: Promotional allowances, commissions and other expenses***	(1,282,887)	(1,129,637)	(990,558)	13.6%	14.0%
Net Sales	$7,492,709	$7,140,027	$6,311,050	4.9%	13.1%

***Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the presentation thereof does not conform to GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances for our energy drink products primarily include consideration given to our non-alcohol bottlers/distributors or retail customers including, but not limited to the following: (i) discounts granted off list prices to support price promotions to end-consumers by retailers; (ii) reimbursements given to our bottlers/distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (iii) our agreed share of fees given to bottlers/distributors and/or directly to retailers for advertising, in-store marketing and promotional activities; (iv) our agreed share of slotting, shelf space allowances and other fees given directly to retailers, club stores and/or wholesalers; (v) incentives given to our bottlers/distributors and/or retailers for achieving or exceeding certain predetermined sales goals; (vi) discounted or free products; (vii) contractual fees given to our bottlers/distributors related to sales made by us direct to certain customers that fall within the bottlers’/distributors’ sales territories; and (viii) certain commissions paid based on sales to our bottlers/distributors. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. Promotional and other allowances for our energy drink products constitute a material portion of our marketing activities. Our promotional allowance programs for our energy drink products with our numerous bottlers/distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year. The primary drivers of our promotional and other allowance activities for our energy drink products for the years ended December 31, 2024 and 2023 were (i) to increase sales volume and trial, (ii) to address market conditions, and (iii) to secure shelf and display space at retail. Promotional and other allowances for our Alcohol Brands segment primarily include price promotions where permitted.

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

	2024	2023	2022
Net Sales (in Thousands)
Quarter 1	$1,899,098	$1,698,930	$1,518,574
Quarter 2	1,900,597	1,854,961	1,655,260
Quarter 3	1,880,973	1,856,028	1,624,286
Quarter 4	1,812,041	1,730,108	1,512,930
Total	$7,492,709	$7,140,027	$6,311,050

Less: Alcohol Brands and Other segment net sales (in Thousands)
Quarter 1	$(61,603)	$(50,904)	$(21,134)
Quarter 2	(48,567)	(68,384)	(38,428)
Quarter 3	(45,714)	(49,024)	(33,265)
Quarter 4	(39,995)	(40,037)	(31,522)
Total	$(195,879)	$(208,349)	$(124,349)

Adjusted Net Sales (in Thousands)¹
Quarter 1	$1,837,495	$1,648,026	$1,497,440
Quarter 2	1,852,030	1,786,577	1,616,832
Quarter 3	1,835,259	1,807,004	1,591,021
Quarter 4	1,772,046	1,690,071	1,481,408
Total	$7,296,830	$6,931,678	$6,186,701

Energy Drink Case Volume / Sales (in Thousands)
Quarter 1	211,430	182,444	168,793
Quarter 2	212,194	198,406	184,197
Quarter 3	219,409	203,088	182,460
Quarter 4	203,630	185,303	166,227
Total	846,663	769,241	701,677

Energy Drink Adjusted Average Net Sales Per Case
Quarter 1	$8.69	$9.03	$8.87
Quarter 2	8.73	9.00	8.78
Quarter 3	8.36	8.90	8.72
Quarter 4	8.70	9.12	8.91
Total	$8.62	$9.01	$8.82

1Excludes Alcohol Brands segment and Other segment net sales.

The following represents energy drink case sales by segment for the years ended December 31:

(In thousands, except average net sales per case)	2024	2023	2022
Net sales	$7,492,709	$7,140,027	$6,311,050
Less: Alcohol Brands segment sales	(172,313)	(184,855)	(101,405)
Less: Other segment sales	(23,566)	(23,494)	(22,944)
Adjusted net sales[1]	$7,296,830	$6,931,678	$6,186,701

Case sales by segment:[1]
Monster Energy® Drinks	671,015	632,950	581,937
Strategic Brands	175,648	136,291	119,740
Total case sales	846,663	769,241	701,677
Average net sales per case - Energy Drinks	$8.62	$9.01	$8.82

1Excludes Alcohol Brands segment and Other segment net sales.

Net changes in foreign currency exchange rates had an unfavorable impact on both net sales and the overall average net sales per case for the year ended December 31, 2024.

The following represents case sales for our craft beers, FMBs and hard seltzers, in 192-ounce equivalents, for the years ended December 31:

(In thousands, except average net sales per case)	2024	2023	2022[1]
Alcohol Brands segment net sales	$172,313	$184,855	$101,405
Case sales	12,477	13,131	6,525
Average net sales per case - Alcohol Brands	$13.81	$14.08	$15.54

1For the year ended December 31, 2022, effectively from February 17, 2022 to December 31, 2022.

Inflation

Inflation had an impact on our results of operations for the year ended December 31, 2024, primarily due to domestic inflation as well as inflation related local currency price increases in certain international markets. Inflation did not have a significant impact on our results of operations for the year ended December 31, 2023. Inflation had a negative impact on our results of operations, leading to increased cost of sales and operating expenses for the year ended December 31, 2022. To mitigate the impact of inflation, we implemented the Pricing Actions.

Liquidity and Capital Resources

Cash and cash equivalents. As of December 31, 2024, we had $1.53 billion in cash and cash equivalents. Of our $1.53 billion of cash and cash equivalents held at December 31, 2024, $1.07 billion was held by our foreign subsidiaries.

Long-term debt. In May 2024, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders, which provides for senior unsecured credit facilities in an aggregate principal amount of $1.50 billion (collectively, the “Credit Facilities”). The Credit Facilities consist of a $750.0 million term loan (the “Term Loan”) and up to $750.0 million in multicurrency revolving loan commitments (the “Revolving Credit Facility”). The Term Loan matures May 2027, and the Revolving Credit Facility matures May 2029. Borrowings under the Credit Facilities may be repaid at any time during the term of the Credit Facilities and, in the case of the Revolving Credit Facility, may be reborrowed prior to the maturity date. As of December 31, 2024, borrowings of $375.0 million remained outstanding on the Term Loan. As of February 27, 2025, borrowings of $225.0 million remained outstanding on the Term Loan. As of December 31, 2024, the Revolving Credit Facility had remaining availability of $750.0 million.

We believe that cash available from operations, including our cash resources and access to credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development requirements, purchases of capital assets, purchases of equipment, purchases of real property and purchases of shares of our common stock, through at least the next 12 months. Based on our current plans, capital expenditures (exclusive of common stock repurchases) are likely to be less than $500.0 million through December 31, 2025. However, future business opportunities may cause a change in this estimate.

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

The following summarizes our cash flows for the years ended December 31, 2024, 2023 and 2022 (in thousands):

Net cash provided by (used in):
	2024	2023	2022
Operating activities	$1,928,533	$1,717,753	$887,699
Investing activities	$733,727	$(193,395)	$(161,367)
Financing activities	$(3,329,029)	$(542,599)	$(706,938)

Cash flows provided by operating activities. Cash provided by operating activities was $1.93 billion for the year ended December 31, 2024, as compared with cash provided by operating activities of $1.72 billion for the year ended December 31, 2023.

For the year ended December 31, 2024, cash provided by operating activities was primarily attributable to net income earned of $1.51 billion and adjustments for certain non-cash expenses, consisting of $127.1 million impairment of goodwill and other intangibles, $91.0 million of stock-based compensation, $80.4 million of depreciation and amortization, $13.5 million of non-cash lease expense and $8.2 million impairment of property and equipment. For the year ended December 31, 2024, cash provided by operating activities also increased due to a $211.5 million decrease in inventories, an $18.4 million increase in accrued liabilities, a $13.4 million increase in other liabilities, a $9.7 million increase in accrued promotional allowances, a $9.4 million increase in income taxes payable, a $9.0 million decrease in prepaid expenses and other assets, a $5.9 million increase in accrued compensation and a $3.1 million decrease in prepaid income taxes. For the year ended December 31, 2024, cash used in operating activities was primarily attributable to a $93.9 million increase in accounts receivable, a $61.5 million decrease in accounts payable and a $17.4 million decrease in deferred revenue.

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

Cash flows provided by (used in) investing activities. Net cash provided by investing activities was $733.7 million for the year ended December 31, 2024, as compared to cash used in investing activities of $193.4 million for the year ended December 31, 2023.

For both the years ended December 31, 2024 and 2023, cash provided by investing activities was primarily attributable to sales of available-for-sale investments. For both the years ended December 31, 2024 and 2023, cash used in investing activities was primarily attributable to purchases of available-for-sale investments. For the year ended December 31, 2023, cash used in investing activities included $363.4 million related to the acquisition of Bang Energy. To a lesser extent, for both the years ended December 31, 2024 and 2023, cash used in investing activities also included the acquisition of real property, fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software, equipment used for sales and administrative activities, certain leasehold improvements, improvements to real property as well as the acquisition, defense and maintenance of trademarks. We expect to continue to use a portion of our cash in excess of our requirements for operations to purchase short-term and long-term investments, leasehold improvements, the acquisition of capital equipment (specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products), to develop our brand in international markets and for other corporate purposes. From time to time, we may also use cash to purchase additional real property related to our beverage business and/or acquire compatible businesses.

Cash flows used in financing activities. Cash used in financing activities was $3.33 billion for the year ended December 31, 2024 as compared to cash used in financing activities of $542.6 million for the year ended December 31, 2023. The cash flows used in financing activities for both the years ended December 31, 2024 and 2023 was primarily the result of the repurchases of our common stock. In addition, the cash flows used in financing activities for the year ended December 31, 2024, were attributable to repayments on the Credit Facilities. The cash provided by financing activities for the year ended December 31, 2024 was primarily attributable to borrowings under the Credit Facilities and, to a lesser extent, the issuance of our common stock under our stock-based compensation plans. The cash flows provided by financing activities for the year ended December 31, 2023 was primarily attributable to the issuance of our common stock under our stock-based compensation plans.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of December 31, 2024:

	Payments due by period (in thousands)
		Less than	1‑3	3‑5	More than
Obligations	Total	1 year	years	years	5 years
Contractual Obligations[1]	$474,811	$258,010	$138,727	$77,979	$95
Finance Leases	4,355	4,313	25	17	—
Operating Leases	64,374	14,868	22,091	15,564	11,851
Credit Facilities	375,000	—	—	375,000	—
Purchase Commitments[2]	415,887	399,936	15,951	—	—
	$1,334,427	$677,127	$176,794	$468,560	$11,946

1Contractual obligations include our obligations related to sponsorships and other commitments.

2Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms but are generally satisfied within one year.

In addition, approximately $2.6 million of unrecognized tax benefits have been recorded as liabilities as of December 31, 2024. It is expected that the amount of unrecognized tax benefits will not significantly change within the next 12 months. As of December 31, 2024, we had $0.7 million of accrued interest and penalties related to unrecognized tax benefits.

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

The following summarizes our most significant critical accounting estimates:

Goodwill – The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not amortized; instead, goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If the Company reasonably determines that it is more-likely-than-not that the fair value is less than the carrying value, the Company performs its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. Application of the goodwill impairment test requires significant judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated through the use of a discounted cash flow methodology. This analysis requires significant assumptions, including discount rate, projected future revenues, projected future operating margins and terminal growth rates. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. The Company will recognize an impairment for the amount by which the carrying amount exceeds a reporting unit’s fair value. For the year ended December 31, 2024, goodwill impairment charges of $86.3 million were recorded related to the Alcohol Brands reporting unit. Subsequent to the impairment charges recorded, there is no remaining goodwill for the Alcohol Brands reporting unit. As of December 31, 2024, the accumulated goodwill impairment balance was $86.3 million related entirely to the Alcohol Brands reporting unit. For the years ended December 31, 2023 and 2022, there were no goodwill impairments recorded and there were no accumulated impairment balances.

Other Intangibles – In accordance with FASB ASC 350, intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists. Recoverability of indefinite-lived intangible assets is determined on a relief from royalty methodology, which is based on the implied royalty paid, at an appropriate discount rate, to license the use of an asset rather than owning the asset. The present value of the after-tax cost savings (i.e. royalty relief) indicates the estimated fair value of the asset. Any excess of the carrying value over the estimated fair value is recognized as an impairment loss equal to that excess. This analysis requires significant assumptions, including discount rate, projected future revenues and terminal growth rates. A significant change in any or a combination of the assumptions used to estimate fair value of our indefinite-lived intangible assets could have a negative impact on the estimated fair values. The Company amortizes its trademarks with finite useful lives over their respective useful lives. For the years ended December 31, 2024 and 2023, impairment charges of $40.8 million and $38.7 million were recorded to intangibles primarily related to trademarks in our Alcohol Brands segment. For the year ended December 31, 2022, an impairment charge of $2.2 million was recorded to intangibles.

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

Forward-Looking Statements

Certain statements made in this report may constitute forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) regarding the expectations of management with respect to revenues, profitability, adequacy of funds from operations and our existing credit facility, among other things. All statements containing a projection of revenues, income (loss), earnings (loss) per share, capital expenditures, dividends, capital structure or other financial items, a statement of management’s plans and objectives for future operations, or a statement of future economic performance contained in management’s discussion and analysis of financial condition and results of operations, including statements related to new products, volume growth and statements encompassing general optimism about future operating results and non-historical information, are forward-looking statements within the meaning of the Exchange Act. Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “plans,” “expects,” “estimates” and similar expressions are intended to identify forward-looking statements.

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside our control and involve a number of risks, uncertainties and other factors, that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

●	Lack of anticipated demand for our products in domestic and/or international markets;
●	Our ability to sustain the current level of sales of and/or achieve growth for our Monster Energy®, Reign Total Body Fuel®, Reign Storm®, Bang Energy® and NOS® brand energy drinks and/or our other products, including our Strategic Brands and Alcohol Brands;
●	Decreased demand for our products resulting from changes in consumer preferences, including, but not limited to: changes in demand for different packages, sizes and configurations; changes due to perceived health concerns such as obesity, ingredients in our products or packaging, and alcohol abuse; changes due to product safety concerns; and/or changes due to decreased consumer discretionary spending power;
●	The impact on our business of competitive products and pricing pressures and our ability to increase or maintain our market share as a result of actions by competitors, including unsubstantiated and/or misleading claims, false advertising claims and tortious interference, as well as competitors selling misbranded products;
●	Our ability to recognize the anticipated benefits of the acquisition of the Bang Energy® business;
●	Our ability to rationalize brands acquired from Monster Brewing Company;
●	Our ability to achieve profitability within our Alcohol Brands segment;
●	Our ability to absorb, mitigate or pass on cost increases to our bottlers/distributors and/or customers and/or consumers;
●	The impact of rising costs, interest rates, and inflation on the discretionary income of our consumers;
●	Changes in U.S. trade policies as a result of any legislation proposed by the recently inaugurated U.S. presidential administration or U.S. Congress, which include tariffs on aluminum;
●	The impact of military conflicts, including supply chain disruptions, volatility in commodity and energy prices, increased economic uncertainty and escalating geopolitical tensions;
●	Fluctuations in growth and/or growth rates (positive or negative) of the domestic and international energy drink categories generally, including in the convenience and gas channel (which is our largest channel) and the impact on demand for our products resulting from deteriorating economic conditions and/or financial uncertainties, including a slowdown in consumer spending generally or reduced demand for consumer goods;
●	The impact of temporary or permanent facility closures, production slowdowns and disruptions in operations experienced by our manufacturing facilities, our suppliers, bottlers/distributors, co-packers, and/or breweries, including any material disruptions on the production and distribution of our products;
●	Disruption to our and/or our co-packers’ manufacturing facilities and operations due to severe weather, natural disasters, climate change, labor-related issues, production difficulties, capacity limitations, cybersecurity incidents or other causes, which could impair our ability to produce or deliver finished products, resulting in a negative impact on our operating results;
●	Our ability to modify our manufacturing facilities to comply with safety, health, environmental, and other regulations;
●	The consolidation of co-packers leading us to increasingly rely on fewer co-packing groups, certain of which account for a large percentage of our co-packing capacity for our Monster Energy® drinks;
●	The impact of logistical issues and delays, including shortages of shipping containers and port of entry congestion;
●	We have extensive commercial arrangements with TCCC and, as a result, our future performance is substantially dependent on the success of our relationship with TCCC;
●	The consequence of TCCC’s bottlers/distributors distributing Coca-Cola brand energy drinks, possible reductions in the number of our SKUs carried by such bottlers/distributors and/or such bottlers/distributors imposing limitations on distributing new product SKUs;
●	The effect of TCCC being one of our significant stockholders and the potential divergence of TCCC’s interests from those of our other stockholders;
●	Our ability to maintain relationships with TCCC system bottlers/distributors and manage their ongoing commitment to focus on our non-alcohol products;
●	Disruptions in distribution channels and/or declines in sales due to the termination and/or insolvency of existing and/or new domestic and/or international bottlers/distributors;
●	Fluctuations in our inventory levels or those of our bottlers/distributors, planned or otherwise, and the resultant impact on our revenues;
●	Unfavorable regulations, including taxation, age restrictions imposed on the sale, purchase, or consumption of our products, marketing restrictions, product registration requirements, tariffs, trade restrictions, container size limitations and/or ingredient restrictions;

●	The effect of inquiries from, and/or actions by, state attorneys general, the Federal Trade Commission (the “FTC”), the FDA, the Bureau of Alcohol, Tobacco, Firearms and Explosives (the “ATF”), municipalities, city attorneys, other government agencies, quasi-government agencies, government officials (including members of the U.S. Congress) and/or analogous central and local agencies and other authorities in the foreign countries in which our products are manufactured and/or distributed into the advertising, marketing, promotion, ingredients, sale and/or consumption of our products, including voluntary and/or required changes to our business practices;
●	Our ability to comply with laws, regulations and evolving industry standards regarding consumer privacy and data use and security, including, but not limited to, with respect to the General Data Protection Regulation and the California Consumer Privacy Act of 2018;
●	Our ability to achieve profitability and/or repatriate cash from certain of our operations outside the United States;
●	Our ability to manage legal and regulatory requirements in foreign jurisdictions, potential difficulties in staffing and managing foreign operations and potentially higher incidence of fraud or corruption and credit risk of foreign customers and/or bottlers/distributors;
●	Our ability to produce our products in international markets in which they are sold, thereby reducing freight costs and/or product damages;
●	Our ability to effectively manage our inventories and/or our accounts receivables;
●	Our foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities denominated in currencies other than the U.S. dollar, which will continue to increase as foreign sales increase;
●	Changes in accounting standards may affect our reported profitability;
●	Implications of the Organization for Economic Cooperation and Development’s base erosion and profit shifting project;
●	Any proceedings that may be brought against us by the SEC, the FDA, the FTC, the ATF or other governmental or quasi-governmental agencies or bodies;
●	The outcome and/or possibility of future shareholder derivative actions or shareholder securities litigation that may be filed against us and/or against certain of our officers and directors, and the possibility of other private shareholder litigation;
●	The outcome of product liability or consumer fraud litigation and/or class action litigation (or its analog in foreign jurisdictions) regarding the safety of our products and/or the ingredients in our products and/or claims made in connection with our products and/or alleging false advertising, marketing and/or promotion, and the possibility of future product liability and/or class action lawsuits;
●	Exposure to significant liabilities due to litigation, legal or regulatory proceedings, including litigation directed at the energy and alcohol beverage industries generally or at the Company in particular;
●	Intellectual property injunctions;
●	Unfavorable resolution of possible tax matters;
●	Uncertainty and volatility in the domestic and global economies, including risk of counterparty default or failure;
●	Our ability to address any significant deficiencies or material weakness in our internal controls over financial reporting;
●	Our ability to continue to generate sufficient cash flows to support our expansion plans and general operating activities;
●	The sufficiency of our existing capital resources and credit facilities;
●	Our anticipated use of our existing cash resources and our ability to obtain additional financing in the future;
●	Adverse publicity surrounding obesity, alcohol consumption, and other health concerns related to our products, product safety and quality, water usage, environmental impact and sustainability, human rights, our culture, workforce and labor and workplace laws;
●	Our ability to meet or comply with sustainability-related expectations, standards, and regulations, including laws implemented by the California legislature and directives adopted by the European Commission;
●	Changes in demand that are weather or season related and/or for other reasons, including changes in product category and/or package consumption;
●	Changes in cost and availability of certain key ingredients including aluminum cans, as well as disruptions to the supply chain, as a result of climate change and poor or extreme weather conditions;
●	The impact of unstable political conditions, civil unrest, large scale terrorist acts, the outbreak or escalation of armed hostilities, major natural disasters and extreme weather conditions (such as wildfires or hurricanes), widespread outbreaks of infectious diseases (such as the COVID-19 pandemic), or unforeseen economic and political changes and local or international catastrophic events;
●	The impact on our business of trademark and trade dress infringement proceedings brought against us relating to any of our brands, which could result in an injunction barring us from selling certain of our products and/or require changes to be made to our current trade dress;
●	Our ability to implement and/or maintain price increases, including through reductions in promotional allowances;
●	An inability to achieve volume growth through product and packaging initiatives;

●	Our ability to implement our growth strategy, including expanding our business in existing and new sectors, such as the alcohol beverage sector;
●	The inherent operational risks presented by the alcohol beverage industry that may not be adequately covered by insurance or lead to litigation relating to alcohol marketing, advertising, or distribution practices, alcohol abuse problems and other health consequences arising from excessive consumption of or other misuse of alcohol, including death;
●	Our inability to transition distribution agreements in our Alcohol Brands segment and/or the impact of higher costs to change distributors for our alcohol beverages;
●	The impact of criticism of our products and/or the energy drink and/or alcohol beverage markets generally and/or legislation enacted (whether as a result of such criticism or otherwise) that restricts the marketing or sale of energy drinks and/or alcohol beverages (including prohibiting the sale of energy and/or alcohol drinks at certain establishments or pursuant to certain governmental programs), limits caffeine or alcohol content in beverages, requires certain product labeling disclosures and/or warnings, imposes excise and/or sales taxes, limits product sizes and/or imposes age restrictions for the sale of energy and/or alcohol drinks;
●	Our ability to comply with and/or resulting lower consumer demand and/or lower profit margins for energy drinks and/or alcohol beverages due to proposed and/or future U.S. federal, state and local laws and regulations and/or proposed or existing laws and regulations in certain foreign jurisdictions and/or any changes therein, including changes in taxation requirements (including tax rate changes, new tax laws, new and/or increased excise, sales and/or other taxes on our products and revised tax law interpretations) and environmental laws, as well as the Federal Food, Drug, and Cosmetic Act and regulations or rules made thereunder or in connection therewith by the FDA. In addition, our business may be adversely impacted by changes in other food, drug or similar laws in the United States and internationally as well as laws and regulations or rules made or enforced by the ATF and/or the FTC or their foreign counterparts;
●	Disruptions in the timely import or export of our products and/or ingredients including flavors, flavor ingredients and supplement ingredients due to port congestion, strikes and related labor issues or otherwise;
●	Our ability to satisfy all criteria set forth in any model energy and/or alcohol drink guidelines, including, without limitation, those adopted by the American Beverage Association, of which we are a member, and/or any international beverage associations and the impact that our failure to satisfy such guidelines may have on our business;
●	The effect of unfavorable or adverse public relations, press, articles, comments and/or media attention;
●	Changes in the cost, quality and availability of containers, packaging materials, aluminum cans or kegs, the Midwest and other premiums, raw materials, including flavors and flavor ingredients, and other ingredients and juice concentrates, co-packing fees, and our ability to obtain and/or maintain favorable supply arrangements and relationships and procure timely and/or sufficient production of all or any of our products to meet customer demand;
●	Any shortages that may be experienced in the procurement of containers and/or other raw materials including, without limitation, water, flavors, flavor ingredients, supplement ingredients, aluminum cans generally, to a limited extent PET containers, 24-ounce aluminum cap cans, 19.2-ounce cans and 550ml BRE aluminum cans with resealable ends;
●	Our ability to access, secure and purify sufficient supplies of quality water;
●	Limitations in procuring sufficient quantities of aluminum cans;
●	In order to secure sufficient quantities of aluminum cans and sufficient co-packing availability in the future, we may be required to commit to minimum purchase volumes and/or minimum co-packing volumes. In the event that we over-estimate future demand for our products and therefore may not purchase such minimum quantities in full, or utilize such minimum co-packing volumes in full, we may incur claims and/or costs or losses in respect of such shortfalls;
●	The impact on our cost of sales of corporate activity among the limited number of suppliers from whom we purchase certain raw materials;
●	Our ability to pass on to our customers all or a portion of any increases in the costs of raw materials, ingredients, commodities and/or other cost inputs affecting our business;
●	Our ability to penetrate new domestic and/or international markets and/or gain approval or mitigate the delay in securing approval for the sale of our products in various countries;
●	The effectiveness of sales and/or marketing efforts by us and/or by the bottlers/distributors of our products, most of whom distribute products that may be regarded as competitive with our products;
●	Unilateral decisions by bottlers/distributors, buying groups, convenience and gas chains, grocery chains, mass merchandisers, specialty chain stores, e-commerce retailers, e-commerce websites, club stores and other customers to discontinue carrying all or any of our products that they are carrying at any time, restrict the range of our products they carry, impose restrictions or limitations on the sale of our products and/or the sizes of containers of our products and/or devote less resources to the sale of our products;
●	The impact of certain activities by competitors and others to persuade regulators and/or retailers and/or customers in certain countries to reduce the permitted or maximum container sizes for our products from those currently being sold and marketed by us;

●	The impact of possible trading disputes between our bottler/distributors and their customers and/or one or more buying groups which may result in the delisting of certain of our products, temporarily or otherwise;
●	The effects of retailer consolidation on our business and our ability to successfully adapt to the rapidly changing retail landscape, including, but not limited to, competition from new entrants, consolidations by competitors and retailers, and other competitive activities;
●	Our ability to adapt to the changing retail landscape with the rapid growth in e-commerce retailers;
●	The effects of bottler/distributor consolidation on our business;
●	The costs and/or effectiveness, now or in the future, of our sponsorships and endorsements, marketing and promotional strategies;
●	The success of our sports marketing, social media and other general marketing endeavors both domestically and internationally;
●	Possible product recalls and/or reformulations of certain of our products and/or market withdrawals of certain of our products due to defective packaging and/or non-compliant formulas or production in one or more jurisdictions;
●	The failure of our bottlers and/or co-packers to manufacture our products on a timely basis or at all;
●	Our ability to make suitable arrangements and/or procure sufficient capacity for the co-packing of any of our products both domestically and internationally, the timely replacement of discontinued co-packing arrangements and/or limitations on co-packing availability, including for retort production;
●	Our ability to make suitable arrangements for the timely procurement of non-defective raw materials;
●	Our inability to protect and/or the loss of our intellectual property rights and/or our inability to use our trademarks, trade names or designs and/or trade dress in certain countries;
●	Volatility of stock prices which may restrict stock sales, stock purchases or other opportunities as well as negatively impact the motivation of equity award grantees;
●	Provisions in our organizational documents and/or control by insiders which may prevent changes in control even if such changes would be beneficial to other stockholders;
●	Any disruption in and/or lack of effectiveness of our information technology systems, including a breach of cyber security, that disrupts our business or negatively impacts customer relationships, as well as cybersecurity incidents involving data shared with or by third parties; and
●	Succession plans for and/or the recruitment and retention of senior management, other key employees and our employee base in general.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business our financial position is routinely subject to a variety of risks. The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are fluctuations in commodity and other input prices affecting the costs of our raw materials (including, but not limited to, increases in the costs of aluminum cans, as well as sugar, sucralose and other sweeteners, glucose, sucrose, juice concentrates, milk, cream, coffee, tea, hops, malt and yeast, all of which are used in some or many of our products), fluctuations in energy and fuel prices, tariffs, as well as limitations in the availability of aluminum cans and certain other raw materials and packaging materials. We generally do not use hedging agreements or alternative instruments to manage the risks associated with securing sufficient ingredients or raw materials. We are also subject to market risks with respect to the cost of commodities and other inputs because our ability to recover increased costs through higher pricing is limited by the competitive environment in which we operate.

We do not use derivative financial instruments to protect ourselves from fluctuations in interest rates and, except for aluminum, generally do not hedge against fluctuations in commodity prices.

Our net sales to customers outside of the United States were approximately 40% and 38% of consolidated net sales for the years ended December 31, 2024 and 2023, respectively. Our growth strategy includes expanding our international business. As a result, we are subject to risks from changes in foreign currency exchange rates. During the year ended December 31, 2024, we entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts entered into by us as of December 31, 2024 have terms of three months or less. We do not enter into forward currency exchange contracts for speculation or trading purposes.

We have not designated our foreign currency exchange contracts as hedge transactions under FASB ASC 815. Therefore, gains and losses on our foreign currency exchange contracts are recognized in interest and other income (expense), net, in the consolidated statements of income, and are largely offset by the changes in the fair value of the underlying economically hedged item. We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates as of December 31, 2024 to be significant.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required to be furnished in response to this Item 8 follows the signature page and Index to Exhibits hereto at pages 72 through 118.

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

Management’s Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our management’s evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation.

Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Monster Beverage Corporation and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Monster Beverage Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), (the COSO criteria). In our opinion, Monster Beverage Corporation and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Monster Beverage Corporation and Subsidiaries as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index in Item 15(a) (collectively referred to as the “financial statements”) of the Company and our report dated February 28, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Irvine, California
February 28, 2025

ITEM 9B.OTHER INFORMATION

During the three-months ended December 31, 2024, none of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICITONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding our directors is included under the caption “Proposal One – Election of Directors” in our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024 (the “2025 Proxy Statement”) and is incorporated herein by reference.

Information concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Delinquent Section 16(a) Reports” in our 2025 Proxy Statement and is incorporated herein by reference.

Information concerning the Audit Committee and the Audit Committee Financial Expert is reported under the caption “Audit Committee; Report of the Audit Committee; Duties and Responsibilities” in our 2025 Proxy Statement and is incorporated herein by reference.

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

Monster Beverage Corporation

1 Monster Way

Corona, CA 92879

(951) 739-6200

(800) 426-7367

ITEM 11.EXECUTIVE COMPENSATION

Information concerning the compensation of our directors and executive officers and Compensation Committee Interlocks and Insider Participation is reported under the captions “Compensation Discussion and Analysis,” and “Compensation Committee,” respectively, in our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The disclosure set forth in Item 5, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities”, of this report is incorporated herein.

Information concerning the beneficial ownership of the Company’s Common Stock of (a) those persons known to the Company to be the beneficial owners of more than 5% of the Company’s common stock; (b) each of the Company’s directors and nominees for director; and (c) the Company’s executive officers and all of the Company’s current directors and executive officers as a group is reported under the caption “Principal Stockholders and Security Ownership of Management” in our 2025 Proxy Statement and is incorporated herein by reference.

Information concerning shares of the Company’s Common Stock authorized for issuance under the Company’s equity compensation plans is reported under the caption “Employee Equity Compensation Plan Information” in our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is reported under the caption “Certain Relationships and Related Transactions and Director Independence” in our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning our accountant fees and our Audit Committee’s pre-approval of audit and permissible non-audit services of independent auditors is reported under the captions “Principal Accounting Firm Fees” and “Pre-Approval of Audit and Non-Audit Services,” respectively, in our 2025 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Form 10-K:

ITEM 16.FORM 10-K SUMMARY

None.

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

10.3

Credit Agreement dated as of May 22, 2024 among Monster Beverage Corporation, Monster Energy Company, Monster Energy US LLC, JP Morgan Chase Bank, N.A., as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to our Form 8-K dated May 23, 2024).

10.4	Form of Indemnification Agreement (to be provided by Monster Beverage Corporation to its directors and officers) (incorporated by reference to Exhibit 10.1 to our Form 8-K dated June 11, 2019).
10.5+

Form of Restricted Stock Unit Agreement pursuant to the Monster Beverage Corporation 2017 Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.4 to our Form 10-K dated March 1, 2021).

10.6+	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to our Form 10-Q dated August 9, 2011).
10.7+	Monster Beverage Corporation 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K dated May 24, 2011).
10.8+	Employment Agreement between Monster Beverage Corporation and Rodney C. Sacks (incorporated by reference to Exhibit 10.1 to our Form 8-K dated March 19, 2014).
10.9+	Employment Agreement between Monster Beverage Corporation and Hilton H. Schlosberg (incorporated by reference to Exhibit 10.2 to our Form 8-K dated March 19, 2014).
10.10+	Employment Agreement between Monster Energy Company and Emelie Tirre (incorporated by reference to Exhibit 10.1 to our Form 8-K dated June 14, 2024).
10.11+	Form of Stock Option Agreement for grants under the Monster Beverage Corporation 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to our Form 10-K dated March 1, 2018).
10.12+

Form of Stock Option Agreement of Co-Chief Executive Officers for grants under the Monster Beverage Corporation 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to our Form 10-K dated March 1, 2018).

10.13+

Form of 2020 Annual Incentive Award Agreement for grants under the Monster Beverage Corporation 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 10-Q dated May 11, 2020).

10.14+

Form of Performance Share Unit Award Agreement for grants under the Monster Beverage Corporation 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to our Form 10-Q dated May 11, 2020).

10.15+	Form of Restricted Stock Unit Agreement for grants under the Monster Beverage Corporation 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13 to our Form 10-K dated March 1, 2021).

10.16+

Form of Restricted Stock Unit Agreement of Co-Chief Executive Officers for grants under the Monster Beverage Corporation 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14 to our Form 10-K dated March 1, 2021).

10.17+	Monster Beverage Corporation 2020 Omnibus Incentive Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A, filed April 21, 2020).
10.18+

Monster Beverage Corporation 2017 Compensation Plan for Non-Employee Directors as Amended and Restated on February 23, 2022 (incorporated by reference to Exhibit 10.1 to our Form 10-Q dated May 6, 2022).

10.19+	Monster Beverage Corporation Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.2 to our Form S-8 dated June 21, 2017).
10.20+	Amended and Restated Monster Beverage Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.14 to our Form 10-K dated March 1, 2018).
10.21+	Form of Stock Option Award Agreement for grants under the Monster Beverage Corporation 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 10-Q dated May 7, 2021).
10.22+	Form of Annual Incentive Award Agreement for grants under the Monster Beverage Corporation 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to our Form 10-Q dated May 7, 2021).
10.23+

Form of Performance Share Unit Award Agreement for grants under the Monster Beverage Corporation 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to our Form 10-Q dated May 7, 2021).

10.24+

Form of Restricted Stock Unit Award Agreement for grants under the Monster Beverage Corporation 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to our Form 10-Q dated May 7, 2021).

19.1*	Monster Beverage Corporation Insider Trading Policy, effective as of June 22, 2023.
21*	Subsidiaries
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm
23.2*	Consent of Ernst & Young LLP, independent registered public accounting firm
31.1*	Certification by Co-Chief Executive Officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Co-Chief Executive Officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification by Chief Financial Officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Monster Beverage Corporation Clawback Policy, effective as of December 1, 2023 (incorporated by reference to Exhibit 97 to our Form 10-K dated February 29, 2024).
101*

The following materials from Monster Beverage Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 are furnished herewith, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2024 and 2023, (ii) Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022, and (vi) Notes to Consolidated Financial Statements.

104*

The cover page from Monster Beverage Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

*	Filed herewith.
+	Management contract or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION

/s/ RODNEY C. SACKS	Rodney C. Sacks	Date: February 28, 2025
Chairman of the Board of
Directors and Co-Chief
Executive Officer

/s/ HILTON H. SCHLOSBERG	Hilton H. Schlosberg	Date: February 28, 2025
Vice Chairman of the Board of
Directors and Co-Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RODNEY C. SACKS	Chairman of the Board of	February 28, 2025
Rodney C. Sacks	Directors and Co-Chief Executive
Officer (principal executive officer)

/s/ HILTON H. SCHLOSBERG	Vice Chairman of the Board of Directors	February 28, 2025
Hilton H. Schlosberg	and Co-Chief Executive Officer (principal
executive officer)

/s/ THOMAS J. KELLY	Chief Financial Officer (principal financial	February 28, 2025
Thomas J. Kelly	officer, principal accounting officer)

/s/ ANA DEMEL	Director	February 28, 2025
Ana Demel

/s/ JAMES L. DINKINS	Director	February 28, 2025
James L. Dinkins

/s/ WILLIAM W. DOUGLAS III	Director	February 28, 2025
William W. Douglas III

/s/ GARY P. FAYARD	Director	February 28, 2025
Gary P. Fayard

/s/ MARK J. HALL	Director	February 28, 2025
Mark J. Hall

/s/ TIFFANY M. HALL	Director	February 28, 2025
Tiffany M. Hall

/s/ JEANNE P. JACKSON	Director	February 28, 2025
Jeanne P. Jackson

/s/ STEVEN G. PIZULA	Director	February 28, 2025
Steven G. Pizula

/s/ MARK S. VIDERGAUZ	Director	February 28, 2025
Mark S. Vidergauz

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Monster Beverage Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Monster Beverage Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index in Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2025 expressed an unqualified opinion thereon.

Change in Accounting Principle and Stock Split Adjustments

We have audited the adjustments to the 2022 consolidated financial statement footnotes to retrospectively apply the effects from the adoption of Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, as described in Note 1. Additionally, as described in Note 1, in 2023 the Company’s Board of Directors approved a two-for-one stock split distributed in the form of a stock dividend, and all references to number of shares and per share information in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis. We have also audited the adjustments that were retrospectively applied to restate the number of shares and per share information reflected in the 2022 consolidated financial statements. In our opinion, the adjustments for the change in accounting principle and stock split described above are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2022 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2022 consolidated financial statements taken as a whole.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosure to which it relates.

Accrued Promotional Allowances
Description of the Matter

The Company recorded $267.7 million in accrued promotional allowances as of December 31, 2024. As described in Notes 1 and 3 of the consolidated financial statements, the Company’s promotional allowances are calculated based on various programs and agreements with its bottlers/distributors and retail customers, and accruals are established at the time of the initial product sale. These accruals are based on agreed-upon terms as well as the Company’s historical experience with similar programs. Promotional allowances for the Company’s energy drink products primarily include consideration given to its non-alcohol bottlers/distributors or retail customers. The promotional expenditures are recorded as a reduction to net sales in the period the underlying sale occurs.

Auditing the accrued promotional allowances was challenging due to the amount of data utilized to compute the accrual as a result of the number of bottlers/distributors and retail customers.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of management’s controls over promotional allowances. We also tested controls over management’s review of the amount of the recorded promotional allowances and tested management’s controls to validate the completeness and accuracy of data used in management’s estimate.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2023.

Irvine, California
February 28, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Monster Beverage Corporation

Corona, California

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the stock split and segment disclosures required by Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), as discussed in Note 1 to the consolidated financial statements, the consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of Monster Beverage Corporation and subsidiaries (the “Company”) for the year ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”) (the 2022 financial statements before the effects of the retrospective adjustments discussed in Note 1 to the financial statements are not presented herein). In our opinion, the 2022 financial statements, before the effects of the adjustments to retrospectively apply the stock split and segment disclosures required by ASU 2023-07 discussed in Note 1 to the financial statements, present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the stock split or retrospective adjustments to segment disclosures discussed in Note 1 to the financial statements, and accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by the successor auditor.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2024 AND 2023 (In Thousands, Except Par Value)

	December 31,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,533,287	$2,297,675
Short-term investments	—	955,605
Accounts receivable, net	1,221,646	1,193,964
Inventories	737,107	971,406
Prepaid expenses and other current assets	107,262	116,195
Prepaid income taxes	42,202	54,151
Total current assets	3,641,504	5,588,996

INVESTMENTS	—	76,431
PROPERTY AND EQUIPMENT, net	1,047,024	890,796
DEFERRED INCOME TAXES, net	184,260	175,003
GOODWILL	1,331,643	1,417,941
OTHER INTANGIBLE ASSETS, net	1,414,252	1,427,139
OTHER ASSETS	100,406	110,216
Total Assets	$7,719,089	$9,686,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$466,775	$564,379
Accrued liabilities	220,764	183,988
Accrued promotional allowances	267,711	269,061
Deferred revenue	45,809	41,914
Accrued compensation	92,454	87,392
Income taxes payable	4,006	14,955
Total current liabilities	1,097,519	1,161,689

DEFERRED REVENUE	179,008	204,251

OTHER LIABILITIES	110,893	91,838

LONG-TERM DEBT	373,951	—

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 5,000,000 shares authorized; 1,126,329 shares issued and 973,079 shares outstanding as of December 31, 2024; 1,122,592 shares issued and 1,041,571 shares outstanding as of December 31, 2023	5,632	5,613
Additional paid-in capital	5,144,922	4,975,115
Retained earnings	7,448,784	5,939,736
Accumulated other comprehensive loss	(269,487)	(125,337)
Common stock in treasury, at cost; 153,250 shares and 81,021 shares as of December 31, 2024 and December 31, 2023, respectively	(6,372,133)	(2,566,383)
Total stockholders’ equity	5,957,718	8,228,744
Total Liabilities and Stockholders’ Equity	$7,719,089	$9,686,522

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

(In Thousands, Except Per Share Amounts)

	2024	2023	2022

NET SALES	$7,492,709	$7,140,027	$6,311,050

COST OF SALES	3,443,831	3,345,821	3,136,483

GROSS PROFIT	4,048,878	3,794,206	3,174,567

OPERATING EXPENSES	2,118,584	1,840,851	1,589,846

OPERATING INCOME	1,930,294	1,953,355	1,584,721

INTEREST AND OTHER INCOME (EXPENSE), NET	59,165	115,127	(12,757)

INCOME BEFORE PROVISION FOR INCOME TAXES	1,989,459	2,068,482	1,571,964

PROVISION FOR INCOME TAXES	480,411	437,494	380,340

NET INCOME	$1,509,048	$1,630,988	$1,191,624

NET INCOME PER COMMON SHARE:
Basic	$1.50	$1.56	$1.13
Diluted	$1.49	$1.54	$1.12

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	1,004,566	1,044,887	1,053,558
Diluted	1,013,107	1,057,981	1,066,442

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022 (In Thousands)

	2024	2023	2022
Net income, as reported	$1,509,048	$1,630,988	$1,191,624
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	(140,941)	24,241	(85,021)
Change in net unrealized gain (loss) on available-for-sale investments	758	5,085	(4,887)
Change in net gain (loss) on commodity derivatives	(3,967)	4,410	—
Other comprehensive income (loss)	(144,150)	33,736	(89,908)
Comprehensive income	$1,364,898	$1,664,724	$1,101,716

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022 (In Thousands)

					Accumulated
					Other			Total
	Common Stock		Additional	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Paid-in Capital	Earnings	(Loss) Income	Shares	Amount	Equity
Balance, January 1, 2022	1,280,086	$6,400	$4,649,420	$7,809,549	$(69,165)	(221,440)	$(5,829,253)	$6,566,951
Stock-based compensation	—	—	63,387	—	—	—	—	63,387
Stock options/awards	3,602	18	63,997	—	—	—	—	64,015
Unrealized gain (loss), net on available-for-sale securities	—	—	—	—	(4,887)	—	—	(4,887)
Repurchase of common stock	—	—	—	—	—	(17,648)	(771,028)	(771,028)
Foreign currency translation	—	—	—	—	(85,021)	—	—	(85,021)
Net income	—	—	—	1,191,624	—	—	—	1,191,624
Balance, December 31, 2022	1,283,688	$6,418	$4,776,804	$9,001,173	$(159,073)	(239,088)	$(6,600,281)	$7,025,041
Stock-based compensation	—	—	67,664	—	—	—	—	67,664
Stock options/awards	8,904	45	130,222	—	—	—	—	130,267
Unrealized gain (loss), net on available-for-sale securities	—	—	—	—	5,085	—	—	5,085
Retirement of treasury stock	(170,000)	(850)	425	(4,692,425)	—	170,000	4,692,850	—
Repurchase of common stock	—	—	—	—	—	(11,933)	(658,952)	(658,952)
Foreign currency translation	—	—	—	—	24,241	—	—	24,241
Net gain (loss) on commodity derivatives	—	—	—	—	4,410	—	—	4,410
Net income	—	—	—	1,630,988	—	—	—	1,630,988
Balance, December 31, 2023	1,122,592	$5,613	$4,975,115	$5,939,736	$(125,337)	(81,021)	$(2,566,383)	$8,228,744
Stock-based compensation	—	—	90,853	—	—	—	—	90,853
Stock options/awards	3,737	19	78,954	—	—	—	—	78,973
Unrealized gain (loss), net on available-for-sale securities	—	—	—	—	758	—	—	758
Repurchase of common stock	—	—	—	—	—	(72,229)	(3,805,750)	(3,805,750)
Foreign currency translation	—	—	—	—	(140,941)	—	—	(140,941)
Net gain (loss) on commodity derivatives	—	—	—	—	(3,967)	—	—	(3,967)
Net income	—	—	—	1,509,048	—	—	—	1,509,048
Balance, December 31, 2024	1,126,329	$5,632	$5,144,922	$7,448,784	$(269,487)	(153,250)	$(6,372,133)	$5,957,718

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022 (In Thousands)

	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,509,048	$1,630,988	$1,191,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,434	68,898	61,241
Non-cash lease expense	13,521	9,043	7,337
Loss (gain) on disposal of property and equipment	3,328	166	(185)
Gain on Bang Transaction	—	(45,382)	—
Impairment of goodwill and other intangibles	127,098	38,700	2,200
Impairment of property and equipment	8,184	4,336	—
Stock-based compensation	90,985	68,836	64,109
Deferred income taxes	(11,705)	2,040	48,182
Effect on cash of changes in operating assets and liabilities net of acquisitions:
Accounts receivable	(93,915)	(163,158)	(128,981)
Inventories	211,503	7,898	(347,712)
Prepaid expenses and other assets	8,959	(10,215)	(38,268)
Prepaid income taxes	3,062	(18,833)	(4,439)
Accounts payable	(61,491)	112,786	49,765
Accrued liabilities	18,371	(10,393)	(30,419)
Accrued promotional allowances	9,736	8,418	50,821
Accrued compensation	5,947	13,398	3,729
Income taxes payable	9,438	1,748	(16,860)
Other liabilities	13,390	22,951	(4,540)
Deferred revenue	(17,360)	(24,472)	(19,905)
Net cash provided by operating activities	1,928,533	1,717,753	887,699

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of available-for-sale investments	1,377,915	2,029,737	2,252,355
Purchases of available-for-sale investments	(342,121)	(1,620,718)	(1,847,067)
Acquisition of Bang Energy	—	(363,385)	—
Acquisition of Monster Brewing, net of cash	—	—	(329,472)
Purchases of property and equipment	(264,074)	(221,428)	(188,726)
Proceeds from sale of property and equipment	2,732	2,520	1,313
Additions to intangibles	(42,360)	(13,296)	(23,427)
Decrease (increase) in other assets	1,635	(6,825)	(26,343)
Net cash provided by (used in) investing activities	733,727	(193,395)	(161,367)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments) borrowings on short-term debt	(8,223)	(13,914)	75
Borrowings on credit facilities	750,000	—	—
Payments on credit facilities	(375,000)	—	—
Payments for debt issuance costs	(2,904)	—	—
Issuance of common stock	78,973	130,267	64,015
Purchases of common stock held in treasury	(3,771,875)	(658,952)	(771,028)
Net cash used in financing activities	(3,329,029)	(542,599)	(706,938)

Effect of exchange rate changes on cash and cash equivalents	(97,619)	8,775	(38,715)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(764,388)	990,534	(19,321)
CASH AND CASH EQUIVALENTS, beginning of year	2,297,675	1,307,141	1,326,462
CASH AND CASH EQUIVALENTS, end of year	$1,533,287	$2,297,675	$1,307,141

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$25,270	$363	$431
Income taxes	$476,223	$423,224	$379,998

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS:

Included in accrued liabilities as of December 31, 2024, 2023 and 2022 were additions to other intangible assets of $5.0 million, $15.4 million and $9.4 million, respectively.

Included in accounts payable as of December 31, 2024, 2023 and 2022 were property and equipment purchases of $6.3 million, $16.9 million and $2.9 million, respectively.

Included in accounts receivable as of December 31, 2023 and 2022 were sales of available-for-sale short-term investments of $3.0 million and $15.2 million, respectively.

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

1.ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Monster Beverage Corporation (the “Company”) was incorporated in the state of Delaware. The Company is a holding company and has no operating business except through its consolidated subsidiaries.

Nature of Operations – The Company develops, markets, sells and distributes energy drink beverages and concentrates for energy drink beverages, primarily under the following brand names: Monster Energy®, Monster Energy Ultra®, Rehab Monster®, Monster Energy® Nitro, Java Monster®, Punch Monster®, Juice Monster®, Reign Total Body Fuel®, Reign Inferno® Thermogenic Fuel, Reign Storm®, Bang Energy®, NOS®, Full Throttle®, Burn®, Mother®, Nalu®, Ultra Energy®, Play® and Power Play® (stylized), Relentless®, BPM®, BU®, Samurai®, Live+®, Predator® and Fury®.

The Company also develops, markets, sells and distributes still and sparkling waters under the Monster Tour Water® brand name.

The Company also develops, markets, sells and distributes craft beers, flavored malt beverages (“FMBs”) and hard seltzers under a number of brands, including Jai Alai® IPA, Florida Man® IPA, Dale’s Pale Ale®, Wild Basin® Hard Seltzers, Dallas Blonde®, Deep EllumTM IPA, Perrin Brewing Company® Black Ale, Hop Rising® Double IPA, Wasatch® Apricot Hefeweizen, The BeastTM, Nasty Beast® Hard Tea and a host of other brands.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Investments – The Company’s investments in debt securities are classified as either held-to-maturity, available-for-sale or trading, in accordance with FASB ASC 320. Held-to-maturity securities are those securities that the Company has the positive intent and ability to hold until maturity. Trading securities are those securities that the Company intends to sell in the near term. All other securities not included in the held-to-maturity or trading category are classified as available-for-sale. Held-to-maturity securities are recorded at amortized cost which approximates fair market value. Trading securities are carried at fair value with unrealized gains and losses charged to earnings. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded within accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. Under FASB ASC 326-30-35, a security is considered to be impaired if the fair value of the security is less than its amortized cost basis. Where the decline in fair value below the amortized cost basis has resulted from a credit loss, the Company will record an impairment relating to credit losses through an allowance for credit losses. The allowance is limited by the amount that the fair value is less than the amortized cost basis. Impairment that has not been recorded through an allowance for credit losses is recorded through other comprehensive income (loss), net of applicable taxes. The Company evaluates whether the decline in fair value of its investments has resulted from credit loss or other factors at each quarter-end. This evaluation consists of a review by management and includes market pricing information and maturity dates for the securities held, market and economic trends in the industry and information on the issuer’s financial condition and, if applicable, information on the guarantors’ financial condition. Factors considered in determining whether an impairment has resulted from credit loss or other factors include the length of time and extent to which the investment’s fair value has been less than its cost basis, the financial condition and near-term prospects of the issuer and guarantors, including any specific events which may influence the operations of the issuer and the Company’s intent and ability to retain the investment for a reasonable period of time sufficient to allow for any anticipated recovery of fair value.

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

Property and Equipment – Property and equipment are stated at cost. Depreciation of furniture and fixtures, office and computer equipment, equipment, real property and vehicles is based on their estimated useful lives (generally five to thirty years) and is calculated using the straight-line method. Amortization of leasehold improvements is based on the lesser of their estimated useful lives or the terms of the related leases and is calculated using the straight-line method. Normal repairs and maintenance costs are expensed as incurred. Expenditures that materially increase values or extend useful lives are capitalized. The related costs and accumulated depreciation of disposed assets are eliminated and any resulting gain or loss on disposition is included in net income.

Goodwill – The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not amortized; instead, goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If the Company reasonably determines that it is more-likely-than-not that the fair value is less than the carrying value, the Company performs its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The Company will recognize an impairment for the amount by which the carrying amount exceeds a reporting unit’s fair value. For the year ended December 31, 2024, goodwill impairment charges of $86.3 million were recorded related to the Alcohol Brands reporting unit. Subsequent to the impairment charges recorded, there is no remaining goodwill for the Alcohol Brands reporting unit. As of December 31, 2024, the accumulated goodwill impairment balance was $86.3 million related entirely to the Alcohol Brands reporting unit. For the years ended December 31, 2023 and 2022 there were no goodwill impairments recorded and there are no accumulated impairment balances.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Other Intangibles – Other Intangibles are comprised primarily of trademarks that represent the Company’s exclusive ownership of the Monster Energy®, ®, Monster Energy Ultra®, Unleash the Beast!®, Rehab Monster®, Java Monster®, Punch Monster®, Juice Monster®, Monster Energy® Nitro, Reign Total Body Fuel®, Reign Inferno®, Reign Storm®, Predator®, Fury®, NOS®, Full Throttle®, Burn®, Mother®, Nalu®, Ultra Energy®, Play® and Power Play® (stylized), Relentless®, BPM®, BU®, Samurai®, Bang Energy®, Monster Tour Water®, Oskar Blues Brewery®, Cigar City®, Deep Ellum Brewing Co®, Perrin Brewing Company®, Squatters®, Wasatch®, Jai Alai®, Dale’s Pale Ale®, Dallas Blonde®, Wild Basin®, Dale’s®, Mama’s Little Yella Pils®, Hop Rising®, The BeastTM, The Beast Unleashed® and Nasty Beast® Hard Tea trademarks, all used in connection with the manufacture, sale and distribution of beverages. The Company also owns a number of other trademarks, flavors and formulas in the United States, as well as in a number of countries around the world. In accordance with FASB ASC 350, intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of its indefinite-lived assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. The Company amortizes its trademarks with finite useful lives over their respective useful lives. External legal costs incurred in the defense of the Company’s trademarks are capitalized when the future economic benefit of the intangible asset will be increased, and a successful defense is probable. In the event of a successful defense, the settlements received are netted against the external legal costs that were capitalized. The external legal costs incurred and settlements received may not occur in the same period. For the years ended December 31, 2024, 2023 and 2022, impairment charges of $40.8 million, $38.7 million and $2.2 million, respectively, were recorded to indefinite-lived intangibles.

The Company presently has more than 21,400 registered trademarks and pending applications in various countries worldwide, and the Company applies for new trademarks on an ongoing basis. The Company regards its trademarks, service marks, copyrights, domain names, trade dress and other intellectual property as very important to its business. The Company considers Monster®, Monster Energy®, ®, Monster Energy Ultra®, Unleash the Beast!®, Rehab Monster®, Java Monster®, Punch Monster®, Juice Monster®, Monster Energy® Nitro, Reign Total Body Fuel®, Reign Inferno®, Reign Storm®, BU®, Nalu®, NOS®, Full Throttle®, Burn®, Mother®, Ultra Energy®, Play® and Power Play® (stylized), Relentless®, Predator®, Fury®, Live+®, BPM®, Samurai®, Bang Energy®, Monster Tour Water®, Oskar Blues Brewery®, Cigar City®, Deep Ellum Brewing Co®, Perrin Brewing Company®, Squatters®, Wasatch®, Jai Alai®, Dale’s Pale Ale®, Dallas Blonde®, Wild Basin®, Dale’s®, Hop Rising®, The BeastTM, The Beast Unleashed® and Nasty Beast® Hard Tea to be its core trademarks. The Company also owns the intellectual property of its most important flavors for certain of its Monster Energy® Brand energy drinks in perpetuity.

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

Long-Lived Assets – Management regularly reviews property and equipment and other long-lived assets, including certain definite-lived intangible assets, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, management then prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated using the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. For the years ended December 31, 2024 and 2023, impairment charges of $8.2 million and $4.3 million, respectively, were recognized on property and equipment related to the Company’s alcohol products. For the year ended December 31, 2022, there were no impairment indicators identified. Long-lived assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell.

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

Foreign Currency Translation and Transactions – The accounts of the Company’s foreign subsidiaries are translated in accordance with FASB ASC 830. Foreign currency transaction gains and losses are recognized in other income (expense), net, at the time they occur. Net foreign currency exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries whose functional currency is not the U.S. dollar are recorded as a part of accumulated other comprehensive income (loss) in stockholders’ equity. Unrealized foreign currency exchange gains and losses on certain intercompany transactions that are of a long-term investment nature (i.e., settlement is not planned or anticipated in the foreseeable future) are also recorded in accumulated other comprehensive income (loss) in stockholders’ equity. During the years ended December 31, 2024, 2023 and 2022, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries non-functional currency denominated assets and liabilities. All foreign currency exchange contracts outstanding as of December 31, 2024 have terms of three months or less. The Company does not enter into forward currency exchange contracts for speculation or trading purposes.

The Company has not designated its foreign currency exchange contracts as hedge transactions under FASB ASC 815. Therefore, gains and losses on the Company’s foreign currency exchange contracts are recognized in interest and other income (expense), net, in the consolidated statements of income, and are largely offset by the changes in the fair value of the underlying economically hedged item. For the years ended December 31, 2024, 2023 and 2022, aggregate foreign currency transaction gains (losses), including the gains or losses on forward currency exchange contracts, amounted to ($26.4) million, ($60.2) million and ($37.9) million, respectively, and have been recorded in interest and other income(expense), net, in the accompanying consolidated statements of income.

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

Operating Expenses – Operating expenses include selling expenses such as distribution expenses to transport products to customers and warehousing expenses after manufacture, as well as expenses for advertising, sampling and in-store demonstration costs, costs for merchandise displays, point-of-sale materials and premium items, sponsorship expenses, other marketing expenses and design expenses. Operating expenses also include such costs as payroll costs, travel costs, professional service fees including legal fees, termination payments made to certain of the Company’s prior distributors, impairment charges on goodwill and other intangible assets, depreciation and other general and administrative costs.

Freight-Out Costs – For the years ended December 31, 2024, 2023 and 2022, freight-out costs amounted to $224.2 million, $223.6 million and $249.2 million, respectively, and have been recorded in operating expenses in the accompanying consolidated statements of income.

Advertising and Promotional Expenses – The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. A significant amount of the Company’s promotional expenses result from payments under sponsorship and endorsement contracts. Accounting for sponsorship and endorsement payments is based upon specific contract provisions. Generally, sponsorship and endorsement payments are expensed on a straight-line basis over the term of the contract after giving recognition to the periodic performance compliance provisions of the contracts. Advertising and promotional expenses, including, but not limited to, production costs amounted to $584.1 million, $528.9 million and $460.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. Advertising and promotional expenses that are not subject to FASB ASC 606 are included in operating expenses in the accompanying consolidated statements of income.

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

The Coca-Cola Company (“TCCC”), through certain wholly-owned subsidiaries (the “TCCC Subsidiaries”), accounted for approximately 3%, 2% and 2% of the Company’s net sales for the years ended December 31, 2024, 2023 and 2022, respectively.

Coca-Cola Europacific Partners accounted for approximately 14%, 13% and 13% of the Company’s net sales for the years ended December 31, 2024, 2023 and 2022, respectively.

Coca-Cola Consolidated, Inc. accounted for approximately 10%, 10% and 11% of the Company’s net sales for the years ended December 31, 2024, 2023 and 2022, respectively.

Reyes Holdings, LLC accounted for approximately 9% of the Company’s net sales for the years ended December 31, 2024, 2023 and 2022.

Credit Risk – The Company sells its products nationally and internationally, primarily to bottlers and full service beverage distributors (“bottlers/distributors”), retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience and gas chains, drug stores, foodservice customers, value stores, e-commerce retailers and the military. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for estimated credit losses, and historically, such losses have been within management’s expectations.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Recent Accounting Pronouncements – In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023. The Company adopted ASU 2023-07 on January 1, 2024, which did not have a material impact on the Company’s financial position, results of operations and liquidity.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update primarily require more detailed disclosures related to the rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact ASU 2023-09 will have on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The amendments in this update require the Company to disaggregate key expense categories such as purchases of inventory, employee compensation, depreciation and intangible asset amortization within its financial statements. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact ASU 2024-03 will have on its consolidated financial statements.

2.ACQUISITION

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

3.REVENUE RECOGNITION

Revenues are accounted for in accordance with FASB ASC 606 “Revenue from Contracts with Customers”. The Company has four operating and reportable segments: (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is primarily comprised of the Company’s Monster Energy® drinks, Reign Total Body Fuel® high performance energy drinks, Reign Storm® total wellness energy drinks and Bang Energy® drinks, (ii) Strategic Brands segment (“Strategic Brands”), which is primarily comprised of the various energy drink brands acquired from The Coca-Cola Company (“TCCC”) in 2015 as well as the Company’s affordable energy brands, Predator® and Fury®, (iii) Alcohol Brands segment (“Alcohol Brands”), which is comprised of various craft beers, FMBs and hard seltzers and (iv) Other segment (“Other”), which is comprised of certain products sold by American Fruits and Flavors, LLC, a wholly-owned subsidiary of the Company, to independent third-party customers (the “AFF Third-Party Products”).

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The Company’s Alcohol Brands segment primarily generates operating revenues by selling kegged and ready-to-drink canned beers, FMBs and hard seltzers primarily to beer distributors in the United States.

The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. Certain of the Company’s bottlers/distributors may also perform a separate function as a co-packer on the Company’s behalf. In such cases, control of the Company’s products passes to such bottlers/distributors when they notify the Company that they have taken possession or transferred the relevant portion of the Company’s finished goods. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of December 31, 2024 and 2023.

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

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by geographical markets and reportable segments:

	Year Ended December 31, 2024
				Latin
			Asia Pacific	America
	U.S. and		(including	and
Net Sales	Canada	EMEA[1]	Oceania)	Caribbean	Total
Monster Energy® Drinks	$4,320,026	$1,399,461	$500,145	$644,965	$6,864,597
Strategic Brands	205,948	163,905	40,891	21,489	432,233
Alcohol Brands	172,313	—	—	—	172,313
Other	23,566	—	—	—	23,566
Total Net Sales	$4,721,853	$1,563,366	$541,036	$666,454	$7,492,709

	Year Ended December 31, 2023
				Latin
			Asia Pacific	America
	U.S. and		(including	and
Net Sales	Canada	EMEA[1]	Oceania)	Caribbean	Total
Monster Energy® Drinks	$4,202,537	$1,257,471	$484,459	$610,622	$6,555,089
Strategic Brands	199,183	133,188	29,990	14,228	376,589
Alcohol Brands	184,855	—	—	—	184,855
Other	23,494	—	—	—	23,494
Total Net Sales	$4,610,069	$1,390,659	$514,449	$624,850	$7,140,027

	Year Ended December 31, 2022
				Latin
			Asia Pacific	America
	U.S. and		(including	and
Net Sales	Canada	EMEA[1]	Oceania)	Caribbean	Total
Monster Energy® Drinks	$3,806,351	$1,105,302	$426,800	$494,758	$5,833,211
Strategic Brands	184,844	123,440	29,386	15,820	353,490
Alcohol Brands[2]	101,405	—	—	—	101,405
Other	22,944	—	—	—	22,944
Total Net Sales	$4,115,544	$1,228,742	$456,186	$510,578	$6,311,050

1Europe, Middle East and Africa (“EMEA”)

2Effectively from February 17, 2022 to December 31, 2022

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Contract Liabilities

Amounts received from certain bottlers/distributors at inception of their distribution contracts or at the inception of certain sales/marketing programs are accounted for as deferred revenue. As of December 31, 2024 and 2023, the Company had $224.8 million and $246.2 million of deferred revenue, respectively, which is included in current and long-term deferred revenue in the Company’s accompanying consolidated balance sheet. During the years ended December 31, 2024, 2023 and 2022, $39.9 million, $40.0 million and $40.0 million, respectively, of deferred revenue, was recognized in net sales. See Note 11.

4.LEASES

The Company leases identified assets consisting primarily of office and warehouse space, warehouse equipment and vehicles. Leases are classified as either finance leases or operating leases based on criteria in FASB ASC 842. The Company’s leases have remaining lease terms of less than one year to nine years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year.

The components of lease cost for the years ended December 31, 2024, 2023 and 2022 were as follows:

	2024	2023	2022
Operating lease cost	$15,796	$12,060	$8,641
Short-term lease cost	8,940	5,545	3,705
Variable lease cost	885	861	773

Finance leases:
Amortization of right-of-use assets	1,874	1,259	545
Interest on lease liabilities	227	255	24
Finance lease cost	2,101	1,514	569

Total lease cost	$27,722	$19,980	$13,688

Supplemental cash flow information for the years ended December 31, 2024, 2023 and 2022 was as follows:

	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$14,980	$10,634	$8,164
Operating cash outflows from finance leases	227	255	24
Financing cash outflows from finance leases	8,223	6,346	2,091

ROU assets obtained in exchange for lease obligations:
Finance leases	6,020	12,010	1,897
Operating leases	9,651	30,342	22,962

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Supplemental balance sheet information was as follows:

		December 31,	December 31,
	Balance Sheet Location	2024	2023
Operating leases:
Right-of-use assets	Other assets	$55,240	$58,845

Current lease liabilities	Accrued liabilities	$12,530	$11,088
Noncurrent lease liabilities	Other liabilities	43,857	48,459
Total operating lease liabilities		$56,387	$59,547

Finance leases:
Right-of-use assets	Property and equipment, net	$6,129	$11,147

Current lease liabilities	Accrued liabilities	$4,211	$6,449
Noncurrent lease liabilities	Other liabilities	38	19
Total finance lease liabilities		$4,249	$6,468

Weighted-average remaining lease term and weighted-average discount rate for the Company’s leases were as follows:

	December 31,	December 31,
	2024	2023
Weighted-average remaining lease term in years:
Operating leases	5.5	6.3
Finance leases	0.8	0.7

Weighted-average discount rate:
Operating leases	4.8%	4.7%
Finance leases	5.5%	6.3%

The following table outlines maturities of the Company’s lease liabilities as of December 31, 2024:

	Undiscounted Future Lease Payments
	Operating Leases	Finance Leases
2025	$14,868	$4,313
2026	11,514	14
2027	10,577	11
2028	8,759	11
2029	6,805	6
2030 and thereafter	11,851	—
Total lease payments	64,374	4,355
Less imputed interest	(7,987)	(106)
Total	$56,387	$4,249

As of December 31, 2024, the Company did not have any significant leases that had not yet commenced.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

5.INVESTMENTS

The Company held no short-term or long-term investments at December 31, 2024. The following table summarizes the Company’s investments at December 31, 2023.

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

During the years ended December 31, 2024, 2023 and 2022, realized gains or losses recognized on the sale of investments were not significant.

The Company’s investments at December 31, 2023 carried investment grade credit ratings.

The Company held no short-term or long-term investments at December 31, 2024. The following table summarizes the underlying contractual maturities of the Company’s investments at December 31, 2023.

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

6.FAIR VALUE OF CERTAIN FINANCIAL ASSETS AND LIABILITIES

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

The following tables present the fair value of the Company’s financial assets and liabilities that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

December 31, 2024	Level 1	Level 2	Level 3	Total
Cash	$1,103,647	$—	$—	$1,103,647
Money market funds	396,306	—	—	396,306
Certificates of deposit	—	33,334	—	33,334
Foreign currency derivatives	—	799	—	799
Commodity derivatives	—	(785)	—	(785)
Total	$1,499,953	$33,348	$—	$1,533,301

Amounts included in:
Cash and cash equivalents	$1,499,953	$33,334	$—	$1,533,287
Accounts receivable, net	—	5,991	—	5,991
Other assets	—	6	—	6
Accrued liabilities	—	(5,952)	—	(5,952)
Other liabilities	—	(31)	—	(31)
Total	$1,499,953	$33,348	$—	$1,533,301

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

December 31, 2023	Level 1	Level 2	Level 3	Total
Cash	$1,105,701	$—	$—	$1,105,701
Money market funds	960,873	—	—	960,873
Certificates of deposit	—	33,824	—	33,824
Commercial paper	—	163,774	—	163,774
Corporate bonds	—	264,208	—	264,208
Municipal securities	—	361	—	361
U.S. government agency securities	—	159,585	—	159,585
U.S. treasuries	—	641,385	—	641,385
Foreign currency derivatives	—	(1,083)	—	(1,083)
Commodity derivatives	—	4,410	—	4,410
Total	$2,066,574	$1,266,464	$—	$3,333,038

Amounts included in:
Cash and cash equivalents	$2,066,574	$231,101	$—	$2,297,675
Short-term investments	—	955,605	—	955,605
Accounts receivable, net	—	4,618	—	4,618
Other assets	—	316	—	316
Investments	—	76,431	—	76,431
Accrued liabilities	—	(1,607)	—	(1,607)
Total	$2,066,574	$1,266,464	$—	$3,333,038

At December 31, 2024, the Company held no short-term or long-term investments. At December 31, 2023, all of the Company’s short-term and long-term investments were classified within Level 1 or Level 2 of the fair value hierarchy. The Company’s valuation of its Level 1 investments is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments is based on other observable inputs, specifically a market approach which utilizes valuation models, pricing systems, mathematical tools and other relevant information for the same or similar securities. The Company’s valuation of its Level 2 foreign currency exchange contracts is based on quoted market prices of the same or similar instruments, adjusted for counterparty risk. There were no transfers between Level 1 and Level 2 measurements during the years ended December 31, 2024 and 2023, and there were no changes in the Company’s valuation techniques.

Assets recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis include items such as property and equipment, goodwill and other intangible assets. These assets are measured at fair value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The fair value of trademarks was determined using the relief-from-royalty method. The fair value of reporting units was determined using a discounted cash flow analysis and a market approach. Determining the fair value of trademarks and reporting units required the use of significant judgment, including royalty rates, discount rates, assumptions in the Company’s long-term business plan about future revenue and expenses, capital expenditures, and changes in working capital, which are dependent on internal forecasts and estimation of the long-term growth rate. These plans take into consideration factors including historical experience, anticipated future economic conditions, and expectations for the industry and markets in which the Company participates. Inputs used to estimate these fair values included significant unobservable inputs that reflect the Company’s assumptions about the inputs that market participants would use and, therefore, the fair value assessments are classified within Level 3 of the fair value hierarchy. See Note 10.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

7.DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company accounts for its derivative instruments and hedging activities under ASC 815, “Derivatives and Hedging.” The following table presents the fair values of the Company’s derivative instruments:

	Fair value
Derivatives designated as	December 31,	December 31,
hedging instruments	2024	2023	Balance Sheet location
Assets:
Commodity contracts	$1,884	$4,480	Accounts receivable, net
Commodity contracts	$6	$316	Other assets
Liabilities:
Commodity contracts	$(2,644)	$(386)	Accrued liabilities
Commodity contracts	$(31)	$—	Other liabilities

	Fair value
Derivatives not designated as	December 31,	December 31,
hedging instruments	2024	2023	Balance Sheet location
Assets:
Foreign currency exchange contracts	$4,107	$138	Accounts receivable, net
Liabilities:
Foreign currency exchange contracts	$(3,308)	$(1,221)	Accrued liabilities

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

The Company has entered into commodity hedge contracts to mitigate the price risk associated with a portion of its forecasted aluminum purchases. These derivative instruments were designated as part of the Company’s commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of aluminum. The total notional values of derivatives that were designated and qualified for this program were $127.0 million and $98.3 million as of December 31, 2024 and 2023, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following table presents the impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income (“OCI”), AOCI and earnings:

Year ended December 31, 2024
Derivatives designated as	Gain (loss)	Location of gain (loss)	Gain (loss) reclassified
hedging instruments	recognized in AOCI	recognized in income	from AOCI into income
Commodity contracts	$(1,131)	Cost of sales	$2,835

Year ended December 31, 2023
Derivatives designated as	Gain (loss)	Location of gain (loss)	Gain (loss) reclassified
hedging instruments	recognized in AOCI	recognized in income	from AOCI into income
Commodity contracts	$4,410	Cost of sales	$(317)

As of December 31, 2024, the Company estimates that it will reclassify into earnings net gains (losses) of $0.9 million from the amount recorded in AOCI as the anticipated cash flows occur during the next 12 months.

Economic (Non-Designated) Hedging Strategy

The Company is exposed to foreign currency exchange rate risks related primarily to its foreign business operations. During the years ended December 31, 2024, 2023 and 2022, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts of the Company that were outstanding as of December 31, 2024 have terms of approximately one month or less. The Company does not enter into forward currency exchange contracts for speculation or trading purposes.

The Company has not designated its foreign currency exchange contracts as hedge transactions. Therefore, gains and losses on the Company’s foreign currency exchange contracts are recognized in interest and other income (expense), net, in the consolidated statements of income, and are largely offset by the changes in the fair value of the underlying economically hedged item. The total notional values of derivatives related to our foreign currency economic hedges were $342.4 million and $282.7 million as of December 31, 2024 and 2023, respectively.

The net gains (losses) on derivatives not designated as hedging instruments in the consolidated statements of income were as follows:

		Gain (loss) recognized
		in income on derivatives
		Year ended
Derivatives not designated as	Location of gain (loss)	December 31,	December 31,	December 31,
hedging instruments	recognized in income on derivatives	2024	2023	2022
Foreign currency exchange contracts	Interest and other income (expense), net	$1,651	$(12,364)	$(6,893)

Certain of the Company’s counterparty agreements contain provisions that require the Company to post collateral on derivative instruments in a net liability position. As of December 31, 2024, $1.8 million was held as collateral and $1.9 million was posted as collateral.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

8.INVENTORIES

Inventories consist of the following at December 31:

	2024	2023
Raw materials	$232,698	$330,021
Work in process	1,200	1,403
Finished goods	503,209	639,982
	$737,107	$971,406

9.PROPERTY AND EQUIPMENT, Net

Property and equipment consist of the following at December 31:

	2024	2023
Land	$178,056	$152,253
Leasehold improvements	31,132	37,946
Furniture and fixtures	11,416	11,422
Office and computer equipment	28,029	30,904
Equipment	561,408	426,466
Buildings	280,663	211,951
Vehicles	72,564	69,527
Assets under construction	178,980	211,562
	1,342,248	1,152,031
Less: accumulated depreciation and amortization	(295,224)	(261,235)
	$1,047,024	$890,796

Total depreciation and amortization expense recorded was $72.9 million, $63.0 million and $53.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. Assets under construction are not depreciated until in service date.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

10.GOODWILL AND OTHER INTANGIBLE ASSETS

The following is a roll-forward of goodwill for the years ended December 31, 2024 and 2023 by reportable segment:

	Monster
	Energy®	Strategic	Alcohol
	Drinks	Brands	Brands	Other	Total
Balance at December 31, 2023	$693,644	$637,999	$86,298	$—	$1,417,941
Acquisitions	—	—	—	—	—
Impairments*	—	—	(86,298)	—	(86,298)
Balance at December 31, 2024	$693,644	$637,999	$—	$—	$1,331,643

*There were no impairments prior to the year ended December 31, 2024.

	Monster
	Energy®	Strategic	Alcohol
	Drinks	Brands	Brands	Other	Total
Balance at December 31, 2022	$693,644	$637,999	$86,298	$—	$1,417,941
Acquisitions	—	—	—	—	—
Balance at December 31, 2023	$693,644	$637,999	$86,298	$—	$1,417,941

Intangible assets consist of the following at:

	December 31,	December 31,
	2024	2023
Amortizing intangibles	$183,800	$144,582
Accumulated amortization	(86,703)	(74,699)
	97,097	69,883
Non-amortizing intangibles	1,317,155	1,357,256
	$1,414,252	$1,427,139

For the year ended December 31, 2024, as a result of operating and financial performance not meeting projections due in part to challenges in the category, as well as a decrease in projected ongoing operating and financial performance related to the Alcohol Brands reporting unit, the Company determined that the conditions indicated that indefinite lived intangible assets within the Alcohol Brands reporting unit were more-likely-than-not impaired and performed an impairment test to compare the fair value of these indefinite lived intangible assets, consisting of goodwill, trademarks and permits, with their respective carrying values and with the carrying value of the Alcohol Brands reporting unit. As a result of this analysis, the Company recorded impairment charges of $86.3 million related to goodwill of the Alcohol Brands reporting unit. Subsequent to the impairment charges recorded, there is no remaining goodwill for the Alcohol Brands reporting unit. As of December 31, 2024, the accumulated goodwill impairment balance was $86.3 million related entirely to the Alcohol Brands reporting unit. Further, for the years ended December 31, 2024 and 2023, impairment charges of $40.8 million and $38.7 million were recorded to other indefinite lived intangible assets related primarily to the Alcohol Brands segment. For the year ended December 31, 2022, impairment charges of $2.2 million were recorded to other indefinite lived intangible assets related to the Strategic Brands segment. Impairment charges are included in operating expenses in the consolidated statements of income.

Amortizing intangibles primarily consist of customer relationships. All amortizing intangibles have been assigned an estimated finite useful life and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives, generally ten to fifteen years. Total amortization expense recorded was $7.5 million, $5.9 million and $7.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following is the future estimated amortization expense related to amortizing intangibles as of December 31, 2024:

Year Ending December 31:

2025	$14,182
2026	11,065
2027	9,562
2028	8,873
2029	8,574
2030 and thereafter	44,841
$97,097

At December 31, 2024, non-amortizing intangibles primarily consist of indefinite-lived tradenames, flavors and formulas.

11.DISTRIBUTION AGREEMENTS

In accordance with ASC 420 “Exit or Disposal Cost Obligations”, the Company expenses distributor termination costs in the period in which the written notification of termination occurs. Termination costs recognized were not significant for the years ended December 31, 2024, 2023 and 2022.

In the normal course of business, amounts received pursuant to new and/or amended distribution agreements entered into with certain bottlers/distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, are accounted for as deferred revenue and are recognized as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years. Revenue recognized was $21.5 million, $21.5 million and $21.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

12.DEBT

The Company’s long-term debt consisted of the following:

	December 31,	December 31,
	2024	2023
Term loan	$375,000	$—
Revolving credit facility	—	—
Total debt	375,000	—
Less: unamortized debt issuance costs	(1,049)	—
Total debt, net of unamortized debt issuance costs	373,951	—
Less: current portion of long-term debt	—	—
Long-term debt	$373,951	$—

In May 2024, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders, which provides for senior unsecured credit facilities in an aggregate principal amount of $1.50 billion (collectively, the “Credit Facilities”). The Credit Facilities consist of a $750.0 million term loan (the “Term Loan”) and up to $750.0 million in multicurrency revolving loan commitments (the “Revolving Credit Facility”). The Term Loan matures May 2027 and the Revolving Credit Facility matures May 2029. As of December 31, 2024, the Company was in compliance with all covenants under the Credit Facilities.

Borrowings under the Credit Facilities bear interest at a variable rate per annum equal to the applicable rate plus margin (as defined in the Credit Facilities). The interest rate in effect on the Term Loan was 5.42% as of December 31, 2024. No borrowings were outstanding under the Revolving Credit Facility as of December 31, 2024.

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

Additionally, the Company has a line of credit of up to $15.0 million with HSBC Bank (China) Company Limited, Shanghai Branch. At December 31, 2024, the interest rate on borrowings under the line of credit was 5.5%. As of December 31, 2024, no amount was outstanding on this line of credit.

Based on Level 2 inputs, the carrying value of the Company’s debt approximates fair value, as borrowings are subject to variable interest rates that adjust with changes in market rates and market conditions and the current interest rate approximates that which would be available under similar financial arrangements.

13.COMMITMENTS AND CONTINGENCIES

Contractual Obligations – The Company had the following contractual obligations related primarily to sponsorships and other marketing activities as of December 31, 2024:

Year Ending December 31:

2025	$258,010
2026	94,471
2027	44,256
2028	39,732
2029	38,247
2030 and thereafter	95
$474,811

Purchase Commitments – The Company had purchase commitments aggregating approximately $415.9 million at December 31, 2024, which represented commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms but are generally satisfied within one year.

The Company purchases various raw material items, including, but not limited to, flavors, ingredients, supplement ingredients, containers, milk, glucose, sucralose and cream, from a limited number of suppliers. An interruption in supply from any of such resources could result in the Company’s inability to produce certain products for limited or possibly extended periods of time. The aggregate value of purchases from suppliers of such limited resources described above for the years ended December 31, 2024, 2023 and 2022 was $577.0 million, $590.5 million and $666.1 million, respectively.

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

Litigation – From time to time in the normal course of business, the Company is named in litigation, including labor and employment matters, personal injury matters, consumer class actions, intellectual property matters, data privacy matters, and claims, including from prior distributors. Although it is not possible to predict the ultimate outcome of such litigation, based on the facts known

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

to the Company, management believes that such litigation in aggregate will likely not have a material adverse effect on the Company’s financial position or results of operations.

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, and any related insurance reimbursements. As of December 31, 2024, $16.8 million of loss contingencies were included in the Company’s accompanying consolidated balance sheet. As of December 31, 2023, $0.3 million of loss contingencies were included in the Company’s accompanying consolidated balance sheet.

14.ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, after tax, are as follows at December 31:

	2024	2023
Accumulated net unrealized gain (loss) on available-for-sale securities	$—	$(758)
Accumulated foreign currency translation gain (loss)	(269,930)	(128,989)
Accumulated net gain (loss) on commodity derivatives	443	4,410
Total accumulated other comprehensive loss	$(269,487)	$(125,337)

15.TREASURY STOCK

Share Repurchase Programs

On November 2, 2022, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to $500.0 million of the Company’s outstanding common stock (the “November 2022 Repurchase Plan”). During the year ended December 31, 2024, the Company purchased approximately 4.6 million shares of common stock at an average purchase price of $51.67 per share, for a total amount of approximately $239.6 million, which exhausted the availability under the November 2022 Repurchase Plan.

On November 7, 2023, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to an additional $500.0 million of the Company’s outstanding common stock (the “November 2023 Repurchase Plan”). During the year ended December 31, 2024, the Company purchased approximately 10.6 million shares of common stock at an average purchase price of $47.16 per share, for a total amount of approximately $500.0 million, which exhausted the availability under the November 2023 Repurchase Plan.

On August 19, 2024, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to an additional $500.0 million of the Company’s outstanding common stock (the “August 2024 Repurchase Plan”). During the year ended December 31, 2024, no shares were repurchased under the August 2024 Repurchase Plan. As of February 27, 2025, $500.0 million remained available for repurchase under the August 2024 Repurchase Plan.

The aggregate amount of the Company’s outstanding common stock that remains available for repurchase under all previously authorized repurchase plans is $500.0 million as of February 27, 2025.

During the year ended December 31, 2024, 0.4 million shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $23.1 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying consolidated balance sheet at December 31, 2024.

Tender Offer

On May 1, 2024, the Board of Directors authorized the Company to execute a modified “Dutch auction” tender offer to repurchase up to $3.0 billion of its outstanding shares of common stock. On May 8, 2024, the Company commenced the tender offer, with such offer expiring on June 5, 2024. On June 10, 2024, the Company accepted for purchase a total of approximately 56.6 million

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

shares of common stock at a purchase price of $53.00 per share, for an aggregate purchase price of approximately $3.0 billion. The repurchase was funded with approximately $2.25 billion of cash on hand and approximately $750 million in borrowings. The cost of these shares and the fees relating to the tender offer are included in common stock in treasury in the accompanying consolidated balance sheet at December 31, 2024.

16.STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant as of December 31, 2024: (i) the Monster Beverage Corporation 2020 Omnibus Incentive Plan (the “2020 Omnibus Incentive Plan”), which includes the Monster Beverage Corporation Deferred Compensation Plan as a sub plan thereunder, and (ii) the Monster Beverage Corporation 2017 Compensation Plan for Non-Employee Directors as Amended and Restated on February 23, 2022 (the “2017 Directors Plan”), which includes the Monster Beverage Corporation Deferred Compensation Plan for Non-Employee Directors as a sub plan thereunder. The 2020 Omnibus Incentive Plan was approved by the Board of Directors on April 14, 2020 and approved by the stockholders of the Company at the annual meeting of the Company’s stockholders held on June 3, 2020 (the “Effective Date”). The 2020 Omnibus Incentive Plan replaced the Monster Beverage Corporation 2011 Omnibus Incentive Plan (the “2011 Omnibus Incentive Plan”).

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

Shares previously granted under the 2011 Omnibus Incentive Plan after December 31, 2019 and prior to the Effective Date of the 2020 Omnibus Incentive Plan reduced the number of shares available for grant under the 2020 Omnibus Incentive Plan. As of December 31, 2024, 21,077,180 shares of the Company’s common stock have been granted, net of cancellations, and 66,497,789 shares (as adjusted for Full Value Awards) of the Company’s common stock remain available for grant under the 2020 Omnibus Incentive Plan.

The Compensation Committee of the Board of Directors (the “Compensation Committee”) has sole and exclusive authority to grant stock awards to all employees who are not new hires and to all new hires who are subject to Section 16 of the Exchange Act (“Section 16”). Each of the Compensation Committee and the Executive Committee of the Board of Directors (the “Executive Committee”) independently has the authority to grant stock awards to (i) new hires and (ii) employees receiving a promotion, in each case, who are not Section 16 employees. Awards granted by the Executive Committee are not subject to approval or ratification by the Board of Directors or the Compensation Committee. Options granted under the 2020 Omnibus Incentive Plan generally vest over a three- to five-year period from the grant date and are generally exercisable up to 10 years after the grant date. Restricted stock units granted under the 2020 Omnibus Incentive Plan generally vest over a three- or five-year period from the grant date. Performance share units will generally vest based on an award recipient’s continuous employment through a cumulative three - year performance period and the achievement of financial performance goals specified for the applicable award during such performance period.

In 2016, the Company adopted the Deferred Compensation Plan (as a sub plan to the 2011 Omnibus Incentive Plan), pursuant to which eligible employees may elect to defer cash and/or equity based compensation and to receive the deferred amounts, together with an investment return (positive or negative), either at a pre-determined time in the future or upon termination of employment with the Company or its subsidiaries or affiliates that are participating employers under the Deferred Compensation Plan, as provided under the Deferred Compensation Plan and in relevant deferral elections. Deferrals under the Deferred Compensation Plan are unfunded and

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

unsecured. As of December 31, 2024 deferrals under the Deferred Compensation Plan are solely comprised of cash compensation and equity compensation and are not material in the aggregate.

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

Each calendar year, a non-employee director will receive an annual retainer and annual equity award, as provided for in the 2017 Directors Plan, which may be modified from time to time. In February 2022, the Board of Directors amended and restated the 2017 Directors Plan to provide for increases to the annual cash retainer and annual equity retainer that non-employee directors are entitled to receive. Currently, non-employee directors receive an annual equity retainer of approximately $175,000 in the form of restricted stock units at each annual meeting of the Company’s stockholders or promptly thereafter. A non-employee director’s annual award of restricted stock units will generally vest on the earliest to occur of: (a) the last business day immediately preceding the annual meeting of the Company’s stockholders in the calendar year following the calendar year in which the grant date occurs, (b) a Change of Control (as defined in the 2017 Directors Plan), (c) the non-employee director’s death, or (d) the date of the non-employee director’s separation from service due to disability, so long as the non-employee director remains a non-employee director through such date. The Board of Directors may in its discretion award non-employee directors stock options, stock appreciation rights, restricted stock and other share-based awards in lieu of or in addition to restricted stock units. The Board of Directors may amend or terminate the 2017 Directors Plan at any time, subject to certain limitations set forth in the 2017 Directors Plan. As of December 31, 2024, 291,791 shares of the Company’s common stock had been granted under the 2017 Directors Plan, and 2,208,209 shares of the Company’s common stock remain available for grant.

In 2017, the Company adopted the Deferred Compensation Plan for Non-Employee Directors (as a sub plan to the 2017 Directors Plan), pursuant to which the Board of Directors may permit non-employee directors to elect, at such times and in accordance with rules and procedures (or sub-plan) adopted by the Board of Directors (which are intended to comply with Section 409A of the Code, as applicable), to receive all or any portion of such non-employee director’s compensation, whether payable in cash or in equity, on a deferred basis. Deferrals under the Deferred Compensation Plan for Non-Employee Directors are unfunded and unsecured. As of December 31, 2024, deferrals under the Deferred Compensation Plan for Non-Employee Directors are solely comprised of cash compensation and equity compensation and are not material in the aggregate. The 2017 Directors Plan was adopted to effectuate any such deferrals. The 2017 Directors Plan is administered by the Board of Directors. Each award granted under the 2017 Directors Plan will be evidenced by a written agreement and will contain the terms and conditions that the Board of Directors deems appropriate.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The Company recorded $91.0 million, $68.8 million and $64.1 million of compensation expense relating to outstanding options, restricted stock units, performance share units and other share-based awards during the years ended December 31, 2024, 2023 and 2022, respectively.

The tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options and vesting of restricted stock units and performance share units for the years ended December 31, 2024, 2023 and 2022 was $12.9 million, $62.2 million and $9.1 million, respectively.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted through December 31, 2024 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for (i) employee stock options based on the estimated fair value of the options on the date of grant and (ii) for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached or (2) the date at which the non-employee’s performance is complete, in each case using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	2024	2023	2022
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	27.4%	27.6%	27.7%
Risk-free interest rate	4.18%	3.75%	2.15%
Expected term	6.4 Years	6.3 Years	6.1 Years

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares (in	Price Per	Term (in	Aggregate
Options	thousands)	Share	years)	Intrinsic Value
Outstanding at January 1, 2024	24,983	$33.64	5.8	$598,866
Granted 01/01/24 - 03/31/24	4,332	$60.29
Granted 04/01/24 - 06/30/24	62	$51.89
Granted 07/01/24 - 09/30/24	1,236	$48.40
Granted 10/01/24 - 12/31/24	12	$51.59
Exercised	(2,908)	$27.16
Cancelled or forfeited	(629)	$48.28
Outstanding at December 31, 2024	27,088	$38.98	5.8	$400,207
Vested and expected to vest in the future at December 31, 2024	26,124	$38.49	5.7	$396,642
Exercisable at December 31, 2024	14,169	$29.39	3.7	$328,318

The following table summarizes information about stock options outstanding and exercisable at December 31, 2024:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted	Number	Weighted
			Number	Remaining	Average	Exercisable	Average
Range of Exercise			Outstanding	Contractual	Exercise	(in	Exercise
Prices ($)			(in thousands)	Term (Years)	Price ($)	thousands)	Price ($)
$18.03	-	$22.46	3,036	1.3	$22.02	3,036	$22.02
$22.51	-	$29.37	5,108	2.8	$26.63	5,108	$26.63
$29.84	-	$31.20	3,715	4.6	$30.42	3,400	$30.35
$31.46	-	$33.71	53	4.6	$32.49	42	$32.37
$36.62	-	$36.62	3,978	7.2	$36.62	1,088	$36.62
$38.96	-	$48.30	3,191	7.6	$45.75	1,049	$44.36
$48.90	-	$48.90	20	6.7	$48.90	9	$48.90
$50.82	-	$50.82	3,641	8.2	$50.82	430	$50.82
$51.38	-	$59.36	207	9.1	$53.81	7	$55.56
$60.30	-	$60.30	4,139	9.2	$60.30	—	$—
			27,088	5.8	$38.98	14,169	$29.39

The weighted-average grant-date fair value of options granted during the years ended December 31, 2024, 2023 and 2022 was $21.40 per share, $18.28 per share and $11.74 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was $83.1 million, $333.5 million and $68.2 million, respectively.

Cash received from option exercises under all plans for the years ended December 31, 2024, 2023 and 2022 was $79.0 million, $130.3 million and $64.0 million, respectively.

At December 31, 2024, there was $151.8 million of total unrecognized compensation expense related to non-vested options granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 3.1 years.

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

The following table summarizes the Company’s activities with respect to non-vested restricted stock units and performance share units as follows:

		Weighted-
	Number of	Average
	Shares (in	Grant-Date
	thousands)	Fair Value
Non-vested at January 1, 2024	1,964	$40.95
Granted 01/01/24 - 03/31/24[1]	502	$57.04
Granted 04/01/24 - 06/30/24	27	$49.12
Granted 07/01/24 - 09/30/24	32	$48.40
Granted 10/01/24 - 12/31/24	2	$49.24
Vested	(829)	$40.71
Forfeited/cancelled	(16)	$39.55
Non-vested at December 31, 2024	1,682	$46.16

1The grant activity for performance share units is recorded based on the target performance level earning 100% of target performance share units. The actual number of performance share units earned could range from 0% to 200% of target depending on the achievement of pre-established performance goals.

The weighted-average grant-date fair value of restricted stock units and/or performance share units granted during the years ended December 31, 2024, 2023 and 2022 was $58.77, $51.24 and $37.13 per share, respectively. As of December 31, 2024, 1.2 million of restricted stock units and performance share units are expected to vest.

At December 31, 2024, total unrecognized compensation expense relating to non-vested restricted stock units and performance share units was $36.4 million, which is expected to be recognized over a weighted-average period of 1.5 years.

Other Share-Based Awards

The Company has granted other share-based awards to certain employees that are payable in cash. These awards are classified as liabilities and are valued based on the fair value of the award at the grant date and are remeasured at each reporting date until settlement, with compensation expense being recognized in proportion to the completed requisite service period up until date of settlement. At December 31, 2024, other share-based awards outstanding included grants that vest over three years payable in the first quarters of 2025, 2026 and 2027.

At December 31, 2024, there was no unrecognized compensation expense related to nonvested other share-based awards granted to employees under the Company’s stock-based compensation plans.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Employee and Non-Employee Share-Based Compensation Expense

The table below shows the amounts recognized in the consolidated financial statements for the years ended December 31, 2024, 2023 and 2022 for share-based compensation related to employees and non-employees.

Employee and non-employee share-based compensation expense of $91.0 million for the year ended December 31, 2024 is comprised of $12.5 million relating to incentive stock options, $0.1 million relating to other share-based awards and $78.4 million relating to non-qualified stock options, restricted stock units and performance share units.

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

	2024	2023	2022
Operating expenses	$90,985	$68,836	$64,109
Total employee and non-employee share-based compensation expense included in income, before income tax	90,985	68,836	64,109
Less: Amount of income tax benefit recognized in earnings	(16,006)	(64,401)	(13,175)
Amount charged against net income	$74,979	$4,435	$50,934

17.INCOME TAXES

The Company evaluated the various provisions of the Tax Reform Act, including, the global intangible low-taxed income (“GILTI”) and the foreign derived intangible income provisions. The Company will treat any U.S. tax on foreign earnings under GILTI as a current period expense when incurred.

Consolidated retained earnings at December 31, 2024 included undistributed after-tax earnings from certain non-U.S. subsidiaries that were not indefinitely reinvested. At December 31, 2024, the Company had a deferred tax liability of $10.7 million for the estimated taxes associated with the repatriation of these earnings. Undistributed earnings of approximately $218.5 million in foreign subsidiaries were indefinitely reinvested in foreign operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings was not practicable.

The domestic and foreign components of the Company’s income before provision for income taxes are as follows:

	Year Ended December 31,
	2024	2023	2022
Domestic*	$1,540,619	$1,809,418	$1,327,459
Foreign*	448,840	259,064	244,505
Income before provision for income taxes	$1,989,459	$2,068,482	$1,571,964

*After intercompany royalties, management fees and interest charges from the Company’s domestic to foreign entities of $108.4 million, $101.4 million and $85.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Components of the provision for income taxes are as follows:

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$273,825	$259,911	$247,482
State	55,087	47,079	47,255
Foreign	145,118	99,563	37,421
	474,030	406,553	332,158

Deferred:
Federal	11,395	42,237	19,111
State	(900)	2,376	258
Foreign	(12,772)	(13,936)	26,084
	(2,277)	30,677	45,453

Valuation allowance	8,658	264	2,729
	$480,411	$437,494	$380,340

A reconciliation of the total provision for income taxes after applying the U.S. federal statutory rate of 21% to income before provision for income taxes to the reported provision for income taxes are as follows for the years ended:

	Year Ended December 31,
	2024	2023	2022
U.S. Federal tax expense at statutory rates	$417,786	$434,381	$330,113
State income taxes, net of federal tax benefit	38,850	39,416	35,848
Permanent differences	(21,298)	(27,235)	(5,450)
Stock-based compensation	5,266	(43,846)	3,571
Residual tax on undistributed foreign earnings	3,903	8,423	—
Other	(10,843)	(5,132)	1,371
Foreign rate differential	38,089	31,223	12,158
Valuation allowance	8,658	264	2,729
	$480,411	$437,494	$380,340

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Major components of the Company’s deferred tax assets (liabilities) at December 31, 2024 and 2023 are presented in the table below. Certain amounts as of December 31, 2023 have been reclassified to conform to presentation as of December 31, 2024.

	2024	2023
Deferred Tax Assets:
Reserve for inventory obsolescence	$9,950	$4,022
Capitalization of inventory costs	13,253	12,159
Accrued compensation	13,941	12,413
Deferred revenue	53,802	58,156
Stock-based compensation	19,649	19,093
Net operating loss carryforward	33,159	27,000
Prepaid supplies	9,081	10,567
Termination payments	39,489	46,810
Operating lease liabilities	13,201	5,739
Intangible assets	84,455	70,500
Accrued liabilities	16,725	10,087
Other deferred tax assets	57,562	42,071
Total gross deferred tax assets	$364,267	$318,617

Deferred Tax Liabilities:
Amortization of intangibles	$(93,511)	$(76,536)
Operating lease ROU assets	(13,201)	(5,739)
Bang transaction gain	(11,740)	(10,698)
Depreciation	(57,168)	(35,708)
Other deferred tax liabilities	(12,741)	(13,822)
Total gross deferred tax liabilities	$(188,361)	$(142,503)

Valuation Allowance	(38,665)	(30,007)

Net deferred tax assets	$137,241	$146,107

During the years ended December 31, 2024, 2023 and 2022, the Company established full valuation allowances against certain deferred tax assets from cumulative net operating losses incurred by certain foreign subsidiaries of the Company as well as state income tax related to cumulative net operating losses incurred by certain U.S. subsidiaries. The effect of the valuation allowances and the subsequent related impact on the Company’s overall tax rate was to increase the Company’s provision for income taxes by $8.6 million, $0.2 million and $2.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. At December 31, 2024, the Company had net states operating loss carryforwards of approximately $58.5 million and net foreign operating loss carryforwards of approximately $109.0 million. Of these amounts, $65.4 million of net foreign operating loss carryforwards may be carried forward indefinitely. The remaining $102.1 million of net states and foreign operating loss carryforwards will begin to expire in 2025.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the years ended December 31, 2024, 2023 and 2022:

Gross Unrecognized Tax
Benefits
Balance at December 31, 2021	$—
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior year	3,020
Decreases for tax positions related to prior years	—
Balance at December 31, 2022	$3,020
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior year	739
Decreases for tax positions related to prior years	(650)
Balance at December 31, 2023	$3,109
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior year	631
Decreases for tax positions related to prior years	(1,114)
Balance at December 31, 2024	$2,626

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s consolidated financial statements. As of December 31, 2024, the Company had accrued approximately $0.7 million in interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions, it would not have a significant impact on the Company’s effective tax rate.

It is expected that any change in the amount of unrecognized tax benefit change within the next 12 months will not be significant.

The Company is subject to U.S. federal income tax as well as to income tax in multiple state and foreign jurisdictions.

The Company is in various stages of examination with certain states and certain foreign jurisdictions. The Company’s 2021 through 2024 U.S. federal income tax returns are subject to examination by the IRS. The Company’s state income tax returns are subject to examination for the 2020 through 2024 tax years. The United Kingdom and Ireland income tax returns are subject to examination for the 2020 through 2024 tax years.

18.EARNINGS PER SHARE

A reconciliation of the weighted average shares used in the basic and diluted earnings per common share computations for the years ended December 31, 2024, 2023 and 2022 is presented below (in thousands):

	2024	2023	2022
Weighted-average shares outstanding:
Basic	1,004,566	1,044,887	1,053,558
Dilutive securities	8,541	13,094	12,884
Diluted	1,013,107	1,057,981	1,066,442

For the years ended December 31, 2024, 2023 and 2022, options and awards outstanding totaling 7.8 million shares, 3.3 million shares and 6.0 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

19.EMPLOYEE BENEFIT PLAN

Employees of the Company may participate in the Monster Beverage Corporation 401(k) Plan, a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute into a traditional plan with pretax salary or into a Roth plan with after tax salary up to statutory limits. The Company contributes 50% of the employee contribution, up to 8% of each employee’s earnings, which vest over four years (2 years of service = 50%, 3 years of service = 75%, 4 years of service = 100%). Matching contributions were $10.4 million, $8.5 million and $6.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

20.SEGMENT INFORMATION

The Company has four operating and reportable segments: (i) Monster Energy® Drinks segment, which is primarily comprised of the Company’s Monster Energy® drinks, Reign Total Body Fuel® high performance energy drinks, Reign Storm® total wellness energy drinks and Bang Energy® drinks, (ii) Strategic Brands segment, which is primarily comprised of the various energy drink brands acquired from TCCC in 2015 as well as the Company’s affordable energy brands, Predator® and Fury®, (iii) Alcohol Brands segment, which is comprised of various craft beers, FMBs and hard seltzers and (iv) Other segment, which is comprised of the AFF Third-Party Products.

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

The Company’s Alcohol Brands segment primarily generates operating revenues by selling kegged and ready-to-drink canned beers, FMBs and hard seltzers primarily to beer distributors in the United States.

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

The Company’s chief operating decision makers are the co-chief executive officers (the “Executive Committee”). The Executive Committee assesses segments’ performance by using each segments’ operating income and considers budget-to-actual variances on a periodic basis (at least quarterly) when making decisions about operational planning, including whether to invest resources into the segments or into other parts of the Company. Further, the Executive Committee uses segments’ operating income when comparing the results of each segment with one another.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The tables below provide information about the Company’s reportable segments, including the corporate and unallocated category.

Year Ended December 31, 2024

	Monster				Corporate
	Energy®	Strategic	Alcohol		and
	Drinks	Brands	Brands	Other	Unallocated	Consolidated
Net sales[1]	$6,864,597	$432,233	$172,313	$23,566	$—	$7,492,709

Cost of sales	3,170,993	125,099	131,590	16,149	—
Gross profit	3,693,604	307,134	40,723	7,417	—	4,048,878

Distribution expense	322,464	6,030	13,621	19	—
Selling and marketing expense	672,582	55,629	27,652	235	—
Nonmanufacturing payroll expense	164,091	8,790	36,884	2,174	377,382
Goodwill and intangibles impairment	—	—	127,098	—	—
Other segment items[2]	72,011	2,933	35,784	342	192,863
Operating income (loss)[1]	2,462,456	233,752	(200,316)	4,647	(570,245)	1,930,294

Interest and other income (expense), net						59,165

Income before provision for income taxes						$1,989,459

Depreciation and amortization	$53,117	$942	$14,290	$200	$11,885	$80,434

1For the Monster Energy® Drinks segment, includes $39.9 million related to the recognition of deferred revenue.

2Other segment items for each reportable segment include:

Monster Energy® Drinks - travel and entertainment expense, professional services expense, and certain overhead expenses

Strategic Brands - travel and entertainment expense, and certain overhead expenses

Alcohol Brands - depreciation and amortization expense, travel and entertainment expense, professional services expense, and certain overhead expenses

Other - travel and entertainment expense, and certain overhead expenses

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Year Ended December 31, 2023

	Monster				Corporate
	Energy®	Strategic	Alcohol		and
	Drinks	Brands	Brands	Other	Unallocated	Consolidated
Net sales[1]	$6,555,089	$376,589	$184,855	$23,494	$—	$7,140,027

Cost of sales	3,094,906	104,980	129,607	16,328	—
Gross profit	3,460,183	271,609	55,248	7,166	—	3,794,206

Distribution expense	306,516	6,184	10,931	47	—
Selling and marketing expense	601,550	48,937	24,814	266	—
Nonmanufacturing payroll expense	146,236	6,446	34,192	1,996	331,743
Intangibles impairment	—	300	38,400	—	—
Other segment items[2]	67,137	2,596	28,035	1,293	183,232
Operating income (loss)[1]	2,338,744	207,146	(81,124)	3,564	(514,975)	1,953,355

Interest and other income (expense), net						115,127

Income before provision for income taxes						$2,068,482

Depreciation and amortization	$37,606	$793	$15,745	$1,264	$13,490	$68,898

1For the Monster Energy® Drinks segment, includes $40.0 million related to the recognition of deferred revenue.

2Other segment items for each reportable segment include:

Monster Energy® Drinks - travel and entertainment expense, professional services expense, and certain overhead expenses

Strategic Brands - travel and entertainment expense, and certain overhead expenses

Alcohol Brands - depreciation and amortization expense, travel and entertainment expense, professional services expense, and certain overhead expenses

Other - depreciation and amortization expense, and certain overhead expenses

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Year Ended December 31, 2022

	Monster				Corporate
	Energy®	Strategic	Alcohol		and
	Drinks	Brands	Brands[3]	Other	Unallocated	Consolidated
Net sales[1]	$5,833,211	$353,490	$101,405	$22,944	$—	$6,311,050

Cost of sales	2,945,494	96,452	81,116	13,421	—
Gross profit	2,887,717	257,038	20,289	9,523	—	3,174,567

Distribution expense	323,100	5,280	—	—	—
Selling and marketing expense	531,005	43,688	8,423	264	—
Nonmanufacturing payroll expense	128,644	5,952	23,141	1,733	278,740
Other segment items[2]	54,915	4,409	20,227	4,486	155,839
Operating income (loss)[1]	1,850,053	197,709	(31,502)	3,040	(434,579)	1,584,721

Interest and other income (expense), net						(12,757)

Income before provision for income taxes						$1,571,964

Depreciation and amortization	$31,957	$924	$13,440	$4,461	$10,459	$61,241

1For the Monster Energy® Drinks segment, includes $40.0 million related to the recognition of deferred revenue.

2Other segment items for each reportable segment include:

Monster Energy® Drinks - travel and entertainment expense, professional services expense, and certain overhead expenses

Strategic Brands - intangible asset impairment, travel and entertainment expense, and certain overhead expenses

Alcohol Brands - depreciation and amortization expense, travel and entertainment expense, professional services expense, and certain overhead expenses

Other - depreciation and amortization expense, and certain overhead expenses

3Effectively from February 17, 2022 to December 31, 2022.

Corporate and unallocated expenses were $570.2 million for the year ended December 31, 2024 and included $377.4 million of payroll costs, of which $88.8 million was attributable to stock-based compensation expense (See Note 16, “Stock-Based Compensation”), $77.8 million of professional service expenses, including accounting and legal costs, $12.8 million of insurance costs and $102.2 million of other operating expenses.

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

Coca-Cola Europacific Partners accounted for approximately 14%, 13% and 13% of the Company’s net sales for the years ended December 31, 2024, 2023 and 2022, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Coca-Cola Consolidated, Inc. accounted for approximately 10%, 10% and 11% of the Company’s net sales for the years ended December 31, 2024, 2023 and 2022, respectively.

Reyes Holdings, LLC accounted for approximately 9% of the Company’s net sales for the years ended December 31, 2024, 2023 and 2022.

Net sales to customers outside the United States amounted to $2.96 billion, $2.71 billion and $2.36 billion for the years ended December 31, 2024, 2023 and 2022, respectively. Such sales were approximately 40%, 38% and 37% of net sales for the years ended December 31, 2024, 2023 and 2022, respectively.

Goodwill and other intangible assets for the Company’s reportable segments as of December 31, 2024 and 2023 were as follows:

	2024	2023
Goodwill and other intangible assets:
Monster Energy® Drinks	$1,703,256	$1,663,814
Strategic Brands	982,035	982,471
Alcohol Brands	60,604	198,795
Other	—	—
Corporate and unallocated	—	—
	$2,745,895	$2,845,080

21.RELATED PARTY TRANSACTIONS

TCCC controls approximately 21.0% of the voting interests of the Company. The TCCC Subsidiaries, the TCCC Related Parties and certain TCCC independent bottlers, purchase and distribute the Company’s products in domestic and certain international markets. The Company also pays TCCC a commission based on certain sales within the TCCC distribution network.

TCCC commissions, based on sales to the TCCC Subsidiaries and the TCCC Related Parties, for the year ended December 31, 2024 were $91.2 million, and are included as a reduction to net sales. TCCC commissions, based on sales to the TCCC Independent Bottlers for the year ended December 31, 2024 were $37.3 million, and are included in operating expenses in the consolidated statements of income.

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

Net sales to the TCCC Subsidiaries for the years ended December 31, 2024, 2023 and 2022 were $216.4 million, $137.9 million and $129.4 million, respectively.

The Company also purchases concentrates from TCCC which are then sold to certain of the Company’s bottlers/distributors. Concentrate purchases from TCCC were $28.0 million, $29.1 million and $27.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Certain TCCC Subsidiaries also contract manufacture certain of the Company’s energy drinks. Such contract manufacturing expenses were $41.9 million, $35.4 million and $30.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Accounts receivable, accounts payable, accrued promotional allowances and accrued liabilities related to the TCCC Subsidiaries were as follows at:

	December 31,	December 31,
	2024	2023
Accounts receivable, net	$112,686	$135,246
Accounts payable	$(29,095)	$(68,386)
Accrued promotional allowances	$(16,914)	$(13,794)
Accrued liabilities	$(22,595)	$(19,745)

One director of the Company through certain trusts, and a family member of one director are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the years ended December 31, 2024, 2023 and 2022 were $5.9 million, $4.0 million and $6.0 million, respectively.

The Company occasionally charters a private aircraft that is indirectly owned by Mr. Rodney C. Sacks, Co-Chief Executive Officer and Chairman of the Board of Directors. On certain occasions, Mr. Sacks is accompanied by guests and other Company personnel when using such aircraft for business travel. During the years ended December 31, 2024, 2023 and 2022, the Company incurred costs of $0.05 million, $0.14 million and $0.08 million, respectively.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022 (Dollars in Thousands)

	Balance at	Charged to		Balance at
	beginning	cost and		end of
Description	of period	expenses	Deductions	period
Allowance for doubtful accounts, sales returns and cash discounts:

2024	$7,638	$20,695	$(21,209)	$7,124
2023	$10,460	$20,991	$(23,813)	$7,638
2022	$4,676	$23,177	$(17,393)	$10,460

Allowance on Deferred Tax Assets and Unrecognized Tax Benefits:

2024	$33,692	$8,276	$—	$41,968
2023	$33,166	$526	$—	$33,692
2022	$27,013	$6,153	$—	$33,166