Form 10-Q
period 2025-03-31
Monster Beverage Corp
filed 2025-05-09
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025	Commission File Number 001-18761

MONSTER BEVERAGE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	47-1809393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes __    No X

The registrant had 975,246,159 shares of common stock, par value $0.005 per share, outstanding as of April 30, 2025.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

MARCH 31, 2025

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2025 AND DECEMBER 31, 2024

(In Thousands, Except Par Value) (Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,903,419	$1,533,287
Accounts receivable, net	1,360,233	1,221,646
Inventories	725,129	737,107
Prepaid expenses and other current assets	112,525	107,262
Prepaid income taxes	34,113	42,202
Total current assets	4,135,419	3,641,504

PROPERTY AND EQUIPMENT, net	1,064,008	1,047,024
DEFERRED INCOME TAXES, net	184,358	184,260
GOODWILL	1,331,643	1,331,643
OTHER INTANGIBLE ASSETS, net	1,415,958	1,414,252
OTHER ASSETS	95,642	100,406
Total Assets	$8,227,028	$7,719,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$486,951	$466,775
Accrued liabilities	262,545	220,764
Accrued promotional allowances	304,670	267,711
Deferred revenue	47,542	45,809
Accrued compensation	55,812	92,454
Income taxes payable	67,837	4,006
Total current liabilities	1,225,357	1,097,519

DEFERRED REVENUE	173,921	179,008
OTHER LIABILITIES	109,252	110,893
LONG-TERM DEBT	199,059	373,951

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:

Common stock - $0.005 par value; 5,000,000 shares authorized; 1,128,695 shares issued and 975,143 shares outstanding as of March 31, 2025; 1,126,329 shares issued and 973,079 shares outstanding as of December 31, 2024	5,643	5,632
Additional paid-in capital	5,213,731	5,144,922
Retained earnings	7,891,777	7,448,784
Accumulated other comprehensive loss	(202,946)	(269,487)
Common stock in treasury, at cost; 153,552 shares and 153,250 shares as of March 31, 2025 and December 31, 2024, respectively	(6,388,766)	(6,372,133)
Total stockholders’ equity	6,519,439	5,957,718
Total Liabilities and Stockholders’ Equity	$8,227,028	$7,719,089

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE-MONTHS ENDED MARCH 31, 2025 AND 2024

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended
	March 31,
	2025	2024

NET SALES	$1,854,558	$1,899,098

COST OF SALES	806,596	871,969

GROSS PROFIT	1,047,962	1,027,129

OPERATING EXPENSES	478,217	485,138

OPERATING INCOME	569,745	541,991

INTEREST and OTHER INCOME, net	8,272	35,754

INCOME BEFORE PROVISION FOR INCOME TAXES	578,017	577,745

PROVISION FOR INCOME TAXES	135,024	135,696

NET INCOME	$442,993	$442,049

NET INCOME PER COMMON SHARE:
Basic	$0.45	$0.42
Diluted	$0.45	$0.42

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	973,622	1,041,081
Diluted	981,282	1,051,282

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE-MONTHS ENDED MARCH 31, 2025 AND 2024

(In Thousands) (Unaudited)

	Three-Months Ended
	March 31,
	2025	2024
Net income, as reported	$442,993	$442,049
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	63,971	(30,695)
Change in net unrealized gain (loss) on available-for-sale investments	—	223
Change in net gain (loss) on commodity derivatives	2,570	(2,131)
Other comprehensive income (loss)	66,541	(32,603)
Comprehensive income	$509,534	$409,446

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE-MONTHS ENDED MARCH 31, 2025 AND 2024

(In Thousands) (Unaudited)

					Accumulated Other			Total
	Common stock		Additional	Retained	Comprehensive (Loss)	Treasury stock		Stockholders’
	Shares	Amount	Paid-in Capital	Earnings	Income	Shares	Amount	Equity
Balance, December 31, 2024	1,126,329	$5,632	$5,144,922	$7,448,784	$(269,487)	(153,250)	$(6,372,133)	$5,957,718

Stock-based compensation	—	—	20,727	—	—	—	—	20,727
Stock options/awards	2,366	11	48,082	—	—	—	—	48,093
Unrealized gain (loss), net on available-for-sale securities	—	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	(302)	(16,633)	(16,633)
Foreign currency translation	—	—	—	—	63,971	—	—	63,971
Net gain (loss) on commodity derivatives	—	—	—	—	2,570	—	—	2,570
Net income	—	—	—	442,993	—	—	—	442,993
Balance, March 31, 2025	1,128,695	$5,643	$5,213,731	$7,891,777	$(202,946)	(153,552)	$(6,388,766)	$6,519,439

					Accumulated Other			Total
	Common stock		Additional	Retained	Comprehensive (Loss)	Treasury stock		Stockholders’
	Shares	Amount	Paid-in Capital	Earnings	Income	Shares	Amount	Equity
Balance, December 31, 2023	1,122,592	$5,613	$4,975,115	$5,939,736	$(125,337)	(81,021)	$(2,566,383)	$8,228,744

Stock-based compensation	—	—	21,452	—	—	—	—	21,452
Stock options/awards	2,278	11	38,381	—	—	—	—	38,392
Unrealized gain (loss), net on available-for-sale securities	—	—	—	—	223	—	—	223
Repurchase of common stock	—	—	—	—	—	(2,151)	(120,245)	(120,245)
Foreign currency translation	—	—	—	—	(30,695)	—	—	(30,695)
Net gain (loss) on commodity derivatives	—	—	—	—	(2,131)	—	—	(2,131)
Net income	—	—	—	442,049	—	—	—	442,049
Balance, March 31, 2024	1,124,870	$5,624	$5,034,948	$6,381,785	$(157,940)	(83,172)	$(2,686,628)	$8,577,789

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTHS ENDED MARCH 31, 2025 AND 2024

(In Thousands) (Unaudited)

	Three-Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$442,993	$442,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,848	20,475
Non-cash lease expense	4,014	3,185
Loss (gain) on disposal of property and equipment	324	(177)
Loss on impairment of property and equipment	2,279	—
Stock-based compensation	20,727	22,472
Deferred income taxes	135	9
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(109,557)	(195,081)
Inventories	19,594	22,708
Prepaid expenses and other assets	(3,995)	(9,507)
Prepaid income taxes	11,912	11,840
Accounts payable	11,768	(9,062)
Accrued liabilities	33,661	28,259
Accrued promotional allowances	30,785	52,814
Accrued compensation	(37,338)	(35,653)
Income taxes payable	61,674	60,512
Other liabilities	(1,885)	335
Deferred revenue	(4,339)	(3,036)
Net cash provided by operating activities	507,600	412,142

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of available-for-sale investments	—	382,125
Purchases of available-for-sale investments	—	(342,228)
Purchases of property and equipment	(29,056)	(66,044)
Proceeds from sale of property and equipment	1,147	422
Additions to intangibles	(5,343)	(8,612)
Decrease (increase) in other assets	2,397	(985)
Net cash used in investing activities	(30,855)	(35,322)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short-term debt	(2,045)	(2,896)
Payments on credit facilities	(175,000)	—
Issuance of common stock	48,093	38,392
Purchases of common stock held in treasury	(16,633)	(120,245)
Net cash used in financing activities	(145,585)	(84,749)

Effect of exchange rate changes on cash and cash equivalents	38,972	(13,222)

NET INCREASE IN CASH AND CASH EQUIVALENTS	370,132	278,849
CASH AND CASH EQUIVALENTS, beginning of period	1,533,287	2,297,675
CASH AND CASH EQUIVALENTS, end of period	$1,903,419	$2,576,524

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$4,174	$91
Income taxes	$61,646	$63,634

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTHS ENDED MARCH 31, 2025 AND 2024

(In Thousands) (Unaudited) (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

Included in accrued liabilities as of March 31, 2025 and 2024 were additions to other intangible assets of $5.1 million and $11.7 million, respectively.

Included in accounts payable as of March 31, 2025 and 2024 were property and equipment purchases of $4.0 million and $3.2 million, respectively.

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

1.	BASIS OF PRESENTATION

Reference is made to the Notes to Consolidated Financial Statements, in Monster Beverage Corporation and Subsidiaries (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2024 for a summary of significant accounting policies utilized by the Company and its consolidated subsidiaries and other disclosures, which should be read in conjunction with this Quarterly Report on Form 10-Q (“Form 10-Q”).

The Company’s condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting. They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP. The information set forth in these interim condensed consolidated financial statements for the three-months ended March 31, 2025 and 2024, respectively, is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading. Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update primarily require more detailed disclosures related to the rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact ASU 2023-09 will have on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The amendments in this update require the Company to disaggregate key expense categories such as purchases of inventory, employee compensation, depreciation and intangible asset amortization, within its financial statements. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact ASU 2024-03 will have on its consolidated financial statements.

2.	REVENUE RECOGNITION

Revenues are accounted for in accordance with FASB Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. The Company has four operating and reportable segments: (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is primarily comprised of the Company’s Monster Energy® drinks, Reign Total Body Fuel® high performance energy drinks, Reign Storm® total wellness energy drinks and Bang Energy® drinks, (ii) Strategic Brands segment (“Strategic Brands”), which is primarily comprised of the various energy drink brands acquired from The Coca-Cola Company (“TCCC”) in 2015 as well as the Company’s affordable energy brands, Predator® and Fury®, (iii) Alcohol Brands segment (“Alcohol Brands”), which is comprised of various craft beers, flavored malt beverages (“FMBs”) and hard seltzers and (iv) Other segment (“Other”), which is comprised of certain products sold by American Fruits and Flavors, LLC, a wholly-owned subsidiary of the Company, to independent third-party customers (the “AFF Third-Party Products”).

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

The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. Certain of the Company’s bottlers/distributors may also perform a separate function as a co-packer on the Company’s behalf. In such cases, control of the Company’s products passes to such bottlers/distributors when they notify the Company that they have taken possession or transferred the relevant portion of the Company’s finished goods. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of March 31, 2025 and December 31, 2024.

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

Disaggregation of Revenue

The following tables disaggregate the Company’s revenue by geographical markets and reportable segments:

	Three-Months Ended March 31, 2025
			Asia Pacific	Latin
	U.S. and		(including	America and
Net Sales	Canada	EMEA[1]	Oceania)	Caribbean	Total
Monster Energy® Drinks	$1,080,337	$346,071	$132,019	$157,121	$1,715,548
Strategic Brands	43,630	38,504	12,504	3,694	98,332
Alcohol Brands	34,703	—	—	—	34,703
Other	5,975	—	—	—	5,975
Total Net Sales	$1,164,645	$384,575	$144,523	$160,815	$1,854,558

	Three-Months Ended March 31, 2024
			Asia Pacific	Latin
	U.S. and		(including	America and
Net Sales	Canada	EMEA[1]	Oceania)	Caribbean	Total
Monster Energy® Drinks	$1,094,846	$352,229	$122,018	$159,958	$1,729,051
Strategic Brands	49,642	43,337	9,197	6,268	108,444
Alcohol Brands	56,070	—	—	—	56,070
Other	5,533	—	—	—	5,533
Total Net Sales	$1,206,091	$395,566	$131,215	$166,226	$1,899,098

1Europe, Middle East and Africa (“EMEA”)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Contract Liabilities

Amounts received from certain bottlers/distributors at inception of their distribution contracts or at the inception of certain sales/marketing programs are accounted for as deferred revenue. As of March 31, 2025 and December 31, 2024, the Company had $221.5 million and $224.8 million, respectively, of deferred revenue, which is included in current and long-term deferred revenue in the Company’s condensed consolidated balance sheets. During both the three-months ended March 31, 2025 and 2024, $9.9 million of deferred revenue was recognized in net sales. See Note 9.

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

The components of lease cost were as follows:

	Three-Months Ended March 31,
	2025	2024
Operating lease cost	$4,294	$3,802
Short-term lease cost	1,742	2,670
Variable lease cost	214	213

Finance leases:
Amortization of right-of-use assets	555	595
Interest on lease liabilities	77	91
Finance lease cost	632	686

Total lease cost	$6,882	$7,371

Supplemental cash flow information was as follows:

	Three-Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$4,087	$3,607
Operating cash outflows from finance leases	$77	$91
Financing cash outflows from finance leases	$2,045	$2,897

Right-of-use assets obtained in exchange for lease obligations:
Finance leases	$6,390	$747
Operating leases	$1,002	$1,091

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Supplemental balance sheet information was as follows:

		March 31,	December 31,
	Balance Sheet Location	2025	2024
Operating leases:
Right-of-use assets	Other assets	$52,394	$55,240

Current lease liabilities	Accrued liabilities	$12,054	$12,530
Noncurrent lease liabilities	Other liabilities	41,436	43,857
Total operating lease liabilities		$53,490	$56,387

Finance leases:
Right-of-use assets	Property and equipment, net	$10,688	$6,129

Current lease liabilities	Accrued liabilities	$8,054	$4,211
Noncurrent lease liabilities	Other liabilities	34	38
Total finance lease liabilities		$8,088	$4,249

Weighted-average remaining lease term and weighted-average discount rate for the Company’s leases were as follows:

	March 31,	December 31,
	2025	2024
Weighted-average remaining lease term in years:
Operating leases	5.3	5.5
Finance leases	0.8	0.8

Weighted-average discount rate:
Operating leases	4.8%	4.8%
Finance leases	5.3%	5.5%

The following table outlines maturities of the Company’s lease liabilities as of March 31, 2025:

	Undiscounted Future Lease Payments
	Operating Leases	Finance Leases
2025 (from April 1, 2025 to December 31, 2025)	$11,031	$7,325
2026	11,711	926
2027	10,683	11
2028	8,778	11
2029	6,810	6
2030 and thereafter	11,862	—
Total lease payments	60,875	8,279
Less imputed interest	(7,385)	(191)
Total	$53,490	$8,088

As of March 31, 2025, the Company did not have any significant leases that had not yet commenced.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following tables present the fair value of the Company’s financial assets and liabilities that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

March 31, 2025	Level 1	Level 2	Level 3	Total
Cash	$1,230,144	$—	$—	$1,230,144
Money market funds	628,556	—	—	628,556
Certificates of deposit	—	44,719	—	44,719
Foreign currency derivatives	—	1,165	—	1,165
Commodity derivatives	—	2,231	—	2,231
Total	$1,858,700	$48,115	$—	$1,906,815

Amounts included in:
Cash and cash equivalents	$1,858,700	$44,719	$—	$1,903,419
Accounts receivable, net	—	7,442	—	7,442
Prepaid expenses and other current assets	—	25	—	25
Other assets	—	87	—	87
Accrued liabilities	—	(4,102)	—	(4,102)
Other liabilities	—	(56)	—	(56)
Total	$1,858,700	$48,115	$—	$1,906,815

December 31, 2024	Level 1	Level 2	Level 3	Total
Cash	$1,103,647	$—	$—	$1,103,647
Money market funds	396,306	—	—	396,306
Certificates of deposit	—	33,334	—	33,334
Foreign currency derivatives	—	799	—	799
Commodity derivatives	—	(785)	—	(785)
Total	$1,499,953	$33,348	$—	$1,533,301

Amounts included in:
Cash and cash equivalents	$1,499,953	$33,334	$—	$1,533,287
Accounts receivable, net	—	5,991	—	5,991
Other assets	—	6	—	6
Accrued liabilities	—	(5,952)	—	(5,952)
Other liabilities	—	(31)	—	(31)
Total	$1,499,953	$33,348	$—	$1,533,301

The Company’s valuation of its Level 1 investments is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments is based on other observable inputs, specifically a market approach which utilizes valuation models, pricing systems, mathematical tools and other relevant information for the same or similar securities. The Company’s valuation of its Level 2 foreign currency exchange contracts is based on quoted market prices of the same or similar instruments, adjusted for counterparty risk. There were no transfers between Level 1 and Level 2 measurements during the three-months ended March 31, 2025, or during the year-ended December 31, 2024, and there were no changes in the Company’s valuation techniques.

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

The Company accounts for its derivative instruments and hedging activities under ASC 815, “Derivatives and Hedging.” The following table presents the fair values of the Company’s derivative instruments:

	Fair value
Derivatives designated as	March 31,	December 31,
hedging instruments	2025	2024	Balance Sheet location
Assets:
Commodity contracts	$4,699	$1,884	Accounts receivable, net
Commodity contracts	$87	$6	Other assets
Foreign currency exchange contracts	$25	$—	Prepaid expenses and other current assets
Liabilities:
Commodity contracts	$(2,411)	$(2,644)	Accrued liabilities
Commodity contracts	$(56)	$(31)	Other liabilities
Foreign currency exchange contracts	$(113)	$—	Accrued liabilities

	Fair value
Derivatives not designated as	March 31,	December 31,
hedging instruments	2025	2024	Balance Sheet location
Assets:
Foreign currency exchange contracts	$2,743	$4,107	Accounts receivable, net
Liabilities:
Foreign currency exchange contracts	$(1,578)	$(3,308)	Accrued liabilities

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

The Company has entered into commodity hedge contracts to mitigate the price risk associated with a portion of its forecasted aluminum purchases. These derivative instruments were designated as part of the Company’s commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of aluminum. The total notional values of derivatives that were designated and qualified for this program were $141.1 million and $127.0 million as of March 31, 2025 and December 31, 2024, respectively.

The following table presents the impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income (“OCI”), AOCI and earnings:

Three-Months Ended March 31, 2025
			Gain (loss)
Derivatives designated as	Gain (loss)	Location of gain (loss)	reclassified from
hedging instruments	recognized in OCI	recognized in income	AOCI into income
Commodity contracts	$4,312	Cost of sales	$1,742

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Three-Months Ended March 31, 2024
			Gain (loss)
Derivatives designated as	Gain (loss)	Location of gain (loss)	reclassified from
hedging instruments	recognized in OCI	recognized in income	AOCI into income
Commodity contracts	$2,279	Cost of sales	$(966)

As of March 31, 2025, the Company estimates that it will reclassify into earnings net gains (losses) of $3.1 million from the amount recorded in AOCI as the anticipated cash flows occur during the next 12 months.

Hedges of Net Investments in Foreign Operations Strategy

The Company uses forward contracts to protect the value of our net investments in a number of foreign operations. For derivative financial instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in the fair values of the derivative financial instruments are recognized in net foreign currency translation adjustments, a component of AOCI, to offset the changes in the values of the net investments being hedged. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change.

The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges:

	Notional Values		Gain (loss) recognized in OCI
	as of		Three-Months Ended
Derivatives designated as	March 31,	December 31,	March 31,	March 31,
hedging instruments	2025	2024	2025	2024
Foreign currency exchange contracts	$25,940	$—	$(88)	$—

Economic (Non-Designated) Hedging Strategy

The Company is exposed to foreign currency exchange rate risks related primarily to its foreign business operations. During the three-months ended March 31, 2025 and 2024, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts of the Company that were outstanding as of March 31, 2025 have terms of approximately one month or less. The Company does not enter into forward currency exchange contracts for speculation or trading purposes.

The Company has not designated its foreign currency exchange contracts as hedge transactions. Therefore, gains and losses on the Company’s foreign currency exchange contracts are recognized in interest and other income, net, in the condensed consolidated statements of income, and are largely offset by the changes in the fair value of the underlying economically hedged item. The total notional values of derivatives related to our foreign currency economic hedges were $385.6 million and $342.4 million as of March 31, 2025 and December 31, 2024, respectively.

The net gains (losses) on derivatives not designated as hedging instruments in the condensed consolidated statements of income were as follows:

		Gain (loss) recognized
		in income on derivatives
		Three-Months Ended
Derivatives not designated as	Location of gain (loss)	March 31,	March 31,
hedging instruments	recognized in income on derivatives	2025	2024
Foreign currency exchange contracts	Interest and other income, net	$(3,833)	$5,343

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Certain of the Company’s counterparty agreements contain provisions that require the Company to post collateral on derivative instruments in a net liability position. As of March 31, 2025, $4.7 million was held as collateral and $0.1 million was posted as collateral.

6.	INVENTORIES

Inventories consist of the following at:

	March 31,	December 31,
	2025	2024
Raw materials	$240,110	$232,698
Work in process	1,362	1,200
Finished goods	483,657	503,209
	$725,129	$737,107

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at:

	March 31,	December 31,
	2025	2024
Land	$178,360	$178,056
Leasehold improvements	31,928	31,132
Furniture and fixtures	13,007	11,416
Office and computer equipment	28,297	28,029
Equipment	573,486	561,408
Buildings	278,071	280,663
Vehicles	77,575	72,564
Assets under construction	195,029	178,980
	1,375,753	1,342,248
Less: accumulated depreciation and amortization	(311,745)	(295,224)
	$1,064,008	$1,047,024

Total depreciation and amortization expense was $20.5 million and $19.2 million for the three-months ended March 31, 2025 and 2024, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

8.GOODWILL AND OTHER INTANGIBLE ASSETS

The following is a roll-forward of goodwill for the three-months ended March 31, 2025 and 2024 by reportable segment:

	Monster
	Energy®	Strategic	Alcohol
	Drinks	Brands	Brands*	Other	Total
Balance at December 31, 2024	$693,644	$637,999	$—	$—	$1,331,643
Acquisitions	—	—	—	—	—
Balance at March 31, 2025	$693,644	$637,999	$—	$—	$1,331,643

*Accumulated goodwill impairment balance at December 31, 2024 and March 31, 2025 was $86.3 million related entirely to Alcohol Brands.

	Monster
	Energy®	Strategic	Alcohol
	Drinks	Brands	Brands	Other	Total
Balance at December 31, 2023	$693,644	$637,999	$86,298	$—	$1,417,941
Acquisitions	—	—	—	—	—
Balance at March 31, 2024	$693,644	$637,999	$86,298	$—	$1,417,941

Intangible assets consist of the following at:

	March 31,	December 31,
	2025	2024
Amortizing intangibles	$186,221	$183,800
Accumulated amortization	(91,402)	(86,703)
	94,819	97,097
Non-amortizing intangibles	1,321,139	1,317,155
	$1,415,958	$1,414,252

Amortizing intangibles primarily consist of customer relationships. All amortizing intangibles have been assigned an estimated finite useful life, and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives, generally three to ten years. Total amortization expense was $4.3 million and $1.3 million for the three-months ended March 31, 2025 and 2024, respectively. For the three-months ended March 31, 2025 and 2024, no impairment charges were recorded to intangible assets.

The following is the future estimated amortization expense related to amortizing intangibles as of March 31, 2025:

2025 (from April 1, 2025 to December 31, 2025)	$12,413
2026	16,967
2027	15,429
2028	14,300
2029	14,265
2030 and thereafter	21,445
$94,819

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

9.	DISTRIBUTION AGREEMENTS

In the normal course of business, amounts received pursuant to new and/or amended distribution agreements entered into with certain bottlers/distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, or at the inception of certain sales/marketing programs are accounted for as deferred revenue and are recognized as revenue ratably over the anticipated life of the respective agreement, generally 20 years or program duration, as the case may be. Revenue recognized was $9.9 million for both the three-months ended March 31, 2025 and 2024.

10.	DEBT

The Company’s long-term debt consisted of the following:

	March 31,	December 31,
	2025	2024
Term loan	$200,000	$375,000
Revolving credit facility	—	—
Total debt	200,000	375,000
Less: unamortized debt issuance costs	(941)	(1,049)
Total debt, net of unamortized debt issuance costs	199,059	373,951
Less: current portion of long-term debt	—	—
Long-term debt	$199,059	$373,951

In May 2024, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders, which provides for senior unsecured credit facilities in an aggregate principal amount of $1.50 billion (collectively, the “Credit Facilities”). The Credit Facilities consist of a $750.0 million term loan (the “Term Loan”) and up to $750.0 million in multicurrency revolving loan commitments (the “Revolving Credit Facility”). The Term Loan matures May 2027 and the Revolving Credit Facility matures May 2029. As of March 31, 2025, the Company was in compliance with all covenants under the Credit Facilities.

Borrowings under the Credit Facilities bear interest at a variable rate per annum equal to the applicable rate plus margin (as defined in the Credit Facilities). The interest rate in effect on the Term Loan was 5.30% as of March 31, 2025. No borrowings were outstanding under the Revolving Credit Facility as of March 31, 2025. In April 2025, the Company repaid the remaining outstanding balance of $200.0 million on the Term Loan.

Borrowings under the Credit Facilities are due on the respective maturity date. Borrowings may be repaid at any time during the term of the Credit Facilities and, in the case of the Revolving Credit Facility, may be reborrowed prior to the maturity date.

Additionally, the Company has a line of credit of up to $15.0 million with HSBC Bank (China) Company Limited, Shanghai Branch. At March 31, 2025, the interest rate on borrowings under the line of credit was 5.5%. As of March 31, 2025, no amount was outstanding on this line of credit.

Based on Level 2 inputs, the carrying value of the Company’s debt approximates fair value, as borrowings are subject to variable interest rates that adjust with changes in market rates and market conditions and the current interest rate approximates that which would be available under similar financial arrangements.

11.	COMMITMENTS AND CONTINGENCIES

The Company had purchase commitments aggregating approximately $316.5 million at March 31, 2025, which represented commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms but are generally satisfied within one year.

The Company had contractual obligations aggregating approximately $506.4 million at March 31, 2025, which related primarily to sponsorships and other marketing activities.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, and any related insurance reimbursements. As of March 31, 2025 and December 31, 2024, $16.8 million of loss contingencies were included in the Company’s accompanying condensed consolidated balance sheets.

12.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the three-months ended March 31, 2025 and 2024 are as follows:

	Accumulated Net	Currency	Unrealized
	Gains (Losses)	Translation	Gains (Losses)
	on Commodity	Gains	on Available-for-
	Derivatives	(Losses)	Sale Securities	Total
Balance at December 31, 2024	$443	$(269,930)	$—	$(269,487)
Other comprehensive income (loss) before reclassifications	2,570	63,971	—	66,541
Net current-period other comprehensive income (loss)	2,570	63,971	—	66,541
Balance at March 31, 2025	$3,013	$(205,959)	$—	$(202,946)

	Accumulated Net	Currency	Unrealized
	Gains (Losses)	Translation	Gains (Losses)
	on Commodity	Gains	on Available-for-
	Derivatives	(Losses)	Sale Securities	Total
Balance at December 31, 2023	$4,410	$(128,989)	$(758)	$(125,337)
Other comprehensive income (loss) before reclassifications	(2,131)	(30,695)	223	(32,603)
Net current-period other comprehensive income (loss)	(2,131)	(30,695)	223	(32,603)
Balance at March 31, 2024	$2,279	$(159,684)	$(535)	$(157,940)

13.	TREASURY STOCK

On August 19, 2024, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to an additional $500.0 million of the Company’s outstanding common stock (the “August 2024 Repurchase Plan”). During the three-months ended March 31, 2025, no shares were repurchased under the August 2024 Repurchase Plan. As of May 8, 2025, $500.0 million remained available for repurchase under the August 2024 Repurchase Plan.

The aggregate amount of the Company’s outstanding common stock that remains available for repurchase under all previously authorized repurchase plans is $500.0 million as of May 8, 2025.

During the three-months ended March 31, 2025, 0.3 million shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $16.6 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying condensed consolidated balance sheet at March 31, 2025.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

14.	STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at March 31, 2025: (i) the Monster Beverage Corporation 2020 Omnibus Incentive Plan, including the Monster Beverage Corporation Deferred Compensation Plan as a sub-plan thereunder, and (ii) the Monster Beverage Corporation 2017 Compensation Plan for Non-Employee Directors as Amended and Restated on February 23, 2022, including the Monster Beverage Corporation Deferred Compensation Plan for Non-Employee Directors as a sub-plan thereunder.

The Company recorded $20.7 million and $22.5 million of compensation expense relating to outstanding options, restricted stock units, performance share units and other share-based awards during the three-months ended March 31, 2025 and 2024, respectively.

The tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options and vesting of restricted stock units and performance share units for the three-months ended March 31, 2025 and 2024 was $7.2 million and $7.5 million, respectively.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted as of March 31, 2025 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	Three-Months Ended March 31,
	2025		2024
Dividend yield	0.0%		0.0%
Expected volatility	26.7%		27.5%
Risk-free interest rate	4.2%		4.3%
Expected term	6.2	years	6.4	years

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Term	Aggregate
Options	(in thousands)	Per Share	(in years)	Intrinsic Value
Outstanding at January 1, 2025	27,088	$38.98	5.8	$400,207
Granted 01/01/25 - 03/31/25	1,299	$55.09
Exercised	(1,754)	$27.42
Cancelled or forfeited	(92)	$50.99
Outstanding at March 31, 2025	26,541	$40.49	6.0	$485,790
Vested and expected to vest in the future at March 31, 2025	25,610	$40.05	5.9	$479,783
Exercisable at March 31, 2025	15,128	$32.33	4.2	$397,032

The weighted-average grant-date fair value of options granted during the three-months ended March 31, 2025 and 2024 was $19.83 per share and $22.69 per share, respectively.

The total intrinsic value of options exercised during the three-months ended March 31, 2025 and 2024 was $48.1 million and $47.6 million, respectively.

Cash received from option exercises under all plans for the three-months ended March 31, 2025 and 2024 was $48.1 million and $38.4 million, respectively.

At March 31, 2025, there was $162.1 million of total unrecognized compensation expense related to non-vested options granted to employees under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 3.2 years.

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

The following table summarizes the Company’s activities with respect to non-vested restricted stock units and performance share units as follows:

	Number of Shares	Weighted-Average Grant-
	(in thousands)	Date Fair Value
Non-vested at January 1, 2025	1,682	$46.16
Granted 01/01/25 - 03/31/25[1]	1,017	$55.08
Vested	(613)	$39.14
Forfeited/cancelled	(44)	$36.62
Non-vested at March 31, 2025	2,042	$52.92

1The grant activity for performance share units is recorded based on the target performance level earning 100% of target performance share units. The actual number of performance share units earned could range from 0% to 200% of target depending on the achievement of pre-established performance goals.

The weighted-average grant-date fair value of restricted stock units and/or performance share units granted during the three-months ended March 31, 2025 and 2024 was $55.08 and $60.27 per share, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

As of March 31, 2025, 1.9 million of restricted stock units and performance share units are expected to vest over their respective terms.

At March 31, 2025, total unrecognized compensation expense relating to non-vested restricted stock units and performance share units was $81.0 million, which is expected to be recognized over a weighted-average period of 2.5 years.

Other Share-Based Awards

The Company has granted other share-based awards to certain employees that are payable in cash. These awards are classified as liabilities and are valued based on the fair value of the award at the grant date and are remeasured at each reporting date until settlement, with compensation expense being recognized in proportion to the completed requisite service period up until date of settlement. At March 31, 2025, other share-based awards outstanding included grants that vest over three years payable in the first quarters of 2026, 2027 and 2028.

At March 31, 2025, there was no unrecognized compensation expense related to nonvested other share-based awards granted to employees under the Company’s stock-based compensation plans.

15.	INCOME TAXES

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the three-months ended March 31, 2025:

Gross Unrecognized
Tax Benefits
Balance at December 31, 2024	$2,626
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior years	—
Decreases for tax positions related to the prior years	—
Balance at March 31, 2025	$2,626

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. As of March 31, 2025, the Company had approximately $0.7 million in accrued interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions, the resultant impact on the Company’s effective tax rate would not be significant. It is expected that any change in the amount of unrecognized tax benefits within the next 12 months will not be significant.

The Company is subject to U.S. federal income tax as well as to income tax in multiple state and foreign jurisdictions.

The Company is in various stages of examination with certain states and certain foreign jurisdictions. The Company’s 2021 through 2024 U.S. federal income tax returns are subject to examination by the IRS. The Company’s state income tax returns are subject to examination for the 2019 through 2024 tax years. The United Kingdom and Ireland income tax returns are subject to examination for the 2020 through 2024 tax years.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

16.	EARNINGS PER SHARE

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations is presented below (in thousands):

	Three-Months Ended
	March 31,
	2025	2024
Weighted-average shares outstanding:
Basic	973,622	1,041,081
Dilutive	7,660	10,201
Diluted	981,282	1,051,282

For the three-months ended March 31, 2025 and 2024, options and awards outstanding totaling 9.7 million shares and 5.0 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

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

The tables below provide information about the Company’s reportable segments, including the corporate and unallocated category.

Three-Months Ended March 31, 2025

	Monster
	Energy®	Strategic	Alcohol		Corporate and
	Drinks	Brands	Brands	Other	Unallocated	Consolidated
Net sales[1]	$1,715,548	$98,332	$34,703	$5,975	$—	$1,854,558

Cost of sales	745,696	30,687	25,436	4,777	—
Gross profit	969,852	67,645	9,267	1,198	—	1,047,962

Distribution expense	73,445	1,111	2,998	—	—
Selling and marketing expense	154,534	11,295	6,338	113	—
Nonmanufacturing payroll expense	42,807	2,450	9,322	713	97,101
Other segment items[2]	18,714	893	12,099	136	44,148
Operating income (loss)[1]	680,352	51,896	(21,490)	236	(141,249)	569,745

Interest and other income, net						8,272

Income before provision for income taxes						$578,017

Depreciation and amortization	$16,625	$259	$5,094	$124	$2,746	$24,848

1 For the Monster Energy® Drinks segment, includes $9.9 million related to the recognition of deferred revenue.

2 Other segment items for each reportable segment include:

Monster Energy® Drinks - travel and entertainment expense, professional services expense, and certain overhead expenses

Strategic Brands - travel and entertainment expense, and certain overhead expenses
Alcohol Brands - depreciation and amortization expense, travel and entertainment expense, property and equipment impairment, and certain overhead expenses

Other - certain overhead expenses

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Three-Months Ended March 31, 2024

	Monster
	Energy®	Strategic	Alcohol		Corporate and
	Drinks	Brands	Brands	Other	Unallocated	Consolidated
Net sales[1]	$1,729,051	$108,444	$56,070	$5,533	$—	$1,899,098

Cost of sales	797,691	32,105	38,297	3,876	—
Gross profit	931,360	76,339	17,773	1,657	—	1,027,129

Distribution expense	88,303	1,657	4,460	12	—
Selling and marketing expense	159,494	9,522	5,384	48	—
Nonmanufacturing payroll expense	38,982	2,365	8,302	520	98,584
Other segment items[2]	16,459	776	5,644	76	44,550
Operating income (loss)[1]	628,122	62,019	(6,017)	1,001	(143,134)	541,991

Interest and other income, net						35,754

Income before provision for income taxes						$577,745

Depreciation and amortization	$12,608	$229	$3,738	$40	$3,860	$20,475

1 For the Monster Energy® Drinks segment, includes $9.9 million related to the recognition of deferred revenue.

2 Other segment items for each reportable segment include:

Monster Energy® Drinks - travel and entertainment expense, and certain overhead expenses

Strategic Brands - travel and entertainment expense, and certain overhead expenses

Alcohol Brands - depreciation and amortization expense, travel and entertainment expense, and certain overhead expenses

Other - certain overhead expenses

Corporate and unallocated expenses for the three-months ended March 31, 2025 include $97.1 million of payroll costs, of which $19.9 million was attributable to stock-based compensation expenses (see Note 14 “Stock-Based Compensation”), as well as $19.1 million attributable to professional service expenses, including accounting and legal costs, and $25.0 million of other operating expenses.

Corporate and unallocated expenses for the three-months ended March 31, 2024 include $98.6 million of payroll costs, of which $22.0 million was attributable to stock-based compensation expenses (see Note 14 “Stock-Based Compensation”), as well as $20.0 million attributable to professional service expenses, including accounting and legal costs, and $24.5 million of other operating expenses.

Coca-Cola Europacific Partners accounted for approximately 14% of the Company’s net sales for both the three-months ended March 31, 2025 and 2024.

Coca-Cola Consolidated, Inc. accounted for approximately 10% of the Company’s net sales for both the three-months ended March 31, 2025 and 2024.

Reyes Holdings, LLC accounted for approximately 9% of the Company’s net sales for both the three-months ended March 31, 2025 and 2024.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Net sales to customers outside the United States amounted to $733.2 million and $744.1 million for the three-months ended March 31, 2025 and 2024, respectively. Such sales were approximately 40% and 39% of net sales for the three-months ended March 31, 2025 and 2024, respectively.

Goodwill and other intangible assets for the Company’s reportable segments were as follows at:

	March 31,	December 31,
	2025	2024
Goodwill and other intangible assets:
Monster Energy® Drinks	$1,707,947	$1,703,256
Strategic Brands	981,889	982,035
Alcohol Brands	57,765	60,604
Other	—	—
	$2,747,601	$2,745,895

18.	RELATED PARTY TRANSACTIONS

TCCC controls approximately 20.9% of the voting interests of the Company. The TCCC Subsidiaries, the TCCC Related Parties and certain TCCC independent bottlers, purchase and distribute the Company’s products in domestic and certain international markets. The Company also pays TCCC a commission based on certain sales within the TCCC distribution network.

TCCC commissions, based on sales to the TCCC Subsidiaries and the TCCC Related Parties, were $25.8 million and $22.5 million for the three-months ended March 31, 2025 and 2024, respectively, and are included as a reduction to net sales.

TCCC commissions, based on sales to TCCC independent bottlers, were $9.4 million and $9.7 million for the three-months ended March 31, 2025 and 2024, respectively, and are included in operating expenses.

Net sales to the TCCC Subsidiaries for the three-months ended March 31, 2025 and 2024 were $58.1 million and $41.7 million, respectively.

The Company also purchases concentrates from TCCC which are then sold to certain of the Company’s bottlers/distributors. Concentrate purchases from TCCC were $6.4 million and $8.0 million for the three-months ended March 31, 2025 and 2024, respectively.

Certain TCCC Subsidiaries also contract manufacture certain of the Company’s energy drinks. Such contract manufacturing expenses were $11.7 million and $9.0 million for the three-months ended March 31, 2025 and 2024, respectively.

Accounts receivable, accounts payable, accrued promotional allowances and accrued liabilities related to the TCCC Subsidiaries were as follows at:

	March 31,	December 31,
	2025	2024
Accounts receivable, net	$137,442	$112,686
Accounts payable	$(34,303)	$(29,095)
Accrued promotional allowances	$(19,346)	$(16,914)
Accrued liabilities	$(32,532)	$(22,595)

One director of the Company through certain trusts, and a family member of one director are the principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the three-months ended March 31, 2025 and 2024 were $1.6 million and $1.9 million, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company occasionally charters a private aircraft that is indirectly owned by Mr. Rodney C. Sacks, Co-Chief Executive Officer and Chairman of the Board of Directors. On certain occasions, Mr. Sacks is accompanied by guests and other Company personnel when using such aircraft for business travel. During the three-months ended March 31, 2025 the Company incurred expenses of $0.04 million, in relation to the aircraft. During the three-months ended March 31, 2024, the Company incurred no expenses in relation to the aircraft.

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

Pricing Actions

We implemented price increases in the fourth quarter of 2024 (for core brands and packages) in the United States and at various times in certain international markets during 2024 and 2025 (collectively, the “Pricing Actions”). The Pricing Actions positively impacted gross profit margins in 2025 as compared to 2024.

Overview

We develop, market, sell and distribute energy drink beverages and concentrates for energy drink beverages, primarily under the following brand names:

● Monster Energy®	● Burn®
● Monster Energy Ultra®	● Mother®
● Rehab Monster®	● Nalu®
● Monster Energy® Nitro	● Ultra Energy®
● Java Monster®	● Play® and Power Play® (stylized)
● Punch Monster®	● Relentless®
● Juice Monster®	● BPM®
● Reign Total Body Fuel®	● BU®
● Reign Inferno® Thermogenic Fuel	● Samurai®
● Reign Storm®	● Live+®
● Bang Energy®	● Predator®
● NOS®	● Fury®
● Full Throttle®

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

During the three-months ended March 31, 2025, we continued to expand our existing drink portfolio by adding additional products to our portfolio in a number of countries and further developed our distribution markets. During the three-months ended March 31, 2025, we sold the following new products to our customers:

●	Bang Energy® Any Means Orange
●	Burn® Orange
●	Burn® White Citrus
●	Fury® Mango Mayhem®
●	Nalu® Zero Sugar Original
●	Reign Total Body Fuel® White Haze
●	Relentless® Guava
●	Ultra Energy® White Citrus
●	Michi Lime Chelada
●	Michi Tomato Michelada

In the normal course of business, we discontinue certain products and/or product lines. Those products or product lines discontinued in the three-months ended March 31, 2025, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Our net sales were $1.85 billion for the three-months ended March 31, 2025. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $57.3 million for the three-months ended March 31, 2025. Net sales on a foreign currency adjusted basis increased 0.7% for the three-months ended March 31, 2025.

Net sales for the 2025 first quarter were negatively impacted by bottler/distributor ordering patterns in the United States and EMEA, adverse changes in foreign currency exchange rates, decreased sales in the Alcohol Brands segment, adverse weather, one less selling day in the 2025 first quarter, as well as uncertain economic conditions.

The vast majority of our net sales are derived from our Monster Energy® Drinks segment. Net sales of our Monster Energy® Drinks segment were $1.72 billion for the three-months ended March 31, 2025. Net sales of our Strategic Brands segment were $98.3 million for the three-months ended March 31, 2025. Net sales of our Alcohol Brands segment were $34.7 million for the three-months ended March 31, 2025. Net sales of our Other segment were $6.0 million for the three-months ended March 31, 2025.

Our Monster Energy® Drinks segment represented 92.5% and 91.0% of our net sales for the three-months ended March 31, 2025 and 2024, respectively. Our Strategic Brands segment represented 5.3% and 5.7% of our net sales for the three-months ended March 31, 2025 and 2024, respectively. Our Alcohol Brands segment represented 1.9% and 3.0% of our net sales for the three-months ended March 31, 2025 and 2024, respectively. Our Other segment represented 0.3% of our net sales for both the three-months ended March 31, 2025 and 2024.

Our growth strategy includes further developing our domestic markets, expanding our international business and growing our business into new sectors, such as the alcohol beverage sector. Net sales to customers outside the United States were $733.2 million for the three-months ended March 31, 2025, a decrease of approximately $10.9 million, or 1.5% lower than net sales to customers outside of the United States of $744.1 million for the three-months ended March 31, 2024. Such sales were approximately 40% and 39% of net sales for the three-months ended March 31, 2025 and 2024, respectively. Net changes in foreign currency exchange rates had an unfavorable impact on net sales to customers outside of the United States of approximately $57.3 million for the three-months ended March 31, 2025. Net sales to customers outside the United States, on a foreign currency adjusted basis, increased 6.2% for the three-months ended March 31, 2025.

Our non-alcohol customers are primarily full service beverage bottlers/distributors, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience and gas chains, drug stores, foodservice customers, value stores, e-commerce retailers and the military. Our alcohol customers are primarily beer distributors who in turn sell to retailers within the alcohol distribution system. Percentages of our gross billings to our various customer types for the three-months ended March 31, 2025 and 2024 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such bottlers/distributors’ sales to their own customers.

	Three-Months Ended
	March 31,
	2025	2024
U.S. full service bottlers/distributors	45%	46%
International full service bottlers/distributors	41%	41%
Club stores and e-commerce retailers	9%	8%
Retail grocery, direct convenience, specialty chains and wholesalers	2%	2%
Alcohol, value stores and other	3%	3%

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

Coca-Cola Europacific Partners accounted for approximately 14% of our net sales for both the three-months ended March 31, 2025 and 2024.

Coca-Cola Consolidated, Inc. accounted for approximately 10% of our net sales for both the three-months ended March 31, 2025 and 2024.

Reyes Holdings, LLC accounted for approximately 9% of our net sales for both the three-months ended March 31, 2025 and 2024.

Results of Operations

The following table sets forth key statistics for the three-months ended March 31, 2025 and 2024.

	Three-Months Ended		Percentage
(In thousands, except per share amounts)	March 31,		Change
	2025	2024	25 vs. 24
Net sales[1]	$1,854,558	$1,899,098	(2.3)%
Cost of sales	806,596	871,969	(7.5)%
Gross profit*[1]	1,047,962	1,027,129	2.0%
Gross profit as a percentage of net sales	56.5%	54.1%

Operating expenses	478,217	485,138	(1.4)%
Operating expenses as a percentage of net sales	25.8%	25.5%

Operating income[1]	569,745	541,991	5.1%
Operating income as a percentage of net sales	30.7%	28.5%

Interest and other income, net	8,272	35,754	(76.9)%

Income before provision for income taxes[1]	578,017	577,745	0.0%

Provision for income taxes	135,024	135,696	(0.5)%

Income taxes as a percentage of income before taxes	23.4%	23.5%

Net income	$442,993	$442,049	0.2%
Net income as a percentage of net sales	23.9%	23.3%

Net income per common share:
Basic	$0.45	$0.42	7.2%
Diluted	$0.45	$0.42	7.4%

Energy drink case sales (in thousands) (in 192‑ounce case equivalents)	213,100	211,430	0.8%

1Includes $9.9 million for both the three-months ended March 31, 2025 and 2024, related to the recognition of deferred revenue.

*Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses. We include out-bound freight and warehouse costs in operating expenses rather than in cost of sales.

Three-Months Ended March 31, 2025 Compared to the Three-Months Ended March 31, 2024.

Net Sales

Net sales were $1.85 billion for the three-months ended March 31, 2025, a decrease of approximately $44.5 million, or 2.3% lower than net sales of $1.90 billion for the three-months ended March 31, 2024. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $57.3 million for the three-months ended March 31, 2025. Net sales on a foreign currency adjusted basis increased 0.7% for the three-months ended March 31, 2025.

Net sales were $689.9 million for the three-months ended March 31, 2025, a decrease of $3.1 million, or 0.4% lower than net sales of $693.0 million for the three-months ended March 31, 2024, in EMEA, Asia Pacific (including Oceania), Latin America and the Caribbean. Net changes in foreign currency exchange rates had an unfavorable impact on net sales to customers in EMEA, Asia Pacific (including Oceania), Latin America and the Caribbean of approximately $54.6 million for the three-months ended March 31, 2025. Net sales on a foreign currency adjusted basis in EMEA, Asia Pacific (including Oceania), Latin America and the Caribbean increased 7.4% for the three-months ended March 31, 2025.

Net sales for the Monster Energy® Drinks segment were $1.72 billion for the three-months ended March 31, 2025, a decrease of approximately $13.5 million, or 0.8% lower than net sales of $1.73 billion for the three-months ended March 31, 2024. Net changes in foreign currency exchange rates had an unfavorable impact on net sales for the Monster Energy® Drinks segment of approximately $50.8 million for the three-months ended March 31, 2025. Net sales for the Monster Energy® Drinks segment on a foreign currency adjusted basis increased 2.2% for the three-months ended March 31, 2025.

Net sales for the Strategic Brands segment were $98.3 million for the three-months ended March 31, 2025, a decrease of approximately $10.1 million, or 9.3% lower than net sales of $108.4 million for the three-months ended March 31, 2024. Net sales for the Strategic Brands segment decreased primarily due to decreased sales by volume of our Fury® and NOS® brand energy drinks. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $6.6 million for the Strategic Brands segment for the three-months ended March 31, 2025. Net sales for the Strategic Brands segment on a foreign currency adjusted basis decreased 3.3% for the three-months ended March 31, 2025. Net sales of concentrates within the Strategic Brands segment tend to have more pronounced fluctuations from period to period as compared to net sales of our finished goods within the Monster Energy® Drinks segment primarily as a result of bottler production schedules.

Net sales for the Alcohol Brands segment were $34.7 million for the three-months ended March 31, 2025, a decrease of approximately $21.4 million, or 38.1% lower than net sales of $56.1 million for the three-months ended March 31, 2024. The decrease in net sales for the three-months ended March 31, 2025 was primarily due to decreased sales by volume of Nasty Beast® Hard Tea, which was launched during the three-months ended March 31, 2024, as well as decreased sales by volume of The BeastTM.

Net sales for the Other segment were $6.0 million for the three-months ended March 31, 2025, an increase of approximately $0.5 million, or 8.0% higher than net sales of $5.5 million for the three-months ended March 31, 2024.

Case sales for our energy drink products, in 192-ounce case equivalents, were 213.1 million cases for the three-months ended March 31, 2025, an increase of approximately 1.7 million cases or 0.8% higher than case sales of 211.4 million cases for the three-months ended March 31, 2024. The overall average net sales per case for our energy drink products (excluding net sales of Alcohol Brands and Other segments) decreased to $8.51 for the three-months ended March 31, 2025, which was 2.1% lower than the average net sales per case of $8.69 for the three-months ended March 31, 2024. The decrease in overall average net sales per case for our energy drink products for the three-months ended March 31, 2025 compared to the three-months ended March 31, 2024 was primarily due to adverse changes in foreign currency exchange rates as well as geographical/product sales mix.

Case sales for our craft beers, FMBs and hard seltzers, in 192-ounce equivalents, were 2.4 million cases for the three-months ended March 31, 2025, a decrease of approximately 1.7 million cases or 41.4% lower than case sales of 4.1 million cases for the three-months ended March 31, 2024. Barrel sales for our craft beers, FMBs and hard seltzers, in 31 U.S. gallon equivalents, were 0.12 million barrels for the three-months ended March 31, 2025, a decrease of approximately 0.08 million barrels or 41.4% lower than barrel sales of 0.20 million barrels for the three-months ended March 31, 2024.

Gross Profit

Gross profit was $1.05 billion for the three-months ended March 31, 2025, an increase of approximately $20.8 million, or 2.0% higher than the gross profit of $1.03 billion for the three-months ended March 31, 2024. The increase in gross profit dollars was primarily the result of the $65.4 million decrease in cost of sales, partially offset by the decrease in net sales for the three-months ended March 31, 2025.

Gross profit as a percentage of net sales increased to 56.5% for the three-months ended March 31, 2025 from 54.1% for the three-months ended March 31, 2024. The increase in gross profit as a percentage of net sales for the three-months ended March 31, 2025 was primarily the result of the Pricing Actions as well as supply chain optimization.

Operating Expenses

Total operating expenses were $478.2 million for the three-months ended March 31, 2025, a decrease of approximately $6.9 million, or 1.4% lower than total operating expenses of $485.1 million for the three-months ended March 31, 2024.

The decrease in operating expenses was primarily due to decreased distribution expenses of $16.9 million partially offset by an increase in general administrative expenses of $8.5 million. Operating expenses as a percentage of net sales for the three-months ended March 31, 2025 were 25.8% as compared to 25.5% for the three-months ended March 31, 2024.

Operating Income

Operating income was $569.7 million for the three-months ended March 31, 2025, an increase of approximately $27.8 million, or 5.1% higher than operating income of $542.0 million for the three-months ended March 31, 2024. Operating income as a percentage of net sales increased to 30.7% for the three-months ended March 31, 2025 from 28.5% for the three-months ended March 31, 2024.

Operating income was $142.6 million and $138.0 million for the three-months ended March 31, 2025 and 2024, respectively, for our operations in EMEA, Asia Pacific (including Oceania), Latin America and the Caribbean.

Operating income for the Monster Energy® Drinks segment, exclusive of corporate and unallocated expenses, was $680.4 million for the three-months ended March 31, 2025, an increase of approximately $52.2 million, or 8.3% higher than operating income of $628.1 million for the three-months ended March 31, 2024. The increase in operating income for the Monster Energy® Drinks segment was primarily the result of an increase in gross profit.

Operating income for the Strategic Brands segment, exclusive of corporate and unallocated expenses, was $51.9 million for the three-months ended March 31, 2025, a decrease of approximately $10.1 million, or 16.3% lower than operating income of $62.0 million for the three-months ended March 31, 2024. The decrease in operating income for the Strategic Brands segment was primarily the result of a decrease in net sales.

Operating loss for the Alcohol Brands segment, exclusive of corporate and unallocated expenses, was $21.5 million for the three-months ended March 31, 2025, an increase of approximately $15.5 million, or 257.2% higher than the operating loss of $6.0 million for the three-months ended March 31, 2024. The increase in operating loss for the three-months ended March 31, 2025 was primarily due to a decrease in net sales.

Operating income for the Other segment, exclusive of corporate and unallocated expenses, was $0.2 million for the three-months ended March 31, 2025, as compared to operating income of $1.0 million for the three-months ended March 31, 2024.

Interest and Other Income, net

Interest and other income, net, was $8.3 million for the three-months ended March 31, 2025, as compared to interest and other income, net, of $35.8 million for the three-months ended March 31, 2024. Interest income was $16.8 million and $41.2 million for the three-months ended March 31, 2025 and 2024, respectively. Interest expense was $4.0 million and $0.1 million for the three-months ended March 31, 2025 and 2024, respectively. Foreign currency transaction losses were $3.7 million and $6.0 million for the three-months ended March 31, 2025 and 2024, respectively.

Provision for Income Taxes

Provision for income taxes was $135.0 million for the three-months ended March 31, 2025, a decrease of $0.7 million, or 0.5% lower than the provision for income taxes of $135.7 million for the three-months ended March 31, 2024. The effective combined federal, state and foreign tax rate decreased to 23.4% from 23.5% for the three-months ended March 31, 2025 and 2024, respectively.

Net Income

Net income was $443.0 million for the three-months ended March 31, 2025, an increase of $0.9 million, or 0.2% higher than net income of $442.0 million for the three-months ended March 31, 2024.

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

Non-GAAP Financial Measures and Other Key Metrics

Gross Billings**

Gross billings were $2.16 billion for the three-months ended March 31, 2025, a decrease of approximately $26.7 million, or 1.2% lower than gross billings of $2.19 billion for the three-months ended March 31, 2024. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings of approximately $63.3 million for the three-months ended March 31, 2025. Gross billings on a foreign currency adjusted basis increased 1.7% for the three-months ended March 31, 2025.

Gross billings for the Monster Energy® Drinks segment were $2.01 billion for the three-months ended March 31, 2025, an increase of approximately $2.4 million, or 0.1% higher than gross billings of $2.00 billion for the three-months ended March 31, 2024. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings for the Monster Energy® Drinks segment of approximately $56.8 million for the three-months ended March 31, 2025. Gross billings for the Monster Energy® Drinks segment on a foreign currency adjusted basis increased 3.0% for the three-months ended March 31, 2025.

Gross billings for the Strategic Brands segment were $113.8 million for the three-months ended March 31, 2025, a decrease of $8.8 million, or 7.2% lower than gross billings of $122.6 million for the three-months ended March 31, 2024. Gross billings for the Strategic Brands segment decreased primarily due to decreased sales by volume of our Fury® and NOS® brand energy drinks. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings in the Strategic Brands segment of approximately $6.5 million for the three-months ended March 31, 2025. Gross billings for the Strategic Brands segment on a foreign currency adjusted basis decreased 1.9% for the three-months ended March 31, 2025.

Gross billings for the Alcohol Brands segment were $36.2 million for the three-months ended March 31, 2025, a decrease of approximately $20.8 million, or 36.5% lower than gross billings of $57.0 million for the three-months ended March 31, 2024. The decrease in gross billings for the three-months ended March 31, 2025 was primarily due to decreased sales by volume of Nasty Beast® Hard Tea, which was launched during the three-months ended March 31, 2024, as well as decreased sales by volume of The BeastTM.

Gross billings for the Other segment were $6.1 million for the three-months ended March 31, 2025, an increase of $0.5 million, or 9.2% higher than gross billings of $5.6 million for the three-months ended March 31, 2024.

Promotional allowances, commissions and other expenses, as described in the footnote below, were $317.5 million for the three-months ended March 31, 2025, an increase of $17.8 million, or 5.9% higher than promotional allowances, commissions and other expenses of $299.7 million for the three-months ended March 31, 2024. Promotional allowances, commissions and other expenses as a percentage of gross billings increased to 14.7% from 13.7% for the three-months ended March 31, 2025 and 2024, respectively.

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

The following table reconciles the non-GAAP financial measure of gross billings with the most directly comparable GAAP financial measure of net sales:

	Three-Months Ended		Percentage
(In thousands)	March 31,		Change
	2025	2024	25 vs. 24
Gross Billings	$2,162,190	$2,188,933	(1.2)%
Deferred Revenue	9,910	9,875	0.3%
Less: Promotional allowances, commissions and other expenses***	317,542	299,710	5.9%
Net Sales	$1,854,558	$1,899,098	(2.3)%

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

Sales

The table below discloses selected quarterly data regarding sales for the three-months ended March 31, 2025 and 2024, respectively. Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

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

	Three-Months Ended
(In thousands, except average net sales per case)	March 31,
	2025	2024
Net sales	$1,854,558	$1,899,098
Less: Alcohol Brands segment sales	(34,703)	(56,070)
Less: Other segment sales	(5,975)	(5,533)
Adjusted net sales[1]	$1,813,880	$1,837,495

Case sales by segment:[1]
Monster Energy® Drinks	170,590	166,639
Strategic Brands	42,510	44,791
Total case sales	213,100	211,430
Average net sales per case - Energy Drinks	$8.51	$8.69

1Excludes Alcohol Brands segment and Other segment net sales.

Net changes in foreign currency exchange rates had an unfavorable impact on the overall average net sales per case for the three-months ended March 31, 2025.

The following represents case sales for our craft beers, FMBs and hard seltzers, in 192-ounce equivalents:

	Three-Months Ended
(In thousands, except average net sales per case)	March 31,
	2025	2024
Alcohol Brands segment net sales	$34,703	$56,070
Case sales	2,403	4,099
Average net sales per case - Alcohol Brands	$14.44	$13.68

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” for additional information related to net sales.

Liquidity and Capital Resources

Cash and cash equivalents. At March 31, 2025, we had $1.90 billion in cash and cash equivalents. Of our $1.90 billion of cash and cash equivalents held at March 31, 2025, $1.25 billion was held by our foreign subsidiaries.

Long-term debt. In May 2024, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders, which provides for senior unsecured credit facilities in an aggregate principal amount of $1.50 billion (collectively, the “Credit Facilities”). The Credit Facilities consist of a $750.0 million term loan (the “Term Loan”) and up to $750.0 million in multicurrency revolving loan commitments (the “Revolving Credit Facility”). The Term Loan matures May 2027 and the Revolving Credit Facility matures May 2029. Borrowings under the Credit Facilities may be repaid at any time during the term of the Credit Facilities and, in the case of the Revolving Credit Facility, may be reborrowed prior to the maturity date. As of March 31, 2025, the Revolving Credit Facility had remaining availability of $750.0 million. In April 2025, the Company repaid the remaining outstanding balance of $200.0 million on the Term Loan.

We believe that cash available from operations, including our cash resources and access to credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development requirements, purchases of capital assets, purchases of equipment, purchases of real property and purchases of shares of our common stock, through at least the next 12 months. Based on our current plans, we estimate that capital expenditures (exclusive of common stock repurchases) are likely to be less than $500.0 million through March 31, 2026. However, future business opportunities may cause a change in this estimate.

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

The following summarizes our cash flows for the three-months ended March 31, 2025 and 2024 (in thousands):

Net cash provided by (used in):
	2025	2024
Operating activities	$507,600	$412,142
Investing activities	$(30,855)	$(35,322)
Financing activities	$(145,585)	$(84,749)

Cash flows provided by operating activities. Cash provided by operating activities was $507.6 million for the three-months ended March 31, 2025, as compared with cash provided by operating activities of $412.1 million for the three-months ended March 31, 2024.

For the three-months ended March 31, 2025, cash provided by operating activities was primarily attributable to net income earned of $443.0 million and adjustments for certain non-cash expenses, consisting primarily of $28.9 million of depreciation and amortization and non-cash lease expense and $20.7 million of stock-based compensation. For the three-months ended March 31, 2025, cash provided by operating activities also increased due to a $61.7 million increase in income taxes payable, a $33.7 million increase in accrued liabilities, a $30.8 million increase in accrued promotional allowances, a $19.6 million decrease in inventories, an $11.9 million decrease in prepaid income taxes, and an $11.8 million increase in accounts payable. For the three-months ended March 31, 2025, cash used in operating activities was primarily attributable to a $109.6 million increase in accounts receivable, a $37.3 million decrease in accrued compensation, a $4.3 million decrease in deferred revenue, and a $4.0 million increase in prepaid expenses and other assets.

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

Cash flows used in investing activities. Cash used in investing activities was $30.9 million for the three-months ended March 31, 2025, as compared to cash used in investing activities of $35.3 million for the three-months ended March 31, 2024.

For the three-months ended March 31, 2024, cash provided by investing activities was primarily attributable to sales of available-for-sale investments. For the three-months ended March 31, 2024, cash used in investing activities was primarily attributable to purchases of available-for-sale investments. To a lesser extent, for both the three-months ended March 31, 2025 and 2024, cash used in investing activities also included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software, equipment used for sales and administrative activities, certain leasehold improvements, as well as construction of and/or improvements to real property. We expect to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, leasehold improvements, the acquisition of capital equipment (specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products) to develop our brand in international markets and for other corporate purposes. From time to time, we may also use cash to purchase additional real property related to our beverage business and/or acquire compatible businesses.

Cash flows used in financing activities. Cash used in financing activities was $145.6 million for the three-months ended March 31, 2025, as compared to cash used in financing activities of $84.7 million for the three-months ended March 31, 2024. The cash used in financing activities for the three-months ended March 31, 2025 was primarily due to repayments on the Credit Facilities. The cash used in financing activities for the three-months ended March 31, 2024 was primarily the result of repurchases of our common stock. The cash provided by financing activities for both the three-months ended March 31, 2025 and 2024 was primarily attributable to the issuance of our common stock under our stock-based compensation plans.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of March 31, 2025:

	Payments due by period (in thousands)
		Less than	1‑3	3‑5	More than
Obligations	Total	1 year	years	years	5 years
Contractual Obligations[1]	$506,407	$279,971	$147,081	$76,053	$3,302
Finance Leases	8,279	8,242	23	14	—
Operating Leases	60,875	14,255	21,440	14,873	10,307
Credit Facilities	200,000	—	—	200,000	—
Purchase Commitments[2]	316,502	316,076	426	—	—
	$1,092,063	$618,544	$168,970	$290,940	$13,609

1Contractual obligations include our obligations related to sponsorships and other commitments.

2Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms but are generally satisfied within one year.

In addition, approximately $2.6 million of unrecognized tax benefits have been recorded as liabilities as of March 31, 2025. It is expected that the amount of unrecognized tax benefits will not significantly change within the next 12 months. As of March 31, 2025, we had $0.7 million of accrued interest and penalties related to unrecognized tax benefits.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. GAAP requires us to make estimates and assumptions that affect the reported amounts in our consolidated financial statements. Critical accounting estimates are those that management believes are the most important to the portrayal of our financial condition and results and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and that have had, or are reasonably likely to have, a material impact on our financial condition or results of operations. Judgments and uncertainties may result in materially different amounts being reported under different conditions or using different assumptions. There have been no material changes to our critical accounting policies or estimates from the information provided in “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 – Organization and Summary of Significant Accounting Policies”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“Form 10-K”).

Recent Accounting Pronouncements

The information required by this Item is incorporated herein by reference to the Notes to Condensed Consolidated Financial Statements - Note 1. Recent Accounting Pronouncements, in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Inflation

We believe inflation did not have a significant impact on our results of operations for the three-months ended March 31, 2025.

Forward-Looking Statements

Certain statements made in this report may constitute forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) regarding the expectations of management with respect to revenues, profitability, adequacy of funds from operations and the Credit Facilities, among other things. All statements containing a projection of revenues, income (loss), earnings (loss) per share, capital expenditures, dividends, capital structure or other financial items, a statement of management’s plans and objectives for future operations, or a statement of future economic performance contained in management’s discussion and analysis of financial condition and results of operations, including statements related to new products, volume growth and statements encompassing general optimism about future operating results and non-historical information, are forward-looking statements within the meaning of the Exchange Act. Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “plans,” “expects,” “estimates” and similar expressions are intended to identify forward-looking statements.

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside our control and involve a number of risks, uncertainties and other factors, that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

●	Lack of anticipated demand for our products in domestic and/or international markets;
●	Our ability to sustain the current level of sales of and/or achieve growth for our Monster Energy®, Reign Total Body Fuel®, Reign Storm®, Bang Energy® and NOS® brand energy drinks and/or our other products, including our Strategic Brands and Alcohol Brands;
●	Decreased demand for our products resulting from changes in consumer preferences, including, but not limited to: changes in demand for different packages, sizes and configurations; changes due to perceived health concerns such as obesity, ingredients in our products or packaging, and alcohol abuse; changes due to product safety concerns; and/or changes due to decreased consumer discretionary spending power;
●	The impact on our business of competitive products and pricing pressures and our ability to increase or maintain our market share as a result of actions by competitors, including unsubstantiated and/or misleading claims, false advertising claims and tortious interference, as well as competitors selling misbranded products;
●	Our ability to rationalize brands acquired from Monster Brewing Company;
●	Our ability to achieve profitability within our Alcohol Brands segment;
●	Our ability to absorb, mitigate or pass on cost increases to our bottlers/distributors and/or customers and/or consumers;
●	The impact of rising costs, interest rates, and inflation on the discretionary income of our consumers;
●	The impact of the imposition of tariffs (including, but not limited to, U.S. tariffs threatened against or imposed on several countries and any resulting retaliatory tariffs) on, among other things, our supply chain, input costs, inflation or consumer demand for our products;
●	The impact of the policies of the current U.S. presidential administration on our energy drinks as certain individuals have articulated concerns about sugar-sweetened beverages, and particular ingredients, such as food dyes, as well as the “generally recognized as safe” (GRAS) process for getting food ingredients to the market;
●	The impact of legislation that has been proposed and/or adopted at the U.S. federal, state and/or municipal level and proposed and/or adopted in certain foreign jurisdictions to limit or restrict the sale of energy drinks (including the prohibition of the sale of energy drinks to certain demographics, at certain establishments, in certain container sizes or pursuant to certain governmental programs, such as the Supplemental Nutrition Assistance Program (SNAP));
●	The impact of military conflicts, including supply chain disruptions, volatility in commodity and energy prices, increased economic uncertainty and escalating geopolitical tensions;
●	Fluctuations in growth and/or growth rates (positive or negative) of the domestic and international energy drink categories generally, including in the convenience and gas channel (which is our largest channel) and the impact on demand for our products resulting from deteriorating economic conditions and/or financial uncertainties, including a slowdown in consumer spending generally or reduced demand for consumer goods;
●	The impact of temporary or permanent facility closures, production slowdowns and disruptions in operations experienced by our manufacturing facilities, our suppliers, bottlers/distributors, co-packers, and/or breweries, including any material disruptions on the production and distribution of our products;

●	Disruption to our and/or our co-packers’ manufacturing facilities and operations due to severe weather, natural disasters, climate change, labor-related issues, production difficulties, capacity limitations, cybersecurity incidents or other causes, which could impair our ability to produce or deliver finished products, resulting in a negative impact on our operating results;
●	Our ability to modify our manufacturing facilities to comply with safety, health, environmental, and other regulations;
●	The consolidation of co-packers leading us to increasingly rely on fewer co-packing groups, certain of which account for a large percentage of our co-packing capacity for our Monster Energy® drinks;
●	The impact of logistical issues and delays, including shortages of shipping containers and port of entry congestion;
●	We have extensive commercial arrangements with TCCC and, as a result, our future performance is substantially dependent on the success of our relationship with TCCC;
●	The consequence of TCCC’s bottlers/distributors distributing Coca-Cola brand energy drinks, possible reductions in the number of our SKUs carried by such bottlers/distributors and/or such bottlers/distributors imposing limitations on distributing new product SKUs;
●	The effect of TCCC being one of our significant stockholders and the potential divergence of TCCC’s interests from those of our other stockholders;
●	Our ability to maintain relationships with TCCC system bottlers/distributors and manage their ongoing commitment to focus on our non-alcohol products;
●	Disruptions in distribution channels and/or declines in sales due to the termination and/or insolvency of existing and/or new domestic and/or international bottlers/distributors;
●	Fluctuations in our inventory levels or those of our bottlers/distributors, planned or otherwise, and the resultant impact on our revenues;
●	Unfavorable regulations, including taxation, age restrictions imposed on the sale, purchase, or consumption of our products, marketing restrictions, product registration requirements, tariffs, trade restrictions, container size limitations and/or ingredient restrictions;
●	The effect of inquiries from, and/or actions by, state attorneys general, the Federal Trade Commission (the “FTC”), the Food and Drug Administration (the “FDA”), the Bureau of Alcohol, Tobacco, Firearms and Explosives (the “ATF”), municipalities, city attorneys, other government agencies, quasi-government agencies, government officials (including members of the U.S. Congress) and/or analogous central and local agencies and other authorities in the foreign countries in which our products are manufactured and/or distributed into the advertising, marketing, promotion, ingredients, sale and/or consumption of our products, including voluntary and/or required changes to our business practices;
●	Our ability to comply with laws, regulations and evolving industry standards regarding consumer privacy and data use and security, including, but not limited to, with respect to the General Data Protection Regulation and the California Consumer Privacy Act of 2018;
●	Our ability to achieve profitability and/or repatriate cash from certain of our operations outside the United States;
●	Our ability to manage legal and regulatory requirements in foreign jurisdictions, potential difficulties in staffing and managing foreign operations and potentially higher incidence of fraud or corruption and credit risk of foreign customers and/or bottlers/distributors;
●	Our ability to produce our products in international markets in which they are sold, thereby reducing freight costs and/or product damages;
●	Our ability to effectively manage our inventories and/or our accounts receivables;
●	Our foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities denominated in currencies other than the U.S. dollar, which will continue to increase as foreign sales increase;
●	Changes in accounting standards may affect our reported profitability;
●	Implications of the Organization for Economic Cooperation and Development’s base erosion and profit shifting project;
●	Any proceedings that may be brought against us by the SEC, the FDA, the FTC, the ATF or other governmental or quasi-governmental agencies or bodies;
●	The outcome and/or possibility of future shareholder derivative actions or shareholder securities litigation that may be filed against us and/or against certain of our officers and directors, and the possibility of other private shareholder litigation;

●	The outcome of product liability or consumer fraud litigation and/or class action litigation (or its analog in foreign jurisdictions) regarding the safety of our products and/or the ingredients in our products and/or claims made in connection with our products and/or alleging false advertising, marketing and/or promotion, and the possibility of future product liability and/or class action lawsuits;
●	Exposure to significant liabilities due to litigation, legal or regulatory proceedings, including litigation directed at the energy and alcohol beverage industries generally or at the Company in particular;
●	Intellectual property injunctions;
●	Unfavorable resolution of possible tax matters;
●	Uncertainty and volatility in the domestic and global economies, including risk of counterparty default or failure;
●	Our ability to address any significant deficiencies or material weakness in our internal controls over financial reporting;
●	Our ability to continue to generate sufficient cash flows to support our expansion plans and general operating activities;
●	The sufficiency of our existing capital resources and credit facilities;
●	Our anticipated use of our existing cash resources and our ability to obtain additional financing in the future;
●	Adverse publicity surrounding obesity, alcohol consumption, and other health concerns related to our products, product safety and quality, water usage, environmental impact and sustainability, human rights, our culture, workforce and labor and workplace laws;
●	Our ability to meet or comply with sustainability-related expectations, standards, and regulations, including laws implemented by the California legislature and directives adopted by the European Commission;
●	Changes in demand that are weather or season related and/or for other reasons, including changes in product category and/or package consumption;
●	Changes in cost and availability of certain key ingredients including aluminum cans, as well as disruptions to the supply chain, as a result of climate change and poor or extreme weather conditions;
●	The impact of unstable political conditions, civil unrest, large scale terrorist acts, the outbreak or escalation of armed hostilities, major natural disasters and extreme weather conditions (such as wildfires or hurricanes), widespread outbreaks of infectious diseases (such as the COVID-19 pandemic), or unforeseen economic and political changes and local or international catastrophic events;
●	The impact on our business of trademark and trade dress infringement proceedings brought against us relating to any of our brands, which could result in an injunction barring us from selling certain of our products and/or require changes to be made to our current trade dress;
●	Our ability to implement and/or maintain price increases, including through reductions in promotional allowances;
●	An inability to achieve volume growth through product and packaging initiatives;
●	Our ability to implement our growth strategy, including expanding our business in existing and new sectors, such as the alcohol beverage sector;
●	The inherent operational risks presented by the alcohol beverage industry that may not be adequately covered by insurance or lead to litigation relating to alcohol marketing, advertising, or distribution practices, alcohol abuse problems and other health consequences arising from excessive consumption of or other misuse of alcohol, including death;
●	Our inability to transition distribution agreements in our Alcohol Brands segment and/or the impact of higher costs to change distributors for our alcohol beverages;
●	The impact of criticism of our products and/or the energy drink and/or alcohol beverage markets generally and/or legislation enacted (whether as a result of such criticism or otherwise) that restricts the marketing or sale of energy drinks and/or alcohol beverages (including prohibiting the sale of energy and/or alcohol drinks at certain establishments or pursuant to certain governmental programs), limits caffeine or alcohol content in beverages, requires certain product labeling disclosures and/or warnings, imposes excise and/or sales taxes, limits product sizes and/or imposes age restrictions for the sale of energy and/or alcohol drinks;

●	Our ability to comply with and/or resulting lower consumer demand and/or lower profit margins for energy drinks and/or alcohol beverages due to proposed and/or future U.S. federal, state and local laws and regulations and/or proposed or existing laws and regulations in certain foreign jurisdictions and/or any changes therein, including changes in taxation requirements (including tax rate changes, new tax laws, new and/or increased excise, sales and/or other taxes on our products and revised tax law interpretations) and environmental laws, as well as the Federal Food, Drug, and Cosmetic Act and regulations or rules made thereunder or in connection therewith by the FDA. In addition, our business may be adversely impacted by changes in other food, drug or similar laws in the United States and internationally as well as laws and regulations or rules made or enforced by the ATF and/or the FTC or their foreign counterparts;
●	Disruptions in the timely import or export of our products and/or ingredients including flavors, flavor ingredients and supplement ingredients due to port congestion, strikes and related labor issues or otherwise;
●	Our ability to satisfy all criteria set forth in any model energy and/or alcohol drink guidelines, including, without limitation, those adopted by the American Beverage Association, of which we are a member, and/or any international beverage associations and the impact that our failure to satisfy such guidelines may have on our business;
●	The effect of unfavorable or adverse public relations, press, articles, comments and/or media attention;
●	Changes in the cost, quality and availability of containers, packaging materials, aluminum cans or kegs, the Midwest and other premiums, raw materials, including flavors and flavor ingredients, and other ingredients and juice concentrates, co-packing fees, and our ability to obtain and/or maintain favorable supply arrangements and relationships and procure timely and/or sufficient production of all or any of our products to meet customer demand;
●	Any shortages that may be experienced in the procurement of containers and/or other raw materials including, without limitation, water, flavors, flavor ingredients, supplement ingredients, aluminum cans generally, to a limited extent PET containers, 24-ounce aluminum cap cans, 19.2-ounce cans and 550ml BRE aluminum cans with resealable ends;
●	Our ability to access, secure and purify sufficient supplies of quality water;
●	Limitations in procuring sufficient quantities of aluminum cans;
●	In order to secure sufficient quantities of aluminum cans and sufficient co-packing availability in the future, we may be required to commit to minimum purchase volumes and/or minimum co-packing volumes. In the event that we over-estimate future demand for our products and therefore may not purchase such minimum quantities in full, or utilize such minimum co-packing volumes in full, we may incur claims and/or costs or losses in respect of such shortfalls;
●	The impact on our cost of sales of corporate activity among the limited number of suppliers from whom we purchase certain raw materials;
●	Our ability to pass on to our customers all or a portion of any increases in the costs of raw materials, ingredients, commodities and/or other cost inputs affecting our business;
●	Our ability to penetrate new domestic and/or international markets and/or gain approval or mitigate the delay in securing approval for the sale of our products in various countries;
●	The effectiveness of sales and/or marketing efforts by us and/or by the bottlers/distributors of our products, most of whom distribute products that may be regarded as competitive with our products;
●	Unilateral decisions by bottlers/distributors, buying groups, convenience and gas chains, grocery chains, mass merchandisers, specialty chain stores, e-commerce retailers, e-commerce websites, club stores and other customers to discontinue carrying all or any of our products that they are carrying at any time, restrict the range of our products they carry, impose restrictions or limitations on the sale of our products and/or the sizes of containers of our products and/or devote less resources to the sale of our products;
●	The impact of certain activities by competitors and others to persuade regulators and/or retailers and/or customers in certain countries to reduce the permitted or maximum container sizes for our products from those currently being sold and marketed by us;
●	The impact of possible trading disputes between our bottler/distributors and their customers and/or one or more buying groups which may result in the delisting of certain of our products, temporarily or otherwise;
●	The effects of retailer consolidation on our business and our ability to successfully adapt to the rapidly changing retail landscape, including, but not limited to, competition from new entrants, consolidations by competitors and retailers, and other competitive activities;
●	Our ability to adapt to the changing retail landscape with the rapid growth in e-commerce retailers;
●	The effects of bottler/distributor consolidation on our business;

●	The costs and/or effectiveness, now or in the future, of our sponsorships and endorsements, marketing and promotional strategies;
●	The success of our sports marketing, social media and other general marketing endeavors both domestically and internationally;
●	Possible product recalls and/or reformulations of certain of our products and/or market withdrawals of certain of our products due to defective packaging and/or non-compliant formulas or production in one or more jurisdictions;
●	The failure of our bottlers and/or co-packers to manufacture our products on a timely basis or at all;
●	Our ability to make suitable arrangements and/or procure sufficient capacity for the co-packing of any of our products both domestically and internationally, the timely replacement of discontinued co-packing arrangements and/or limitations on co-packing availability, including for retort production;
●	Our ability to make suitable arrangements for the timely procurement of non-defective raw materials;
●	Our inability to protect and/or the loss of our intellectual property rights and/or our inability to use our trademarks, trade names or designs and/or trade dress in certain countries;
●	Volatility of stock prices which may restrict stock sales, stock purchases or other opportunities as well as negatively impact the motivation of equity award grantees;
●	Provisions in our organizational documents and/or control by insiders which may prevent changes in control even if such changes would be beneficial to other stockholders;
●	Any disruption in and/or lack of effectiveness of our information technology systems, including a breach of cyber security, that disrupts our business or negatively impacts customer relationships, as well as cybersecurity incidents involving data shared with or by third parties; and
●	Succession plans for and/or the recruitment and retention of senior management, other key employees and our employee base in general.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks during the three-months ended March 31, 2025 compared with the disclosures in Part II, Item 7A of our Form 10-K.

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

Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 19, 2024, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to an additional $500.0 million of the Company’s outstanding common stock (the “August 2024 Repurchase Plan”). During the three-months ended March 31, 2025, no shares were repurchased under the August 2024 Repurchase Plan. As of May 8, 2025, $500.0 million remained available for repurchase under the August 2024 Repurchase Plan.

The aggregate amount of the Company’s outstanding common stock that remains available for repurchase under all previously authorized repurchase plans is $500.0 million as of May 8, 2025.

During the three-months ended March 31, 2025, 0.3 million shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $16.6 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying condensed consolidated balance sheet at March 31, 2025.

The following tabular summary reflects the Company’s repurchase activity during the quarter ended March 31, 2025.

				Maximum Number (or
				Approximate Dollar
			Total Number of	Value) of Shares that
			Shares Purchased	May Yet Be Purchased
	Total Number		as Part of Publicly	Under the Plans or
	of Shares	Average Price	Announced Plans	Programs
Period	Purchased	per Share	or Programs[1]	(In thousands)
Jan 1 – Jan 31, 2025	—	$—	—	$500,000
Feb 1 – Feb 28, 2025	—	$—	—	$500,000
Mar 1 – Mar 31, 2025	—	$—	—	$500,000

1 On August 19, 2024, the Company publicly announced that its Board of Directors authorized the August 2024 Repurchase Plan. Board authorization of the repurchase plan remains in effect until shares in the amount authorized thereunder have been repurchased. See Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” above for more information.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

During the three-months ended March 31, 2025, none of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

ITEM 6.    EXHIBITS

3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Form 8-K dated June 27, 2023).

3.2	Fourth Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to our Form 8-K dated November 7, 2024).

10.1+	Rodney C. Sacks Transition Letter, dated March 10, 2025 (incorporated by reference to Exhibit 10.1 to our Form 8-K dated March 10, 2025).

10.2*+	Form of 2025 Stock Option Award Agreement for grants under the Monster Beverage Corporation 2020 Omnibus Incentive Plan.

10.3*+	Form of 2025 Restricted Stock Unit Award Agreement for grants under the Monster Beverage Corporation 2020 Omnibus Incentive Plan.

10.4*+	Form of 2025 Performance Share Unit Award Agreement for grants under the Monster Beverage Corporation 2020 Omnibus Incentive Plan.

31.1*	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3*	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following financial information from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Income for the three-months ended March 31, 2025 and 2024, (iii) Condensed Consolidated Statements of Comprehensive Income for the three-months ended March 31, 2025 and 2024, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three-months ended March 31, 2025 and 2024, (v) Condensed Consolidated Statements of Cash Flows for the three-months ended March 31, 2025 and 2024, and (vi) the Notes to Condensed Consolidated Financial Statements.

104*

The cover page from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

*Filed herewith.

+Management contract or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION
Registrant

Date: May 8, 2025	/s/ RODNEY C. SACKS
Rodney C. Sacks
Chairman of the Board of Directors
and Co-Chief Executive Officer

Date: May 8, 2025	/s/ HILTON H. SCHLOSBERG
Hilton H. Schlosberg
Vice Chairman of the Board of Directors
and Co-Chief Executive Officer