Form 10-Q
period 2025-06-30
Monster Beverage Corp
filed 2025-08-08
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025	Commission File Number 001-18761

MONSTER BEVERAGE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	47-1809393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes __    No X

The registrant had 976,428,189 shares of common stock, par value $0.005 per share, outstanding as of July 31, 2025.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

JUNE 30, 2025

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2025 AND DECEMBER 31, 2024

(In Thousands, Except Par Value) (Unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,926,927	$1,533,287
Short-term investments	145,253	—
Accounts receivable, net	1,522,702	1,221,646
Inventories	658,167	737,107
Prepaid expenses and other current assets	137,257	107,262
Prepaid income taxes	39,034	42,202
Total current assets	4,429,340	3,641,504

INVESTMENTS	138,058	—
PROPERTY AND EQUIPMENT, net	1,090,898	1,047,024
DEFERRED INCOME TAXES, net	184,791	184,260
GOODWILL	1,331,643	1,331,643
OTHER INTANGIBLE ASSETS, net	1,418,827	1,414,252
OTHER ASSETS	136,331	100,406
Total Assets	$8,729,888	$7,719,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$489,037	$466,775
Accrued liabilities	258,937	220,764
Accrued promotional allowances	360,406	267,711
Deferred revenue	49,279	45,809
Accrued compensation	72,838	92,454
Income taxes payable	28,121	4,006
Total current liabilities	1,258,618	1,097,519

DEFERRED REVENUE	169,763	179,008
OTHER LIABILITIES	110,203	110,893
LONG-TERM DEBT	—	373,951

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:

Common stock - $0.005 par value; 5,000,000 shares authorized; 1,129,950 shares issued and 976,398 shares outstanding as of June 30, 2025; 1,126,329 shares issued and 973,079 shares outstanding as of December 31, 2024	5,650	5,632
Additional paid-in capital	5,285,157	5,144,922
Retained earnings	8,380,571	7,448,784
Accumulated other comprehensive loss	(91,308)	(269,487)
Common stock in treasury, at cost; 153,552 shares and 153,250 shares as of June 30, 2025 and December 31, 2024, respectively	(6,388,766)	(6,372,133)
Total stockholders’ equity	7,191,304	5,957,718
Total Liabilities and Stockholders’ Equity	$8,729,888	$7,719,089

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND SIX-MONTHS ENDED JUNE 30, 2025 AND 2024

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

NET SALES	$2,111,593	$1,900,597	$3,966,150	$3,799,695

COST OF SALES	935,180	881,091	1,741,775	1,753,061

GROSS PROFIT	1,176,413	1,019,506	2,224,375	2,046,634

OPERATING EXPENSES	544,791	492,343	1,023,008	977,480

OPERATING INCOME	631,622	527,163	1,201,367	1,069,154

INTEREST and OTHER INCOME, net	15,065	24,376	23,337	60,131

INCOME BEFORE PROVISION FOR INCOME TAXES	646,687	551,539	1,224,704	1,129,285

PROVISION FOR INCOME TAXES	157,893	126,170	292,917	261,867

NET INCOME	$488,794	$425,369	$931,787	$867,418

NET INCOME PER COMMON SHARE:
Basic	$0.50	$0.41	$0.96	$0.84
Diluted	$0.50	$0.41	$0.95	$0.83

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	975,749	1,029,268	974,691	1,035,175
Diluted	983,997	1,037,378	982,748	1,044,363

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE- AND SIX-MONTHS ENDED JUNE 30, 2025 AND 2024

(In Thousands) (Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income, as reported	$488,794	$425,369	$931,787	$867,418
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	100,759	(31,104)	164,730	(61,799)
Change in net unrealized gain (loss) on available-for-sale investments	213	535	213	758
Change in net gain (loss) on commodity derivatives	10,666	6,205	13,236	4,074
Other comprehensive income (loss)	111,638	(24,364)	178,179	(56,967)
Comprehensive income	$600,432	$401,005	$1,109,966	$810,451

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE- AND SIX-MONTHS ENDED JUNE 30, 2025 AND 2024

(In Thousands) (Unaudited)

					Accumulated
			Additional		Other			Total
	Common stock		Paid-in	Retained	Comprehensive	Treasury stock		Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	Equity
Balance, December 31, 2024	1,126,329	$5,632	$5,144,922	$7,448,784	$(269,487)	(153,250)	$(6,372,133)	$5,957,718

Stock-based compensation	—	—	20,727	—	—	—	—	20,727
Stock options/awards	2,366	11	48,082	—	—	—	—	48,093
Repurchase of common stock	—	—	—	—	—	(302)	(16,633)	(16,633)
Foreign currency translation	—	—	—	—	63,971	—	—	63,971
Net gain (loss) on commodity derivatives	—	—	—	—	2,570	—	—	2,570
Net income	—	—	—	442,993	—	—	—	442,993
Balance, March 31, 2025	1,128,695	$5,643	$5,213,731	$7,891,777	$(202,946)	(153,552)	$(6,388,766)	$6,519,439

Stock-based compensation	—	—	31,842	—	—	—	—	31,842
Stock options/awards	1,255	7	39,584	—	—	—	—	39,591
Unrealized gain (loss), net on available-for-sale securities	—	—	—	—	213	—	—	213
Foreign currency translation	—	—	—	—	100,759	—	—	100,759
Net gain (loss) on commodity derivatives	—	—	—	—	10,666	—	—	10,666
Net income	—	—	—	488,794	—	—	—	488,794
Balance, June 30, 2025	1,129,950	$5,650	$5,285,157	$8,380,571	$(91,308)	(153,552)	$(6,388,766)	$7,191,304

					Accumulated
			Additional		Other			Total
	Common stock		Paid-in	Retained	Comprehensive	Treasury stock		Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	Equity
Balance, December 31, 2023	1,122,592	$5,613	$4,975,115	$5,939,736	$(125,337)	(81,021)	$(2,566,383)	$8,228,744

Stock-based compensation	—	—	21,452	—	—	—	—	21,452
Stock options/awards	2,278	11	38,381	—	—	—	—	38,392
Unrealized gain (loss), net on available-for-sale securities	—	—	—	—	223	—	—	223
Repurchase of common stock	—	—	—	—	—	(2,151)	(120,245)	(120,245)
Foreign currency translation	—	—	—	—	(30,695)	—	—	(30,695)
Net gain (loss) on commodity derivatives	—	—	—	—	(2,131)	—	—	(2,131)
Net income	—	—	—	442,049	—	—	—	442,049
Balance, March 31, 2024	1,124,870	$5,624	$5,034,948	$6,381,785	$(157,940)	(83,172)	$(2,686,628)	$8,577,789

Stock-based compensation	—	—	19,645	—	—	—	—	19,645
Stock options/awards	460	3	13,698	—	—	—	—	13,701
Unrealized gain (loss), net on available-for-sale securities	—	—	—	—	535	—	—	535
Repurchase of common stock	—	—	—	—	—	(58,778)	(3,145,817)	(3,145,817)
Foreign currency translation	—	—	—	—	(31,104)	—	—	(31,104)
Net gain (loss) on commodity derivatives	—	—	—	—	6,205	—	—	6,205
Net income	—	—	—	425,369	—	—	—	425,369
Balance, June 30, 2024	1,125,330	$5,627	$5,068,291	$6,807,154	$(182,304)	(141,950)	$(5,832,445)	$5,866,323

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTHS ENDED JUNE 30, 2025 AND 2024

(In Thousands) (Unaudited)

	Six-Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$931,787	$867,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,405	39,913
Non-cash lease expense	6,966	6,599
Loss (gain) on disposal of property and equipment	(641)	1,849
Loss on impairment of property and equipment	2,279	6,067
Stock-based compensation	53,854	41,262
Deferred income taxes	646	(13,294)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(222,239)	(197,227)
Inventories	104,633	123,484
Prepaid expenses and other assets	(63,675)	(13,993)
Prepaid income taxes	14,512	(12,297)
Accounts payable	4,333	(33,505)
Accrued liabilities	28,510	2,715
Accrued promotional allowances	71,516	54,242
Accrued compensation	(22,146)	(26,954)
Income taxes payable	21,056	11,348
Other liabilities	(1,582)	(1,463)
Deferred revenue	(8,598)	(7,731)
Net cash provided by operating activities	973,616	848,433

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of available-for-sale investments	—	1,377,915
Purchases of available-for-sale investments	(283,097)	(342,121)
Purchases of property and equipment	(60,460)	(125,812)
Proceeds from sale of property and equipment	2,334	1,052
Additions to intangibles	(15,399)	(6,364)
Decrease (increase) in other assets	(1,107)	(1,366)
Net cash (used in) provided by investing activities	(357,729)	903,304

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short-term debt	(5,023)	(5,269)
Payments on credit facilities	(375,000)	—
Borrowings on credit facilities	—	750,000
Payments for debt issuance costs	—	(2,776)
Issuance of common stock	87,684	52,093
Purchases of common stock held in treasury	(16,633)	(3,234,523)
Net cash used in financing activities	(308,972)	(2,440,475)

Effect of exchange rate changes on cash and cash equivalents	86,725	(44,203)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	393,640	(732,941)
CASH AND CASH EQUIVALENTS, beginning of period	1,533,287	2,297,675
CASH AND CASH EQUIVALENTS, end of period	$1,926,927	$1,564,734

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$5,144	$1,460
Income taxes	$262,711	$276,359

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTHS ENDED JUNE 30, 2025 AND 2024

(In Thousands) (Unaudited) (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

Included in accrued liabilities as of June 30, 2025 and 2024 were additions to other intangible assets of $2.7 million and $9.6 million, respectively.

Included in accounts payable as of June 30, 2025 and 2024 were property and equipment purchases of $4.2 million and $9.6 million, respectively.

Included in accounts payable as of June 30, 2024 were treasury stock repurchases of $0.9 million.

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

The Company’s condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting. They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP. The information set forth in these interim condensed consolidated financial statements for the three- and six-months ended June 30, 2025 and 2024, respectively, is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading. Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. Certain of the Company’s bottlers/distributors may also perform a separate function as a co-packer on the Company’s behalf. In such cases, control of the Company’s products passes to such bottlers/distributors when they notify the Company that they have taken possession or transferred the relevant portion of the Company’s finished goods. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of June 30, 2025 and December 31, 2024.

The Company excludes from revenues all taxes assessed by a governmental authority that are imposed on the sale of its products and collected from customers.

Distribution expenses to transport the Company’s products, where applicable, and warehousing expenses after manufacture are accounted for within operating expenses.

Promotional and other allowances (variable consideration) recorded as a reduction to net sales for the Company’s energy drink products primarily include consideration given to the Company’s non-alcohol bottlers/distributors or customers, including, but not limited to, the following:

●	discounts granted off list prices to support price promotions to end-consumers by retailers;
●	reimbursements given to the Company’s bottlers/distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products;
●	the Company’s agreed share of fees given to bottlers/distributors and/or directly to retailers for advertising, in-store marketing and promotional activities;
●	the Company’s agreed share of slotting, shelf space allowances and other fees given directly to retailers, club stores and/or wholesalers;
●	incentives given to the Company’s bottlers/distributors and/or retailers for achieving or exceeding certain predetermined sales goals;
●	discounted and/or free products or cash rebates;
●	contractual fees given to the Company’s bottlers/distributors related to sales made directly by the Company to certain customers that fall within the bottlers’/distributors’ sales territories; and
●	commissions to TCCC based on the Company’s sales to wholly-owned subsidiaries of TCCC (the “TCCC Subsidiaries”) and/or to TCCC bottlers/distributors accounted for under the equity method by TCCC (the “TCCC Related Parties”).

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

Disaggregation of Revenue

The following tables disaggregate the Company’s revenue by geographical markets and reportable segments:

	Three-Months Ended June 30, 2025
			Asia Pacific	Latin
	U.S. and		(including	America and
Net Sales	Canada	EMEA[1]	Oceania)	Caribbean	Total
Monster Energy® Drinks	$1,197,590	$439,418	$153,926	$146,387	$1,937,321
Strategic Brands	59,460	58,798	7,768	3,867	129,893
Alcohol Brands	37,971	—	—	—	37,971
Other	6,408	—	—	—	6,408
Total Net Sales	$1,301,429	$498,216	$161,694	$150,254	$2,111,593

	Three-Months Ended June 30, 2024
			Asia Pacific	Latin
	U.S. and		(including	America and
Net Sales	Canada	EMEA[1]	Oceania)	Caribbean	Total
Monster Energy® Drinks	$1,100,063	$351,985	$132,078	$158,682	$1,742,808
Strategic Brands	49,579	41,938	13,010	4,695	109,222
Alcohol Brands	41,564	—	—	—	41,564
Other	7,003	—	—	—	7,003
Total Net Sales	$1,198,209	$393,923	$145,088	$163,377	$1,900,597

1Europe, Middle East and Africa (“EMEA”)

	Six-Months Ended June 30, 2025
			Asia Pacific	Latin
	U.S. and		(including	America and
Net Sales	Canada	EMEA[1]	Oceania)	Caribbean	Total
Monster Energy® Drinks	$2,277,927	$785,489	$285,945	$303,508	$3,652,869
Strategic Brands	103,090	97,302	20,271	7,562	228,225
Alcohol Brands	72,674	—	—	—	72,674
Other	12,382	—	—	—	12,382
Total Net Sales	$2,466,073	$882,791	$306,216	$311,070	$3,966,150

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

1Europe, Middle East and Africa (“EMEA”)

Contract Liabilities

Amounts received from certain bottlers/distributors at inception of their distribution contracts or at the inception of certain sales/marketing programs are accounted for as deferred revenue. As of June 30, 2025 and December 31, 2024, the Company had $219.0 million and $224.8 million, respectively, of deferred revenue, which is included in current and long-term deferred revenue in the Company’s condensed consolidated balance sheets. During both the three-months ended June 30, 2025 and 2024, $10.0 million of deferred revenue was recognized in net sales. During both the six-months ended June 30, 2025 and 2024, $19.9 million of deferred revenue was recognized in net sales. See Note 8.

3.INVESTMENTS

The following table summarizes the Company’s investments at June 30, 2025. The Company held no short-term or long-term investments at December 31, 2024.

					Continuous	Continuous
		Gross	Gross		Unrealized	Unrealized
		Unrealized	Unrealized		Loss Position	Loss Position
	Amortized	Holding	Holding	Fair	less than	greater than
June 30, 2025	Cost	Gains	Losses	Value	12 Months	12 Months
Available-for-sale
Short-term:
Commercial paper	$27,549	$—	$—	$27,549	$—	$—
Certificates of deposit	8,334	—	—	8,334	—	—
U.S. treasuries	105,900	20	—	105,920	—	—
Corporate bonds	3,450	—	—	3,450	—	—
Long-term:
U.S. treasuries	33,929	57	—	33,986	—	—
Corporate bonds	103,939	133	—	104,072	—
Total	$283,101	$210	$—	$283,311	$—	$—

During the three- and six-months ended June 30, 2025 and 2024, realized gains or losses recognized on the sale of investments were not significant.

The Company’s investments at June 30, 2025 carried investment grade credit ratings.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the underlying contractual maturities of the Company’s investments at June 30, 2025. The Company held no short-term or long-term investments at December 31, 2024.

	June 30, 2025
	Amortized Cost	Fair Value
Less than 1 year:
Commercial paper	$27,549	$27,549
Certificates of deposit	8,334	8,334
U.S. treasuries	105,900	105,920
Corporate bonds	3,450	3,450
Due 1 - 10 years:
U.S. treasuries	33,929	33,986
Corporate bonds	103,939	104,072
Total	$283,101	$283,311

4.	FAIR VALUE OF CERTAIN FINANCIAL ASSETS AND LIABILITIES

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following tables present the fair value of the Company’s financial assets and liabilities that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

June 30, 2025	Level 1	Level 2	Level 3	Total
Cash	$1,151,621	$—	$—	$1,151,621
Money market funds	722,386	—	—	722,386
Certificates of deposit	—	61,254	—	61,254
Commercial paper	—	27,549	—	27,549
Corporate bonds	—	107,522	—	107,522
U.S. treasuries	—	139,905	—	139,905
Foreign currency derivatives	—	(754)	—	(754)
Commodity derivatives	—	15,627	—	15,627
Total	$1,874,007	$351,103	$—	$2,225,110

Amounts included in:
Cash and cash equivalents	$1,874,007	$52,920	$—	$1,926,927
Short-term investments	—	145,253	—	145,253
Accounts receivable, net	—	16,696	—	16,696
Other assets	—	1,500	—	1,500
Investments	—	138,058	—	138,058
Accrued liabilities	—	(3,324)	—	(3,324)
Total	$1,874,007	$351,103	$—	$2,225,110

December 31, 2024	Level 1	Level 2	Level 3	Total
Cash	$1,103,647	$—	$—	$1,103,647
Money market funds	396,306	—	—	396,306
Certificates of deposit	—	33,334	—	33,334
Foreign currency derivatives	—	799	—	799
Commodity derivatives	—	(785)	—	(785)
Total	$1,499,953	$33,348	$—	$1,533,301

Amounts included in:
Cash and cash equivalents	$1,499,953	$33,334	$—	$1,533,287
Accounts receivable, net	—	5,991	—	5,991
Other assets	—	6	—	6
Accrued liabilities	—	(5,952)	—	(5,952)
Other liabilities	—	(31)	—	(31)
Total	$1,499,953	$33,348	$—	$1,533,301

The Company’s valuation of its Level 1 investments is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments is based on other observable inputs, specifically a market approach which utilizes valuation models, pricing systems, mathematical tools and other relevant information for the same or similar securities. The Company’s valuation of its Level 2 foreign currency exchange contracts is based on quoted market prices of the same or similar instruments, adjusted for counterparty risk. There were no transfers between Level 1 and Level 2 measurements during the three- and six-months ended June 30, 2025, or during the year-ended December 31, 2024, and there were no changes in the Company’s valuation techniques.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

5.	INVENTORIES

Inventories consist of the following at:

	June 30,	December 31,
	2025	2024
Raw materials	$257,954	$232,698
Work in process	1,189	1,200
Finished goods	399,024	503,209
	$658,167	$737,107

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at:

	June 30,	December 31,
	2025	2024
Land	$179,492	$178,056
Leasehold improvements	32,630	31,132
Furniture and fixtures	13,394	11,416
Office and computer equipment	26,088	28,029
Equipment	642,447	561,408
Buildings	384,770	280,663
Vehicles	80,178	72,564
Assets under construction	69,818	178,980
	1,428,817	1,342,248
Less: accumulated depreciation and amortization	(337,919)	(295,224)
	$1,090,898	$1,047,024

Total depreciation and amortization expense was $23.3 million and $17.8 million for the three-months ended June 30, 2025 and 2024, respectively. Total depreciation and amortization expense was $43.7 million and $36.9 million for the six-months ended June 30, 2025 and 2024, respectively.

7.GOODWILL AND OTHER INTANGIBLE ASSETS

The following is a roll-forward of goodwill for the six-months ended June 30, 2025 and 2024 by reportable segment:

	Monster
	Energy®	Strategic	Alcohol
	Drinks	Brands	Brands*	Other	Total
Balance at December 31, 2024	$693,644	$637,999	$—	$—	$1,331,643
Acquisitions	—	—	—	—	—
Balance at June 30, 2025	$693,644	$637,999	$—	$—	$1,331,643

*Accumulated goodwill impairment balance at December 31, 2024 and June 30, 2025 was $86.3 million related entirely to Alcohol Brands.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Monster
	Energy®	Strategic	Alcohol
	Drinks	Brands	Brands	Other	Total
Balance at December 31, 2023	$693,644	$637,999	$86,298	$—	$1,417,941
Acquisitions	—	—	—	—	—
Balance at June 30, 2024	$693,644	$637,999	$86,298	$—	$1,417,941

Intangible assets consist of the following at:

	June 30,	December 31,
	2025	2024
Amortizing intangibles	$190,336	$183,800
Accumulated amortization	(95,740)	(86,703)
	94,596	97,097
Non-amortizing intangibles	1,324,231	1,317,155
	$1,418,827	$1,414,252

Amortizing intangibles primarily consist of customer relationships. All amortizing intangibles have been assigned an estimated finite useful life, and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives, generally three to ten years. Total amortization expense was $4.3 million and $1.7 million for the three-months ended June 30, 2025 and 2024, respectively. Total amortization expense was $8.7 million and $3.0 million for the six-months ended June 30, 2025 and 2024, respectively. For the three- and six-months ended June 30, 2025 and 2024, no impairment charges were recorded to intangible assets.

The following is the future estimated amortization expense related to amortizing intangibles as of June 30, 2025:

2025 (from July 1, 2025 to December 31, 2025)	$9,423
2026	18,710
2027	16,937
2028	14,323
2029	13,755
2030 and thereafter	21,448
$94,596

8.	DISTRIBUTION AGREEMENTS

In the normal course of business, amounts received pursuant to new and/or amended distribution agreements entered into with certain bottlers/distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, or at the inception of certain sales/marketing programs are accounted for as deferred revenue and are recognized as revenue ratably over the anticipated life of the respective agreement, generally 20 years or program duration, as the case may be. Revenue recognized was $10.0 million for both the three-months ended June 30, 2025 and 2024. Revenue recognized was $19.9 million for both the six-months ended June 30, 2025 and 2024.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

9.	DEBT

The Company repaid the outstanding balance of $200.0 million on long-term debt in April 2025. As of December 31, 2024, the Company’s long-term debt consisted of the following:

December 31,
2024
Term loan	$375,000
Revolving credit facility	—
Total debt	375,000
Less: unamortized debt issuance costs	(1,049)
Total debt, net of unamortized debt issuance costs	373,951
Less: current portion of long-term debt	—
Long-term debt	$373,951

In May 2024, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders, which provides for senior unsecured credit facilities in an aggregate principal amount of $1.50 billion (collectively, the “Credit Facilities”). The Credit Facilities consist of a $750.0 million term loan (the “Term Loan”) and up to $750.0 million in multicurrency revolving loan commitments (the “Revolving Credit Facility”). The Term Loan was repaid in April 2025 with no additional borrowings permitted. The Revolving Credit Facility matures in May 2029. Borrowings under the Revolving Credit Facility bear interest at a variable rate per annum equal to the applicable rate plus margin (as defined in the Credit Facilities). Borrowings may be repaid at any time during the term of the Revolving Credit Facility and may be reborrowed prior to the maturity date. As of June 30, 2025, no borrowings were outstanding under the Credit Facilities, and the Company was in compliance with all covenants under the Credit Facilities.

Additionally, the Company has a line of credit of up to $15.0 million with HSBC Bank (China) Company Limited, Shanghai Branch. As of June 30, 2025, no amount was outstanding on this line of credit.

10.	COMMITMENTS AND CONTINGENCIES

The Company had purchase commitments aggregating approximately $275.4 million at June 30, 2025, which represented commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms but are generally satisfied within one year.

The Company had contractual obligations aggregating approximately $491.3 million at June 30, 2025, which related primarily to sponsorships and other marketing activities.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, and any related insurance reimbursements. As of June 30, 2025 and December 31, 2024, $30.6 million and $16.8 million, respectively, of loss contingencies were included in the Company’s accompanying condensed consolidated balance sheets.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

11.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the six-months ended June 30, 2025 and 2024 are as follows:

	Accumulated Net	Currency	Unrealized Gains
	Gains (Losses)	Translation	(Losses) on
	on Commodity	Gains	Available-for-
	Derivatives	(Losses)	Sale Securities	Total
Balance at December 31, 2024	$443	$(269,930)	$—	$(269,487)
Other comprehensive income (loss) before reclassifications	16,189	164,730	213	181,132
Amounts reclassified from accumulated other comprehensive loss	(2,953)	—	—	(2,953)
Net current-period other comprehensive income (loss)	13,236	164,730	213	178,179
Balance at June 30, 2025	$13,679	$(105,200)	$213	$(91,308)

	Accumulated Net	Currency	Unrealized Gains
	Gains (Losses)	Translation	(Losses) on
	on Commodity	Gains	Available-for-
	Derivatives	(Losses)	Sale Securities	Total
Balance at December 31, 2023	$4,410	$(128,989)	$(758)	$(125,337)
Other comprehensive income (loss) before reclassifications	4,074	(61,799)	758	(56,967)
Net current-period other comprehensive income (loss)	4,074	(61,799)	758	(56,967)
Balance at June 30, 2024	$8,484	$(190,788)	$—	$(182,304)

12.	TREASURY STOCK

On August 19, 2024, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to an additional $500.0 million of the Company’s outstanding common stock (the “August 2024 Repurchase Plan”). During the three-months ended June 30, 2025, no shares were repurchased under the August 2024 Repurchase Plan. As of August 6, 2025, $500.0 million remained available for repurchase under the August 2024 Repurchase Plan.

The aggregate amount of the Company’s outstanding common stock that remains available for repurchase under all previously authorized repurchase plans is $500.0 million as of August 6, 2025.

During the three-months ended June 30, 2025, no shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due.

13.	STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at June 30, 2025: (i) the Monster Beverage Corporation 2020 Omnibus Incentive Plan, including the Monster Beverage Corporation Deferred Compensation Plan as a sub-plan thereunder, and (ii) the Monster Beverage Corporation 2017 Compensation Plan for Non-Employee Directors as Amended and Restated on February 23, 2022, including the Monster Beverage Corporation Deferred Compensation Plan for Non-Employee Directors as a sub-plan thereunder.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company recorded $33.2 million and $18.8 million of compensation expense relating to outstanding options, restricted stock units, performance share units and other share-based awards during the three-months ended June 30, 2025 and 2024, respectively. The Company recorded $53.9 million and $41.3 million of compensation expense relating to outstanding options, restricted stock units, performance share units and other share-based awards during the six-months ended June 30, 2025 and 2024, respectively.

The tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options and vesting of restricted stock units and performance share units for the three-months ended June 30, 2025 and 2024 was $6.4 million and $1.5 million, respectively. The tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options and vesting of restricted stock units and performance share units for the six-months ended June 30, 2025 and 2024 was $13.6 million and $9.0 million, respectively.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted as of June 30, 2025 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	Three-Months Ended June 30,				Six-Months Ended June 30,
	2025		2024		2025		2024
Dividend yield	0.0%		0.0%		0.0%		0.0%
Expected volatility	26.5%		27.5%		26.7%		27.5%
Risk-free interest rate	4.1%		4.4%		4.2%		4.3%
Expected term	6.1	years	6.4	years	6.2	years	6.4	years

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Term	Aggregate
Options	(in thousands)	Per Share	(in years)	Intrinsic Value
Outstanding at January 1, 2025	27,088	$38.98	5.8	$400,207
Granted 01/01/25 - 03/31/25	1,299	$55.09
Granted 04/01/25 - 06/30/25	21	$60.28
Exercised	(3,001)	$29.21
Cancelled or forfeited	(213)	$52.00
Outstanding at June 30, 2025	25,194	$40.88	5.8	$584,124
Vested and expected to vest in the future at June 30, 2025	24,372	$40.48	5.8	$540,196
Exercisable at June 30, 2025	13,894	$32.41	3.9	$420,082

The weighted-average grant-date fair value of options granted during the three-months ended June 30, 2025 and 2024 was $21.20 per share and $19.52 per share, respectively. The weighted-average grant-date fair value of options granted during the six-months ended June 30, 2025 and 2024 was $19.85 per share and $22.64 per share, respectively.

The total intrinsic value of options exercised during the three-months ended June 30, 2025 and 2024 was $38.0 million and $10.2 million, respectively. The total intrinsic value of options exercised during the six-months ended June 30, 2025 and 2024 was $86.1 million and $57.8 million, respectively.

Cash received from option exercises under all plans for the three-months ended June 30, 2025 and 2024 was $39.6 million and $13.7 million, respectively. Cash received from option exercises under all plans for the six-months ended June 30, 2025 and 2024 was $87.7 million and $52.1 million, respectively.

At June 30, 2025, there was $144.6 million of total unrecognized compensation expense related to non-vested options granted to employees under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 2.8 years.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to non-vested restricted stock units and performance share units as follows:

	Number of Shares	Weighted-Average
	(in thousands)	Grant-Date Fair Value
Non-vested at January 1, 2025	1,682	$46.16
Granted 01/01/25 - 03/31/25[1]	1,017	$55.08
Granted 04/01/25 - 06/30/25	33	$62.68
Vested	(620)	$39.25
Forfeited/cancelled	(48)	$37.99
Non-vested at June 30, 2025	2,064	$53.08

1The grant activity for performance share units is recorded based on the target performance level earning 100% of target performance share units. The actual number of performance share units earned could range from 0% to 200% of target depending on the achievement of pre-established performance goals.

The weighted-average grant-date fair value of restricted stock units and/or performance share units granted during the three-months ended June 30, 2025 and 2024 was $62.68 and $49.12 per share, respectively. The weighted-average grant-date fair value of restricted stock units and/or performance share units granted during the six-months ended June 30, 2025 and 2024 was $55.32 and $59.58 per share, respectively.

As of June 30, 2025, 2.0 million restricted stock units and performance share units are expected to vest over their respective terms.

At June 30, 2025, total unrecognized compensation expense relating to non-vested restricted stock units and performance share units was $67.8 million, which is expected to be recognized over a weighted-average period of 2.0 years.

Other Share-Based Awards

The Company has granted other share-based awards to certain employees that are payable in cash. These awards are classified as liabilities and are valued based on the fair value of the award at the grant date and are remeasured at each reporting date until settlement, with compensation expense being recognized in proportion to the completed requisite service period up until date of settlement. At June 30, 2025, other share-based awards outstanding included grants that vest over three years payable in the first quarters of 2026, 2027 and 2028.

At June 30, 2025, there was $1.0 million of unrecognized compensation expense related to non-vested other share-based awards granted to employees under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 1.8 years.

14.	INCOME TAXES

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the six-months ended June 30, 2025:

Gross Unrecognized
Tax Benefits
Balance at December 31, 2024	$2,626
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior years	1,440
Decreases for tax positions related to the prior years	—
Balance at June 30, 2025	$4,066

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. As of June 30, 2025, the Company had approximately $0.9 million in accrued interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions, the resultant impact on the Company’s effective tax rate would not be significant. It is expected that any change in the amount of unrecognized tax benefits within the next 12 months will not be significant.

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

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations is presented below (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Weighted-average shares outstanding:
Basic	975,749	1,029,268	974,691	1,035,175
Dilutive	8,248	8,110	8,057	9,188
Diluted	983,997	1,037,378	982,748	1,044,363

For the three-months ended June 30, 2025 and 2024, options and awards outstanding totaling 7.2 million shares and 8.8 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive. For the six-months ended June 30, 2025 and 2024, options and awards outstanding totaling 9.9 million shares and 6.9 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

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

The Company’s chief operating decision maker is the chief executive officer (the “CEO”). The CEO assesses segments’ performance by using each segment’s operating income and considers budget-to-actual variances on a periodic basis (at least quarterly) when making decisions about operational planning, including whether to invest resources into the segments or into other parts of the Company. Further, the CEO uses segments’ operating income when comparing the results of each segment with one another.

The tables below provide information about the Company’s reportable segments, including the corporate and unallocated category.

Three-Months Ended June 30, 2025

	Monster
	Energy®	Strategic	Alcohol		Corporate and
	Drinks	Brands	Brands	Other	Unallocated	Consolidated
Net sales[1]	$1,937,321	$129,893	$37,971	$6,408	$—	$2,111,593

Cost of sales	861,518	41,931	27,235	4,496	—
Gross profit	1,075,803	87,962	10,736	1,912	—	1,176,413

Distribution expense	77,812	1,588	2,629	6	—
Selling and marketing expense	174,769	15,607	6,463	59	—
Nonmanufacturing payroll expense	44,074	2,025	8,989	414	115,232
Other segment items[2]	21,648	875	7,287	174	65,140
Operating income (loss)[1]	757,500	67,867	(14,632)	1,259	(180,372)	631,622

Interest and other income, net						15,065

Income before provision for income taxes						$646,687

Depreciation and amortization	$19,214	$244	$4,808	$325	$2,966	$27,557

1For the Monster Energy® Drinks segment, includes $10.0 million related to the recognition of deferred revenue.

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

Alcohol Brands - depreciation and amortization expense, travel and entertainment expense, and certain overhead expenses

Other - certain overhead expenses

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Three-Months Ended June 30, 2024

	Monster
	Energy®	Strategic	Alcohol		Corporate and
	Drinks	Brands	Brands	Other	Unallocated	Consolidated
Net sales[1]	$1,742,808	$109,222	$41,564	$7,003	$—	$1,900,597

Cost of sales	815,570	29,585	31,045	4,891	—
Gross profit	927,238	79,637	10,519	2,112	—	1,019,506

Distribution expense	82,766	1,463	3,156	21	—
Selling and marketing expense	171,838	13,796	6,459	57	—
Nonmanufacturing payroll expense	41,060	2,005	9,970	551	87,523
Other segment items[2]	19,319	714	13,495	65	38,085
Operating income (loss)[1]	612,255	61,659	(22,561)	1,418	(125,608)	527,163

Interest and other income, net						24,376

Income before provision for income taxes						$551,539

Depreciation and amortization	$13,105	$224	$3,668	$57	$2,384	$19,438

1For the Monster Energy® Drinks segment, includes $10.0 million related to the recognition of deferred revenue.

2Other segment items for each reportable segment include:

Monster Energy® Drinks - travel and entertainment expense, and certain overhead expenses

Strategic Brands - travel and entertainment expense, and certain overhead expenses

Alcohol Brands - depreciation and amortization expense, travel and entertainment expense, and certain overhead expenses

Other - certain overhead expenses

Six-Months Ended June 30, 2025

	Monster
	Energy®	Strategic	Alcohol		Corporate and
	Drinks	Brands	Brands	Other	Unallocated	Consolidated
Net sales[1]	$3,652,869	$228,225	$72,674	$12,382	$—	$3,966,150

Cost of sales	1,607,215	72,618	52,670	9,272	—
Gross profit	2,045,654	155,607	20,004	3,110	—	2,224,375

Distribution expense	151,257	2,698	5,627	6	—
Selling and marketing expense	329,303	26,903	12,801	171	—
Nonmanufacturing payroll expense	86,880	4,475	18,312	1,128	212,333
Other segment items[2]	40,362	1,768	19,386	310	109,288
Operating income (loss)[1]	1,437,852	119,763	(36,122)	1,495	(321,621)	1,201,367

Interest and other income, net						23,337

Income before provision for income taxes						$1,224,704

Depreciation and amortization	$35,839	$503	$9,902	$449	$5,712	$52,405

1For the Monster Energy® Drinks segment, includes $19.9 million related to the recognition of deferred revenue.

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

Other - certain overhead expenses

Six-Months Ended June 30, 2024

	Monster
	Energy®	Strategic	Alcohol		Corporate and
	Drinks	Brands	Brands	Other	Unallocated	Consolidated
Net sales[1]	$3,471,859	$217,666	$97,634	$12,536	$—	$3,799,695

Cost of sales	1,613,262	61,690	69,341	8,768	—
Gross profit	1,858,597	155,976	28,293	3,768	—	2,046,634

Distribution expense	171,069	3,121	7,616	33	—
Selling and marketing expense	331,332	23,318	11,843	105	—
Nonmanufacturing payroll expense	80,041	4,370	18,273	1,070	186,107
Other segment items[2]	35,778	1,490	19,138	141	82,635
Operating income (loss)[1]	1,240,377	123,677	(28,577)	2,419	(268,742)	1,069,154

Interest and other income, net						60,131

Income before provision for income taxes						$1,129,285

Depreciation and amortization	$25,713	$453	$7,406	$97	$6,244	$39,913

1For the Monster Energy® Drinks segment, includes $19.9 million related to the recognition of deferred revenue.

2Other segment items for each reportable segment include:

Monster Energy® Drinks - travel and entertainment expense, and certain overhead expenses

Strategic Brands - travel and entertainment expense, and certain overhead expenses

Alcohol Brands - depreciation and amortization expense, travel and entertainment expense, professional services expense, and certain overhead expenses

Other - certain overhead expenses

Corporate and unallocated expenses for the three-months ended June 30, 2025 include $115.2 million of payroll costs, of which $32.6 million was attributable to stock-based compensation expenses (see Note 13 “Stock-Based Compensation”), as well as $25.3 million attributable to professional service expenses, including accounting and legal costs, and $39.8 million of other operating expenses.

Corporate and unallocated expenses for the three-months ended June 30, 2024 include $87.5 million of payroll costs, of which $17.8 million was attributable to stock-based compensation expenses (see Note 13 “Stock-Based Compensation”), as well as $14.5 million attributable to professional service expenses, including accounting and legal costs, and $23.6 million of other operating expenses.

Corporate and unallocated expenses for the six-months ended June 30, 2025 include $212.3 million of payroll costs, of which $52.4 million was attributable to stock-based compensation expenses (see Note 13 “Stock-Based Compensation”), as well as $44.5 million attributable to professional service expenses, including accounting and legal costs, and $64.8 million of other operating expenses.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Corporate and unallocated expenses for the six-months ended June 30, 2024 include $186.1 million of payroll costs, of which $39.7 million was attributable to stock-based compensation expenses (see Note 13 “Stock-Based Compensation”), as well as $34.5 million attributable to professional service expenses, including accounting and legal costs, and $48.1 million of other operating expenses.

Coca-Cola Europacific Partners accounted for approximately 15% and 14% of the Company’s net sales for the three-months ended June 30, 2025 and 2024, respectively. Coca-Cola Europacific Partners accounted for approximately 14% of the Company’s net sales for both the six-months ended June 30, 2025 and 2024.

Coca-Cola Consolidated, Inc. accounted for approximately 11% of the Company’s net sales for both the three-months ended June 30, 2025 and 2024. Coca-Cola Consolidated, Inc. accounted for approximately 10% of the Company’s net sales for both the six-months ended June 30, 2025 and 2024.

Reyes Holdings, LLC accounted for approximately 9% and 10% of the Company’s net sales for the three-months ended June 30, 2025 and 2024, respectively. Reyes Holdings, LLC accounted for approximately 9% of the Company’s net sales for both the six-months ended June 30, 2025 and 2024.

Net sales to customers outside the United States amounted to $864.2 million and $746.0 million for the three-months ended June 30, 2025 and 2024, respectively. Such sales were approximately 41% and 39% of net sales for the three-months ended June 30, 2025 and 2024, respectively. Net sales to customers outside the United States amounted to $1.60 billion and $1.49 billion for the six-months ended June 30, 2025 and 2024, respectively. Such sales were approximately 40% and 39% of net sales for the six-months ended June 30, 2025 and 2024, respectively.

Goodwill and other intangible assets for the Company’s reportable segments were as follows at:

	June 30,	December 31,
	2025	2024
Goodwill and other intangible assets:
Monster Energy® Drinks	$1,712,928	$1,703,256
Strategic Brands	982,389	982,035
Alcohol Brands	55,153	60,604
Other	—	—
	$2,750,470	$2,745,895

17.	RELATED PARTY TRANSACTIONS

TCCC controls approximately 20.9% of the voting interests of the Company. The TCCC Subsidiaries, the TCCC Related Parties and certain TCCC independent bottlers, purchase and distribute the Company’s products in domestic and certain international markets. The Company also pays TCCC a commission based on certain sales within the TCCC distribution network.

TCCC commissions, based on sales to the TCCC Subsidiaries and the TCCC Related Parties, were $29.6 million and $19.8 million for the three-months ended June 30, 2025 and 2024, respectively, and are included as a reduction to net sales. TCCC commissions, based on sales to the TCCC Subsidiaries and the TCCC Related Parties, were $55.4 million and $42.3 million for the six-months ended June 30, 2025 and 2024, respectively, and are included as a reduction to net sales.

TCCC commissions, based on sales to TCCC independent bottlers, were $12.0 million and $8.7 million for the three-months ended June 30, 2025 and 2024, respectively, and are included in operating expenses. TCCC commissions, based on sales to TCCC independent bottlers, were $21.4 million and $18.4 million for the six-months ended June 30, 2025 and 2024, respectively, and are included in operating expenses.

Net sales to the TCCC Subsidiaries for the three-months ended June 30, 2025 and 2024 were $61.1 million and $55.5 million, respectively. Net sales to the TCCC Subsidiaries for the six-months ended June 30, 2025 and 2024 were $119.2 million and $97.2 million, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company also purchases concentrates from TCCC which are then sold to certain of the Company’s bottlers/distributors. Concentrate purchases from TCCC were $6.8 million and $6.9 million for the three-months ended June 30, 2025 and 2024, respectively. Concentrate purchases from TCCC were $13.2 million and $14.9 million for the six-months ended June 30, 2025 and 2024, respectively.

Certain TCCC Subsidiaries also contract manufacture certain of the Company’s energy drinks. Such contract manufacturing expenses were $12.9 million and $9.6 million for the three-months ended June 30, 2025 and 2024, respectively. Such contract manufacturing expenses were $24.6 million and $18.6 million for the six-months ended June 30, 2025 and 2024, respectively.

Accounts receivable, accounts payable, accrued promotional allowances and accrued liabilities related to the TCCC Subsidiaries were as follows at:

	June 30,	December 31,
	2025	2024
Accounts receivable, net	$144,801	$112,686
Accounts payable	$(35,642)	$(29,095)
Accrued promotional allowances	$(21,980)	$(16,914)
Accrued liabilities	$(32,713)	$(22,595)

One director of the Company through certain trusts, and a family member of one director are the principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the three-months ended June 30, 2025 and 2024 were $1.9 million and $1.7 million, respectively. Expenses incurred with such company in connection with promotional materials purchased during the six-months ended June 30, 2025 and 2024 were $3.5 million and $3.6 million, respectively.

The Company occasionally charters a private aircraft that is indirectly owned by Mr. Rodney C. Sacks, Chairman of the Board of Directors. On certain occasions, Mr. Sacks is accompanied by guests and other Company personnel when using such aircraft for business travel. During the three-months ended June 30, 2025 and 2024, the Company incurred expenses of $0.01 million and $0.03 million, respectively, in relation to the aircraft. During the six-months ended June 30, 2025 and 2024, the Company incurred expenses of $0.06 million and $0.03 million, respectively, in relation to the aircraft.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

When this report uses the words “the Company”, “we”, “us”, and “our”, these words refer to Monster Beverage Corporation and its subsidiaries, unless the context otherwise requires. Based in Corona, California, Monster Beverage Corporation is a holding company and conducts no operating business except through its consolidated subsidiaries. The Company’s subsidiaries primarily develop and market energy drinks, and to a lesser extent, craft beers, flavored malt beverages (“FMBs”) and hard seltzers.

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
● Full Throttle®

We also develop, market, sell and distribute craft beers, FMBs and hard seltzers under a number of brands, including Jai Alai® IPA, Florida Man® IPA, Dale’s Pale Ale®, Wild Basin® Hard Seltzers, Dallas Blonde®, Deep EllumTM IPA, Perrin Brewing Company® Black Ale, Hop Rising® Double IPA, Wasatch® Apricot Hefeweizen, The BeastTM, Nasty Beast® Hard Tea, Blind Lemon®, Blinder LemonTM, Michi and a host of other brands.

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

During the three-months ended June 30, 2025, we continued to expand our existing drink portfolio by adding additional products to our portfolio in a number of countries and further developed our distribution markets. During the three-months ended June 30, 2025, we sold the following new products to our customers:

●	Monster Energy® Lando Norris Zero Sugar
●	Monster Energy® Valentino Rossi Zero Sugar
●	Blind Lemon® Cherry Lemonade
●	Blind Lemon® Original Lemonade
●	Blind Lemon® Peach Lemonade
●	Blind Lemon® Strawberry Lemonade
●	Blinder LemonTM Original Lemonade
●	Blinder LemonTM Strawberry Lemonade

In the normal course of business, we discontinue certain products and/or product lines. Those products or product lines discontinued in the three-months ended June 30, 2025, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Our net sales were $2.11 billion for the three-months ended June 30, 2025. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $5.0 million for the three-months ended June 30, 2025. Net sales on a foreign currency adjusted basis increased 11.4% for the three-months ended June 30, 2025.

The vast majority of our net sales are derived from our Monster Energy® Drinks segment. Net sales of our Monster Energy® Drinks segment were $1.94 billion for the three-months ended June 30, 2025. Net sales of our Strategic Brands segment were $129.9 million for the three-months ended June 30, 2025. Net sales of our Alcohol Brands segment were $38.0 million for the three-months ended June 30, 2025. Net sales of our Other segment were $6.4 million for the three-months ended June 30, 2025.

Our Monster Energy® Drinks segment represented 91.7% of our net sales for both the three-months ended June 30, 2025 and 2024. Our Strategic Brands segment represented 6.2% and 5.7% of our net sales for the three-months ended June 30, 2025 and 2024, respectively. Our Alcohol Brands segment represented 1.8% and 2.2% of our net sales for the three-months ended June 30, 2025 and 2024, respectively. Our Other segment represented 0.3% and 0.4% of our net sales for the three-months ended June 30, 2025 and 2024, respectively.

Our growth strategy includes further developing our domestic markets and expanding our international business. Net sales to customers outside the United States were $864.2 million for the three-months ended June 30, 2025, an increase of approximately $118.2 million, or 15.8% higher than net sales to customers outside of the United States of $746.0 million for the three-months ended June 30, 2024. Such sales were approximately 41% and 39% of net sales for the three-months ended June 30, 2025 and 2024, respectively. Net changes in foreign currency exchange rates had an unfavorable impact on net sales to customers outside of the United States of approximately $5.0 million for the three-months ended June 30, 2025. Net sales to customers outside the United States, on a foreign currency adjusted basis, increased 16.5% for the three-months ended June 30, 2025.

Our non-alcohol customers are primarily full service beverage bottlers/distributors, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience and gas chains, drug stores, foodservice customers, value stores, e-commerce retailers and the military. Our alcohol customers are primarily beer distributors who in turn sell to retailers within the alcohol distribution system. Percentages of our gross billings to our various customer types for the three- and six-months ended June 30, 2025 and 2024 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such bottlers/distributors’ sales to their own customers.

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
U.S. full service bottlers/distributors	45%	46%	45%	46%
International full service bottlers/distributors	43%	41%	42%	41%
Club stores and e-commerce retailers	8%	8%	9%	8%
Retail grocery, direct convenience, specialty chains and wholesalers	2%	2%	2%	2%
Alcohol, value stores and other	2%	3%	2%	3%

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

Coca-Cola Europacific Partners accounted for approximately 15% and 14% of the Company’s net sales for the three-months ended June 30, 2025 and 2024, respectively. Coca-Cola Europacific Partners accounted for approximately 14% of the Company’s net sales for both the six-months ended June 30, 2025 and 2024.

Coca-Cola Consolidated, Inc. accounted for approximately 11% of the Company’s net sales for both the three-months ended June 30, 2025 and 2024. Coca-Cola Consolidated, Inc. accounted for approximately 10% of the Company’s net sales for both the six-months ended June 30, 2025 and 2024.

Reyes Holdings, LLC accounted for approximately 9% and 10% of the Company’s net sales for the three-months ended June 30, 2025 and 2024, respectively. Reyes Holdings, LLC accounted for approximately 9% of the Company’s net sales for both the six-months ended June 30, 2025 and 2024.

Results of Operations

The following table sets forth key statistics for the three- and six-months ended June 30, 2025 and 2024.

	Three-Months Ended		Percentage	Six-Months Ended		Percentage
(In thousands, except per share amounts)	June 30,		Change	June 30,		Change
	2025	2024	25 vs. 24	2025	2024	25 vs. 24
Net sales[1]	$2,111,593	$1,900,597	11.1%	$3,966,150	$3,799,695	4.4%
Cost of sales	935,180	881,091	6.1%	1,741,775	1,753,061	(0.6)%

Gross profit*[1]	1,176,413	1,019,506	15.4%	2,224,375	2,046,634	8.7%
Gross profit as a percentage of net sales	55.7%	53.6%		56.1%	53.9%

Operating expenses	544,791	492,343	10.7%	1,023,008	977,480	4.7%
Operating expenses as a percentage of net sales	25.8%	25.9%		25.8%	25.7%

Operating income[1]	631,622	527,163	19.8%	1,201,367	1,069,154	12.4%
Operating income as a percentage of net sales	29.9%	27.7%		30.3%	28.1%

Interest and other income, net	15,065	24,376	(38.2)%	23,337	60,131	(61.2)%

Income before provision for income taxes[1]	646,687	551,539	17.3%	1,224,704	1,129,285	8.4%

Provision for income taxes	157,893	126,170	25.1%	292,917	261,867	11.9%
Income taxes as a percentage of income before taxes	24.4%	22.9%		23.9%	23.2%

Net income	$488,794	$425,369	14.9%	$931,787	$867,418	7.4%
Net income as a percentage of net sales	23.1%	22.4%		23.5%	22.8%

Net income per common share:
Basic	$0.50	$0.41	21.2%	$0.96	$0.84	14.1%
Diluted	$0.50	$0.41	21.1%	$0.95	$0.83	14.2%

Energy drink case sales (in thousands) (in 192‑ounce case equivalents)	249,336	212,194	17.5%	462,436	423,624	9.2%

1Includes $10.0 million for both the three-months ended June 30, 2025 and 2024, related to the recognition of deferred revenue. Includes $19.9 million for both the six-months ended June 30, 2025 and 2024, related to the recognition of deferred revenue.

*Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses. We include out-bound freight and warehouse costs in operating expenses rather than in cost of sales.

Three-Months Ended June 30, 2025 Compared to the Three-Months Ended June 30, 2024.

Net Sales

Net sales were $2.11 billion for the three-months ended June 30, 2025, an increase of approximately $211.0 million, or 11.1% higher than net sales of $1.90 billion for the three-months ended June 30, 2024. Net sales increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $5.0 million for the three-months ended June 30, 2025. Net sales on a foreign currency adjusted basis increased 11.4% for the three-months ended June 30, 2025.

Net sales were $810.2 million for the three-months ended June 30, 2025, an increase of $107.8 million, or 15.3% higher than net sales of $702.4 million for the three-months ended June 30, 2024, in EMEA, Asia Pacific (including Oceania), Latin America and the Caribbean. Net changes in foreign currency exchange rates had an unfavorable impact on net sales to customers in EMEA, Asia Pacific (including Oceania), Latin America and the Caribbean of approximately $3.1 million for the three-months ended June 30, 2025. Net sales on a foreign currency adjusted basis in EMEA, Asia Pacific (including Oceania), Latin America and the Caribbean increased 15.8% for the three-months ended June 30, 2025.

Net sales for the Monster Energy® Drinks segment were $1.94 billion for the three-months ended June 30, 2025, an increase of approximately $194.5 million, or 11.2% higher than net sales of $1.74 billion for the three-months ended June 30, 2024. Net sales increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had an unfavorable impact on net sales for the Monster Energy® Drinks segment of approximately $4.8 million for the three-months ended June 30, 2025. Net sales for the Monster Energy® Drinks segment on a foreign currency adjusted basis increased 11.4% for the three-months ended June 30, 2025.

Net sales for the Strategic Brands segment were $129.9 million for the three-months ended June 30, 2025, an increase of approximately $20.7 million, or 18.9% higher than net sales of $109.2 million for the three-months ended June 30, 2024. Net sales for the Strategic Brands segment increased primarily due to increased sales by volume of our Burn®, NOS®, and Fury® brand energy drinks. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $0.2 million for the Strategic Brands segment for the three-months ended June 30, 2025. Net sales for the Strategic Brands segment on a foreign currency adjusted basis increased 19.1% for the three-months ended June 30, 2025. Net sales of concentrates within the Strategic Brands segment tend to have more pronounced fluctuations from period to period as compared to net sales of our finished goods within the Monster Energy® Drinks segment primarily as a result of bottler production schedules.

Net sales for the Alcohol Brands segment were $38.0 million for the three-months ended June 30, 2025, a decrease of approximately $3.6 million, or 8.6% lower than net sales of $41.6 million for the three-months ended June 30, 2024. The decrease in net sales for the three-months ended June 30, 2025 was primarily due to decreased sales by volume of certain craft beers and the Nasty Beast® Hard Tea product line.

Net sales for the Other segment were $6.4 million for the three-months ended June 30, 2025, a decrease of approximately $0.6 million, or 8.5% lower than net sales of $7.0 million for the three-months ended June 30, 2024.

Case sales for our energy drink products, in 192-ounce case equivalents, were 249.3 million cases for the three-months ended June 30, 2025, an increase of approximately 37.1 million cases or 17.5% higher than case sales of 212.2 million cases for the three-months ended June 30, 2024. The overall average net sales per case for our energy drink products (excluding net sales of Alcohol Brands and Other segments) decreased to $8.29 for the three-months ended June 30, 2025, which was 5.0% lower than the average net sales per case of $8.73 for the three-months ended June 30, 2024. The decrease in overall average net sales per case for our energy drink products for the three-months ended June 30, 2025 compared to the three-months ended June 30, 2024 was primarily due to geographical/product sales mix.

Case sales for our craft beers, FMBs and hard seltzers, in 192-ounce equivalents, were 2.8 million cases for the three-months ended June 30, 2025, a decrease of approximately 0.2 million cases or 7.6% lower than case sales of 3.0 million cases for the three-months ended June 30, 2024. Barrel sales for our craft beers, FMBs and hard seltzers, in 31 U.S. gallon equivalents, were 0.14 million barrels for the three-months ended June 30, 2025, a decrease of approximately 0.01 million barrels or 7.6% lower than barrel sales of 0.15 million barrels for the three-months ended June 30, 2024.

Gross Profit

Gross profit was $1.18 billion for the three-months ended June 30, 2025, an increase of approximately $156.9 million, or 15.4% higher than the gross profit of $1.02 billion for the three-months ended June 30, 2024. The increase in gross profit dollars was primarily the result of the $211.0 million increase in net sales for the three-months ended June 30, 2025.

Gross profit as a percentage of net sales increased to 55.7% for the three-months ended June 30, 2025 from 53.6% for the three-months ended June 30, 2024. The increase in gross profit as a percentage of net sales for the three-months ended June 30, 2025 was primarily the result of the Pricing Actions, supply chain optimization and lower input costs, partially offset by geographical sales mix and higher promotional allowances.

Operating Expenses

Total operating expenses were $544.8 million for the three-months ended June 30, 2025, an increase of approximately $52.4 million, or 10.7% higher than total operating expenses of $492.3 million for the three-months ended June 30, 2024.

The increase in operating expenses was primarily due to increased payroll expense of $29.6 million (of which $14.4 million was attributable to stock-based compensation expense) and general administrative expense of $23.5 million. Operating expenses as a percentage of net sales for the three-months ended June 30, 2025 were 25.8% as compared to 25.9% for the three-months ended June 30, 2024.

Operating Income

Operating income was $631.6 million for the three-months ended June 30, 2025, an increase of approximately $104.5 million, or 19.8% higher than operating income of $527.2 million for the three-months ended June 30, 2024. Operating income as a percentage of net sales increased to 29.9% for the three-months ended June 30, 2025 from 27.7% for the three-months ended June 30, 2024.

Operating income was $164.1 million and $145.8 million for the three-months ended June 30, 2025 and 2024, respectively, for our operations in EMEA, Asia Pacific (including Oceania), Latin America and the Caribbean.

Operating income for the Monster Energy® Drinks segment, exclusive of corporate and unallocated expenses, was $757.5 million for the three-months ended June 30, 2025, an increase of approximately $145.2 million, or 23.7% higher than operating income of $612.3 million for the three-months ended June 30, 2024. The increase in operating income for the Monster Energy® Drinks segment was primarily the result of an increase in gross profit.

Operating income for the Strategic Brands segment, exclusive of corporate and unallocated expenses, was $67.9 million for the three-months ended June 30, 2025, an increase of approximately $6.2 million, or 10.1% higher than operating income of $61.7 million for the three-months ended June 30, 2024. The increase in operating income for the Strategic Brands segment was primarily the result of an increase in gross profit.

Operating loss for the Alcohol Brands segment, exclusive of corporate and unallocated expenses, was $14.6 million for the three-months ended June 30, 2025, a decrease of approximately $7.9 million, or 35.1% lower than the operating loss of $22.6 million for the three-months ended June 30, 2024. The decrease in operating loss for the three-months ended June 30, 2025 was primarily due to a decrease in general administrative expense.

Operating income for the Other segment, exclusive of corporate and unallocated expenses, was $1.3 million for the three-months ended June 30, 2025, as compared to operating income of $1.4 million for the three-months ended June 30, 2024.

Interest and Other Income, net

Interest and other income, net, was $15.1 million for the three-months ended June 30, 2025, as compared to interest and other income, net, of $24.4 million for the three-months ended June 30, 2024. Interest income was $18.1 million and $38.2 million for the three-months ended June 30, 2025 and 2024, respectively. The decrease in interest income for the three-months ended June 30, 2025 was primarily related to lower average short- and long-term investment balances as a result of treasury stock repurchases made in the second and third quarters of 2024. Interest expense was $1.8 million and $4.9 million for the three-months ended June 30, 2025 and 2024, respectively. Foreign currency transaction losses were $2.1 million and $8.0 million for the three-months ended June 30, 2025 and 2024, respectively.

Provision for Income Taxes

Provision for income taxes was $157.9 million for the three-months ended June 30, 2025, an increase of $31.7 million, or 25.1% higher than the provision for income taxes of $126.2 million for the three-months ended June 30, 2024. The effective combined federal, state and foreign tax rate increased to 24.4% from 22.9% for the three-months ended June 30, 2025 and 2024, respectively. The increase in the effective tax rate was primarily attributable to higher income taxes in foreign tax jurisdictions.

Net Income

Net income was $488.8 million for the three-months ended June 30, 2025, an increase of $63.4 million, or 14.9% higher than net income of $425.4 million for the three-months ended June 30, 2024.

Six-Months Ended June 30, 2025 Compared to the Six-Months Ended June 30, 2024.

Net Sales

Net sales were $3.97 billion for the six-months ended June 30, 2025, an increase of approximately $166.5 million, or 4.4% higher than net sales of $3.80 billion for the six-months ended June 30, 2024. Net sales increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $62.4 million for the six-months ended June 30, 2025. Net sales on a foreign currency adjusted basis increased 6.0% for the six-months ended June 30, 2025.

Net sales were $1.50 billion for the six-months ended June 30, 2025, an increase of $104.7 million, or 7.5% higher than net sales of $1.40 billion for the six-months ended June 30, 2024, in EMEA, Asia Pacific (including Oceania), Latin America and the Caribbean. Net changes in foreign currency exchange rates had an unfavorable impact on net sales to customers in EMEA, Asia Pacific (including Oceania), Latin America and the Caribbean of approximately $57.7 million for the six-months ended June 30, 2025. Net sales on a foreign currency adjusted basis in EMEA, Asia Pacific (including Oceania), Latin America and the Caribbean increased 11.6% for the six-months ended June 30, 2025.

Net sales for the Monster Energy® Drinks segment were $3.65 billion for the six-months ended June 30, 2025, an increase of approximately $181.0 million, or 5.2% higher than net sales of $3.47 billion for the six-months ended June 30, 2024. Net sales increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had an unfavorable impact on net sales for the Monster Energy® Drinks segment of approximately $55.6 million for the six-months ended June 30, 2025. Net sales for the Monster Energy® Drinks segment on a foreign currency adjusted basis increased 6.8% for the six-months ended June 30, 2025.

Net sales for the Strategic Brands segment were $228.2 million for the six-months ended June 30, 2025, an increase of approximately $10.6 million, or 4.9% higher than net sales of $217.7 million for the six-months ended June 30, 2024. Net sales for the Strategic Brands segment increased primarily due to increased sales by volume of our Burn®, Predator® and NOS® brand energy drinks. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $6.7 million for the Strategic Brands segment for the six-months ended June 30, 2025. Net sales for the Strategic Brands segment on a foreign currency adjusted basis increased 7.9% for the six-months ended June 30, 2025. Net sales of concentrates within the Strategic Brands segment tend to have more pronounced fluctuations from period to period as compared to net sales of our finished goods within the Monster Energy® Drinks segment primarily as a result of bottler production schedules.

Net sales for the Alcohol Brands segment were $72.7 million for the six-months ended June 30, 2025, a decrease of approximately $25.0 million, or 25.6% lower than net sales of $97.6 million for the six-months ended June 30, 2024. The decrease in net sales for the six-months ended June 30, 2025 was primarily due to decreased sales by volume of the Nasty Beast® Hard Tea product line, which was launched during the six-months ended June 30, 2024, as well as decreased sales by volume of The BeastTM product line.

Net sales for the Other segment were $12.4 million for the six-months ended June 30, 2025, a decrease of approximately $0.1 million, or 1.2% lower than net sales of $12.5 million for the six-months ended June 30, 2024.

Case sales for our energy drink products, in 192-ounce case equivalents, were 462.4 million cases for the six-months ended June 30, 2025, an increase of approximately 38.8 million cases or 9.2% higher than case sales of 423.6 million cases for the six-months ended June 30, 2024. The overall average net sales per case for our energy drink products (excluding net sales of Alcohol Brands and Other segments) decreased to $8.39 for the six-months ended June 30, 2025, which was 3.6% lower than the average net sales per case of $8.71 for the six-months ended June 30, 2024. The decrease in overall average net sales per case for our energy drink products for the six-months ended June 30, 2025 compared to the six-months ended June 30, 2024 was primarily due to adverse changes in foreign currency exchange rates as well as geographical/product sales mix.

Case sales for our craft beers, FMBs and hard seltzers, in 192-ounce equivalents, were 5.2 million cases for the six-months ended June 30, 2025, a decrease of approximately 1.9 million cases or 26.9% lower than case sales of 7.1 million cases for the six-months ended June 30, 2024. Barrel sales for our craft beers, FMBs and hard seltzers, in 31 U.S. gallon equivalents, were 0.25 million barrels for the six-months ended June 30, 2025, a decrease of approximately 0.09 million barrels or 26.9% lower than barrel sales of 0.34 million barrels for the six-months ended June 30, 2024.

Gross Profit

Gross profit was $2.22 billion for the six-months ended June 30, 2025, an increase of approximately $177.7 million, or 8.7% higher than the gross profit of $2.05 billion for the six-months ended June 30, 2024. The increase in gross profit dollars was primarily the result of the $166.5 million increase in net sales for the six-months ended June 30, 2025.

Gross profit as a percentage of net sales increased to 56.1% for the six-months ended June 30, 2025 from 53.9% for the six-months ended June 30, 2024. The increase in gross profit as a percentage of net sales for the six-months ended June 30, 2025 was primarily the result of the Pricing Actions, supply chain optimization, lower input costs and favorable product mix, partially offset by higher promotional allowances and geographical sales mix.

Operating Expenses

Total operating expenses were $1.02 billion for the six-months ended June 30, 2025, an increase of approximately $45.5 million, or 4.7% higher than total operating expenses of $977.5 million for the six-months ended June 30, 2024.

The increase in operating expenses was primarily due to increased payroll expense of $33.3 million and general administrative expense of $32.0 million, partially offset by decreased distribution expense of $22.3 million. Operating expenses as a percentage of net sales for the six-months ended June 30, 2025 were 25.8% as compared to 25.7% for the six-months ended June 30, 2024.

Operating Income

Operating income was $1.20 billion for the six-months ended June 30, 2025, an increase of approximately $132.2 million, or 12.4% higher than operating income of $1.07 billion for the six-months ended June 30, 2024. Operating income as a percentage of net sales increased to 30.3% for the six-months ended June 30, 2025 from 28.1% for the six-months ended June 30, 2024.

Operating income was $306.7 million and $283.7 million for the six-months ended June 30, 2025 and 2024, respectively, for our operations in EMEA, Asia Pacific (including Oceania), Latin America and the Caribbean.

Operating income for the Monster Energy® Drinks segment, exclusive of corporate and unallocated expenses, was $1.44 billion for the six-months ended June 30, 2025, an increase of approximately $197.5 million, or 15.9% higher than operating income of $1.24 billion for the six-months ended June 30, 2024. The increase in operating income for the Monster Energy® Drinks segment was primarily the result of an increase in gross profit.

Operating income for the Strategic Brands segment, exclusive of corporate and unallocated expenses, was $119.8 million for the six-months ended June 30, 2025, a decrease of approximately $3.9 million, or 3.2% lower than operating income of $123.7 million for the six-months ended June 30, 2024. The decrease in operating income for the Strategic Brands segment was primarily the result of a decrease in gross profit as a percentage of net sales.

Operating loss for the Alcohol Brands segment, exclusive of corporate and unallocated expenses, was $36.1 million for the six-months ended June 30, 2025, an increase of approximately $7.5 million, or 26.4% higher than the operating loss of $28.6 million for the six-months ended June 30, 2024. The increase in operating loss for the six-months ended June 30, 2025 was primarily due to a decrease in net sales.

Operating income for the Other segment, exclusive of corporate and unallocated expenses, was $1.5 million for the six-months ended June 30, 2025, as compared to operating income of $2.4 million for the six-months ended June 30, 2024.

Interest and Other Income, net

Interest and other income, net, was $23.3 million for the six-months ended June 30, 2025, as compared to interest and other income, net, of $60.1 million for the six-months ended June 30, 2024. Interest income was $35.0 million and $79.4 million for the six-months ended June 30, 2025 and 2024, respectively. The decrease in interest income for the six-months ended June 30, 2025 was primarily related to lower average short- and long-term investment balances as a result of treasury stock repurchases made in the second and third quarters of 2024. Interest expense was $5.8 million and $5.0 million for the six-months ended June 30, 2025 and 2024, respectively. Foreign currency transaction losses were $5.8 million and $14.0 million for the six-months ended June 30, 2025 and 2024, respectively.

Provision for Income Taxes

Provision for income taxes was $292.9 million for the six-months ended June 30, 2025, an increase of $31.1 million, or 11.9% higher than the provision for income taxes of $261.9 million for the six-months ended June 30, 2024. The effective combined federal, state and foreign tax rate increased to 23.9% from 23.2% for the six-months ended June 30, 2025 and 2024, respectively. The increase in the effective tax rate was primarily attributable to higher income taxes in foreign tax jurisdictions.

Net Income

Net income was $931.8 million for the six-months ended June 30, 2025, an increase of $64.4 million, or 7.4% higher than net income of $867.4 million for the six-months ended June 30, 2024.

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

Non-GAAP Financial Measures and Other Key Metrics

Gross Billings**

Three-Months Ended June 30, 2025 Compared to the Three-Months Ended June 30, 2024.

Gross billings were $2.50 billion for the three-months ended June 30, 2025, an increase of approximately $282.5 million, or 12.7% higher than gross billings of $2.22 billion for the three-months ended June 30, 2024. Gross billings increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings of approximately $3.0 million for the three-months ended June 30, 2025. Gross billings on a foreign currency adjusted basis increased 12.9% for the three-months ended June 30, 2025.

Gross billings for the Monster Energy® Drinks segment were $2.30 billion for the three-months ended June 30, 2025, an increase of approximately $257.3 million, or 12.6% higher than gross billings of $2.05 billion for the three-months ended June 30, 2024. Gross billings increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings for the Monster Energy® Drinks segment of approximately $2.6 million for the three-months ended June 30, 2025. Gross billings for the Monster Energy® Drinks segment on a foreign currency adjusted basis increased 12.7% for the three-months ended June 30, 2025.

Gross billings for the Strategic Brands segment were $152.0 million for the three-months ended June 30, 2025, an increase of $29.0 million, or 23.5% higher than gross billings of $123.1 million for the three-months ended June 30, 2024. Gross billings for the Strategic Brands segment increased primarily due to increased sales by volume of our Burn®, Predator®, NOS® and Fury® brand energy drinks. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings in the Strategic Brands segment of approximately $0.4 million for the three-months ended June 30, 2025. Gross billings for the Strategic Brands segment on a foreign currency adjusted basis increased 23.8% for the three-months ended June 30, 2025.

Gross billings for the Alcohol Brands segment were $39.8 million for the three-months ended June 30, 2025, a decrease of approximately $3.1 million, or 7.3% lower than gross billings of $42.9 million for the three-months ended June 30, 2024. The decrease in gross billings for the three-months ended June 30, 2025 was primarily due to decreased sales by volume of certain craft beers and the Nasty Beast® Hard Tea product line.

Gross billings for the Other segment were $6.4 million for the three-months ended June 30, 2025, a decrease of $0.6 million, or 9.2% lower than gross billings of $7.0 million for the three-months ended June 30, 2024.

Promotional allowances, commissions and other expenses, as described in the footnote below, were $399.1 million for the three-months ended June 30, 2025, an increase of $71.5 million, or 21.8% higher than promotional allowances, commissions and other expenses of $327.5 million for the three-months ended June 30, 2024. Promotional allowances, commissions and other expenses as a percentage of gross billings increased to 16.0% from 14.8% for the three-months ended June 30, 2025 and 2024, respectively.

Six-Months Ended June 30, 2025 Compared to the Six-Months Ended June 30, 2024.

Gross billings were $4.66 billion for the six-months ended June 30, 2025, an increase of approximately $255.8 million, or 5.8% higher than gross billings of $4.41 billion for the six-months ended June 30, 2024. Gross billings increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings of approximately $66.3 million for the six-months ended June 30, 2025. Gross billings on a foreign currency adjusted basis increased 7.3% for the six-months ended June 30, 2025.

Gross billings for the Monster Energy® Drinks segment were $4.31 billion for the six-months ended June 30, 2025, an increase of approximately $259.7 million, or 6.4% higher than gross billings of $4.05 billion for the six-months ended June 30, 2024. Gross billings increased primarily due to increased worldwide sales by volume of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings for the Monster Energy® Drinks segment of approximately $59.4 million for the six-months ended June 30, 2025. Gross billings for the Monster Energy® Drinks segment on a foreign currency adjusted basis increased 7.9% for the six-months ended June 30, 2025.

Gross billings for the Strategic Brands segment were $265.8 million for the six-months ended June 30, 2025, an increase of approximately $20.2 million, or 8.2% higher than gross billings of $245.6 million for the six-months ended June 30, 2024. Gross billings for the Strategic Brands segment increased primarily due to increased sales by volume of our Burn®, Predator® and NOS® brand energy drinks. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings in the Strategic Brands segment of approximately $6.9 million for the six-months ended June 30, 2025. Gross billings for the Strategic Brands segment on a foreign currency adjusted basis increased 11.0% for the six-months ended June 30, 2025.

Gross billings for the Alcohol Brands segment were $76.0 million for the six-months ended June 30, 2025, a decrease of approximately $24.0 million, or 24.0% lower than gross billings of $100.0 million for the six-months ended June 30, 2024. The decrease in gross billings for the six-months ended June 30, 2025 was primarily due to decreased sales by volume of the Nasty Beast® Hard Tea product line, which was launched during the six-months ended June 30, 2024, as well as decreased sales by volume of The BeastTM product line.

Gross billings for the Other segment were $12.5 million for the six-months ended June 30, 2025, a decrease of approximately $0.1 million, or 1.0% lower than gross billings of $12.7 million for the six-months ended June 30, 2024.

Promotional allowances, commissions and other expenses, as described in the footnote below, were $716.6 million for the six-months ended June 30, 2025, an increase of $89.4 million, or 14.2% higher than promotional allowances, commissions and other expenses of $627.2 million for the six-months ended June 30, 2024. Promotional allowances, commissions and other expenses as a percentage of gross billings increased to 15.4% from 14.2% for the six-months ended June 30, 2025 and 2024, respectively.

** Gross billings represent amounts invoiced to customers net of cash discounts, returns and excise taxes. Gross billings are used internally by management as an indicator of and to monitor operating performance, including sales performance of particular products, salesperson performance, product growth or declines and is useful to investors in evaluating overall Company performance. The use of gross billings allows evaluation of sales performance before the effect of any promotional items, which can mask certain performance issues. We therefore believe that the presentation of gross billings provides a useful measure of our operating performance. The use of gross billings is not a measure that is recognized under GAAP and should not be considered as an alternative to net sales, which is determined in accordance with GAAP, and should not be used alone as an indicator of operating performance in place of net sales. Additionally, gross billings may not be comparable to similarly titled measures used by other companies, as gross billings has been defined by our internal reporting practices. In addition, gross billings may not be realized in the form of cash receipts as promotional payments and allowances may be deducted from payments received from certain customers.

The following table reconciles the non-GAAP financial measure of gross billings with the most directly comparable GAAP financial measure of net sales:

	Three-Months Ended		Percentage	Six-Months Ended		Percentage
(In thousands)	June 30,		Change	June 30,		Change
	2025	2024	25 vs. 24	2025	2024	25 vs. 24
Gross Billings	$2,500,676	$2,218,152	12.7%	$4,662,866	$4,407,085	5.8%
Deferred Revenue	9,981	9,978	0.3%	19,891	19,853	0.2%
Less: Promotional allowances, commissions and other expenses***	399,064	327,533	21.8%	716,607	627,243	14.2%
Net Sales	$2,111,593	$1,900,597	11.1%	$3,966,150	$3,799,695	4.4%

***Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the presentation thereof does not conform to GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances for our energy drink products primarily include consideration given to our non-alcohol bottlers/distributors or customers including, but not limited to the following: (i) discounts granted off list prices to support price promotions to end-consumers by retailers; (ii) reimbursements given to our bottlers/distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (iii) our agreed share of fees given to bottlers/distributors and/or directly to retailers for advertising, in-store marketing and promotional activities; (iv) our agreed share of slotting, shelf space allowances and other fees given directly to retailers, club stores and/or wholesalers; (v) incentives given to our bottlers/distributors and/or retailers for achieving or exceeding certain predetermined sales goals; (vi) discounted and/or free products or cash rebates; (vii) contractual fees given to our bottlers/distributors related to sales made by us direct to certain customers that fall within the bottlers’/distributors’ sales territories; and (viii) certain commissions paid based on sales to our bottlers/distributors. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. Promotional and other allowances for our energy drink products constitute a material portion of our marketing activities. Our promotional allowance programs for our energy drink products with our numerous bottlers/distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year. Promotional and other allowances for our Alcohol Brands segment primarily include price promotions where permitted.

Sales

The table below discloses selected quarterly data regarding sales for the three- and six-months ended June 30, 2025 and 2024, respectively. Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

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

	Three-Months Ended		Six-Months Ended
(In thousands, except average net sales per case)	June 30,		June 30,
	2025	2024	2025	2024
Net sales	$2,111,593	$1,900,597	$3,966,150	$3,799,695
Less: Alcohol Brands segment sales	(37,971)	(41,564)	(72,674)	(97,634)
Less: Other segment sales	(6,408)	(7,003)	(12,382)	(12,536)
Adjusted net sales[1]	$2,067,214	$1,852,030	$3,881,094	$3,689,525

Case sales by segment:[1]
Monster Energy® Drinks	190,495	168,745	361,085	335,384
Strategic Brands	58,841	43,449	101,351	88,240
Total case sales	249,336	212,194	462,436	423,624
Average net sales per case - Energy Drinks	$8.29	$8.73	$8.39	$8.71

1Excludes Alcohol Brands segment and Other segment net sales.

Net changes in foreign currency exchange rates had an unfavorable impact on the overall average net sales per case for the three- and six-months ended June 30, 2025.

The following represents case sales for our craft beers, FMBs and hard seltzers, in 192-ounce equivalents:

	Three-Months Ended		Six-Months Ended
(In thousands, except average net sales per case)	June 30,		June 30,
	2025	2024	2025	2024
Alcohol Brands segment net sales	$37,971	$41,564	$72,674	$97,634
Case sales	2,794	3,023	5,203	7,122
Average net sales per case - Alcohol Brands	$13.59	$13.75	$13.97	$13.71

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” for additional information related to net sales.

Liquidity and Capital Resources

Cash and cash equivalents. At June 30, 2025, we had $1.93 billion in cash and cash equivalents. Of our $1.93 billion of cash and cash equivalents held at June 30, 2025, $1.10 billion was held by our foreign subsidiaries.

Long-term debt. In May 2024, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders, which provides for senior unsecured credit facilities in an aggregate principal amount of $1.50 billion (collectively, the “Credit Facilities”). The Credit Facilities consist of a $750.0 million term loan (the “Term Loan”) and up to $750.0 million in multicurrency revolving loan commitments (the “Revolving Credit Facility”). The Term Loan was repaid in April 2025 with no additional borrowings permitted. The Revolving Credit Facility matures in May 2029. Borrowings under the Revolving Credit Facility bear interest at a variable rate per annum equal to the applicable rate plus margin (as defined in the Credit Facilities). Borrowings may be repaid at any time during the term of the Revolving Credit Facility and may be reborrowed prior to the maturity date. As of June 30, 2025, no borrowings were outstanding under the Credit Facilities, and the Revolving Credit Facility had remaining availability of $750.0 million.

We believe that cash available from operations, including our cash resources and access to credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development requirements, purchases of capital assets, purchases of equipment, purchases of real property and purchases of shares of our common stock, through at least the next 12 months. Based on our current plans, we estimate that capital expenditures (exclusive of common stock repurchases) are likely to be less than $250.0 million through June 30, 2026. However, future business opportunities may cause a change in this estimate.

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

The following summarizes our cash flows for the six-months ended June 30, 2025 and 2024 (in thousands):

Net cash provided by (used in):

	2025	2024
Operating activities	$973,616	$848,433
Investing activities	$(357,729)	$903,304
Financing activities	$(308,972)	$(2,440,475)

Cash flows provided by operating activities. Cash provided by operating activities was $973.6 million for the six-months ended June 30, 2025, as compared with cash provided by operating activities of $848.4 million for the six-months ended June 30, 2024.

For the six-months ended June 30, 2025, cash provided by operating activities was primarily attributable to net income earned of $931.8 million and adjustments for certain non-cash expenses, consisting primarily of $59.4 million of depreciation and amortization and non-cash lease expense and $53.9 million of stock-based compensation. For the six-months ended June 30, 2025, cash provided by operating activities also increased due to a $104.6 million decrease in inventories, a $71.5 million increase in accrued promotional allowances, a $28.5 million increase in accrued liabilities, a $21.1 million increase in income taxes payable, and a $14.5 million decrease in prepaid income taxes. For the six-months ended June 30, 2025, cash used in operating activities was primarily attributable to a $222.2 million increase in accounts receivable, a $63.7 million increase in prepaid expenses and other assets, a $22.1 million decrease in accrued compensation, and an $8.6 million decrease in deferred revenue.

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

Cash flows (used in) provided by investing activities. Cash used in investing activities was $357.7 million for the six-months ended June 30, 2025, as compared to cash provided by investing activities of $903.3 million for the six-months ended June 30, 2024.

For both the six-months ended June 30, 2025 and 2024, cash used in investing activities was primarily attributable to purchases of available-for-sale investments. To a lesser extent, for both the six-months ended June 30, 2025 and 2024, cash used in investing activities also included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software, equipment used for sales and administrative activities, certain leasehold improvements, as well as construction of and/or improvements to real property. For the six-months ended June 30, 2024, cash provided by investing activities was primarily attributable to sales of available-for-sale investments. We expect to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, leasehold improvements, the acquisition of capital equipment (specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products) to develop our brand in international markets and for other corporate purposes. From time to time, we may also use cash to purchase additional real property related to our beverage business and/or acquire compatible businesses.

Cash flows used in financing activities. Cash used in financing activities was $309.0 million for the six-months ended June 30, 2025, as compared to cash used in financing activities of $2.44 billion for the six-months ended June 30, 2024. The cash used in financing activities for the six-months ended June 30, 2025 was primarily due to repayments on the Credit Facilities and, to a lesser extent, repurchases of our common stock. The cash used in financing activities for the six-months ended June 30, 2024 was primarily the result of repurchases of our common stock. The cash provided by financing activities for the six-months ended June 30, 2025 was primarily attributable to the issuance of our common stock under our stock-based compensation plans. The cash provided by financing activities for the six-months ended June 30, 2024 was primarily attributable to borrowings under the Credit Facilities and, to a lesser extent, the issuance of our common stock under our stock-based compensation plans.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of June 30, 2025:

	Payments due by period (in thousands)
		Less than	1‑3	3‑5	More than
Obligations	Total	1 year	years	years	5 years
Contractual Obligations[1]	$491,290	$273,273	$146,919	$68,751	$2,347
Finance Leases	6,750	6,716	23	11	—
Operating Leases	58,733	13,093	21,335	14,817	9,488
Purchase Commitments[2]	275,394	239,821	35,573	—	—
	$832,167	$532,903	$203,850	$83,579	$11,835

1Contractual obligations include our obligations related to sponsorships and other commitments.

2Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms but are generally satisfied within one year.

In addition, approximately $4.1 million of unrecognized tax benefits have been recorded as liabilities as of June 30, 2025. It is expected that the amount of unrecognized tax benefits will not significantly change within the next 12 months. As of June 30, 2025, we had $0.9 million of accrued interest and penalties related to unrecognized tax benefits.

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

Inflation

We believe inflation did not have a significant impact on our results of operations for the three - and six-months ended June 30, 2025.

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

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside our control and involve a number of risks, uncertainties and other factors, that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

●	Lack of anticipated demand for our products in domestic and/or international markets;
●	Our ability to sustain the current level of sales of and/or achieve growth for our Monster Energy®, Reign Total Body Fuel®, Reign Storm®, Bang Energy® and NOS® brand energy drinks and/or our other products, including our Strategic Brands and Alcohol Brands;
●	Decreased demand for our products resulting from changes in consumer preferences, including, but not limited to: changes in demand for different packages, sizes and configurations; changes due to perceived health concerns such as obesity, ingredients in our products or packaging, and alcohol abuse; changes due to product safety concerns; and/or changes due to decreased consumer discretionary spending power;
●	The impact on our business of competitive products and pricing pressures and our ability to increase or maintain our market share as a result of actions by competitors, including unsubstantiated and/or misleading claims, false advertising claims and tortious interference, as well as competitors selling misbranded products;
●	Our ability to rationalize brands and/or achieve profitability within our Alcohol Brands segment;
●	Our ability to absorb, mitigate or pass on cost increases to our bottlers/distributors and/or customers and/or consumers;
●	The impact of rising costs, interest rates, and inflation on the discretionary income of our consumers;
●	The impact of the imposition of tariffs (including, but not limited to, U.S. tariffs threatened against or imposed on several countries and any resulting retaliatory tariffs) on, among other things, our supply chain, input costs (including aluminum cans), inflation or consumer demand for our products;
●	The impact of the policies of the current U.S. presidential administration on our energy drinks relating to concerns about sugar-sweetened beverages, and particular ingredients, such as food dyes, as well as the “generally recognized as safe” (GRAS) process for food ingredients;
●	The impact of legislation that has been proposed and/or adopted at the U.S. federal, state and/or municipal level and proposed and/or adopted in certain foreign jurisdictions to limit or restrict the sale of energy drinks (including the prohibition of the sale of energy drinks to certain demographics, at certain establishments, in certain container sizes or pursuant to certain governmental programs, such as the Supplemental Nutrition Assistance Program (SNAP));
●	The impact of military conflicts, including supply chain disruptions, volatility in commodity and energy prices, increased economic uncertainty and escalating geopolitical tensions;
●	Fluctuations in growth and/or growth rates (positive or negative) of the domestic and international energy drink categories generally, including in the convenience and gas channel (which is our largest channel) and the impact on demand for our products resulting from deteriorating economic conditions and/or financial uncertainties, including a slowdown in consumer spending generally or reduced demand for consumer goods;
●	The impact of temporary or permanent facility closures, production slowdowns and disruptions in operations experienced by our manufacturing facilities, our suppliers, bottlers/distributors, co-packers, and/or breweries, including any material disruptions on the production and distribution of our products;

●	Disruption to our and/or our co-packers’ manufacturing facilities and operations due to severe weather, natural disasters, climate change, labor-related issues, production difficulties, capacity limitations, cybersecurity incidents or other causes, which could impair our ability to produce or deliver finished products, resulting in a negative impact on our operating results;
●	Our ability to modify our manufacturing facilities to comply with safety, health, environmental, and other regulations;
●	The consolidation of co-packers leading us to increasingly rely on fewer co-packing groups, certain of which account for a large percentage of our co-packing capacity for our Monster Energy® drinks;
●	The impact of logistical issues and delays, including shortages of shipping containers and port of entry congestion;
●	We have extensive commercial arrangements with TCCC and, as a result, our future performance is substantially dependent on the success of our relationship with TCCC;
●	The consequence of TCCC’s bottlers/distributors distributing Coca-Cola brand energy drinks, possible reductions in the number of our SKUs carried by such bottlers/distributors and/or such bottlers/distributors imposing limitations on distributing new product SKUs;
●	The effect of TCCC being one of our significant stockholders and the potential divergence of TCCC’s interests from those of our other stockholders;
●	Our ability to maintain relationships with TCCC system bottlers/distributors and manage their ongoing commitment to focus on our non-alcohol products;
●	Disruptions in distribution channels and/or declines in sales due to the termination and/or insolvency of existing and/or new domestic and/or international bottlers/distributors;
●	Fluctuations in our inventory levels or those of our bottlers/distributors, planned or otherwise, and the resultant impact on our revenues;
●	Unfavorable regulations, including taxation, age restrictions imposed on the sale, purchase, or consumption of our products, marketing restrictions, product registration requirements, tariffs, trade restrictions, container size limitations and/or ingredient restrictions;
●	The effect of inquiries from, and/or actions by, state attorneys general, the Federal Trade Commission (the “FTC”), the Food and Drug Administration (the “FDA”), the Bureau of Alcohol, Tobacco, Firearms and Explosives (the “ATF”), municipalities, city attorneys, other government agencies, quasi-government agencies, government officials (including members of the U.S. Congress) and/or analogous central and local agencies and other authorities in the foreign countries in which our products are manufactured and/or distributed into the advertising, marketing, promotion, ingredients, sale and/or consumption of our products, including voluntary and/or required changes to our business practices;
●	Our ability to comply with laws, regulations and evolving industry standards regarding consumer privacy and data use and security, including, but not limited to, with respect to the General Data Protection Regulation and the California Consumer Privacy Act of 2018;
●	Our ability to achieve profitability and/or repatriate cash from certain of our operations outside the United States;
●	Our ability to manage legal and regulatory requirements in foreign jurisdictions, potential difficulties in staffing and managing foreign operations and potentially higher incidence of fraud or corruption and credit risk of foreign customers and/or bottlers/distributors;
●	Our ability to produce our products in international markets in which they are sold, thereby reducing freight costs and/or product damages;
●	Our ability to effectively manage our inventories;
●	Our foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities denominated in currencies other than the U.S. dollar, which will continue to increase as foreign sales increase;
●	Changes in accounting standards may affect our reported profitability;
●	Implications of the Organization for Economic Cooperation and Development’s base erosion and profit shifting project;
●	Any proceedings that may be brought against us by the SEC, the FDA, the FTC, the ATF or other governmental or quasi-governmental agencies or bodies;
●	The outcome and/or possibility of future shareholder derivative actions or shareholder securities litigation that may be filed against us and/or against certain of our officers and directors, and the possibility of other private shareholder litigation;

●	The outcome of product liability or consumer fraud litigation and/or class action litigation (or its analog in foreign jurisdictions) regarding the safety of our products and/or the ingredients in our products and/or claims made in connection with our products and/or alleging false advertising, marketing and/or promotion, and the possibility of future product liability and/or class action lawsuits;
●	Exposure to significant liabilities due to litigation, legal or regulatory proceedings, including litigation directed at the energy and alcohol beverage industries generally or at the Company in particular;
●	Intellectual property injunctions;
●	Unfavorable resolution of possible tax matters;
●	Uncertainty and volatility in the domestic and global economies, including risk of counterparty default or failure;
●	Our ability to address any significant deficiencies or material weakness in our internal controls over financial reporting;
●	Our ability to continue to generate sufficient cash flows to support our expansion plans and general operating activities;
●	The sufficiency of our existing capital resources and credit facilities;
●	Our anticipated use of our existing cash resources and our ability to obtain additional financing in the future;
●	Adverse publicity surrounding obesity, alcohol consumption, and other health concerns related to our products, product safety and quality, water usage, environmental impact and sustainability, human rights, our culture, workforce and labor and workplace laws;
●	Our ability to meet or comply with sustainability-related expectations, standards, and regulations, including laws implemented by the California legislature and directives adopted by the European Commission;
●	Changes in demand that are weather or season related and/or for other reasons, including changes in product category and/or package consumption;
●	Changes in cost and availability of certain key ingredients including aluminum cans, as well as disruptions to the supply chain, as a result of climate change and poor or extreme weather conditions;
●	The impact of unstable political conditions, civil unrest, large scale terrorist acts, the outbreak or escalation of armed hostilities, major natural disasters and extreme weather conditions (such as wildfires or hurricanes), widespread outbreaks of infectious diseases (such as the COVID-19 pandemic), or unforeseen economic and political changes and local or international catastrophic events;
●	The impact on our business of trademark and trade dress infringement proceedings brought against us relating to any of our brands, which could result in an injunction barring us from selling certain of our products and/or require changes to be made to our current trade dress;
●	Our ability to implement and/or maintain price increases, including through reductions in promotional allowances;
●	An inability to achieve volume growth through product and packaging initiatives;
●	Our ability to implement our growth strategy, including expanding our business in existing and new sectors, such as the alcohol beverage sector;
●	The inherent operational risks presented by the alcohol beverage industry that may not be adequately covered by insurance or lead to litigation relating to alcohol marketing, advertising, or distribution practices, alcohol abuse problems and other health consequences arising from excessive consumption of or other misuse of alcohol, including death;
●	Our inability to transition distribution agreements in our Alcohol Brands segment and/or the impact of higher costs to change distributors for our alcohol beverages;
●	The impact of criticism of our products and/or the energy drink and/or alcohol beverage markets generally and/or legislation enacted (whether as a result of such criticism or otherwise) that restricts the marketing or sale of energy drinks and/or alcohol beverages (including prohibiting the sale of energy and/or alcohol drinks at certain establishments or pursuant to certain governmental programs), limits caffeine or alcohol content in beverages, requires certain product labeling disclosures and/or warnings, imposes excise and/or sales taxes, limits product sizes and/or imposes age restrictions for the sale of energy and/or alcohol drinks;

●	Our ability to comply with and/or resulting lower consumer demand and/or lower profit margins for energy drinks and/or alcohol beverages due to proposed and/or future U.S. federal, state and local laws and regulations and/or proposed or existing laws and regulations in certain foreign jurisdictions and/or any changes therein, including changes in taxation requirements (including tax rate changes, new tax laws, new and/or increased excise, sales and/or other taxes on our products and revised tax law interpretations) and environmental laws, as well as the Federal Food, Drug, and Cosmetic Act and regulations or rules made thereunder or in connection therewith by the FDA. In addition, our business may be adversely impacted by changes in other food, drug or similar laws in the United States and internationally as well as laws and regulations or rules made or enforced by the ATF and/or the FTC or their foreign counterparts;
●	Disruptions in the timely import or export of our products and/or ingredients including flavors, flavor ingredients and supplement ingredients due to port congestion, strikes and related labor issues or otherwise;
●	Our ability to satisfy all criteria set forth in any model energy and/or alcohol drink guidelines, including, without limitation, those adopted by the American Beverage Association, of which we are a member, and/or any international beverage associations and the impact that our failure to satisfy such guidelines may have on our business;
●	The effect of unfavorable or adverse public relations, press, articles, comments and/or media attention;
●	Changes in the cost, quality and availability of containers, packaging materials, aluminum cans or kegs, the Midwest and other premiums, raw materials, including flavors and flavor ingredients, and other ingredients and juice concentrates, co-packing fees, and our ability to obtain and/or maintain favorable supply arrangements and relationships and procure timely and/or sufficient production of all or any of our products to meet customer demand;
●	Any shortages that may be experienced in the procurement of containers and/or other raw materials including, without limitation, water, flavors, flavor ingredients, supplement ingredients, aluminum cans generally, to a limited extent PET containers, 24-ounce aluminum cap cans, 19.2-ounce cans and 550ml BRE aluminum cans with resealable ends;
●	Our ability to access, secure and purify sufficient supplies of quality water;
●	Limitations in procuring sufficient quantities of aluminum cans;
●	In order to secure sufficient quantities of aluminum cans and sufficient co-packing availability in the future, we may be required to commit to minimum purchase volumes and/or minimum co-packing volumes. In the event that we over-estimate future demand for our products and therefore may not purchase such minimum quantities in full, or utilize such minimum co-packing volumes in full, we may incur claims and/or costs or losses in respect of such shortfalls;
●	The impact on our cost of sales of corporate activity among the limited number of suppliers from whom we purchase certain raw materials;
●	Our ability to pass on to our customers all or a portion of any increases in the costs of raw materials, ingredients, commodities and/or other cost inputs affecting our business;
●	Our ability to penetrate new domestic and/or international markets and/or gain approval or mitigate the delay in securing approval for the sale of our products in various countries;
●	The effectiveness of sales and/or marketing efforts by us and/or by the bottlers/distributors of our products, most of whom distribute products that may be regarded as competitive with our products;
●	Unilateral decisions by bottlers/distributors, buying groups, convenience and gas chains, grocery chains, mass merchandisers, specialty chain stores, e-commerce retailers, e-commerce websites, club stores and other customers to discontinue carrying all or any of our products that they are carrying at any time, restrict the range of our products they carry, impose restrictions or limitations on the sale of our products and/or the sizes of containers of our products and/or devote less resources to the sale of our products;
●	The impact of certain activities by competitors and others to persuade regulators and/or retailers and/or customers in certain countries to reduce the permitted or maximum container sizes for our products from those currently being sold and marketed by us;
●	The impact of possible trading disputes between our bottler/distributors and their customers and/or one or more buying groups which may result in the delisting of certain of our products, temporarily or otherwise;
●	The effects of retailer consolidation on our business and our ability to successfully adapt to the rapidly changing retail landscape, including, but not limited to, competition from new entrants, consolidations by competitors and retailers, and other competitive activities;
●	Our ability to adapt to the changing retail landscape with the rapid growth in e-commerce retailers;
●	The effects of bottler/distributor consolidation on our business;

●	The costs and/or effectiveness, now or in the future, of our sponsorships and endorsements, marketing and promotional strategies;
●	The success of our sports marketing, social media and other general marketing endeavors both domestically and internationally;
●	Possible product recalls and/or reformulations of certain of our products and/or market withdrawals of certain of our products due to defective packaging and/or non-compliant formulas or production in one or more jurisdictions;
●	The failure of our bottlers and/or co-packers to manufacture our products on a timely basis or at all;
●	Our ability to make suitable arrangements and/or procure sufficient capacity for the co-packing of any of our products both domestically and internationally, the timely replacement of discontinued co-packing arrangements and/or limitations on co-packing availability, including for retort production;
●	Our ability to make suitable arrangements for the timely procurement of non-defective raw materials;
●	Our inability to protect and/or the loss of our intellectual property rights and/or our inability to use our trademarks, trade names or designs and/or trade dress in certain countries;
●	Volatility of stock prices which may restrict stock sales, stock purchases or other opportunities as well as negatively impact the motivation of equity award grantees;
●	Provisions in our organizational documents and/or control by insiders which may prevent changes in control even if such changes would be beneficial to other stockholders;
●	Any disruption in and/or lack of effectiveness of our information technology systems, including a breach of cyber security, that disrupts our business or negatively impacts customer relationships, as well as cybersecurity incidents involving data shared with or by third parties; and
●	Succession plans for and/or the recruitment and retention of senior management, other key employees and our employee base in general.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks during the three-months ended June 30, 2025 compared with the disclosures in Part II, Item 7A of our Form 10-K.

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

Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to the Notes to Condensed Consolidated Financial Statements - Note 10. Commitments and Contingencies: Litigation in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 19, 2024, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to an additional $500.0 million of the Company’s outstanding common stock (the “August 2024 Repurchase Plan”). During the three-months ended June 30, 2025, no shares were repurchased under the August 2024 Repurchase Plan. As of August 6, 2025, $500.0 million remained available for repurchase under the August 2024 Repurchase Plan.

The aggregate amount of the Company’s outstanding common stock that remains available for repurchase under all previously authorized repurchase plans is $500.0 million as of August 6, 2025.

During the three-months ended June 30, 2025, no shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due.

The following tabular summary reflects the Company’s repurchase activity during the quarter ended June 30, 2025.

				Maximum Number (or
				Approximate Dollar
			Total Number of	Value) of Shares that
			Shares Purchased	May Yet Be Purchased
	Total Number		as Part of Publicly	Under the Plans or
	of Shares	Average Price	Announced Plans	Programs
Period	Purchased	per Share	or Programs[1]	(In thousands)
Apr 1 – Apr 30, 2025	—	$—	—	$500,000
May 1 – May 31, 2025	—	$—	—	$500,000
Jun 1 – Jun 30, 2025	—	$—	—	$500,000

1 On August 19, 2024, the Company publicly announced that its Board of Directors authorized the August 2024 Repurchase Plan. Board authorization of the repurchase plan remains in effect until shares in the amount authorized thereunder have been repurchased. See Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” above for more information.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

During the three-months ended June 30, 2025, none of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

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

101*

The following financial information from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Income for the three- and six-months ended June 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Comprehensive Income for the three- and six-months ended June 30, 2025 and 2024, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three- and six-months ended June 30, 2025 and 2024, (v) Condensed Consolidated Statements of Cash Flows for the six-months ended June 30, 2025 and 2024, and (vi) the Notes to Condensed Consolidated Financial Statements.

104*

The cover page from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION
Registrant

Date: August 7, 2025	/s/ HILTON H. SCHLOSBERG
Hilton H. Schlosberg
Vice Chairman of the Board of Directors
and Chief Executive Officer

Date: August 7, 2025	/s/ THOMAS J. KELLY
Thomas J. Kelly
Chief Financial Officer