Form 10-Q
period 2025-09-30
Monster Beverage Corp
filed 2025-11-07
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025	Commission File Number 001-18761

MONSTER BEVERAGE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	47-1809393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes __    No X

The registrant had 977,021,216 shares of common stock, par value $0.005 per share, outstanding as of October 31, 2025.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

SEPTEMBER 30, 2025

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

(In Thousands, Except Par Value) (Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,292,939	$1,533,287
Short-term investments	286,391	—
Accounts receivable, net	1,601,216	1,221,646
Inventories	704,586	737,107
Prepaid expenses and other current assets	142,713	107,262
Prepaid income taxes	38,372	42,202
Total current assets	5,066,217	3,641,504

INVESTMENTS	359,174	—
PROPERTY AND EQUIPMENT, net	1,110,705	1,047,024
DEFERRED INCOME TAXES, net	185,321	184,260
GOODWILL	1,331,643	1,331,643
OTHER INTANGIBLE ASSETS, net	1,419,306	1,414,252
OTHER ASSETS	138,907	100,406
Total Assets	$9,611,273	$7,719,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$683,030	$466,775
Accrued liabilities	325,450	220,764
Accrued promotional allowances	392,628	267,711
Deferred revenue	47,158	45,809
Accrued compensation	102,131	92,454
Income taxes payable	40,023	4,006
Total current liabilities	1,590,420	1,097,519

DEFERRED REVENUE	164,701	179,008
OTHER LIABILITIES	110,992	110,893
LONG-TERM DEBT	—	373,951

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 5,000,000 shares authorized; 1,130,977 shares issued and 976,997 shares outstanding as of September 30, 2025; 1,126,329 shares issued and 973,079 shares outstanding as of December 31, 2024	5,655	5,632
Additional paid-in capital	5,343,915	5,144,922
Retained earnings	8,905,026	7,448,784
Accumulated other comprehensive loss	(93,382)	(269,487)
Common stock in treasury, at cost; 153,980 shares and 153,250 shares as of September 30, 2025 and December 31, 2024, respectively	(6,416,054)	(6,372,133)
Total stockholders’ equity	7,745,160	5,957,718
Total Liabilities and Stockholders’ Equity	$9,611,273	$7,719,089

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
NET SALES	$2,197,139	$1,880,973	$6,163,290	$5,680,668

COST OF SALES	972,653	881,174	2,714,428	2,634,235

GROSS PROFIT	1,224,486	999,799	3,448,862	3,046,433

OPERATING EXPENSES	549,134	519,883	1,572,142	1,497,363

OPERATING INCOME	675,352	479,916	1,876,720	1,549,070

INTEREST and OTHER INCOME (EXPENSE), net	14,185	(5,820)	37,522	54,311

INCOME BEFORE PROVISION FOR INCOME TAXES	689,537	474,096	1,914,242	1,603,381

PROVISION FOR INCOME TAXES	165,082	103,177	458,000	365,044

NET INCOME	$524,455	$370,919	$1,456,242	$1,238,337

NET INCOME PER COMMON SHARE:
Basic	$0.54	$0.38	$1.49	$1.22
Diluted	$0.53	$0.38	$1.48	$1.21

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	976,608	975,841	975,337	1,015,252
Diluted	984,966	983,171	983,532	1,023,912

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(In Thousands) (Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income, as reported	$524,455	$370,919	$1,456,242	$1,238,337
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	(17,353)	47,846	147,377	(13,953)
Change in net unrealized gain (loss) on available-for-sale investments	221	—	434	758
Change in net gain (loss) on commodity derivatives	15,058	(3,384)	28,294	690
Other comprehensive income (loss)	(2,074)	44,462	176,105	(12,505)
Comprehensive income	$522,381	$415,381	$1,632,347	$1,225,832

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(In Thousands) (Unaudited)

					Accumulated
			Additional		Other			Total
	Common stock		Paid-in	Retained	Comprehensive	Treasury stock		Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	Equity
Balance, December 31, 2024	1,126,329	$5,632	$5,144,922	$7,448,784	$(269,487)	(153,250)	$(6,372,133)	$5,957,718

Stock-based compensation	—	—	20,727	—	—	—	—	20,727
Stock options/awards	2,366	11	48,082	—	—	—	—	48,093
Repurchase of common stock	—	—	—	—	—	(302)	(16,633)	(16,633)
Foreign currency translation	—	—	—	—	63,971	—	—	63,971
Net gain (loss) on commodity derivatives	—	—	—	—	2,570	—	—	2,570
Net income	—	—	—	442,993	—	—	—	442,993
Balance, March 31, 2025	1,128,695	$5,643	$5,213,731	$7,891,777	$(202,946)	(153,552)	$(6,388,766)	$6,519,439

Stock-based compensation	—	—	31,842	—	—	—	—	31,842
Stock options/awards	1,255	7	39,584	—	—	—	—	39,591
Unrealized gain (loss), net on available-for-sale securities	—	—	—	—	213	—	—	213
Foreign currency translation	—	—	—	—	100,759	—	—	100,759
Net gain (loss) on commodity derivatives	—	—	—	—	10,666	—	—	10,666
Net income	—	—	—	488,794	—	—	—	488,794
Balance, June 30, 2025	1,129,950	$5,650	$5,285,157	$8,380,571	$(91,308)	(153,552)	$(6,388,766)	$7,191,304

Stock-based compensation	—	—	32,084	—	—	—	—	32,084
Stock options/awards	1,027	5	26,674	—	—	—	—	26,679
Unrealized gain (loss), net on available-for-sale securities	—	—	—	—	221	—	—	221
Repurchase of common stock	—	—	—	—	—	(428)	(27,288)	(27,288)
Foreign currency translation	—	—	—	—	(17,353)	—	—	(17,353)
Net gain (loss) on commodity derivatives	—	—	—	—	15,058	—	—	15,058
Net income	—	—	—	524,455	—	—	—	524,455
Balance, September 30, 2025	1,130,977	$5,655	$5,343,915	$8,905,026	$(93,382)	(153,980)	$(6,416,054)	$7,745,160

					Accumulated
			Additional		Other			Total
	Common stock		Paid-in	Retained	Comprehensive	Treasury stock		Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	Equity
Balance, December 31, 2023	1,122,592	$5,613	$4,975,115	$5,939,736	$(125,337)	(81,021)	$(2,566,383)	$8,228,744

Stock-based compensation	—	—	21,452	—	—	—	—	21,452
Stock options/awards	2,278	11	38,381	—	—	—	—	38,392
Unrealized gain (loss), net on available-for-sale securities	—	—	—	—	223	—	—	223
Repurchase of common stock	—	—	—	—	—	(2,151)	(120,245)	(120,245)
Foreign currency translation	—	—	—	—	(30,695)	—	—	(30,695)
Net gain (loss) on commodity derivatives	—	—	—	—	(2,131)	—	—	(2,131)
Net income	—	—	—	442,049	—	—	—	442,049
Balance, March 31, 2024	1,124,870	$5,624	$5,034,948	$6,381,785	$(157,940)	(83,172)	$(2,686,628)	$8,577,789

Stock-based compensation	—	—	19,645	—	—	—	—	19,645
Stock options/awards	460	3	13,698	—	—	—	—	13,701
Unrealized gain (loss), net on available-for-sale securities	—	—	—	—	535	—	—	535
Repurchase of common stock	—	—	—	—	—	(58,778)	(3,145,817)	(3,145,817)
Foreign currency translation	—	—	—	—	(31,104)	—	—	(31,104)
Net gain (loss) on commodity derivatives	—	—	—	—	6,205	—	—	6,205
Net income	—	—	—	425,369	—	—	—	425,369
Balance, June 30, 2024	1,125,330	$5,627	$5,068,291	$6,807,154	$(182,304)	(141,950)	$(5,832,445)	$5,866,323

Stock-based compensation	—	—	27,659	—	—	—	—	27,659
Stock options/awards	369	1	10,007	—	—	—	—	10,008
Repurchase of common stock	—	—	—	—	—	(11,299)	(539,971)	(539,971)
Foreign currency translation	—	—	—	—	47,846	—	—	47,846
Net gain (loss) on commodity derivatives	—	—	—	—	(3,384)	—	—	(3,384)
Net income	—	—	—	370,919	—	—	—	370,919
Balance, September 30, 2024	1,125,699	$5,628	$5,105,957	$7,178,073	$(137,842)	(153,249)	$(6,372,416)	$5,779,400

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(In Thousands) (Unaudited)

	Nine-Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,456,242	$1,238,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,023	59,822
Non-cash lease expense	10,266	9,801
Loss (gain) on disposal of property and equipment	(916)	2,070
Loss on impairment of property and equipment	2,279	6,067
Stock-based compensation	86,664	68,793
Deferred income taxes	455	(10,242)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(299,139)	(106,404)
Inventories	58,387	197,107
Prepaid expenses and other assets	(66,269)	(5,861)
Prepaid income taxes	14,043	(39,668)
Accounts payable	148,575	(14,346)
Accrued liabilities	98,535	46,749
Accrued promotional allowances	105,806	31,492
Accrued compensation	6,434	(6,043)
Income taxes payable	33,361	4,213
Other liabilities	(2,077)	(2,403)
Deferred revenue	(15,907)	(12,652)
Net cash provided by operating activities	1,718,762	1,466,832

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of available-for-sale investments	20,686	1,377,915
Purchases of available-for-sale investments	(618,389)	(342,121)
Purchases of property and equipment	(104,101)	(172,795)
Proceeds from sale of property and equipment	2,744	2,095
Additions to intangibles	(19,681)	(21,473)
Increase in other assets	(507)	(603)
Net cash (used in) provided by investing activities	(719,248)	843,018

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short-term debt	(8,043)	(6,717)
Payments on credit facilities	(375,000)	—
Borrowings on credit facilities	—	750,000
Payments for debt issuance costs	—	(2,904)
Issuance of common stock	114,363	62,101
Purchases of common stock held in treasury	(43,921)	(3,770,184)
Net cash used in financing activities	(312,601)	(2,967,704)

Effect of exchange rate changes on cash and cash equivalents	72,739	(14,482)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	759,652	(672,336)
CASH AND CASH EQUIVALENTS, beginning of period	1,533,287	2,297,675
CASH AND CASH EQUIVALENTS, end of period	$2,292,939	$1,625,339

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$5,296	$13,808
Income taxes	$413,194	$411,884

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(In Thousands) (Unaudited) (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

Included in accrued liabilities as of September 30, 2025 and 2024 were additions to other intangible assets of $3.2 million and $10.9 million, respectively.

Included in accounts payable as of September 30, 2025 and 2024 were property and equipment purchases of $1.4 million and $20.3 million, respectively.

Included in accounts payable as of September 30, 2025 were available-for-sale short-term investment purchases of $16.2 million.

Included in accounts payable as of September 30, 2025 were available-for-sale long-term investment purchases of $31.2 million.

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

The Company’s condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting. They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP. The information set forth in these interim condensed consolidated financial statements for the three- and nine-months ended September 30, 2025 and 2024, respectively, is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading. Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update primarily require more detailed disclosures related to the rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the impact ASU 2023-09 will have on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The amendments in this update require the Company to disaggregate key expense categories such as purchases of inventory, employee compensation, depreciation and intangible asset amortization, within its financial statements. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026. Early adoption is permitted. The Company is evaluating the impact ASU 2024-03 will have on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this update require internal-use software development cost capitalization to begin when both of the following occur: management has authorized and committed to funding the software project, and it is probable that the project will be completed and that the software will be used to perform its intended function. The amendments also eliminate the accounting considerations of software development stages. The amendments in ASU 2025-06 are effective for fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact ASC 2025-06 will have on its consolidated financial statements.

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

The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. Certain of the Company’s bottlers/distributors may also perform a separate function as a co-packer on the Company’s behalf. In such cases, control of the Company’s products passes to such bottlers/distributors when they notify the Company that they have taken possession or transferred the relevant portion of the Company’s finished goods. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of September 30, 2025 and December 31, 2024.

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

Disaggregation of Revenue

The following tables disaggregate the Company’s revenue by geographical markets and reportable segments:

	Three-Months Ended September 30, 2025
			Asia Pacific	Latin
	U.S. and		(including	America and
Net Sales	Canada	EMEA[1]	Oceania)	Caribbean	Total
Monster Energy® Drinks	$1,213,518	$490,502	$157,442	$165,381	$2,026,843
Strategic Brands	55,028	54,113	12,621	8,739	130,501
Alcohol Brands	33,009	—	—	—	33,009
Other	6,786	—	—	—	6,786
Total Net Sales	$1,308,341	$544,615	$170,063	$174,120	$2,197,139

	Three-Months Ended September 30, 2024
			Asia Pacific	Latin
	U.S. and		(including	America and
Net Sales	Canada	EMEA[1]	Oceania)	Caribbean	Total
Monster Energy® Drinks	$1,071,923	$371,026	$124,136	$155,608	$1,722,693
Strategic Brands	54,524	46,562	7,910	3,570	112,566
Alcohol Brands	39,784	—	—	—	39,784
Other	5,930	—	—	—	5,930
Total Net Sales	$1,172,161	$417,588	$132,046	$159,178	$1,880,973

1Europe, Middle East and Africa (“EMEA”)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Nine-Months Ended September 30, 2025
			Asia Pacific	Latin
	U.S. and		(including	America and
Net Sales	Canada	EMEA[1]	Oceania)	Caribbean	Total
Monster Energy® Drinks	$3,491,445	$1,275,990	$443,386	$468,890	$5,679,711
Strategic Brands	158,118	151,415	32,893	16,301	358,727
Alcohol Brands	105,683	—	—	—	105,683
Other	19,169	—	—	—	19,169
Total Net Sales	$3,774,415	$1,427,405	$476,279	$485,191	$6,163,290

	Nine-Months Ended September 30, 2024
			Asia Pacific	Latin
	U.S. and		(including	America and
Net Sales	Canada	EMEA[1]	Oceania)	Caribbean	Total
Monster Energy® Drinks	$3,266,832	$1,075,240	$378,232	$474,248	$5,194,552
Strategic Brands	153,745	131,837	30,117	14,533	330,232
Alcohol Brands	137,417	—	—	—	137,417
Other	18,467	—	—	—	18,467
Total Net Sales	$3,576,461	$1,207,077	$408,349	$488,781	$5,680,668

1Europe, Middle East and Africa (“EMEA”)

Contract Liabilities

Amounts received from certain bottlers/distributors at inception of their distribution contracts or at the inception of certain sales/marketing programs are accounted for as deferred revenue. As of September 30, 2025 and December 31, 2024, the Company had $211.9 million and $224.8 million, respectively, of deferred revenue, which is included in current and long-term deferred revenue in the Company’s condensed consolidated balance sheets. During the three-months ended September 30, 2025 and 2024, $10.1 million and $10.0 million of deferred revenue was recognized in net sales, respectively. During the nine-months ended September 30, 2025 and 2024, $30.0 million and $29.9 million of deferred revenue was recognized in net sales, respectively. See Note 8.

3.INVESTMENTS

The following table summarizes the Company’s investments at September 30, 2025. The Company held no short-term or long-term investments at December 31, 2024.

					Continuous	Continuous
		Gross	Gross		Unrealized	Unrealized
		Unrealized	Unrealized		Loss Position	Loss Position
	Amortized	Holding	Holding	Fair	less than	greater than
September 30, 2025	Cost	Gains	Losses	Value	12 Months	12 Months
Available-for-sale
Short-term:
Commercial paper	$31,601	$—	$—	$31,601	$—	$—
Certificates of deposit	15,444	—	—	15,444	—	—
U.S. treasuries	209,387	140	—	209,527	—	—
Corporate bonds	29,754	65	—	29,819	—	—
Long-term:
U.S. treasuries	214,843	59	—	214,902	—	—
Corporate bonds	144,104	168	—	144,272	—
Total	$645,133	$432	$—	$645,565	$—	$—

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

During the three- and nine-months ended September 30, 2025 and 2024, realized gains or losses recognized on the sale of investments were not significant.

The Company’s investments at September 30, 2025 carried investment grade credit ratings.

The following table summarizes the underlying contractual maturities of the Company’s investments at September 30, 2025. The Company held no short-term or long-term investments at December 31, 2024.

	September 30, 2025
	Amortized Cost	Fair Value
Less than 1 year:
Commercial paper	$31,601	$31,601
Certificates of deposit	15,444	15,444
U.S. treasuries	209,387	209,527
Corporate bonds	29,754	29,819
Due 1 - 10 years:
U.S. treasuries	214,843	214,902
Corporate bonds	144,104	144,272
Total	$645,133	$645,565

4.	FAIR VALUE OF CERTAIN FINANCIAL ASSETS AND LIABILITIES

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following tables present the fair value of the Company’s financial assets and liabilities that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

September 30, 2025	Level 1	Level 2	Level 3	Total
Cash	$1,307,856	$—	$—	$1,307,856
Money market funds	927,713	—	—	927,713
Certificates of deposit	—	72,814	—	72,814
Commercial paper	—	31,601	—	31,601
Corporate bonds	—	174,091	—	174,091
U.S. treasuries	—	424,429	—	424,429
Foreign currency derivatives	—	(907)	—	(907)
Commodity derivatives	—	24,327	—	24,327
Total	$2,235,569	$726,355	$—	$2,961,924

Amounts included in:
Cash and cash equivalents	$2,235,569	$57,370	$—	$2,292,939
Short-term investments	—	286,391	—	286,391
Accounts receivable, net	—	25,666	—	25,666
Prepaid expenses and other current assets	—	28	—	28
Other assets	—	1,777	—	1,777
Investments	—	359,174	—	359,174
Accrued liabilities	—	(4,051)	—	(4,051)
Total	$2,235,569	$726,355	$—	$2,961,924

December 31, 2024	Level 1	Level 2	Level 3	Total
Cash	$1,103,647	$—	$—	$1,103,647
Money market funds	396,306	—	—	396,306
Certificates of deposit	—	33,334	—	33,334
Foreign currency derivatives	—	799	—	799
Commodity derivatives	—	(785)	—	(785)
Total	$1,499,953	$33,348	$—	$1,533,301

Amounts included in:
Cash and cash equivalents	$1,499,953	$33,334	$—	$1,533,287
Accounts receivable, net	—	5,991	—	5,991
Other assets	—	6	—	6
Accrued liabilities	—	(5,952)	—	(5,952)
Other liabilities	—	(31)	—	(31)
Total	$1,499,953	$33,348	$—	$1,533,301

The Company’s valuation of its Level 1 investments is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments is based on other observable inputs, specifically a market approach which utilizes valuation models, pricing systems, mathematical tools and other relevant information for the same or similar securities. The Company’s valuation of its Level 2 foreign currency exchange contracts is based on quoted market prices of the same or similar instruments, adjusted for counterparty risk. There were no transfers between Level 1 and Level 2 measurements during the three- and nine-months ended September 30, 2025, or during the year-ended December 31, 2024, and there were no changes in the Company’s valuation techniques.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

5.	INVENTORIES

Inventories consist of the following at:

	September 30,	December 31,
	2025	2024
Raw materials	$311,809	$232,698
Work in process	1,215	1,200
Finished goods	391,562	503,209
	$704,586	$737,107

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at:

	September 30,	December 31,
	2025	2024
Land	$181,593	$178,056
Leasehold improvements	43,034	31,132
Furniture and fixtures	13,388	11,416
Office and computer equipment	26,166	28,029
Equipment	648,255	561,408
Buildings	402,483	280,663
Vehicles	83,397	72,564
Assets under construction	73,496	178,980
	1,471,812	1,342,248
Less: accumulated depreciation and amortization	(361,107)	(295,224)
	$1,110,705	$1,047,024

Total depreciation and amortization expense was $24.9 million and $17.7 million for the three-months ended September 30, 2025 and 2024, respectively. Total depreciation and amortization expense was $68.6 million and $54.6 million for the nine-months ended September 30, 2025 and 2024, respectively.

7.GOODWILL AND OTHER INTANGIBLE ASSETS

The following is a roll-forward of goodwill for the nine-months ended September 30, 2025 and 2024 by reportable segment:

	Monster
	Energy®	Strategic	Alcohol
	Drinks	Brands	Brands*	Other	Total
Balance at December 31, 2024	$693,644	$637,999	$—	$—	$1,331,643
Acquisitions	—	—	—	—	—
Balance at September 30, 2025	$693,644	$637,999	$—	$—	$1,331,643

*Accumulated goodwill impairment balance at December 31, 2024 and September 30, 2025 was $86.3 million related entirely to Alcohol Brands.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Monster
	Energy®	Strategic	Alcohol
	Drinks	Brands	Brands	Other	Total
Balance at December 31, 2023	$693,644	$637,999	$86,298	$—	$1,417,941
Acquisitions	—	—	—	—	—
Balance at September 30, 2024	$693,644	$637,999	$86,298	$—	$1,417,941

Intangible assets consist of the following at:

	September 30,	December 31,
	2025	2024
Amortizing intangibles	$192,633	$183,800
Accumulated amortization	(100,778)	(86,703)
	91,855	97,097
Non-amortizing intangibles	1,327,451	1,317,155
	$1,419,306	$1,414,252

Amortizing intangibles primarily consist of customer relationships. All amortizing intangibles have been assigned an estimated finite useful life, and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives, generally three to ten years. Total amortization expense was $4.7 million and $2.2 million for the three-months ended September 30, 2025 and 2024, respectively. Total amortization expense was $13.4 million and $5.2 million for the nine-months ended September 30, 2025 and 2024, respectively. For the three- and nine-months ended September 30, 2025 and 2024, no impairment charges were recorded to intangible assets.

The following is the future estimated amortization expense related to amortizing intangibles as of September 30, 2025:

2025 (from October 1,2025 to December 31, 2025)	$4,808
2026	19,235
2027	17,506
2028	15,105
2029	13,755
2030 and thereafter	21,446
$91,855

8.	DISTRIBUTION AGREEMENTS

In the normal course of business, amounts received pursuant to new and/or amended distribution agreements entered into with certain bottlers/distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, or at the inception of certain sales/marketing programs are accounted for as deferred revenue and are recognized as revenue ratably over the anticipated life of the respective agreement, generally 20 years or program duration, as the case may be. Revenue recognized was $10.1 million and $10.0 million for the three-months ended September 30, 2025 and 2024, respectively. Revenue recognized was $30.0 million and $29.9 million for the nine-months ended September 30, 2025 and 2024, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

9.	DEBT

The Company repaid the outstanding balance on long-term debt in April 2025. As of December 31, 2024, the Company’s long-term debt consisted of the following:

December 31,
2024
Term loan	$375,000
Revolving credit facility	—
Total debt	375,000
Less: unamortized debt issuance costs	(1,049)
Total debt, net of unamortized debt issuance costs	373,951
Less: current portion of long-term debt	—
Long-term debt	$373,951

In May 2024, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders (the “Original Credit Agreement”), which provided for senior unsecured credit facilities in an aggregate principal amount of $1.50 billion (collectively, the “Credit Facilities”). The Credit Facilities previously consisted of a $750.0 million term loan (the “Term Loan”) and up to $750.0 million in multicurrency revolving loan commitments (the “Revolving Credit Facility”). The Term Loan was repaid in April 2025 with no additional borrowings permitted. In addition, pursuant to Amendment No. 1 to the Original Credit Agreement, dated as of October 17, 2025, among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders (the “Amended Credit Agreement”), the Company’s aggregate borrowing capacity under the Revolving Credit Facility has been reduced to $500.0 million. Borrowings under the Revolving Credit Facility bear interest at a variable rate per annum equal to the applicable rate plus margin (as defined in the Amended Credit Agreement). Borrowings may be repaid at any time during the term of the Revolving Credit Facility and may be reborrowed prior to the maturity date, which is set to occur in May 2029. As of September 30, 2025, no borrowings were outstanding under the Credit Facilities, and the Company was in compliance with all covenants under the Amended Credit Agreement.

Additionally, the Company has a line of credit of up to $15.0 million with HSBC Bank (China) Company Limited, Shanghai Branch. As of September 30, 2025, no amount was outstanding on this line of credit.

10.	COMMITMENTS AND CONTINGENCIES

The Company had purchase commitments aggregating approximately $225.3 million at September 30, 2025, which represented commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms but are generally satisfied within one year.

The Company had contractual obligations aggregating approximately $481.1 million at September 30, 2025, which related primarily to sponsorships and other marketing activities.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, and any related insurance reimbursements. As of September 30, 2025 and December 31, 2024, $35.7 million and $16.8 million, respectively, of loss contingencies were included in the Company’s accompanying condensed consolidated balance sheets.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

11.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the nine-months ended September 30, 2025 and 2024 are as follows:

	Accumulated Net	Currency	Unrealized Gains
	Gains (Losses)	Translation	(Losses) on
	on Commodity	Gains	Available-for-
	Derivatives	(Losses)	Sale Securities	Total
Balance at December 31, 2024	$443	$(269,930)	$—	$(269,487)
Other comprehensive income (loss) before reclassifications	29,983	147,377	434	177,794
Amounts reclassified from accumulated other comprehensive loss	(1,689)	—	—	(1,689)
Net current-period other comprehensive income (loss)	28,294	147,377	434	176,105
Balance at September 30, 2025	$28,737	$(122,553)	$434	$(93,382)

	Accumulated Net	Currency	Unrealized Gains
	Gains (Losses)	Translation	(Losses) on
	on Commodity	Gains	Available-for-
	Derivatives	(Losses)	Sale Securities	Total
Balance at December 31, 2023	$4,410	$(128,989)	$(758)	$(125,337)
Other comprehensive income (loss) before reclassifications	690	(13,953)	758	(12,505)
Net current-period other comprehensive income (loss)	690	(13,953)	758	(12,505)
Balance at September 30, 2024	$5,100	$(142,942)	$—	$(137,842)

12.	TREASURY STOCK

On August 19, 2024, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to an additional $500.0 million of the Company’s outstanding common stock (the “August 2024 Repurchase Plan”). During the three-months ended September 30, 2025, no shares were repurchased under the August 2024 Repurchase Plan. As of November 5, 2025, $500.0 million remained available for repurchase under the August 2024 Repurchase Plan.

The aggregate amount of the Company’s outstanding common stock that remains available for repurchase under all previously authorized repurchase plans is $500.0 million as of November 5, 2025.

During the three-months ended September 30, 2025, 0.4 million shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $27.3 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying condensed consolidated balance sheet at September 30, 2025.

13.	STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at September 30, 2025: (i) the Monster Beverage Corporation 2020 Omnibus Incentive Plan, including the Monster Beverage Corporation Deferred Compensation Plan as a sub-plan thereunder, and (ii) the Monster Beverage Corporation 2017 Compensation Plan for Non-Employee Directors as Amended and Restated on February 23, 2022, including the Monster Beverage Corporation Deferred Compensation Plan for Non-Employee Directors as a sub-plan thereunder.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company recorded $32.8 million and $27.5 million of compensation expense relating to outstanding options, restricted stock units, performance share units and other share-based awards during the three-months ended September 30, 2025 and 2024, respectively. The Company recorded $86.7 million and $68.8 million of compensation expense relating to outstanding options, restricted stock units, performance share units and other share-based awards during the nine-months ended September 30, 2025 and 2024, respectively.

The tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options and vesting of restricted stock units and performance share units for the three-months ended September 30, 2025 and 2024 was $6.5 million and $1.3 million, respectively. The tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options and vesting of restricted stock units and performance share units for the nine-months ended September 30, 2025 and 2024 was $20.1 million and $10.3 million, respectively.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted as of September 30, 2025 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	Three-Months Ended September 30,			Nine-Months Ended September 30,
	2025	2024		2025		2024
Dividend yield	—	0.0%		0.0%		0.0%
Expected volatility	—	26.9%		26.7%		27.4%
Risk-free interest rate	—	3.7%		4.2%		4.2%
Expected term	—	6.3	years	6.2	years	6.4	years

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term	Intrinsic
Options	(in thousands)	Per Share	(in years)	Value
Outstanding at January 1, 2025	27,088	$38.98	5.8	$400,207
Granted 01/01/25 - 03/31/25	1,299	$55.09
Granted 04/01/25 - 06/30/25	21	$60.28
Granted 07/01/25 - 09/30/25	—	$—
Exercised	(4,017)	$28.47
Cancelled or forfeited	(317)	$52.53
Outstanding at September 30, 2025	24,074	$41.45	5.7	$622,667
Vested and expected to vest in the future at September 30, 2025	23,366	$41.09	5.7	$612,710
Exercisable at September 30, 2025	13,120	$33.17	3.9	$447,884

No options were granted during the three-months ended September 30, 2025. The weighted-average grant-date fair value of options granted during the three-months ended September 30, 2024 was $17.01 per share. The weighted-average grant-date fair value of options granted during the nine-months ended September 30, 2025 and 2024 was $19.85 per share and $21.41 per share, respectively.

The total intrinsic value of options exercised during the three-months ended September 30, 2025 and 2024 was $38.2 million and $8.2 million, respectively. The total intrinsic value of options exercised during the nine-months ended September 30, 2025 and 2024 was $124.3 million and $66.0 million, respectively.

Cash received from option exercises under all plans for the three-months ended September 30, 2025 and 2024 was $26.7 million and $10.0 million, respectively. Cash received from option exercises under all plans for the nine-months ended September 30, 2025 and 2024 was $114.4 million and $62.1 million, respectively.

At September 30, 2025, there was $128.0 million of total unrecognized compensation expense related to non-vested options granted to employees under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to non-vested restricted stock units and performance share units as follows:

	Number of Shares	Weighted-Average
	(in thousands)	Grant-Date Fair Value
Non-vested at January 1, 2025	1,682	$46.16
Granted 01/01/25 - 03/31/25[1]	1,017	$55.08
Granted 04/01/25 - 06/30/25	33	$62.68
Granted 07/01/25 - 09/30/25	1	$61.59
Vested	(631)	$39.40
Forfeited/cancelled	(63)	$42.44
Non-vested at September 30, 2025	2,039	$53.09

1The grant activity for performance share units is recorded based on the target performance level earning 100% of target performance share units. The actual number of performance share units earned could range from 0% to 200% of target depending on the achievement of pre-established performance goals.

The weighted-average grant-date fair value of restricted stock units and/or performance share units granted during the three-months ended September 30, 2025 and 2024 was $61.59 and $48.40 per share, respectively. The weighted-average grant-date fair value of restricted stock units and/or performance share units granted during the nine-months ended September 30, 2025 and 2024 was $55.33 and $58.80 per share, respectively.

As of September 30, 2025, 2.0 million restricted stock units and performance share units are expected to vest over their respective terms.

At September 30, 2025, total unrecognized compensation expense relating to non-vested restricted stock units and performance share units was $55.3 million, which is expected to be recognized over a weighted-average period of 2.0 years.

Other Share-Based Awards

The Company has granted other share-based awards to certain employees that are payable in cash. These awards are classified as liabilities and are valued based on the fair value of the award at the grant date and are remeasured at each reporting date until settlement, with compensation expense being recognized in proportion to the completed requisite service period up until date of settlement. At September 30, 2025, other share-based awards outstanding included grants that vest over three years payable in the first quarters of 2026, 2027 and 2028.

At September 30, 2025, there was $1.2 million of unrecognized compensation expense related to non-vested other share-based awards granted to employees under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 1.8 years.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

14.	INCOME TAXES

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the nine-months ended September 30, 2025:

Gross Unrecognized Tax
Benefits
Balance at December 31, 2024	$2,626
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior years	1,440
Decreases for tax positions related to the prior years	—
Balance at September 30, 2025	$4,066

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. As of September 30, 2025, the Company had approximately $1.0 million in accrued interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions, the resultant impact on the Company’s effective tax rate would not be significant. It is expected that any change in the amount of unrecognized tax benefits within the next 12 months will not be significant.

The Company is subject to U.S. federal income tax as well as to income tax in multiple state and foreign jurisdictions.

The Company is in various stages of examination with certain states and certain foreign jurisdictions. The Company’s 2022 through 2024 U.S. federal income tax returns are subject to examination by the IRS. The Company’s state income tax returns are subject to examination for the 2020 through 2024 tax years. The United Kingdom and Ireland income tax returns are subject to examination for the 2020 through 2024 tax years.

The One Big Beautiful Bill Act (the “OBBBA”), which includes a broad range of tax reform provisions, was signed into law in the United States on July 4, 2025. The OBBBA does not materially impact the Company’s effective tax rate or cash flows in 2025.

15.	EARNINGS PER SHARE

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations is presented below (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Weighted-average shares outstanding:
Basic	976,608	975,841	975,337	1,015,252
Dilutive	8,358	7,330	8,195	8,660
Diluted	984,966	983,171	983,532	1,023,912

For the three-months ended September 30, 2025 and 2024, options and awards outstanding totaling 5.5 million shares and 9.2 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive. For the nine-months ended September 30, 2025 and 2024, options and awards outstanding totaling 9.5 million shares and 7.6 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

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

The Company’s chief operating decision maker is the chief executive officer (the “CEO”). The CEO assesses segments’ performance by using each segment’s operating income and considers budget-to-actual variances on a periodic basis (at least quarterly) when making decisions about operational planning, including resource allocation. Further, the CEO uses segments’ operating income when comparing the results of each segment with one another.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The tables below provide information about the Company’s reportable segments, including the corporate and unallocated category.

Three-Months Ended September 30, 2025

	Monster
	Energy®	Strategic	Alcohol		Corporate and
	Drinks	Brands	Brands	Other	Unallocated	Consolidated
Net sales[1]	$2,026,843	$130,501	$33,009	$6,786	$—	$2,197,139

Cost of sales	902,094	41,546	24,694	4,319	—
Gross profit	1,124,749	88,955	8,315	2,467	—	1,224,486

Distribution expense	78,569	1,704	2,341	—	—
Selling and marketing expense	189,136	17,339	7,976	124	—
Nonmanufacturing payroll expense	43,684	2,711	8,908	524	112,924
Other segment items[2]	22,880	919	6,941	201	52,253
Operating income (loss)[1]	790,480	66,282	(17,851)	1,618	(165,177)	675,352

Interest and other income (expense), net						14,185

Income before provision for income taxes						$689,537

Depreciation and amortization	$20,835	$310	$4,816	$351	$3,306	$29,618

1For the Monster Energy® Drinks segment, includes $10.1 million related to the recognition of deferred revenue.

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

Alcohol Brands - depreciation and amortization expense, travel and entertainment expense, and certain overhead expenses

Other - certain overhead expenses

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Three-Months Ended September 30, 2024

	Monster
	Energy®	Strategic	Alcohol		Corporate and
	Drinks	Brands	Brands	Other	Unallocated	Consolidated
Net sales[1]	$1,722,693	$112,566	$39,784	$5,930	$—	$1,880,973

Cost of sales	810,604	31,750	35,056	3,764	—
Gross profit	912,089	80,816	4,728	2,166	—	999,799

Distribution expense	78,089	1,555	3,067	(10)	—
Selling and marketing expense	170,718	16,436	8,918	55	—
Nonmanufacturing payroll expense	42,362	2,090	8,988	526	96,588
Other segment items[2]	19,232	644	6,364	85	64,176
Operating income (loss)[1]	601,688	60,091	(22,609)	1,510	(160,764)	479,916

Interest and other income (expense), net						(5,820)

Income before provision for income taxes						$474,096

Depreciation and amortization	$13,330	$237	$3,419	$48	$2,875	$19,909

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

Alcohol Brands - depreciation and amortization expense, travel and entertainment expense, and certain overhead expenses

Other - certain overhead expenses

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Nine-Months Ended September 30, 2025

	Monster
	Energy®	Strategic	Alcohol		Corporate and
	Drinks	Brands	Brands	Other	Unallocated	Consolidated
Net sales[1]	$5,679,711	$358,727	$105,683	$19,169	$—	$6,163,290

Cost of sales	2,509,309	114,165	77,364	13,590	—
Gross profit	3,170,402	244,562	28,319	5,579	—	3,448,862

Distribution expense	229,826	4,403	7,968	2	—
Selling and marketing expense	518,439	44,241	20,777	298	—
Nonmanufacturing payroll expense	130,564	7,186	27,220	1,653	325,257
Other segment items[2]	63,241	2,687	26,327	512	161,541
Operating income (loss)[1]	2,228,332	186,045	(53,973)	3,114	(486,798)	1,876,720

Interest and other income (expense), net						37,522

Income before provision for income taxes						$1,914,242

Depreciation and amortization	$56,674	$813	$14,718	$800	$9,018	$82,023

1For the Monster Energy® Drinks segment, includes $30.0 million related to the recognition of deferred revenue.

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

Other - certain overhead expenses

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Nine-Months Ended September 30, 2024

	Monster
	Energy®	Strategic	Alcohol		Corporate and
	Drinks	Brands	Brands	Other	Unallocated	Consolidated
Net sales[1]	$5,194,552	$330,232	$137,417	$18,467	$—	$5,680,668

Cost of sales	2,423,866	93,440	104,397	12,532	—
Gross profit	2,770,686	236,792	33,020	5,935	—	3,046,433

Distribution expense	249,158	4,676	10,683	24	—
Selling and marketing expense	502,050	39,754	20,762	159	—
Nonmanufacturing payroll expense	122,403	6,460	27,260	1,597	282,695
Other segment items[2]	55,009	2,134	25,502	226	146,811
Operating income (loss)[1]	1,842,066	183,768	(51,187)	3,929	(429,506)	1,549,070

Interest and other income (expense), net						54,311

Income before provision for income taxes						$1,603,381

Depreciation and amortization	$39,043	$690	$10,825	$145	$9,119	$59,822

1For the Monster Energy® Drinks segment, includes $29.9 million related to the recognition of deferred revenue.

2Other segment items for each reportable segment include:

Monster Energy® Drinks - travel and entertainment expense, and certain overhead expenses

Strategic Brands - travel and entertainment expense, and certain overhead expenses

Alcohol Brands - depreciation and amortization expense, travel and entertainment expense, professional services expense, and certain overhead expenses

Other - certain overhead expenses

Coca-Cola Europacific Partners accounted for approximately 17% and 15% of the Company’s net sales for the three-months ended September 30, 2025 and 2024, respectively. Coca-Cola Europacific Partners accounted for approximately 15% and 14% of the Company’s net sales for the nine-months ended September 30, 2025 and 2024, respectively.

Coca-Cola Consolidated, Inc. accounted for approximately 9% and 10% of the Company’s net sales for the three-months ended September 30, 2025 and 2024, respectively. Coca-Cola Consolidated, Inc. accounted for approximately 10% of the Company’s net sales for both the nine-months ended September 30, 2025 and 2024.

Reyes Holdings, LLC accounted for approximately 9% of the Company’s net sales for both the three-months ended September 30, 2025 and 2024. Reyes Holdings, LLC accounted for approximately 9% of the Company’s net sales for both the nine-months ended September 30, 2025 and 2024.

Net sales to customers outside the United States amounted to $937.1 million and $760.1 million for the three-months ended September 30, 2025 and 2024, respectively. Such sales were approximately 43% and 40% of net sales for the three-months ended September 30, 2025 and 2024, respectively. Net sales to customers outside the United States amounted to $2.53 billion and $2.25 billion for the nine-months ended September 30, 2025 and 2024, respectively. Such sales were approximately 41% and 40% of net sales for the nine-months ended September 30, 2025 and 2024, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Goodwill and other intangible assets for the Company’s reportable segments were as follows at:

	September 30,	December 31,
	2025	2024
Goodwill and other intangible assets:
Monster Energy® Drinks	$1,715,964	$1,703,256
Strategic Brands	982,408	982,035
Alcohol Brands	52,577	60,604
Other	—	—
	$2,750,949	$2,745,895

17.	RELATED PARTY TRANSACTIONS

TCCC controls approximately 20.9% of the voting interests of the Company. The TCCC Subsidiaries, the TCCC Related Parties and certain TCCC independent bottlers, purchase and distribute the Company’s products in domestic and certain international markets. The Company also pays TCCC a commission based on certain sales within the TCCC distribution network.

TCCC commissions, based on sales to the TCCC Subsidiaries and the TCCC Related Parties, were $32.0 million and $25.5 million for the three-months ended September 30, 2025 and 2024, respectively, and are included as a reduction to net sales. TCCC commissions, based on sales to the TCCC Subsidiaries and the TCCC Related Parties, were $87.4 million and $67.8 million for the nine-months ended September 30, 2025 and 2024, respectively, and are included as a reduction to net sales.

TCCC commissions, based on sales to TCCC independent bottlers, were $12.1 million and $9.9 million for the three-months ended September 30, 2025 and 2024, respectively, and are included in operating expenses. TCCC commissions, based on sales to TCCC independent bottlers, were $33.4 million and $28.3 million for the nine-months ended September 30, 2025 and 2024, respectively, and are included in operating expenses.

Net sales to the TCCC Subsidiaries for the three-months ended September 30, 2025 and 2024 were $65.2 million and $54.1 million, respectively. Net sales to the TCCC Subsidiaries for the nine-months ended September 30, 2025 and 2024 were $184.3 million and $151.3 million, respectively.

The Company also purchases concentrates from TCCC which are then sold to certain of the Company’s bottlers/distributors. Concentrate purchases from TCCC were $6.9 million and $7.4 million for the three-months ended September 30, 2025 and 2024, respectively. Concentrate purchases from TCCC were $20.1 million and $22.2 million for the nine-months ended September 30, 2025 and 2024, respectively.

Certain TCCC Subsidiaries also contract manufacture certain of the Company’s energy drinks. Such contract manufacturing expenses were $13.0 million and $10.2 million for the three-months ended September 30, 2025 and 2024, respectively. Such contract manufacturing expenses were $37.6 million and $28.7 million for the nine-months ended September 30, 2025 and 2024, respectively.

Accounts receivable, accounts payable, accrued promotional allowances and accrued liabilities related to the TCCC Subsidiaries were as follows at:

	September 30,	December 31,
	2025	2024
Accounts receivable, net	$160,827	$112,686
Accounts payable	$(39,301)	$(29,095)
Accrued promotional allowances	$(22,178)	$(16,914)
Accrued liabilities	$(59,480)	$(22,595)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

One director of the Company through certain trusts, and a family member of one director have ownership interests in a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the three-months ended September 30, 2025 and 2024 were $1.3 million and $1.5 million, respectively. Expenses incurred with such company in connection with promotional materials purchased during the nine-months ended September 30, 2025 and 2024 were $4.8 million and $5.1 million, respectively.

The Company occasionally charters a private aircraft that is indirectly owned by Mr. Rodney C. Sacks, Chairman of the Board of Directors. On certain occasions, Mr. Sacks is accompanied by guests and other Company personnel when using such aircraft for business travel. During the three-months ended September 30, 2025, the Company incurred no expenses in relation to the aircraft. During the three - months ended September 30, 2024, the Company incurred expenses of $0.02 million in relation to the aircraft. During the nine-months ended September 30, 2025 and 2024, the Company incurred expenses of $0.06 million and $0.04 million, respectively, in relation to the aircraft.

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
● Full Throttle®

We also develop, market, sell and distribute craft beers, FMBs and hard seltzers under a number of brands, including Jai Alai® IPA, Florida Man® IPA, Dale’s Pale Ale®, Wild Basin® Hard Seltzers, Dallas Blonde®, Deep EllumTM IPA, Perrin Brewing Company® Black Ale, Hop Rising® Double IPA, Wasatch® Apricot Hefeweizen, The BeastTM, BeastTM Tea, Blind Lemon®, Blinder LemonTM, Michi and a host of other brands.

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

During the three-months ended September 30, 2025, we continued to expand our existing drink portfolio by adding additional products to our portfolio in a number of countries and further developed our distribution markets. During the three-months ended September 30, 2025, we sold the following new products to our customers:

●	Monster Energy® Electric BlueTM
●	Monster Energy® Orange Dreamsicle®
●	Monster Energy® Ultra Wild Passion
●	Mother® White Gummy
●	Predator® Wild Berry

In the normal course of business, we discontinue certain products and/or product lines. Those products or product lines discontinued in the three-months ended September 30, 2025, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Our net sales were $2.20 billion for the three-months ended September 30, 2025. Net changes in foreign currency exchange rates had a favorable impact on net sales of approximately $31.8 million for the three-months ended September 30, 2025. Net sales on a foreign currency adjusted basis increased 15.1% for the three-months ended September 30, 2025.

The vast majority of our net sales are derived from our Monster Energy® Drinks segment. Net sales of our Monster Energy® Drinks segment were $2.03 billion for the three-months ended September 30, 2025. Net sales of our Strategic Brands segment were $130.5 million for the three-months ended September 30, 2025. Net sales of our Alcohol Brands segment were $33.0 million for the three-months ended September 30, 2025. Net sales of our Other segment were $6.8 million for the three-months ended September 30, 2025.

Our Monster Energy® Drinks segment represented 92.3% and 91.6% of our net sales for the three-months ended September 30, 2025 and 2024, respectively. Our Strategic Brands segment represented 5.9% and 6.0% of our net sales for the three-months ended September 30, 2025 and 2024, respectively. Our Alcohol Brands segment represented 1.5% and 2.1% of our net sales for the three-months ended September 30, 2025 and 2024, respectively. Our Other segment represented 0.3% of our net sales for both the three-months ended September 30, 2025 and 2024.

Our growth strategy includes further developing our domestic markets and expanding our international business. Net sales to customers outside the United States were $937.1 million for the three-months ended September 30, 2025, an increase of approximately $177.0 million, or 23.3% higher than net sales to customers outside of the United States of $760.1 million for the three-months ended September 30, 2024. Such sales were approximately 43% and 40% of net sales for the three-months ended September 30, 2025 and 2024, respectively. Net changes in foreign currency exchange rates had a favorable impact on net sales to customers outside of the United States of approximately $31.8 million for the three-months ended September 30, 2025. Net sales to customers outside the United States, on a foreign currency adjusted basis, increased 19.1% for the three-months ended September 30, 2025.

Net sales to customers outside the United States were $2.53 billion for the nine-months ended September 30, 2025, an increase of approximately $284.3 million, or 12.6% higher than net sales to customers outside of the United States of $2.25 billion for the nine-months ended September 30, 2024. Such sales were approximately 41% and 40% of net sales for the nine-months ended September 30, 2025 and 2024, respectively. Net changes in foreign currency exchange rates had an unfavorable impact on net sales to customers outside of the United States of approximately $30.6 million for the nine-months ended September 30, 2025. Net sales to customers outside the United States, on a foreign currency adjusted basis, increased 14.0% for the nine-months ended September 30, 2025.

Our non-alcohol customers are primarily full service beverage bottlers/distributors, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience and gas chains, drug stores, foodservice customers, value stores, e-commerce retailers and the military. Our alcohol customers are primarily beer distributors who in turn sell to retailers within the alcohol distribution system. Percentages of our gross billings to our various customer types for the three- and nine-months ended September 30, 2025 and 2024 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such bottlers/distributors’ sales to their own customers.

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
U.S. full service bottlers/distributors	44%	45%	45%	46%
International full service bottlers/distributors	44%	42%	43%	41%
Club stores and e-commerce retailers	8%	8%	8%	8%
Retail grocery, direct convenience, specialty chains and wholesalers	2%	2%	2%	2%
Alcohol, value stores and other	2%	3%	2%	3%

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

Coca-Cola Europacific Partners accounted for approximately 17% and 15% of the Company’s net sales for the three-months ended September 30, 2025 and 2024, respectively. Coca-Cola Europacific Partners accounted for approximately 15% and 14% of the Company’s net sales for the nine-months ended September 30, 2025 and 2024, respectively.

Coca-Cola Consolidated, Inc. accounted for approximately 9% and 10% of the Company’s net sales for the three-months ended September 30, 2025 and 2024, respectively. Coca-Cola Consolidated, Inc. accounted for approximately 10% of the Company’s net sales for both the nine-months ended September 30, 2025 and 2024.

Reyes Holdings, LLC accounted for approximately 9% of the Company’s net sales for both the three-months ended September 30, 2025 and 2024. Reyes Holdings, LLC accounted for approximately 9% of the Company’s net sales for both the nine-months ended September 30, 2025 and 2024.

Results of Operations

The following table sets forth key statistics for the three- and nine-months ended September 30, 2025 and 2024.

	Three-Months Ended		Percentage	Nine-Months Ended		Percentage
(In thousands, except per share amounts)	September 30,		Change	September 30,		Change
	2025	2024	25 vs. 24	2025	2024	25 vs. 24
Net sales[1]	$2,197,139	$1,880,973	16.8%	$6,163,290	$5,680,668	8.5%
Cost of sales	972,653	881,174	10.4%	2,714,428	2,634,235	3.0%

Gross profit*[1]	1,224,486	999,799	22.5%	3,448,862	3,046,433	13.2%
Gross profit as a percentage of net sales	55.7%	53.2%		56.0%	53.6%

Operating expenses	549,134	519,883	5.6%	1,572,142	1,497,363	5.0%
Operating expenses as a percentage of net sales	25.0%	27.6%		25.5%	26.4%

Operating income[1]	675,352	479,916	40.7%	1,876,720	1,549,070	21.2%
Operating income as a percentage of net sales	30.7%	25.5%		30.4%	27.3%

Interest and other income (expense), net	14,185	(5,820)	343.7%	37,522	54,311	(30.9)%

Income before provision for income taxes[1]	689,537	474,096	45.4%	1,914,242	1,603,381	19.4%

Provision for income taxes	165,082	103,177	60.0%	458,000	365,044	25.5%
Income taxes as a percentage of income before taxes	23.9%	21.8%		23.9%	22.8%

Net income	$524,455	$370,919	41.4%	$1,456,242	$1,238,337	17.6%
Net income as a percentage of net sales	23.9%	19.7%		23.6%	21.8%

Net income per common share:
Basic	$0.54	$0.38	41.3%	$1.49	$1.22	22.4%
Diluted	$0.53	$0.38	41.1%	$1.48	$1.21	22.4%

Energy drink case sales (in thousands) (in 192‑ounce case equivalents)	258,387	219,409	17.8%	720,823	643,033	12.1%

1Includes $10.1 million and $10.0 million for the three-months ended September 30, 2025 and 2024, related to the recognition of deferred revenue, respectively. Includes $30.0 million and $29.9 million for the nine-months ended September 30, 2025 and 2024, related to the recognition of deferred revenue, respectively.

*Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses. We include out-bound freight and warehouse costs in operating expenses rather than in cost of sales.

Three-Months Ended September 30, 2025 Compared to the Three-Months Ended September 30, 2024.

Net Sales

Net sales were $2.20 billion for the three-months ended September 30, 2025, an increase of approximately $316.2 million, or 16.8% higher than net sales of $1.88 billion for the three-months ended September 30, 2024. Net sales increased primarily due to increased worldwide sales of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had a favorable impact on net sales of approximately $31.8 million for the three-months ended September 30, 2025. Net sales on a foreign currency adjusted basis increased 15.1% for the three-months ended September 30, 2025.

Net sales for the Monster Energy® Drinks segment were $2.03 billion for the three-months ended September 30, 2025, an increase of approximately $304.1 million, or 17.7% higher than net sales of $1.72 billion for the three-months ended September 30, 2024. Net sales increased primarily due to increased worldwide sales of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had a favorable impact on net sales for the Monster Energy® Drinks segment of approximately $28.7 million for the three-months ended September 30, 2025. Net sales for the Monster Energy® Drinks segment on a foreign currency adjusted basis increased 16.0% for the three-months ended September 30, 2025.

Net sales for the Strategic Brands segment were $130.5 million for the three-months ended September 30, 2025, an increase of approximately $17.9 million, or 15.9% higher than net sales of $112.6 million for the three-months ended September 30, 2024. Net sales for the Strategic Brands segment increased primarily due to increased sales of our Predator®, Burn®, and Mother® brand energy drinks. Net changes in foreign currency exchange rates had a favorable impact on net sales of approximately $3.1 million for the Strategic Brands segment for the three-months ended September 30, 2025. Net sales for the Strategic Brands segment on a foreign currency adjusted basis increased 13.2% for the three-months ended September 30, 2025. Net sales of concentrates within the Strategic Brands segment tend to have more pronounced fluctuations from period to period as compared to net sales of our finished goods within the Monster Energy® Drinks segment primarily as a result of bottler production schedules.

Net sales for the Alcohol Brands segment were $33.0 million for the three-months ended September 30, 2025, a decrease of approximately $6.8 million, or 17.0% lower than net sales of $39.8 million for the three-months ended September 30, 2024. The decrease in net sales for the three-months ended September 30, 2025 was primarily due to decreased sales of The BeastTM product line.

Net sales for the Other segment were $6.8 million for the three-months ended September 30, 2025, an increase of approximately $0.9 million, or 14.4% higher than net sales of $5.9 million for the three-months ended September 30, 2024.

Case sales for our energy drink products, in 192-ounce case equivalents, were 258.4 million cases for the three-months ended September 30, 2025, an increase of approximately 39.0 million cases or 17.8% higher than case sales of 219.4 million cases for the three-months ended September 30, 2024. The overall average net sales per case for our energy drink products (excluding net sales of Alcohol Brands and Other segments) decreased marginally to $8.35 for the three-months ended September 30, 2025 from $8.36 for the three-months ended September 30, 2024.

Case sales for our craft beers, FMBs and hard seltzers, in 192-ounce equivalents, were 2.4 million cases for the three-months ended September 30, 2025, a decrease of approximately 0.4 million cases or 17.0% lower than case sales of 2.8 million cases for the three-months ended September 30, 2024. Barrel sales for our craft beers, FMBs and hard seltzers, in 31 U.S. gallon equivalents, were 0.11 million barrels for the three-months ended September 30, 2025, a decrease of approximately 0.03 million barrels or 17.0% lower than barrel sales of 0.14 million barrels for the three-months ended September 30, 2024.

Gross Profit

Gross profit was $1.22 billion for the three-months ended September 30, 2025, an increase of approximately $224.7 million, or 22.5% higher than the gross profit of $999.8 million for the three-months ended September 30, 2024. The increase in gross profit dollars was primarily the result of the $316.2 million increase in net sales for the three-months ended September 30, 2025. Gross profit for the three-months ended September 30, 2024 was adversely impacted by an increase in inventory reserves due to excess inventory levels in the Alcohol Brands segment of $10.6 million (the “Alcohol Brands Inventory Reserves”).

Gross profit as a percentage of net sales increased to 55.7% for the three-months ended September 30, 2025 from 53.2% for the three-months ended September 30, 2024. The increase in gross profit as a percentage of net sales for the three-months ended September 30, 2025 was primarily the result of the Pricing Actions, supply chain optimization and product sales mix, partially offset by higher promotional allowances, increased aluminum can costs and geographical sales mix.

Operating Expenses

Total operating expenses were $549.1 million for the three-months ended September 30, 2025, an increase of approximately $29.3 million, or 5.6% higher than total operating expenses of $519.9 million for the three-months ended September 30, 2024.

The increase in operating expenses was primarily due to increased selling and marketing expense of $18.4 million and payroll expense of $18.2 million. Operating expenses as a percentage of net sales for the three-months ended September 30, 2025 were 25.0% as compared to 27.6% for the three-months ended September 30, 2024.

Operating Income

Operating income was $675.4 million for the three-months ended September 30, 2025, an increase of approximately $195.4 million, or 40.7% higher than operating income of $479.9 million for the three-months ended September 30, 2024. Operating income as a percentage of net sales increased to 30.7% for the three-months ended September 30, 2025 from 25.5% for the three-months ended September 30, 2024.

Operating income was $197.3 million and $135.3 million for the three-months ended September 30, 2025 and 2024, respectively, for our international operations, exclusive of Canada.

Operating income for the Monster Energy® Drinks segment, exclusive of corporate and unallocated expenses, was $790.5 million for the three-months ended September 30, 2025, an increase of approximately $188.8 million, or 31.4% higher than operating income of $601.7 million for the three-months ended September 30, 2024. The increase in operating income for the Monster Energy® Drinks segment was primarily the result of an increase in net sales.

Operating income for the Strategic Brands segment, exclusive of corporate and unallocated expenses, was $66.3 million for the three-months ended September 30, 2025, an increase of approximately $6.2 million, or 10.3% higher than operating income of $60.1 million for the three-months ended September 30, 2024. The increase in operating income for the Strategic Brands segment was primarily the result of an increase in net sales.

Operating loss for the Alcohol Brands segment, exclusive of corporate and unallocated expenses, was $17.9 million for the three-months ended September 30, 2025, a decrease of approximately $4.8 million, or 21.0% lower than the operating loss of $22.6 million for the three-months ended September 30, 2024. The decrease in operating loss for the three-months ended September 30, 2025 was primarily due to the Alcohol Brands Inventory Reserves recognized in the three-months ended September 30, 2024.

Operating income for the Other segment, exclusive of corporate and unallocated expenses, was $1.6 million for the three-months ended September 30, 2025, as compared to operating income of $1.5 million for the three-months ended September 30, 2024.

Interest and Other Income (Expense), net

Interest and other income (expense), net, was $14.2 million for the three-months ended September 30, 2025, as compared to interest and other income (expense), net, of $(5.8) million for the three-months ended September 30, 2024. Interest income was $24.2 million and $18.1 million for the three-months ended September 30, 2025 and 2024, respectively. The increase in interest income for the three-months ended September 30, 2025 was primarily related to higher average short- and long-term investment balances for the three-months ended September 30, 2025 compared to the three-months ended September 30, 2024. Interest expense was $0.5 million and $12.5 million for the three-months ended September 30, 2025 and 2024, respectively. The decrease in interest expense for the three-months ended September 30, 2025 was primarily due to the repayment of long-term debt in April 2025. Foreign currency transaction losses were $8.0 million and $10.8 million for the three-months ended September 30, 2025 and 2024, respectively.

Provision for Income Taxes

Provision for income taxes was $165.1 million for the three-months ended September 30, 2025, an increase of $61.9 million from the provision for income taxes of $103.2 million for the three-months ended September 30, 2024. The effective combined federal, state and foreign tax rate increased to 23.9% from 21.8% for the three-months ended September 30, 2025 and 2024, respectively. The increase in the effective tax rate was primarily attributable to higher income taxes from foreign tax jurisdictions.

Net Income

Net income was $524.5 million for the three-months ended September 30, 2025, an increase of $153.5 million, or 41.4% higher than net income of $370.9 million for the three-months ended September 30, 2024.

Nine-Months Ended September 30, 2025 Compared to the Nine-Months Ended September 30, 2024.

Net Sales

Net sales were $6.16 billion for the nine-months ended September 30, 2025, an increase of approximately $482.6 million, or 8.5% higher than net sales of $5.68 billion for the nine-months ended September 30, 2024. Net sales increased primarily due to increased worldwide sales of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $30.6 million for the nine-months ended September 30, 2025. Net sales on a foreign currency adjusted basis increased 9.0% for the nine-months ended September 30, 2025.

Net sales for the Monster Energy® Drinks segment were $5.68 billion for the nine-months ended September 30, 2025, an increase of approximately $485.2 million, or 9.3% higher than net sales of $5.19 billion for the nine-months ended September 30, 2024. Net sales increased primarily due to increased worldwide sales of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had an unfavorable impact on net sales for the Monster Energy® Drinks segment of approximately $26.9 million for the nine-months ended September 30, 2025. Net sales for the Monster Energy® Drinks segment on a foreign currency adjusted basis increased 9.9% for the nine-months ended September 30, 2025.

Net sales for the Strategic Brands segment were $358.7 million for the nine-months ended September 30, 2025, an increase of approximately $28.5 million, or 8.6% higher than net sales of $330.2 million for the nine-months ended September 30, 2024. Net sales for the Strategic Brands segment increased primarily due to increased sales of our Predator®, Burn®, and NOS® brand energy drinks. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $3.7 million for the Strategic Brands segment for the nine-months ended September 30, 2025. Net sales for the Strategic Brands segment on a foreign currency adjusted basis increased 9.7% for the nine-months ended September 30, 2025. Net sales of concentrates within the Strategic Brands segment tend to have more pronounced fluctuations from period to period as compared to net sales of our finished goods within the Monster Energy® Drinks segment primarily as a result of bottler production schedules.

Net sales for the Alcohol Brands segment were $105.7 million for the nine-months ended September 30, 2025, a decrease of approximately $31.7 million, or 23.1% lower than net sales of $137.4 million for the nine-months ended September 30, 2024. The decrease in net sales for the nine-months ended September 30, 2025 was primarily due to decreased sales of the BeastTM Tea product line, which was launched during the nine-months ended September 30, 2024, as well as decreased sales of The BeastTM product line.

Net sales for the Other segment were $19.2 million for the nine-months ended September 30, 2025, an increase of approximately $0.7 million, or 3.8% higher than net sales of $18.5 million for the nine-months ended September 30, 2024.

Case sales for our energy drink products, in 192-ounce case equivalents, were 720.8 million cases for the nine-months ended September 30, 2025, an increase of approximately 77.8 million cases or 12.1% higher than case sales of 643.0 million cases for the nine-months ended September 30, 2024. The overall average net sales per case for our energy drink products (excluding net sales of Alcohol Brands and Other segments) decreased to $8.38 for the nine-months ended September 30, 2025, which was 2.5% lower than the average net sales per case of $8.59 for the nine-months ended September 30, 2024. The decrease in overall average net sales per case for our energy drink products for the nine-months ended September 30, 2025 compared to the nine-months ended September 30, 2024 was primarily due to adverse changes in foreign currency exchange rates as well as geographical sales mix.

Case sales for our craft beers, FMBs and hard seltzers, in 192-ounce equivalents, were 7.6 million cases for the nine-months ended September 30, 2025, a decrease of approximately 2.4 million cases or 24.1% lower than case sales of 10.0 million cases for the nine-months ended September 30, 2024. Barrel sales for our craft beers, FMBs and hard seltzers, in 31 U.S. gallon equivalents, were 0.37 million barrels for the nine-months ended September 30, 2025, a decrease of approximately 0.11 million barrels or 24.1% lower than barrel sales of 0.48 million barrels for the nine-months ended September 30, 2024.

Gross Profit

Gross profit was $3.45 billion for the nine-months ended September 30, 2025, an increase of approximately $402.4 million, or 13.2% higher than the gross profit of $3.05 billion for the nine-months ended September 30, 2024. The increase in gross profit dollars was primarily the result of the $482.6 million increase in net sales for the nine-months ended September 30, 2025.

Gross profit as a percentage of net sales increased to 56.0% for the nine-months ended September 30, 2025 from 53.6% for the nine-months ended September 30, 2024. The increase in gross profit as a percentage of net sales for the nine-months ended September 30, 2025 was primarily the result of the Pricing Actions and supply chain optimization, partially offset by higher promotional allowances and geographical sales mix.

Operating Expenses

Total operating expenses were $1.57 billion for the nine-months ended September 30, 2025, an increase of approximately $74.8 million, or 5.0% higher than total operating expenses of $1.50 billion for the nine-months ended September 30, 2024.

The increase in operating expenses was primarily due to increased payroll expense of $51.5 million, general administrative expense of $24.9 million, and selling and marketing expense of $21.0 million. Operating expenses as a percentage of net sales for the nine-months ended September 30, 2025 were 25.5% as compared to 26.4% for the nine-months ended September 30, 2024.

Operating Income

Operating income was $1.88 billion for the nine-months ended September 30, 2025, an increase of approximately $327.7 million, or 21.2% higher than operating income of $1.55 billion for the nine-months ended September 30, 2024. Operating income as a percentage of net sales increased to 30.4% for the nine-months ended September 30, 2025 from 27.3% for the nine-months ended September 30, 2024.

Operating income was $504.1 million and $419.0 million for the nine-months ended September 30, 2025 and 2024, respectively, for our international operations, exclusive of Canada.

Operating income for the Monster Energy® Drinks segment, exclusive of corporate and unallocated expenses, was $2.23 billion for the nine-months ended September 30, 2025, an increase of approximately $386.3 million, or 21.0% higher than operating income of $1.84 billion for the nine-months ended September 30, 2024. The increase in operating income for the Monster Energy® Drinks segment was primarily the result of an increase in net sales.

Operating income for the Strategic Brands segment, exclusive of corporate and unallocated expenses, was $186.0 million for the nine-months ended September 30, 2025, an increase of approximately $2.3 million, or 1.2% higher than operating income of $183.8 million for the nine-months ended September 30, 2024. The increase in operating income for the Strategic Brands segment was primarily the result of an increase in net sales.

Operating loss for the Alcohol Brands segment, exclusive of corporate and unallocated expenses, was $54.0 million for the nine-months ended September 30, 2025, an increase of approximately $2.8 million, or 5.4% higher than the operating loss of $51.2 million for the nine-months ended September 30, 2024. The increase in operating loss for the nine-months ended September 30, 2025 was primarily due to a decrease in net sales partially offset by the Alcohol Brands Inventory Reserves recognized in the three-months ended September 30, 2024.

Operating income for the Other segment, exclusive of corporate and unallocated expenses, was $3.1 million for the nine-months ended September 30, 2025, as compared to operating income of $3.9 million for the nine-months ended September 30, 2024.

Interest and Other Income (Expense), net

Interest and other income (expense), net, was $37.5 million for the nine-months ended September 30, 2025, as compared to interest and other income (expense), net, of $54.3 million for the nine-months ended September 30, 2024. Interest income was $59.1 million and $97.5 million for the nine-months ended September 30, 2025 and 2024, respectively. The decrease in interest income for the nine-months ended September 30, 2025 was primarily related to lower average short- and long-term investment balances as a result of treasury stock repurchases made in the second and third quarters of 2024. Interest expense was $6.3 million and $17.5 million for the nine-months ended September 30, 2025 and 2024, respectively. The decrease in interest expense for the nine-months ended September 30, 2025 was primarily due to the repayment of long-term debt in April 2025. Foreign currency transaction losses were $13.8 million and $24.7 million for the nine-months ended September 30, 2025 and 2024, respectively.

Provision for Income Taxes

Provision for income taxes was $458.0 million for the nine-months ended September 30, 2025, an increase of $93.0 million from the provision for income taxes of $365.0 million for the nine-months ended September 30, 2024. The effective combined federal, state and foreign tax rate increased to 23.9% from 22.8% for the nine-months ended September 30, 2025 and 2024, respectively. The increase in the effective tax rate was primarily attributable to higher income taxes from foreign tax jurisdictions.

Net Income

Net income was $1.46 billion for the nine-months ended September 30, 2025, an increase of $217.9 million, or 17.6% higher than net income of $1.24 billion for the nine-months ended September 30, 2024.

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

Non-GAAP Financial Measures and Other Key Metrics

Gross Billings**

Three-Months Ended September 30, 2025 Compared to the Three-Months Ended September 30, 2024.

Gross billings were $2.65 billion for the three-months ended September 30, 2025, an increase of approximately $443.8 million, or 20.1% higher than gross billings of $2.21 billion for the three-months ended September 30, 2024. Gross billings increased primarily due to increased worldwide sales of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had a favorable impact on gross billings of approximately $40.8 million for the three-months ended September 30, 2025. Gross billings on a foreign currency adjusted basis increased 18.2% for the three-months ended September 30, 2025.

Gross billings for the Monster Energy® Drinks segment were $2.46 billion for the three-months ended September 30, 2025, an increase of approximately $426.5 million, or 21.0% higher than gross billings of $2.03 billion for the three-months ended September 30, 2024. Gross billings increased primarily due to increased worldwide sales of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had a favorable impact on gross billings for the Monster Energy® Drinks segment of approximately $37.8 million for the three-months ended September 30, 2025. Gross billings for the Monster Energy® Drinks segment on a foreign currency adjusted basis increased 19.1% for the three-months ended September 30, 2025.

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

Gross billings for the Strategic Brands segment were $152.3 million for the three-months ended September 30, 2025, an increase of $23.8 million, or 18.5% higher than gross billings of $128.5 million for the three-months ended September 30, 2024. Gross billings for the Strategic Brands segment increased primarily due to increased sales of our Predator®, Burn®, and Mother® brand energy drinks. Net changes in foreign currency exchange rates had a favorable impact on gross billings in the Strategic Brands segment of approximately $3.0 million for the three-months ended September 30, 2025. Gross billings for the Strategic Brands segment on a foreign currency adjusted basis increased 16.2% for the three-months ended September 30, 2025.

Gross billings for the Alcohol Brands segment were $33.6 million for the three-months ended September 30, 2025, a decrease of approximately $7.2 million, or 17.7% lower than gross billings of $40.8 million for the three-months ended September 30, 2024. The decrease in gross billings for the three-months ended September 30, 2025 was primarily due to decreased sales of The BeastTM product line.

Gross billings for the Other segment were $6.8 million for the three-months ended September 30, 2025, an increase of $0.8 million, or 12.8% higher than gross billings of $6.0 million for the three-months ended September 30, 2024.

Promotional allowances, commissions and other expenses, as described in the footnote below, were $465.8 million for the three-months ended September 30, 2025, an increase of $127.7 million, or 37.8% higher than promotional allowances, commissions and other expenses of $338.1 million for the three-months ended September 30, 2024. Promotional allowances, commissions and other expenses as a percentage of gross billings increased to 17.6% from 15.3% for the three-months ended September 30, 2025 and 2024, respectively.

Nine-Months Ended September 30, 2025 Compared to the Nine-Months Ended September 30, 2024.

Gross billings were $7.32 billion for the nine-months ended September 30, 2025, an increase of approximately $699.6 million, or 10.6% higher than gross billings of $6.62 billion for the nine-months ended September 30, 2024. Gross billings increased primarily due to increased worldwide sales of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings of approximately $25.5 million for the nine-months ended September 30, 2025. Gross billings on a foreign currency adjusted basis increased 11.0% for the nine-months ended September 30, 2025.

Gross billings for the Monster Energy® Drinks segment were $6.77 billion for the nine-months ended September 30, 2025, an increase of approximately $686.2 million, or 11.3% higher than gross billings of $6.08 billion for the nine-months ended September 30, 2024. Gross billings increased primarily due to increased worldwide sales of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings for the Monster Energy® Drinks segment of approximately $21.6 million for the nine-months ended September 30, 2025. Gross billings for the Monster Energy® Drinks segment on a foreign currency adjusted basis increased 11.6% for the nine-months ended September 30, 2025.

Gross billings for the Strategic Brands segment were $418.0 million for the nine-months ended September 30, 2025, an increase of approximately $43.9 million, or 11.7% higher than gross billings of $374.1 million for the nine-months ended September 30, 2024. Gross billings for the Strategic Brands segment increased primarily due to increased sales of our Predator®, Burn® and NOS® brand energy drinks. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings in the Strategic Brands segment of approximately $3.9 million for the nine-months ended September 30, 2025. Gross billings for the Strategic Brands segment on a foreign currency adjusted basis increased 12.8% for the nine-months ended September 30, 2025.

Gross billings for the Alcohol Brands segment were $109.6 million for the nine-months ended September 30, 2025, a decrease of approximately $31.2 million, or 22.1% lower than gross billings of $140.8 million for the nine-months ended September 30, 2024. The decrease in gross billings for the nine-months ended September 30, 2025 was primarily due to decreased sales of the BeastTM Tea product line, which was launched during the nine-months ended September 30, 2024, as well as decreased sales of The BeastTM product line.

Gross billings for the Other segment were $19.3 million for the nine-months ended September 30, 2025, an increase of approximately $0.6 million, or 3.4% higher than gross billings of $18.7 million for the nine-months ended September 30, 2024.

Promotional allowances, commissions and other expenses, as described in the footnote below, were $1.18 billion for the nine-months ended September 30, 2025, an increase of $217.1 million, or 22.5% higher than promotional allowances, commissions and other expenses of $965.3 million for the nine-months ended September 30, 2024. Promotional allowances, commissions and other expenses as a percentage of gross billings increased to 16.2% from 14.6% for the nine-months ended September 30, 2025 and 2024, respectively.

The following table reconciles the non-GAAP financial measure of gross billings with the most directly comparable GAAP financial measure of net sales:

	Three-Months Ended		Percentage	Nine-Months Ended		Percentage
(In thousands)	September 30,		Change	September 30,		Change
	2025	2024	25 vs. 24	2025	2024	25 vs. 24
Gross Billings	$2,652,869	$2,209,023	20.1%	$7,315,735	$6,616,108	10.6%
Deferred Revenue	10,068	10,044	0.2%	29,959	29,897	0.2%
Less: Promotional allowances, commissions and other expenses***	465,798	338,094	37.8%	1,182,404	965,337	22.5%
Net Sales	$2,197,139	$1,880,973	16.8%	$6,163,290	$5,680,668	8.5%

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

Sales

The table below discloses selected quarterly data regarding sales for the three- and nine-months ended September 30, 2025 and 2024, respectively. Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

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

	Three-Months Ended		Nine-Months Ended
(In thousands, except average net sales per case)	September 30,		September 30,
	2025	2024	2025	2024
Net sales	$2,197,139	$1,880,973	$6,163,290	$5,680,668
Less: Alcohol Brands segment sales	(33,009)	(39,784)	(105,683)	(137,417)
Less: Other segment sales	(6,786)	(5,930)	(19,169)	(18,467)
Adjusted net sales[1]	$2,157,344	$1,835,259	$6,038,438	$5,524,784

Case sales by segment:[1]
Monster Energy® Drinks	201,310	172,587	562,395	507,970
Strategic Brands	57,077	46,822	158,428	135,063
Total case sales	258,387	219,409	720,823	643,033
Average net sales per case - Energy Drinks	$8.35	$8.36	$8.38	$8.59

1Excludes Alcohol Brands segment and Other segment net sales.

Net changes in foreign currency exchange rates had a favorable impact on the overall average net sales per case for the three-months ended September 30, 2025 and an unfavorable impact on the overall average net sales per case for the nine-months ended September 30, 2025.

The following represents case sales for our craft beers, FMBs and hard seltzers, in 192-ounce equivalents:

	Three-Months Ended		Nine-Months Ended
(In thousands, except average net sales per case)	September 30,		September 30,
	2025	2024	2025	2024
Alcohol Brands segment net sales	$33,009	$39,784	$105,683	$137,417
Case sales	2,362	2,845	7,565	9,967
Average net sales per case - Alcohol Brands	$13.98	$13.98	$13.97	$13.79

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” for additional information related to net sales.

Liquidity and Capital Resources

Cash and cash equivalents. At September 30, 2025, we had $2.29 billion in cash and cash equivalents, $286.4 million in short-term investments, and $359.2 million in long-term investments, including certificates of deposit, commercial paper, U.S. treasuries and corporate bonds. We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical rating organizations) in selecting and maintaining our investments. We regularly assess the market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Of our $2.29 billion of cash and cash equivalents held at September 30, 2025, $1.15 billion was held by our foreign subsidiaries. No short-term or long-term investments were held by our foreign subsidiaries at September 30, 2025.

Long-term debt. In May 2024, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders (the “Original Credit Agreement”), which provided for senior unsecured credit facilities in an aggregate principal amount of $1.50 billion (collectively, the “Credit Facilities”). The Credit Facilities previously consisted of a $750.0 million term loan (the “Term Loan”) and up to $750.0 million in multicurrency revolving loan commitments (the “Revolving Credit Facility”). The Term Loan was repaid in April 2025 with no additional borrowings permitted. In addition, pursuant to Amendment No. 1 to the Original Credit Agreement, dated as of October 17, 2025, among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders (the “Amended Credit Agreement”), the Company’s aggregate borrowing capacity under the Revolving Credit Facility has been reduced to $500.0 million. Borrowings under the Revolving Credit Facility bear interest at a variable rate per annum equal to the applicable rate plus margin (as defined in the Amended Credit Agreement). Borrowings may be repaid at any time during the term of the Revolving Credit Facility and may be reborrowed prior to the maturity date, which is set to occur in May 2029. As of September 30, 2025, no borrowings were outstanding under the Credit Facilities, and the Company was in compliance with all covenants under the Amended Credit Agreement. As of November 5, 2025, the Revolving Credit Facility had remaining availability of $500.0 million.

We believe that cash available from operations, including our cash resources and access to credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development requirements, purchases of capital assets, purchases of equipment, purchases of real property and purchases of shares of our common stock, through at least the next 12 months. Based on our current plans, we estimate that capital expenditures (exclusive of common stock repurchases) are likely to be less than $250.0 million through September 30, 2026. However, future business opportunities may cause a change in this estimate.

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

The following summarizes our cash flows for the nine-months ended September 30, 2025 and 2024 (in thousands):

Net cash provided by (used in):

	2025	2024
Operating activities	$1,718,762	$1,466,832
Investing activities	$(719,248)	$843,018
Financing activities	$(312,601)	$(2,967,704)

Cash flows provided by operating activities. Cash provided by operating activities was $1.72 billion for the nine-months ended September 30, 2025, as compared with cash provided by operating activities of $1.47 billion for the nine-months ended September 30, 2024.

For the nine-months ended September 30, 2025, cash provided by operating activities was primarily attributable to net income earned of $1.46 billion and adjustments for certain non-cash expenses, consisting primarily of $92.3 million of depreciation and amortization and non-cash lease expense and $86.7 million of stock-based compensation. For the nine-months ended September 30, 2025, cash provided by operating activities also increased due to a $148.6 million increase in accounts payable, a $105.8 million increase in accrued promotional allowances, a $98.5 million increase in accrued liabilities, a $58.4 million decrease in inventories, a $33.4 million increase in income taxes payable, and a $14.0 million decrease in prepaid income taxes. For the nine-months ended September 30, 2025, cash used in operating activities was primarily attributable to a $299.1 million increase in accounts receivable, a $66.3 million increase in prepaid expenses and other assets, and a $15.9 million decrease in deferred revenue.

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

Cash flows (used in) provided by investing activities. Cash used in investing activities was $719.2 million for the nine-months ended September 30, 2025, as compared to cash provided by investing activities of $843.0 million for the nine-months ended September 30, 2024.

For both the nine-months ended September 30, 2025 and 2024, cash used in investing activities was primarily attributable to purchases of available-for-sale investments. To a lesser extent, for both the nine-months ended September 30, 2025 and 2024, cash used in investing activities also included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, equipment used for sales and administrative activities, certain leasehold improvements, as well as construction of and/or improvements to real property. For both the nine-months ended September 30, 2025 and 2024, cash provided by investing activities was primarily attributable to sales of available-for-sale investments. We expect to use a portion of our cash in excess of our requirements for operations for purchasing short-term and long-term investments, leasehold improvements, the acquisition of capital equipment (specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products) to develop our brand in international markets and for other corporate purposes. From time to time, we may also use cash to purchase additional real property related to our beverage business and/or acquire compatible businesses.

Cash flows used in financing activities. Cash used in financing activities was $312.6 million for the nine-months ended September 30, 2025, as compared to cash used in financing activities of $2.97 billion for the nine-months ended September 30, 2024. The cash used in financing activities for the nine-months ended September 30, 2025 was primarily due to repayments on the Credit Facilities and, to a lesser extent, repurchases of our common stock. The cash used in financing activities for the nine-months ended September 30, 2024 was primarily the result of repurchases of our common stock. The cash provided by financing activities for the nine-months ended September 30, 2025 was primarily attributable to the issuance of our common stock under our stock-based compensation plans. The cash provided by financing activities for the nine-months ended September 30, 2024 was primarily attributable to borrowings under the Credit Facilities and, to a lesser extent, the issuance of our common stock under our stock-based compensation plans.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of September 30, 2025:

	Payments due by period (in thousands)
		Less than	1‑3	3‑5	More than
Obligations	Total	1 year	years	years	5 years
Contractual Obligations[1]	$481,065	$253,654	$152,093	$72,672	$2,646
Finance Leases	3,959	3,928	23	8	—
Operating Leases	56,364	14,230	20,677	13,494	7,963
Purchase Commitments[2]	225,314	136,509	86,062	2,743	—
	$766,702	$408,321	$258,855	$88,917	$10,609

1Contractual obligations include our obligations related to sponsorships and other commitments.

2Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms but are generally satisfied within one year.

In addition, approximately $4.1 million of unrecognized tax benefits have been recorded as liabilities as of September 30, 2025. It is expected that the amount of unrecognized tax benefits will not significantly change within the next 12 months. As of September 30, 2025, we had $1.0 million of accrued interest and penalties related to unrecognized tax benefits.

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

Inflation

We believe inflation did not have a significant impact on our results of operations for the three- and nine-months ended September 30, 2025.

Forward-Looking Statements

Certain statements made in this report may constitute forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) regarding the expectations of management with respect to revenues, profitability, and adequacy of funds from operations and the Revolving Credit Facility, among other things. All statements containing a projection of revenues, income (loss), earnings (loss) per share, capital expenditures, dividends, capital structure or other financial items, a statement of management’s plans and objectives for future operations, or a statement of future economic performance contained in management’s discussion and analysis of financial condition and results of operations, including statements related to new products, volume growth and statements encompassing general optimism about future operating results and non-historical information, are forward-looking statements within the meaning of the Exchange Act. Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “plans,” “expects,” “estimates” and similar expressions are intended to identify forward-looking statements.

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside our control and involve a number of risks, uncertainties and other factors, that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

•	our ability to sustain and/or surpass the current level of sales of our products, to adapt to changing consumer preferences, and to effectively respond to competitive products and pricing pressures;
•	our ability to implement our growth strategy, including expanding our business in existing and new sectors and achieving profitability within our Alcohol Brands segment;
•	our ability to adapt to the changing retail landscape with the rapid growth in e-commerce retailers and e-commerce websites;
•	our ability to absorb, reduce or pass on to our bottlers/distributors increases in commodity costs, including freight costs;
•

the impact of the current U.S. presidential administration’s policies on our energy drinks due to concerns about sugar-sweetened beverages, particular ingredients, such as food dyes, and the “generally recognized as safe” (GRAS) process;

•

the impact of proposed or adopted domestic and/or foreign legislation to limit or restrict the sale of energy drinks (including the prohibition of the sale of energy drinks to certain demographics, at certain establishments, in certain container sizes or pursuant to certain governmental programs, such as the Supplemental Nutrition Assistance Program (SNAP));

•	the impact of changes in U.S. trade policies and the threat or imposition of tariffs on, among other things, our supply chain, input costs, inflation or consumer demand for our products;
•	the imposition of new and/or increased excise sales and/or other taxes on our products;

•	our extensive commercial arrangements with The Coca-Cola Company (TCCC) and, as a result, our future performance’s substantial dependence on the success of our relationship with TCCC;
•

the effects of unilateral decisions by bottlers/distributors and/or retailers on our business, including their distribution and placement of our products, their consolidation, their discontinuation, or restriction of the range of, all or any of our products that they carry, their limitations on the sale or sizes of our products, and/or their devotion of less resources to the sale of our products;

•	changes in the price and/or availability of raw materials and other supply chain issues, such as the availability of products, suitable production facilities and/or co-packing arrangements;
•	possible recalls of our products and/or the consequences and costs of defective production;
•	disruption to our manufacturing facilities and operations related to climate, labor, production difficulties, capacity limitations, regulations or other causes;
•	disruption to and/or lack of effectiveness of our information technology systems, including internal and external cybersecurity threats and breaches;
•	adverse publicity surrounding obesity, alcohol consumption and other health concerns related to our products, product safety and quality;
•	liabilities resulting from legal or regulatory proceedings, government investigations, and/or injunctions;
•	the inherent operational risks presented by the alcoholic beverage industry that may not be adequately covered by insurance or lead to litigation relating to the abuse or misuse of our products;
•	the current uncertainty and volatility in the national and global economy and changes in demand due to such economic conditions, including a slowdown in consumer spending generally; and
•	the impact of military conflicts, including supply chain disruptions, volatility in commodity prices, increased economic uncertainty and escalating geopolitical tensions.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks during the three-months ended September 30, 2025 compared with the disclosures in Part II, Item 7A of our Form 10-K.

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

Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 19, 2024, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to an additional $500.0 million of the Company’s outstanding common stock (the “August 2024 Repurchase Plan”). During the three-months ended September 30, 2025, no shares were repurchased under the August 2024 Repurchase Plan. As of November 5, 2025, $500.0 million remained available for repurchase under the August 2024 Repurchase Plan.

The aggregate amount of the Company’s outstanding common stock that remains available for repurchase under all previously authorized repurchase plans is $500.0 million as of November 5, 2025.

During the three-months ended September 30, 2025, 0.4 million shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $27.3 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying condensed consolidated balance sheet at September 30, 2025.

The following tabular summary reflects the Company’s repurchase activity during the quarter ended September 30, 2025.

				Maximum Number (or
				Approximate Dollar
			Total Number of	Value) of Shares that
			Shares Purchased	May Yet Be Purchased
	Total Number		as Part of Publicly	Under the Plans or
	of Shares	Average Price	Announced Plans	Programs
Period	Purchased[1]	per Share	or Programs[2]	(In thousands)
Jul 1 – Jul 31, 2025	—	$—	—	$500,000
Aug 1 – Aug 31, 2025	—	$—	—	$500,000
Sep 1 – Sep 30, 2025	427,725	$63.80	—	$500,000
Total	427,725	$63.80	—	$500,000

1The total number of shares purchased includes (1) shares repurchased, if any, pursuant to the August 2024 Repurchase Plan and (2) shares repurchased, if any, to satisfy exercise price and/or tax withholding obligations in connection with exercises of employee stock options and/or the vesting of restricted stock issued to employees.

2On August 19, 2024, the Company publicly announced that its Board of Directors authorized the August 2024 Repurchase Plan. Board authorization of the repurchase plan remains in effect until shares in the amount authorized thereunder have been repurchased.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

During the three-months ended September 30, 2025, none of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

ITEM 6.    EXHIBITS

3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Form 8-K dated June 27, 2023).

3.2	Fourth Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to our Form 8-K dated November 7, 2024).

10.1*	Amendment No. 1 to the Credit Agreement, dated as of October 17, 2025, among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following financial information from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Income for the three- and nine-months ended September 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Comprehensive Income for the three- and nine-months ended September 30, 2025 and 2024, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three- and nine-months ended September 30, 2025 and 2024, (v) Condensed Consolidated Statements of Cash Flows for the nine-months ended September 30, 2025 and 2024, and (vi) the Notes to Condensed Consolidated Financial Statements.

104*

The cover page from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION
Registrant

Date: November 6, 2025	/s/ HILTON H. SCHLOSBERG
Hilton H. Schlosberg
Vice Chairman of the Board of Directors
and Chief Executive Officer

Date: November 6, 2025	/s/ THOMAS J. KELLY
Thomas J. Kelly
Chief Financial Officer