Form 10-K
period 2025-12-31
Monster Beverage Corp
filed 2026-02-27
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $56,505,471,480 computed by reference to the closing sale price for such stock on the Nasdaq Global Select Market on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock, $0.005 par value per share (being the only class of common stock of the registrant), outstanding on February 13, 2026 was 978,270,734 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Commission pursuant to Regulation 14A in connection with the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2025.

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

Overview

We develop, market, sell and distribute energy drink beverages and concentrates for energy drink beverages, primarily under the following brand names:

●     Monster Energy®

●     Monster Energy Ultra®

●     Rehab Monster®

●     Monster Energy®Nitro

●     Java Monster®

●     Punch Monster®

●     Juice Monster®

●     Reign Total Body Fuel®

●     Reign Storm®

●     Bang Energy®

●     NOS®

●     Full Throttle®

●     Burn®

●     Mother®

●     Nalu®

●     Ultra Energy®

●     Play® and Power Play® (stylized)

●     Relentless®

●     BPM®

●     BU®

●     Samurai®

●     Live+®

●     Predator®

●     Fury®

We also develop, market, sell and distribute craft beers, flavored malt beverages (“FMBs”) and hard seltzers under a number of brands, including Jai Alai® IPA, Florida Man® IPA, Dale’s Pale Ale®, Wild Basin® Hard Seltzers, Dallas Blonde®, Deep EllumTM IPA, Perrin Brewing Company® Black Ale, Hop Rising® Double IPA, Wasatch® Apricot Hefeweizen, The BeastTM, Beast® Tea, Blind Lemon®, Blinder LemonTM and other brands.

Industry Overview

The “alternative” beverage category combines non-carbonated, ready-to-drink iced teas, lemonades, juice cocktails, single-serve juices and fruit beverages, ready-to-drink dairy and coffee drinks, energy drinks, sports drinks and single-serve still waters (flavored, unflavored and enhanced) with “new age” beverages, including sodas that are considered natural, sparkling juices and flavored sparkling beverages. According to Beverage Marketing Corporation, domestic U.S. wholesale sales in 2025 for the “alternative” beverage category of the market are estimated at approximately $76.8 billion, representing an increase of approximately 2.4% over estimated domestic U.S. wholesale sales in 2024 of approximately $75.0 billion.

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

2025 Product Introductions

During 2025, we continued to expand our existing energy drink portfolio by adding additional products to our portfolio in a number of countries and further developed our distribution markets. During 2025, we sold the following new products to our customers:

●	Bang Energy® Any Means Orange
●	BPM® White Citrus
●	Burn® Orange
●	Burn® White Citrus Zero Sugar
●	Fury® Mango Mayhem®
●	Juice Monster® Voodoo Grape
●	Monster Energy® Electric BlueTM
●	Monster Energy® Lando Norris Zero Sugar
●	Monster Energy® Orange Dreamsicle®
●	Monster Energy® Strawberry Shot
●	Monster Energy® Ultra Punk PunchTM
●	Monster Energy® Ultra Red White & Blue Razz
●	Monster Energy® Ultra Wild Passion
●	Monster Energy® Valentino Rossi Zero Sugar

●	Monster Energy® Zero Sugar Strawberry Shot
●	Mother® Watermelon
●	Mother® White Gummy
●	Nalu® Zero Sugar Original
●	Predator® Wild Berry
●	Reign Total Body Fuel® White Haze
●	Relentless® Guava
●	Ultra Energy® White Citrus
●	Blind Lemon® Cherry Lemonade
●	Blind Lemon® Original Lemonade
●	Blind Lemon® Peach Lemonade
●	Blind Lemon® Strawberry Lemonade
●	Blinder LemonTM Original Lemonade
●	Blinder LemonTM Strawberry Lemonade

In the normal course of business, we discontinue certain products and/or product lines. Those products or product lines discontinued in 2025, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Products – Monster Energy® Drinks Segment

Monster Energy® Drinks – a line of carbonated energy drinks. Our Monster Energy® drinks contain vitamins, minerals, nutrients, herbs and other ingredients (collectively, “supplement ingredients”). We offer the following energy drinks under the Monster Energy® drink product line: Monster Energy®, Monster Energy® Strawberry Shot, Monster Energy® Zero Sugar, Monster Energy® Zero Sugar Strawberry Shot, Lo-Carb Monster Energy®, Monster Assault®, Juice Monster® Aussie Style LemonadeTM, Juice Monster® Bad Apple®, Juice Monster® Khaotic®, Juice Monster® Mango Loco®, Juice Monster® Pacific Punch®, Juice Monster® Papillon® (Juiced Monster® Monarch in certain countries), Juice Monster® Pipeline Punch®, Juice Monster® Ripper®, Juice Monster® Rio PunchTM, Juice Monster® Viking BerryTM, Juice Monster® Voodoo Grape, Monster Energy® Import, Monster Energy® Electric BlueTM, Monster Energy® Export, Monster Energy® Lando Norris Zero Sugar, Monster Energy® Orange Dreamsicle®, M3(stylized)®, Monster Energy Zero Ultra®, Monster Energy Ultra Black®, Monster Energy Ultra Blue®, Monster Energy® Ultra Blue Hawaiian, Monster Energy® Ultra Fantasy Ruby RedTM, Monster Energy Ultra Fiesta® Mango, Monster Energy® Ultra Golden Pineapple®, Monster Energy Ultra Paradise®, Monster Energy® Ultra Peachy Keen®, Monster Energy® Ultra Punk PunchTM, Monster Energy Ultra Red®, Monster Energy® Ultra Red White & Blue Razz, Monster Energy Ultra Rosa®, Monster Energy® Ultra Strawberry Dreams®, Monster Energy® Ultra Sunrise®, Monster Energy® Ultra Vice Guava®, Monster Energy Ultra Violet®, Monster Energy Ultra® Watermelon, Monster Energy Ultra® Wild Passion, Monster Energy® Mixxd Punch, Monster Energy® Valentino Rossi Zero Sugar, Monster Energy® Zero Sugar Full Throttle, Monster® (stylized) Reserve Orange Dreamsicle® and Monster® (stylized) Reserve Peaches N’ Crème.

Java Monster® Coffee + Energy Drinks – a line of non-carbonated dairy-based coffee + energy drinks. We offer the following coffee + energy drinks under the Java Monster® product line: Java Monster® 300 French Vanilla, Java Monster® Café Latte, Java Monster® Irish Crème, Java Monster® Loca Moca®, Java Monster® Mean Bean®, Java Monster® Salted Caramel, Monster® Killer BrewTM Loca Moca® and Monster® Killer BrewTM Mean Bean®.

Monster Energy® Nitro – a carbonated energy drink containing nitrous oxide offered in the following flavor: Super Dry.

Rehab Monster® Energy Drinks – a line of non-carbonated energy drinks with electrolytes. We offer the following energy drinks under the Rehab Monster® product line: Green Tea, Peach Tea, Tea + Lemonade and Wild Berry Tea.

Reign Total Body Fuel® High Performance Energy Drinks – a line of high-performance energy drinks with BCAA’s, B vitamins, electrolytes and CoQ10 with zero sugar. We offer the following high performance energy drinks under the Reign Total Body Fuel® product line: Cherry Limeade, Lemon Hdz, Lilikoi Lychee, Melon Mania®, Orange Dreamsicle®, Razzle Berry, Reignbow Sherbet®, Sour Gummy Worm, Tropical Storm®, Watermelon Sour Gummy, White Gummy Bear and White Haze.

Reign Storm® Total Wellness Energy Drinks – a line of better-for-you energy drinks with natural caffeine, Biotin, Zinc, B vitamins, Vitamin A and Vitamin C, with zero sugar. We offer the following under the Reign Storm® Total Wellness Energy product line: Citrus Zest, Guava Strawberry, Harvest Grape, Kiwi Blend, Mango, Peach Nectarine, Strawberry Apricot, Tropical and Valencia Orange.

Bang Energy® Drinks – a line of better-for-you lifestyle energy drinks with B vitamins, essential amino acids and unique flavor profiles with zero sugar. We offer the following energy drinks under the Bang Energy® product line: Any Means Orange, Black Cherry Vanilla, Blue Razz®, Cotton Candy, Delish Strawberry Kiss®, Lime Pop Drop, Peach Mango, Purple HazeTM, Sour Heads®, Sour Ropes, Star Blast® and Wyldin’ Watermelon®.

Products – Strategic Brands Segment

BPM® – a line of carbonated energy drinks. We offer the following energy drinks under the BPM® product line: Focus Berry Red, Fruit Punch and White Citrus.

BU® – a line of carbonated energy drinks. We offer the following energy drink under the BU® product line: Original.

Burn® – a line of carbonated energy drinks. We offer the following energy drinks under the Burn® product line: Apple Kiwi, Blue Refresh, Dark Energy®, Fruit Punch, Gold Rush, Guava, Mango, Orange, Original, Passion Punch, Peach Mango, Sour Twist, Watermelon Zero Sugar, and White Citrus Zero Sugar.

Full Throttle® – a line of carbonated energy drinks. We offer the following energy drinks under the Full Throttle® product line: Original (Citrus) and True Blue.

Fury® – a line of affordable carbonated energy drinks. We offer the following energy drinks under the Fury® product line: Gold Strike® and Mango Mayhem®.

Live+® – a line of carbonated energy drinks. We offer the following energy drinks under the Live+® product line: Original, Original Zero Sugar and Tart Apple.

Mother® – a line of carbonated energy drinks. We offer the following energy drinks under the Mother® product line: Frosty Berry®, Kicked Apple®, Lava Guava®, Orange Dreamsicle®, Original, Passion, Rainbow Sherbet, Sugar Free, Watermelon, White Gummy and Zero Sugar Razzle Berry.

Nalu® – a line of carbonated energy drinks. We offer the following energy drinks under the Nalu® product line: Exotic, Frost, Melon Splash, Original, Zero Sugar Original, Passion and Yuzu Rosemary.

NOS® – a line of carbonated energy drinks. We offer the following energy drinks under the NOS® product line: GT Grape, Original, Sonic Sour and Zero Sugar.

Play® and Power Play® (stylized) – a line of carbonated energy drinks. We offer the following energy drinks under the Play® and Power Play® (stylized) product line: Apple Kiwi, Mango, Passion Fruit, Original and Sugar Free.

Predator® – a line of affordable carbonated and non-carbonated energy drinks. We offer the following energy drinks under the Predator® product line: Gold Strike®, Mango Mayhem®, Mean Green®, Purple Rain®, Red Apple, Spicy Ginger, Tropical and Wild Berry.

Relentless® – a line of carbonated energy drinks. We offer the following energy drinks under the Relentless® product line: Fruit Punch, Guava, Origin, Raspberry Zero Sugar and White Citrus.

Samurai® – a line of carbonated energy drinks. We offer the following energy drinks under the Samurai® product line: Fruity and Strawberry.

Ultra Energy® – a line of carbonated energy drinks. We offer the following energy drinks under the Ultra Energy® product line: Apple Kiwi, Citrus Peach, Fruit Punch, Original, Passion Punch and White Citrus.

Products – Alcohol Brands Segment

Blind Lemon® – a line of FMBs. We offer the following flavors under the Blind Lemon® brand family: Cherry Lemonade, Original Lemonade, Peach Lemonade and Strawberry Lemonade.

Blinder LemonTM – a line of FMBs. We offer the following flavors under the Blinder LemonTM brand family: Original Lemonade and Strawberry Lemonade.

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

Beast® Tea – a line of FMBs. We offer the following flavors under the Beast® Tea brand family: Green Tea, Original, Peach and Tea + Lemonade.

Products – Other Segment

AFF sells a limited number of products to independent third-party customers.

Other Products

We continue to evaluate and, where considered appropriate, introduce additional products, flavors and types of beverages to complement our existing product lines. We may also evaluate, and as appropriate, introduce additional types of consumer products we consider to be complementary to our existing products and/or to which our brand names are able to add value.

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

In 2025, we continued to outsource the manufacturing process for the majority of our finished goods energy drink products to third-party bottlers and contract packers. In addition, we manufacture Bang Energy® drinks and certain of our other energy drink products at our manufacturing facilities in Phoenix, AZ and Norwalk, CA.

We purchase flavor ingredients, flavors, concentrates, sweeteners, juices, supplement ingredients, cans, lids, bottles, caps, labels, trays, boxes and other ingredients for our non-alcohol products from ingredient suppliers, which are delivered to our various third-party bottlers and co-packers. In some cases, certain common supplies may be purchased by our various third-party bottlers and co-packers. Depending on the product, the third-party bottlers or co-packers add filtered water and/or other ingredients (including supplement ingredients) for the manufacture and packaging of the finished products into our approved containers in accordance with our recipes and formulas. Depending on the beverage, the bottler/packer may also add carbonation to the products as part of the production process.

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

For certain limited products in the Strategic Brands segment, we may purchase flavors, concentrates, sweeteners, juices, supplement ingredients, cans, lids, bottles, caps, labels, trays, boxes and other ingredients for our Strategic Brand products from our suppliers, which are delivered to our various third-party bottlers and co-packers. In some cases, certain common supplies may be purchased by our various third-party bottlers and co-packers. Depending on the product, the third-party bottlers or co-packers add filtered water and/or other ingredients (including supplement ingredients), for the manufacture and packaging of the finished products into our approved containers in accordance with our recipes and formulas. Depending on the beverage, the bottler/co-packer may also add carbonation to the products as part of the production process.

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

In some instances, subject to agreement, certain equipment may be purchased exclusively by us and/or jointly with our co-packers and/or bottlers and installed at their facilities to enable them to produce certain of our products. In certain cases, such equipment remains our property and is required to be returned to us upon termination of the packing arrangements with such co-packers and/or bottlers, unless we are reimbursed by the co-packer and/or bottler at the then book value or via a per-case credit over a pre-determined number of cases that are produced at the facilities concerned.

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

Distribution Agreements

During 2025, we continued to expand distribution of our products in both our domestic and international markets.

Distribution levels vary by product and geographic location. Net sales outside the United States were $3.44 billion, $2.96 billion and $2.71 billion for the years ended December 31, 2025, 2024 and 2023, respectively.

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

AFF is our primary flavor supplier. We also purchase flavors from other suppliers as well as juices, supplement ingredients, glucose, sugar, sucralose, other sweeteners and other ingredients from independent suppliers located in the United States and abroad.

For our Strategic Brands energy drinks, we purchase flavors, concentrates and/or beverage bases from flavor suppliers including TCCC in the United States and abroad, and may purchase certain other ingredients from independent suppliers located in the United States and abroad.

For certain flavors purchased from third-party suppliers and used in certain of our Monster Energy® brand energy drinks, Strategic Brands energy drinks and/or our ready-to-drink alcohol drinks, these third-party flavor suppliers own the proprietary rights to certain of their flavor formulas. We do not have possession of the list of such flavor ingredients or formulas used in the production of certain of our products and certain of our blended concentrates, and we may be unable to obtain comparable flavors or concentrates from alternative suppliers on short notice. Our third-party flavor suppliers generally do not make such flavors and/or blended concentrates available to other third-party customers.

We have entered into purchase agreements with key packaging and ingredient suppliers to maintain an adequate supply of such packaging and ingredients for the next one to three years based on current anticipated volume needs. Changes to those volume needs could result in shortages or excess supply of these contracted varieties. Many outside factors such as crop yield, weather, agricultural legislation, and the geopolitical climate could impact supply and price; however, we do source certain ingredients from different regions and suppliers to mitigate some of this risk.

We have identified alternative suppliers for many of the ingredients contained in many of our beverages. However, industry-wide shortages of certain ingredients, including flavors, fruits and fruit juices, coffee, tea, dairy-based products, carbon dioxide, supplement ingredients and sweeteners have been, and could from time to time in the future be, encountered, which could interfere with and/or delay production of certain of our products.

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

Competition

The beverage industry is highly competitive. The principal areas of competition are pricing, packaging, development of new products and flavors as well as promotional and marketing strategies. Our products compete with a wide range of drinks produced by a relatively large number of companies.

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

We are also subject to increasing levels of regulatory issues, including in relation to the registration and/or taxation of our products in certain international markets, which may put us at a competitive disadvantage. (See “Government Regulation” below for additional information.)

We compete not only for consumer preference, but also for maximum marketing, sales efforts and attention from our multi-brand licensed bottlers and distributors, many of which have a principal affiliation with competing companies and brands. Our products compete with all liquid refreshments, including TCCC, PepsiCo, Inc. (“PepsiCo”), Keurig Dr. Pepper Inc. (“KDP”) and Red Bull GmbH. From time to time, competitors have entered into distribution or acquisition agreements with certain other competitors. For example, KDP, which distributes C4 and Bloom, entered into a long-term sales and distribution agreement with Black Rifle Coffee Company as well as a definitive agreement to acquire GHOST Lifestyle LLC and GHOST Beverages LLC. In addition, Celsius Holdings, Inc. (“CELSIUS”) acquired Alani Nutrition LLC (“Alani Nu”). We also compete with companies that are smaller or primarily local in operation. Our products also compete with private-label brands such as those carried by grocery store chains, convenience store chains and club stores.

Domestically, our energy drinks compete directly with Red Bull, CELSIUS, Alani Nu, C4, Ghost, 5-Hour Energy, Rockstar, Bloom, V8 + Energy, Venom, and many other brands.

Internationally, our energy drinks compete with Red Bull (including non-carbonated Red Bull in China and Asia), Rockstar, V-Energy, Lucozade, and numerous local and private-label brands that usually differ from country to country, such as HELL, Amper, Shock, Tiger, Fearless, Boost, TNT, Shark, Dragon, Score, Sting, Hot 6, Suntory ZONE, Battery, Bullit, Flash Up, Black, Non-Stop, Bomba, Semtex, Vive 100, Dark Dog, Speed, Guarana, M-150, Lipovitan, Bacchus, Volt, Bolt, Mr. Big, Boom, Raptor, Amp, Fusion, Hi-Tiger, Eastroc Super Drink, Carabao, Power Horse, XL, Crazy Tiger, Effect, Missile, Nocco, Adrenaline Rush, Real Gold, War Horse, BLU, CELSIUS, Eneryeti, GURU Organic Energy, Prime Energy, Switch, XOT, H2O Power, Baly, Gorilla, Supa Komando, Code Red, Tornado and a host of other international brands.

Our Reign Total Body Fuel® and Bang Energy® drinks compete with C4, GHOST Energy, CELSIUS ESSENTIALS, Bucked Up Energy, G Fuel and Redcon1 in the performance energy category.

Our Reign Storm® Total Wellness Energy product line competes directly with CELSIUS, Alani Nu, Bloom, Starbucks Iced Energy, UPTIME Energy, PHORM Energy, ZOA Energy, Bum Energy, Gorilla Mind, and C4 Smart Energy.

Our Java Monster® and Monster® Killer BrewTM product lines compete directly with Starbucks Frappuccino, Starbucks Doubleshot, Starbucks Tripleshot and other Starbucks coffee drinks, Black Rifle Coffee, Dunkin Donuts, La Colombe, Bolthouse Farms

Café, International Delight, Slate, Victor Allen’s Coffee, Kitu Super Coffee, Stumptown Coffee Roasters, Stok, Nescafé and other private label brands.

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

Sales and Marketing

Our sales and marketing strategy for all our non-alcohol beverages is to focus our efforts on developing brand awareness through image-enhancing programs and product sampling. We support our non-alcohol brands with prize promotions, price promotions, competitions, endorsements from selected public and sports figures, sports personality endorsements, influencer endorsements, collaborations, sampling and sponsorship of selected athletes, teams, series, bands, esports, causes and events. We utilize “push-pull” methods to enhance shelf and display space exposure in sales outlets (including racks, coolers and barrel coolers), advertising, in-store promotions and in-store placement of point-of-sale materials to encourage demand from consumers for our products. In-store posters, outdoor posters, social media, concerts, print, radio and television advertising (directly and through our sponsorships and endorsements) and coupons may also be used to promote our brands. We use our branded vehicles and other promotional vehicles at events where we offer samples of our products to consumers. These strategies and activities may apply to our alcohol products where permitted by applicable laws.

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

We increased expenditures for our sales and marketing programs by approximately 6.3% in the year ended December 31, 2025 compared to the year ended December 31, 2024.

Customers

Our non-alcohol customers are primarily full service beverage bottlers/distributors, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience and gas chains, drug stores, foodservice customers, value stores, e-commerce retailers and the military. Our alcohol customers are primarily beer distributors who in turn sell to retailers within the alcohol distribution system. Percentages of our gross billings to various customer types for the years ended December 31, 2025, 2024 and 2023 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such bottlers/distributors’ sales to their own customers.

	2025	2024	2023
U.S. full service bottlers/distributors	45%	46%	47%
International full service bottlers/distributors	43%	41%	40%
Club stores and e-commerce retailers	8%	8%	8%
Retail grocery, direct convenience, specialty chains and wholesalers	2%	2%	2%
Alcohol, value stores and other	2%	3%	3%

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

Coca-Cola Europacific Partners accounted for approximately 15%, 14% and 13% of our net sales for the years ended December 31, 2025, 2024 and 2023, respectively.

Coca-Cola Consolidated, Inc. accounted for approximately 10% of our net sales for each of the years ended December 31, 2025, 2024 and 2023.

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

Intellectual Property

We presently have more than 21,600 registered trademarks and pending applications in various countries worldwide, and we apply for new trademarks on an ongoing basis. We regard our trademarks, service marks, copyrights, domain names, trade dress and other intellectual property as very important to our business. We consider Monster®, Monster Energy®, ®, Monster Energy Ultra®, Unleash the Beast!®, Rehab Monster®, Java Monster®, Punch Monster®, Juice Monster®, Monster Energy® Nitro, Reign Total Body Fuel®, Reign Storm®, BU®, Nalu®, NOS®, Full Throttle®, Burn®, Mother®, Ultra Energy®, Play® and Power Play® (stylized), Relentless®, Predator®, Fury®, Live+®, BPM®, Samurai®, Bang Energy®, Oskar Blues Brewery®, Cigar City®, Deep Ellum Brewing Co®, Perrin Brewing Company®, Squatters®, Wasatch®, Jai Alai®, Dale’s Pale Ale®, Dallas Blonde®, Wild Basin®, Dale’s®, Hop Rising®, The BeastTM, The Beast Unleashed®, Beast® Tea, Blind Lemon® and Blinder LemonTM to be our core trademarks. We also own the intellectual property of our most important flavors for certain of our Monster Energy® Brand energy drinks in perpetuity.

We have registered Monster®, Monster Energy®, ®, Monster Energy Ultra®, Unleash the Beast!®, Rehab Monster®, Java Monster®, Punch Monster®, Juice Monster®, BU®, Nalu®, NOS®, Full Throttle®, Burn®, Mother®, Play®, Power Play® (stylized), Relentless®, Ultra Energy®, BPM®, Predator®, Fury®, Live+®, Samurai®, Reign®, Reign Total Body Fuel®, Reign Storm®, Bang®, Bang Energy®, The Beast®, The Beast Unleashed®, Beast® Tea, Blind Lemon® and Blinder Lemon® outside of the United States in certain jurisdictions.

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

Government Regulation

The production, distribution and sale in the United States of many of our products are subject to various U.S. regulations, including but not limited to: the Federal Food, Drug and Cosmetic Act (“FD&C Act”); the Occupational Safety and Health Act and various state laws and regulations governing ingredient safety and labeling and workplace health and safety; various environmental statutes; the Safe Drinking Water and Toxic Enforcement Act of 1986 (“California Proposition 65”); various state and federal laws and regulations pertaining to the sale and distribution of alcohol beverages; data privacy, cybersecurity and personal data protection laws and regulations, including the California Consumer Privacy Act of 2018 (as modified by the California Privacy Rights Act) and a number of other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, marketing, labeling, packaging, and ingredients of such products. Outside the United States, the production, distribution and sale of many of our products are also subject to numerous statutes and regulations.

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

Furthermore, legislation and regulation may be introduced in the United States and other countries at the federal, state, provincial, municipal and supranational level in respect of each of the subject areas discussed below. Public health officials and health advocates are increasingly focused on the public health consequences associated with obesity and alcohol consumption, especially as they may affect children, and are seeking legislative and regulatory change to reduce the consumption of sweetened, ultra-processed, and alcohol beverages. There also has been an increased focus on caffeine content in beverages, and we are seeing some attention to other ingredients in energy drinks. More generally, officials in the current U.S. presidential administration (the “U.S. Administration”) have articulated significant concerns about “highly processed” or “ultra-processed” foods (“UPF”), including beverages sweetened with sugar or non-nutritive sweeteners, and particular ingredients, such as synthetic color additives, as well as the “generally recognized as safe” (“GRAS”) process for getting food ingredients to the market. The U.S. Administration released the latest Dietary Guidelines for Americans in January 2026, which urge the consumption of whole foods and the avoidance of highly processed foods, and recommended limiting beverages such as soda, fruit drinks, and energy drinks. Additionally, some states have removed such products from the Supplemental Nutrition Assistance Program (“SNAP”), formerly food stamps, and other states may take similar steps. In some territories, such as the European Union, food additives including sweeteners such as sucralose are subject to a safety re-evaluation which could potentially lead to changes in the specification for such additives or removal from the approved list of additives. The U.S. Food and Drug Administration (the “FDA”) has also initiated a process for post-market review of food ingredients and plans to propose regulatory reforms to the GRAS process. Bills that would change the GRAS process have also been introduced in the U.S. Congress and some state legislatures. If implemented, changes to the GRAS process could affect the way Monster assesses the GRAS status of ingredients we use in our products.

Product Formulation, Labeling, Packaging, and Advertising. Globally, we are subject to a number of regulations applicable to the formulation, labeling, packaging, and advertising (including promotional campaigns) of our products. In California, we are subject to California Proposition 65, a law that requires that a specified warning be provided before exposing California consumers to any product that contains in excess of threshold amounts of a substance listed by California as having been found to cause cancer or reproductive toxicity. California Proposition 65 does not require a warning if the manufacturer of a product can demonstrate that the use of the product in question exposes consumers to an average daily quantity of a listed substance that is below that threshold amount, which is determined either by scientific criteria set forth in applicable regulations or via a “safe harbor” threshold that may be established by the state, or the substance is naturally occurring, or is subject to another applicable exception. Some states have passed laws and regulations that would prohibit certain food ingredients or require notices or warnings on food labels about the presence of certain ingredients. For example, West Virginia enacted legislation in 2025 that includes a ban on seven color additives and two preservatives products marketed to the general public; however, such portion of the law was challenged, and the court has granted a preliminary injunction, staying the ban pending the outcome of the legal challenge. Texas also enacted legislation in 2025 to require warnings for products containing any of approximately 44 ingredients enumerated in the law; a legal challenge against that law has also been filed. If we are required to remove certain ingredients from our products, add notices or warning labels to any of our products, or place warnings in certain locations where our products are sold, it will be difficult to predict whether, or to what extent, such actions would have an adverse impact on sales of our products in those locations or elsewhere. In addition, there has been increasing regulatory activity globally regarding constituents in packaging materials, including perfluoroalkyl and polyfluoroalkyl substances (“PFAS”) and bisphenol A (“BPA”). Regardless of whether perceived health consequences of these constituents are justified, such regulatory activity could result in additional government regulations that impact the packaging of our beverages.

In addition, the FDA has regulations with respect to serving size information and nutrition labeling on food and beverage products, including a requirement to disclose the amount of added sugars in such products. The FDA also published a proposed rule in 2025 that, if finalized, would require certain front-of-pack nutrition labeling for most packaged goods, including with respect to the level of added sugars in a product. Further, the U.S. Department of Agriculture (the “USDA”) promulgated regulations requiring that, as of January 1, 2022, the labels of certain bioengineered foods include a disclosure that the food is bioengineered. The Ninth Circuit recently ruled that certain aspects of the USDA’s regulations failed to implement the statutory mandate, and the issue will be remanded to the USDA to revise the rule in a manner that may require bioengineering disclosures on a broader range of foods and in a more explicit manner. These regulations may impact, reduce and/or otherwise affect the purchase and consumption of our products by consumers.

Other countries, such as Argentina, Brazil, China, Chile, Colombia, the Czech Republic, Ecuador, Honduras, Hungary, Jordan, Poland, the member states of the Gulf Cooperation Council, the member states of the Caribbean Community and Common Market (CARICOM), Mexico, the Central American Community, the People’s Republic of China, Paraguay, Peru, Uruguay, South Africa, and the member states of the Southern Common Market (MERCOSUR) are also considering, or have enacted, new labeling requirements, which may require us to amend our labels and warning statements.

More generally, some markets have specific energy drink standards that do not always allow for inclusion of certain ingredients, such as L-carnitine and ginseng, or that otherwise restrict the levels of certain ingredients in our products. In 2023, Peru challenged the use of L-carnitine in energy drinks. Other markets may also restrict or prohibit the use of ginseng and certain other botanicals in food. We may incur costs to address such country-specific requirements or face restrictions on our products.

Age and Other Restrictions on Energy Drink Products. Proposals to limit or restrict the sale and/or advertising of energy drinks to minors and/or persons below a specified age, and/or restrict the venues in which energy drinks can be sold, and/or to restrict the use of the Supplemental Nutrition Assistance Program (formerly food stamps) to purchase energy drinks have been raised and/or enacted in certain U.S. states, counties, municipalities and/or in certain foreign countries. For example, the City of Lancaster, CA, passed an ordinance on January 14, 2025, making it an infraction to sell or otherwise distribute an energy drink to a person under 18 years of age. Bills seeking to impose an age restriction on the sale of energy drinks have also been introduced in the Connecticut, Massachusetts, Puerto Rico, and South Carolina legislatures. Outside of the United States, for example, Honduras, Latvia, Lithuania, Poland, Romania, Hungary, Turkey, Armenia, Bahrain, and Kuwait prohibit the sale of energy drinks to persons under the age of 18; Norway prohibits the sale of energy drinks to persons under the age of 16; Kazakhstan prohibits the sale of energy drinks to persons under the age of 21; Canada prohibits the promotion of energy drinks to children 12 years and under; Honduras, Latvia, Romania, and Scotland prohibit the sale of energy drinks in educational establishments; Kuwait permits the sale of energy drinks only in designated areas of cooperative societies and parallel markets and prohibits all commercial advertising and sponsorships for energy drinks; and Honduras and Turkey prohibit the sale or advertising of energy drinks at sports facilities, school cafeterias and hospitals. Other Latin American countries such as Argentina, Brazil, Chile, Colombia, Dominican Republic, Mexico, and Uruguay have been considering age and other sales and advertising restrictions on energy drinks, as are other countries such as Bulgaria, the Czech Republic, Ireland, Kosovo, Kyrgyzstan, Slovakia, Spanish regions, Ukraine, and parts of the United Kingdom (including, most recently, for England). Similar rules would not apply to coffee products that contain similar or higher levels of caffeine.

Excise Taxes and Tariffs on Energy Drinks. Legislation that would impose an excise tax on sweetened beverages has been proposed in the U.S. Congress, in some state legislatures and by some local governments, with excise taxes generally ranging between $0.01 and $0.02 per ounce of sweetened beverage. Berkeley, California became the first jurisdiction to pass such a measure, and a general tax of $0.01 per ounce on certain sweetened drinks, including energy drinks, became effective on January 1, 2015. Other U.S. jurisdictions (including Albany, Oakland and San Francisco, California; Boulder, Colorado; Philadelphia, Pennsylvania; Seattle,

Washington; and Washington, DC) have passed similar measures, some of which have been challenged in litigation. The imposition of such taxes on our products would increase the cost of certain of our products or, to the extent levied directly on consumers, make certain of our products less affordable. Excise taxes on sweetened beverages already are in effect in certain foreign countries where we do business, such as France, the United Kingdom, Ireland, South Africa, Mexico, Poland and Colombia. Slovakia established a tax on sweetened soft drinks, specifically targeting beverages containing caffeine from any source in excess of 150mg/l. Brazil recently approved a tax reform that includes the creation of a Selective Tax (IS) which may potentially impose additional taxes on energy drinks. Other countries are considering similar measures. In addition, legislation has been proposed in certain jurisdictions that would specifically impose excise taxes on energy drinks. For example, Kuwait is considering a proposal that would impose an excise tax on energy drinks. Such targeted legislation has been passed in other countries. For instance, on January 1, 2020, a reform to a Mexican excise tax (Special Tax on Production and Services (“IEPS”)) went into effect that expanded the definition of an “energy drink” subject to this tax to include products with any amount of caffeine (the prior version of the tax required a threshold of 20mg of caffeine per 100 millimeters for the tax to be applicable) and “taurine or glucuronolactone or thiamine and/or any other substance that produces similar stimulating effects.” In 2025, Mexico reformed the IEPS law to tax flavored drinks containing any amount of sugar and/or sweetener. Latvia announced the introduction of an excise tax rate for energy drinks in December 2025, which is due to take effect on January 1, 2028. Hungary has an excise tax in place to which our products are subject. Bahrain, Saudi Arabia and the United Arab Emirates began applying a selective tax of 100% on energy drinks in 2017, Qatar and Oman began applying the tax in 2019, and there are indications that a similar measure may be enacted in Kuwait. Saudi Arabia and the United Arab Emirates have imposed sugar-sweetened beverage taxes that are lower than the 100% rate imposed on energy drinks. Both jurisdictions exclude energy drinks from this more favorable rate. Certain other jurisdictions are also considering UPF taxes that may ultimately impact the sales and/or formulation of certain of our products.

Separately, geopolitical tensions and related trade disputes may affect our ability to operate or sell our products in certain jurisdictions. For example, in recent months, the United States has proposed or implemented a range of new tariffs and trade measures affecting U.S. imports from across the world, including global reciprocal tariffs, as well as specific tariffs on imports from China, Canada, Mexico, and elsewhere. The nature and scope of evolving U.S. tariff measures, some of which have been challenged in litigation, are difficult to predict. In response to such measures, U.S. trading partners have suggested they may impose, or have imposed, retaliatory tariffs on U.S. exports, and/or other trade or commercial restrictions on U.S. companies. The threat, implementation, or modification of new U.S. trade restrictions, as well as any retaliatory measures adopted by affected U.S. trading partners, could prove disruptive to the international market in which we operate and may lead to increased costs of raw materials and finished products.

Limits on Caffeine Content. Legislation has been proposed to limit the amount of caffeine that may be contained in beverages, including energy drinks. Some jurisdictions where we do business have prescribed limits on caffeine content for beverages. For example, in Canada, the maximum amount of caffeine in a caffeinated energy drink cannot exceed 180mg per single-serving container or per serving (500 ml) in the case of a multi-serving container. We adjusted the caffeine levels in certain of our Monster Energy® products that are sold in Canada as caffeinated energy drinks to address these regulations, although the majority of our products were unaffected. In Europe, examples of caffeine restrictions include the Netherlands where there is a limit of 35mg/100ml, and Norway introduced, as of January 1, 2020, a limit of 32mg/100ml. Caffeine limit restrictions or restrictions on combining caffeine with other ingredients or in particular product sectors (such as performance beverages/sport drinks) have also been implemented or proposed in other jurisdictions, including Turkey, India, Pakistan’s Punjab region, Egypt, Colombia, Iraq, and the member states of the Gulf Cooperation Council, including Kuwait. Such restrictions could require reformulations of certain of our products. However, we may not be able to satisfactorily reformulate our products in all jurisdictions that adopt similar legislation.

Limitations on Container Size. We package our products in a variety of different package types and sizes including, for certain of our Monster Energy® brand energy drinks, aluminum cans larger than 16 fluid ounces. Certain jurisdictions, such as Colombia, Costa Rica, and the Dominican Republic, have considered container size limitations on energy drinks and other beverages. If adopted, such limitations may require us to change the container size of our products sold in certain countries.

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

Compliance with Environmental Laws. Our facilities and those of our co-packers in the United States are subject to federal, state and local environmental laws and regulations, including those relating to air emissions, water discharges, the use of water resources, waste disposal, recycling, and extended producer responsibility. Our operations in other countries are subject to similar federal, state, local and supranational laws and regulations that may be applicable in such countries. Changes in environmental compliance mandates, and any expenditures necessary to comply with such requirements, could adversely affect our financial performance and future growth. In addition, continuing concern over environmental matters, including climate change, is expected to continue to result in new or increased legal and regulatory requirements (in and outside of the United States), including to reduce or mitigate the potential effects of greenhouse gases, to limit or impose additional costs on commercial water use due to local water scarcity concerns, or to expand mandatory reporting of certain environmental, social and governance metrics. Compliance with these provisions has not had, nor do we expect such compliance to have, any material adverse effect upon our capital expenditures, net income or competitive position.

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

Human Capital Resources

As of December 31, 2025, we have employees in 80 countries, with a total of 6,891 employees working worldwide. This employee population includes 4,559 employees in North America, 448 employees in Latin America, 308 employees in Asia Pacific (including Oceania) and 1,576 employees in Europe, Middle East and Africa (“EMEA”). Most of our employees are full-time (5,773 employees) and the remaining 1,118 employees hold part-time positions. Of our 6,891 employees, we employ 2,336 in corporate and operational capacities (including administration, human resources, legal, information technology, operations, facilities, warehouse, product development, regulatory and accounting) and 4,555 persons in sales and marketing capacities.

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

We cover the cost of insurance premiums including medical (including virtual visits), dental, vision, life, accidental death and dismemberment and short-and long-term disability, covering full-time employees and share in the cost of insurance premiums covering eligible dependents including medical, dental and vision coverage. We also offer several voluntary benefits to full-time employees, including supplemental life insurance, whole life insurance, accident insurance, critical illness insurance, flexible medical spending accounts, flexible spending accounts for childcare, travel insurance, pre-paid legal cover, healthy rewards programs, identity theft assistance, and retirement savings account(s).

We also offer an Employee Assistance Program (EAP) to all employees. See Note 16, “Employee Benefit Plan” in the Notes to the Consolidated Financial Statements for a discussion of our 401(k) Plan.

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

Monster Beverage Corporation

1 Monster Way

Corona, CA 92879

(951) 739-6200

(800) 426-7367

ITEM 1A.RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the consolidated financial statements and related notes, you should carefully consider the following risks. If any of the following risks actually occur or continue to occur, our business, reputation, financial condition and/or operating results could be materially adversely affected. The risk factors summarized below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, reputation, financial condition and/or operating results.

Risk Factors Summary

The following is a summary of the principal risks that could materially adversely affect our business, reputation, financial condition and/or operating results. You should read this summary together with the more detailed description of each risk contained below.

Operational and Industry Risks

●	The Company and TCCC have extensive commercial arrangements and, as a result, the Company’s future performance is substantially dependent on the success of its relationship with TCCC.
●	Provisions in our organizational documents and control by insiders or TCCC may prevent changes in control even if such changes would be beneficial to other stockholders.
●	We primarily rely on bottlers and other contract packers to manufacture our products. If we are unable to maintain good relationships with our bottlers and contract packers and/or their ability to manufacture our products becomes constrained or unavailable to us, our business could suffer.
●	We rely on limited Company-owned facilities for production of certain of our non-alcohol and alcohol beverages, and developments negatively affecting production at such facilities could materially impact the financial results of our business.
●	We rely on bottlers and distributors to distribute our products. If we are unable to maintain good relationships with our existing bottlers and distributors and/or secure such bottlers and distributors, our business could suffer.

●	We currently derive most of our revenues from energy drinks, and competitive pressure in the energy drink category could adversely affect our business and operating results.
●	Criticism or negative perceptions of our products (regardless of accuracy) generally could adversely affect us.
●	Increased competition in the beverage industry and changing retail landscape could hurt our business.
●	Our inability to implement our growth strategy, including expanding our business in existing and new sectors, or successfully recognize the anticipated benefits of acquired businesses or assets could adversely affect our business and financial results.
●	Changes in consumer product and shopping preferences may reduce demand for our products.
●	Our continued expansion outside of the United States exposes us to uncertain conditions and other risks in international markets.
●	If we are not able to pass on increases in the costs of raw materials, including aluminum cans, ingredients, fuel, costs of co-packing, and/or tariffs, we may face a higher cost base, and our business and results of operations could be adversely affected.
●	Our failure to accurately estimate demand for our products or maintain sufficient inventory levels or anticipate shortages of raw materials could adversely affect our business and financial results.
●	Our business is subject to seasonality, which may cause fluctuations in our operating results.
●	The costs of packaging supplies, raw material inputs, ocean and domestic freight, tariffs, and inflation generally may adversely affect our results of operations.
●	Global or regional catastrophic events could impact our operations and affect our ability to grow our business.
●	Climate change and natural disasters may negatively affect our business.
●	If we are not able to retain the services of our workforce, there may be an adverse effect on our operations and/or our operating performance until we find suitable replacements.
●	Negative publicity (whether or not warranted) could damage our brand image and corporate reputation and may cause our business to suffer.

Government Regulation and Litigation Risks

●	Changes in government regulation, or a failure to comply with existing regulations, including those related to energy drinks, data protection and advertising, could adversely affect our business, financial condition and results of operations.
●	Regulations concerning our alcohol beverages may adversely affect our business, financial condition or results of operations and inhibit the sales of such products.
●	Significant changes to or failure to comply with various environmental laws may expose us to liability and/or cause certain of our facilities and/or those of our co-packers to close, relocate or operate at reduced production levels, which could adversely affect our business, financial condition and results of operations.
●	We cannot predict the effect of inquiries from and/or actions by litigants, attorneys general, and/or other (quasi-) government agencies into the production, advertising, marketing, promotion, labeling, ingredients, usage and/or sale of our products.
●	Litigation regarding our products and practices, and related unfavorable media attention, could expose us to significant liabilities and reduce demand for our products, thus negatively affecting our financial results.
●	If we encounter material product recalls, our business may suffer material losses and such recalls could damage our brand image and corporate reputation, also resulting in material losses.

Intellectual Property, Information Technology and Data Privacy and Security Risks

●	Our intellectual property rights are critical to our success, and the loss of such rights could materially adversely affect our business.
●	Our use of information technology exposes us to the risk of cybersecurity incidents and other costs and interruptions that could disrupt our business operations and adversely impact our reputation and results of operations.
●	If we fail to comply with data privacy and personal data protection laws and emerging cybersecurity laws, we could be subject to adverse publicity, government enforcement actions and/or private litigation, which may negatively impact our business and operating results.

Financial Risks

●	Fluctuations in our effective tax rate could adversely affect our financial condition and results of operations.
●	We may be required to record a charge to earnings if our goodwill or intangible assets become impaired.
●	Fluctuations in foreign currency exchange rates may adversely affect our operating results.
●	Uncertainty in the financial markets and other adverse changes in general economic or political conditions in any of the major countries in which we do business could adversely affect our industry, business and results of operations.
●	Default by or failure of one or more of our counterparty financial institutions could cause us to incur significant losses.

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

Our organizational documents may limit changes in control. Furthermore, as of February 13, 2026, Mr. Sacks and Mr. Schlosberg together may be deemed to beneficially own and/or exercise voting control over approximately 8.1% of our outstanding common stock. As of February 13, 2026, TCCC owned approximately 20.9% of our common stock. TCCC has also nominated one director to the Company’s board of directors. Consequently, Mr. Sacks, Mr. Schlosberg and/or TCCC could exercise significant control over matters submitted to a vote of our stockholders, including electing directors, amending organizational documents and disapproving extraordinary transactions such as a takeover attempt, even though such actions may be favorable to the other common stockholders.

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

In 2025, we continued to outsource manufacturing of most of our non-alcohol finished goods to bottlers and other contract packers. As a result, in the event of a disruption and/or delay, including, but not limited to, strikes, work stoppages, or labor unrest, and/or demand exceeding forecasted demand, we may be unable to procure alternative packing facilities at commercially reasonable rates and/or within a reasonably short time period. In addition, there are limited alternative packing facilities in our domestic and international markets with adequate capacity and/or suitable equipment for many of our products. A lengthy disruption or delay in the production of any of our products could significantly adversely affect, and historically has adversely affected, our revenues from and/or costs of such products, because alternative co-packing facilities in the United States and abroad with adequate long-term capacity may not be available for such products either at commercially reasonable rates and/or costs, within a reasonably short time period and/or within a geographically cost effective distance, if at all. In addition, in recent years, there has been a consolidation of co-packers, leading us to increasingly rely on fewer co-packing groups, certain of which account for a large percentage of our co-packing capacity for our Monster Energy® drinks. If we are unable to maintain good relationships with our largest co-packers, or if our costs of co-packing increase, our business, financial condition and results of operations could be adversely affected.

We rely on limited Company-owned facilities for production of certain of our non-alcohol and alcohol beverages, and developments negatively affecting production at such facilities could materially impact the financial results of our business.

Currently, the primary flavors for our Monster Energy® Drinks segment are developed and manufactured at the AFF facilities in Southern California and Athy, Ireland. Bang Energy® beverages and certain of our other energy drink products are manufactured at our facilities in Phoenix, Arizona and Norwalk, California. Further, we are dependent on Monster Brewing Company’s portfolio of facilities located in Longmont, Colorado, Brevard, North Carolina, and Grand Rapids, Michigan to manufacture certain of our alcohol products.

Adverse changes or developments affecting our AFF facilities could adversely impact our ability to produce flavors of certain of our energy drink products. Adverse changes or developments affecting our Norwalk, California and/or Phoenix, Arizona facilities could adversely impact our ability to produce certain of our energy drink products or cause us to halt our production of such beverages. Likewise, adverse changes or developments affecting our alcohol licensed manufacturing facilities could hinder our ability to produce alcohol products to take to market on a timely basis or require us to entirely suspend certain of our Alcohol Brands segment operations.

Alternative facilities with sufficient capacity or capabilities may not be readily available or may take significant time or cost to run at the same capacity as our AFF, Phoenix, and Norwalk facilities or our current alcohol licensed manufacturing facilities. Such significant disruption may, in turn, have an adverse effect on gross margins, operating cash flows, and overall financial performance of our business.

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

Criticism or negative perceptions of our products (regardless of accuracy) generally could adversely affect us.

An unfavorable report on the health effects of caffeine, other ingredients in energy drinks or energy drinks generally, or criticism or negative publicity regarding the caffeine content and/or any other ingredients in our products or energy drinks generally, including product safety concerns (regardless of the validity or scientific merit of any such reports, criticism, or negative publicity), could have an adverse effect on our business, financial condition and results of operations. Articles critical of the caffeine content and/or other ingredients in energy drinks and/or articles indicating certain health risks of energy drinks have been published in recent years. We believe the overall growth of the energy drink market in the U.S. may have been negatively impacted by the ongoing negative publicity and comments that continue to appear in the media questioning the safety of energy drinks, and suggesting limitations on their ingredients (including caffeine), and/or the levels thereof, and/or imposing minimum age restrictions for consumers. If reports, studies or articles critical of caffeine and/or energy drinks continue to be published or are published in the future, or additional voluntary measures are taken, they could adversely affect the demand for our products. If we are unable to satisfy all criteria set forth in any model energy drink guidelines, including, without limitation, those adopted by the American Beverage Association in the future, of which we are a member, and/or any international beverage associations, it could negatively affect our overall reputation, which in turn could have a negative impact on our business, financial condition and results of operations.

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

The beverage industry is highly competitive. The principal areas of competition are pricing, packaging, development of new products, flavors, product positioning, quality as well as promotion and marketing strategies. Our products compete with a wide range of drinks, both non-alcohol and alcohol, produced by a relatively large number of domestic and international manufacturers.

Important factors affecting our ability to compete successfully include the efficacy, taste and flavor of our products, trade and consumer promotions, rapid and effective development of new and unique cutting-edge products, attractive and different packaging, branded product advertising and pricing. The success of our sports marketing, social media and other general marketing endeavors may impact our business, financial condition and results of operation. Our products compete with all liquid refreshments, including TCCC, Starbucks Corporation, PepsiCo, Red Bull GmbH, KDP, Molson Coors, Constellation Brands, AB InBev, The Boston Beer Company and The Mark Anthony Group. We also compete with companies that are smaller or primarily national or local in operations, such as CELSIUS, PRIME, C4, Alani Nu, GHOST, ZOA, GORGIE, and others as well as local craft breweries in our Alcohol Brands segment. Our products also compete with private-label brands such as those carried by grocery store chains, convenience store chains and club stores.

We anticipate competition will remain robust due to a number of new entrants in the energy drink category. Some competitors are consolidating (as evidenced by business combinations of substantial value carried out by significant competitors in recent years), building more capacity, expanding geographically, and/or adding more SKUs and styles. For example, PepsiCo entered into a long-term strategic distribution arrangement with Celsius Holdings, Inc., a competitor in the energy drink space, in August 2022. Additionally, competition in the alcohol beverage space—including from craft brewers and craft distilleries, ready-to-drink spirits and similar products—continues to evolve. Market dynamics have been influenced by broader competitive trends and regulatory focus on market structure, including analyses and recommendations contained in the February 2022 U.S. Treasury report, “Competition in the Markets for Beer, Wine, and Spirits,” which assesses competitive conditions and potential barriers to entry. Actual growth in specific segments, such as hard seltzers, craft products, and other beverage categories, varies over time and may be affected by changing consumer preferences, regulatory developments and economic conditions. As a result of such increased competition for our products, we may face competitive pricing pressures and the demand for and market share of our products may fluctuate and possibly decline.

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

Our inability to implement our growth strategy, including expanding our business in existing and new sectors, or to successfully recognize the anticipated benefits of acquired businesses or assets could adversely affect our business and financial results.

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

On July 31, 2023, we acquired substantially all of the assets of Bang Energy. Among other assets, the acquisition included the Bang Energy® drink business. Prior to the Bang Energy acquisition, we acquired Monster Brewing Company, a craft beer and hard seltzer company, in February 2022. We may continue to make acquisitions that expand our business within the beverage industry. Overall, the effectiveness of acquisitions can be less predictable than developing new lines of beverages and might not provide the anticipated benefits or desired rates of return. Integrating the operations of acquired businesses could be a difficult, costly and time-consuming process that involves a number of risks including, but not limited to, the integration of company cultures and management teams, retaining key employees and customers, increased exposure to certain governmental regulations and compliance requirements, increased costs, and use of resources. Our business may also be adversely impacted if we are unable to rationalize brands that we have acquired or may acquire in the future.

To the extent we integrate acquired businesses, such as our integrations of the Bang Energy® and Monster Brewing Company businesses, it is possible that we will not realize the expected benefits from any completed acquisition over the timeframe we expect, or at all, or that our existing operations will be adversely affected as a result of acquisitions. For example, in 2025, we recognized impairment charges of $38.4 million related to certain finite-lived intangible assets and impairment charges of $15.3 million related to property and equipment in the Alcohol Brands segment. Therefore, the acquisition and integration of acquired businesses may not contribute to our earnings as expected, we may not achieve profit margin targets when expected, or at all, and we may not achieve the other anticipated strategic financial benefits of such transactions.

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

The beverage industry is subject to changing consumer preferences and shifts in consumer preferences may adversely affect us. There is increasing awareness of and concern for health, wellness and nutrition considerations, including concerns regarding caloric intake associated with sugar-sweetened beverages and the perceived undesirability of artificial ingredients and UPF. There are also increasing studies on and concern for the potential adverse consequences from excess consumption of alcohol beverages. Some consumer advocacy groups and others have expressed concerns regarding certain synthetic colors, low- and no-calorie sweeteners, and other ingredients that are contained in certain of our energy drinks, or have called for the curtailment of alcohol dissemination and consumption. There are also changes in demand for different packages, sizes and configurations. Such developments could reduce our revenues and adversely affect our results of operations.

Consumers are seeking greater variety in their beverages. For example, with regard to our Alcohol Brands, the broader alcohol industry is experiencing a shift in drinking preferences and behaviors, moving away from traditionally popular beer brands and segments and towards premium beers, imports, hard seltzers, FMBs, ready-to-drink malt-based, sugar-based, and spirits-based beverages, CBD and other cannabis beverages, and other similar beverages as well as an increasing focus on low and no-alcohol beverages. Our future success will depend, in part, upon our continued ability to develop and introduce different and innovative beverages that appeal to consumers.

In order to retain and expand our market share, we must continue to develop and introduce different and innovative beverages and be competitive in the areas of efficacy, taste, quality and price/value, although there can be no assurance of our ability to do so. There is no assurance that consumers will continue to purchase our products in the future. Product lifecycles for some beverage brands, products and/or packages may be limited to a few years before consumers’ preferences change. The beverages we currently market are in varying stages of their product lifecycles, and there can be no assurance that such beverages will become or remain profitable for us. We may be unable to achieve volume growth through product and packaging initiatives. We may also be unable to penetrate new markets. Additionally, as shopping patterns are being affected by the digital evolution, with customers embracing shopping by way of mobile device applications, e-commerce retailers, e-commerce websites or platforms or artificial intelligence shopping agents, we may be unable to address or anticipate changes in consumer shopping preferences or engage with our customers on their preferred platforms. Moreover, artificial intelligence shopping agents may autonomously recommend products that are not ours and, in some cases, directly compete with our products. If our revenues decline, our business, financial condition and results of operations could be adversely affected.

Our continued expansion outside of the United States exposes us to uncertain conditions and other risks in international markets.

We have continued expanding our energy drink operations internationally into a variety of new markets. Our net sales to customers outside of the United States were approximately 41%, 40% and 38% of consolidated net sales for the years ended December 31, 2025, 2024 and 2023, respectively. As our growth strategy includes further expanding our international business, if we are unable to continue to expand distribution of our products or maintain consumer demand outside the United States, our growth rate could be adversely affected. In many international markets, we have limited operating experience and in some international markets we have no operating experience. It is costly to establish, develop and maintain international operations and develop and promote our brands in international markets. Our percentage gross profit margins in many international markets are expected to be less than the comparable percentage gross profit margins obtained in the United States. We face and will continue to face substantial risks associated with having foreign operations, including, but not limited to: economic and/or political instability in our international markets; fluctuations in foreign currency exchange rates; restrictions on or costs relating to the repatriation of foreign profits to the United States, including possible taxes and/or withholding obligations on any repatriations; and additional tariffs and/or trade restrictions, including foreign import tariffs proposed or imposed by the U.S. Administration and any responsive and/or retaliatory tariffs. These risks could have a significant impact on our ability to sell our products on a competitive basis in international markets and could have a material adverse effect on our business, financial condition and results of operations. Additionally, our operations outside of the United States are subject to risks relating to: appropriate compliance with legal and regulatory requirements in local jurisdictions; difficulties in staffing and managing local operations, which has, at times, necessitated enhanced local training, communications, and business partner management; higher rates of product damages, particularly when products are shipped long distances; higher incidence of fraud and/or corruption, such as invoicing fraud or kickback schemes; credit risk of local customers and distributors; and potentially adverse tax consequences.

If we are not able to pass on increases in the costs of raw materials, including aluminum cans, ingredients, fuel, costs of co-packing, and/or tariffs, we may face a higher cost base, and our business and results of operations could be adversely affected.

The principal raw materials used by us are aluminum cans, sleek aluminum cans, aluminum cap cans, aluminum cans with re-sealable ends, aluminum or steel kegs, cartons, to a limited extent PET plastic bottles and caps, flavors, juice concentrates, glucose, sugar, sucralose, milk, cream, coffee, tea, cocoa, malted barley, hops, water, yeast, ethanol, supplement ingredients and other packaging materials, the costs and availability of which are subject to fluctuations. Moreover, we rely upon trucks for the transportation of our products, which makes us susceptible to increases in the cost of fuel.

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

From time to time, we also enter into purchase agreements for portions of our annual anticipated requirements for certain of our raw materials such as glucose, sugar and sucralose. After imposing tariffs on steel and aluminum imports, in recent years, the United States has recently increased those tariffs and expanded the scope of their application. The U.S. Administration has also imposed tariffs more broadly on most imported goods and has also proposed additional tariffs on certain countries and sectors. Additional tariffs imposed by the United States, or further trade measures taken by other countries, retaliatory or otherwise, could result in an increase in raw material costs.

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

If we do not accurately anticipate the future demand for a particular product or the time it will take to obtain new inventory, our inventory levels may be inadequate, and our results of operations may be negatively impacted. If we fail to meet our shipping schedules, we could damage our relationships with distributors and/or retailers, increase our distribution costs and/or cause sales opportunities to be delayed or lost. In order to be able to deliver our products on a timely basis, we need to maintain adequate inventory levels of the requisite products. If we produce excess inventory, we may have significant inventory writeoffs. Further, if the inventory of our products held by our distributors and/or retailers is too high, they will not place orders for additional products, which could unfavorably impact our future sales and adversely affect our operating results.

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

The costs of packaging supplies, raw material inputs, ocean and domestic freight, tariffs, and inflation generally may adversely affect our results of operations.

Many of our packaging supply contracts allow our suppliers to adjust the costs they charge us for packaging supplies based on changes in the costs of the underlying commodities that are used to produce those packaging supplies, such as aluminum for cans, PET plastic for bottles and pulp and paper for cartons and/or trays. These changes in the prices we pay for our packaging supplies occur at certain predetermined times that vary by product and supplier. In some cases, we are able to fix the prices of certain packaging supplies and/or commodities for a reasonable period. In other cases, we bear the risk of increases in the costs of these packaging supplies, including the underlying costs of the commodities that comprise these packaging supplies. We use derivative instruments to manage a portion of this risk in relation to aluminum for cans. Inflation and tariffs have affected, and may continue to affect, certain of our raw material and packaging costs, commodities and other inputs globally. If the costs of packaging supplies and other costs, such as truck fuel costs, shipping container costs, and ocean and domestic freight rates, further increase, we may be unable to pass these costs along to our customers through corresponding adjustments to the prices we charge, which could have a material adverse effect on our results of operations.

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

Some regulators and stakeholders are focused on corporate responsibility and sustainability matters, including, but not limited to, greenhouse gas emissions and other climate-related risks, sustainable packaging, water stewardship, and corporate governance and oversight. While we are actively addressing these issues, these initiatives represent our current plans and aspirations that may be refined in the future and are not guarantees that we will be able to achieve them, especially given the difficulties and expenses of implementation as well as the ever-changing regulatory and technological landscape. For example, disclosures about our sustainability-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, previously reported data has, and may continue to be, adjusted to reflect improvements in the availability and quality of internal and third-party data, changes in the nature and scope of our operations, and other changes in circumstances. If our climate-related information, processes and disclosures are incomplete or inaccurate, our reputation, business, and growth could be negatively impacted.

Furthermore, the rules, regulations, and standards set forth by various governmental and self-regulatory organizations, such as the SEC, the European Union, the Nasdaq Stock Market, and the Financial Accounting Standards Board (“FASB”), continue to evolve in scope and complexity and, at times, are inconsistent with one another, which, in turn, makes compliance more uncertain and difficult. For example, the standards used to identify and collect the data required pursuant to the European Union’s Corporate Sustainability Reporting Directive are still in development, which could result in increased costs related to complying with the changing reporting obligations and could increase our risk of failing to comply with the directive. These changing rules and regulations, along with constantly evolving stockholder expectations, have resulted in, and may continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such expectations and rules.

Our failure or perceived failure to progress or achieve our climate-related commitments, maintain sustainability practices, or comply with emerging sustainability regulations that meet developing regulatory or stakeholder expectations could harm our reputation, harm our ability to maintain or attract customers and talent, and expose us to increased scrutiny from enforcement authorities and stakeholders. Our reputation may also be harmed by the perceptions that stakeholders, regulators or other interested parties have about our action or inaction on sustainability- and corporate responsibility-related issues as well as the nature or scope of, or revisions to, our sustainability initiatives and goals. For example, we could face negative responses or backlash from governmental actors (such as anti-environmental, social and governance-related legislation) or consumers (such as boycotts or negative publicity campaigns) who disagree with our goals and initiatives. Damage to our reputation and loss of brand equity may reduce demand for our products and thus have an adverse effect on our future financial results, as well as require additional resources to rebuild our reputation and could impact our stock price.

Our use of artificial intelligence technologies in our operations may expose us to risks.

We rely on artificial intelligence (“AI”) technologies to support and enhance various aspects of our products, services, and internal operations. These systems may not perform as intended and expose us to risks. In particular, AI models can generate inaccurate, biased, or unpredictable outputs, and failures in data quality, system design, or oversight could result in operational disruptions, security or privacy incidents, reputational challenges, and other harms. Because AI systems can be complex and difficult to fully evaluate or audit, we may be unable to detect errors or vulnerabilities in a timely manner. If we are unable to effectively implement, monitor, and manage these technologies, our business, financial condition, and results of operations could be adversely affected.

Climate change and natural disasters may negatively affect our business.

There is concern that a gradual increase in global average temperatures due to increased carbon dioxide and other greenhouse gases in the atmosphere could cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Changing weather patterns could result in decreased agricultural productivity in certain regions, and/or outbreaks of diseases or other health issues, which may limit the availability and/or increase the cost of certain key ingredients, juice concentrates, supplements and other ingredients used in our products and could impact the food security of communities around the world. Increased frequency, duration, and intensity of extreme weather conditions and/or natural disasters could also impair our production capabilities, disrupt our supply chain, impact demand for our products, and/or create financial risk due to rising insurance premiums or the inability to maintain coverage.

Natural disasters and extreme weather conditions, such as hurricanes, wildfires, earthquakes or floods, and outbreaks of diseases (such as the COVID-19 pandemic) or other health issues, have affected, and may continue to affect, our operations and the operation of our supply chain, impact the operations of our bottlers/distributors and unfavorably impact our consumers’ ability to purchase our products. In September and October 2024, for example, Hurricanes Helene and Milton impacted sales at retail in certain states. In addition, due to flooding from Hurricane Helene, we were forced to close one of our breweries located in Brevard, North Carolina for one week and could not operate this brewery at full capacity for approximately one month. Additionally, in early 2025, we temporarily closed our AFF manufacturing facility in Southern California due to the air pollution caused by the Los Angeles wildfires. While the impact of such natural disasters on our business was ultimately immaterial, similar extreme weather occurrences could negatively harm our operations and hinder our growth, especially if such events continue to occur with increased frequency.

The predicted effects of climate change may also result in challenges regarding the availability and quality of water, or less favorable pricing for water, which could adversely impact our business and results of operations. Sales of our products may also be influenced to some extent by weather conditions in the markets in which we operate. We, our bottlers and our contract packers use a number of key ingredients in the manufacture of our beverage products that are derived from agricultural commodities, such as sugar, ethanol, coffee, tea, cocoa, barley and hops. Increased demand for food products and decreased agricultural productivity in certain regions of the world as a result of changing weather patterns and other factors may limit the availability or increase the cost of such agricultural commodities and could impact the food security of communities around the world. Weather conditions may influence consumer demand for certain of our beverages, which could have an effect on our operations, either positively or negatively.

In addition, public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs and may require us to make additional investments in facilities and equipment. Changes in applicable laws, regulations, standards or practices related to greenhouse gas emissions, packaging and water scarcity, as well as initiatives by advocacy groups in favor of certain climate change-related laws, regulations, standards or practices, have and may continue to result in increased compliance costs, capital expenditures and other financial obligations, which could affect our business, financial condition and results of operations. For example, the California legislature and European Union have each adopted laws that require us to significantly increase our disclosures related to climate change and mitigation efforts and, in turn, has required us to incur additional costs to comply and impose more oversight obligations on our Board of Directors and management.

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

Our success depends on our ability to build and maintain the brand image for our existing products, new products and brand extensions and maintain our corporate reputation. There can be no assurance that our advertising, marketing and promotional programs and our commitment to product safety and quality, human rights and environmental sustainability will have the desired impact on our products’ brand images and on consumer preferences and demand. Claims regarding product safety, quality and/or ingredient content issues, efficacy or lack thereof (real or imagined), our culture and our workforce, our environmental impact and the sustainability of our operations, or allegations of product contamination, even if false or unfounded, could tarnish the image of our brands and may cause consumers to choose other products. Consumer demand for our products could diminish significantly if we, our employees, bottlers/distributors, suppliers or business partners fail to preserve the quality of our products and/or act or are perceived to act in an unethical, illegal, discriminatory, unequal or socially irresponsible manner, including with respect to the sourcing, content or sale of our products, service and treatment of our customers, or the use or protection of customer data. Furthermore, our brand image or perceived product quality could be adversely affected by litigation, unfavorable reports in the media (internet or elsewhere), studies in general and regulatory or other governmental inquiries (in each case whether involving our products or those of our competitors) and proposed or new legislation or regulations affecting the beverage industry, whether related to alcohol or non-alcohol beverages. Negative postings or comments on social media or networking websites about the Company or any one of our brands, even if inaccurate or malicious, could generate adverse publicity that could damage the reputation of our brands or the Company. Business incidents, whether isolated or recurring and whether originating from us, our bottlers/distributors, suppliers or business partners, that erode consumer trust can significantly reduce brand value or potentially trigger boycotts of our products and can have a negative impact on consumer demand for our products as well as our reputation and financial results. The impact of such incidents may be exacerbated if they receive considerable publicity, including rapidly through social or digital media (including for malicious reasons), or result in litigation.

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

Legislation has been proposed and/or adopted at the U.S. federal, state and/or municipal level and proposed and/or adopted in certain foreign jurisdictions to restrict the sale of energy drinks (including, prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs, such as SNAP), limit the content or levels of caffeine and other ingredients in beverages, require certain product labeling disclosures and/or warnings, impose excise taxes, limit product size or impose age restrictions for the sale of energy drinks. For a discussion of certain of such legislation, see “Part I, Item 1 – Business – Government Regulation.” Furthermore, additional legislation may be introduced in the United States and other countries at the federal, state, provincial, local, municipal and/or supranational level in respect of each of the foregoing subject areas. Public health officials and health advocates are increasingly focused on the public health consequences associated with obesity, especially as it affects children, and are seeking legislative change to reduce the consumption of sweetened beverages. There has also been heightened focus on the caffeine and ingredient content in beverages. In the past year alone, certain states, including Texas and West Virginia, have enacted laws, mandating food label warnings regarding certain ingredients contained in products and/or banning certain additives. To the extent any such legislation is enacted in one or more jurisdictions where a significant amount of our products are sold, individually or in the aggregate, it could result in a reduction in demand for, or availability of, our energy drinks and adversely affect our business, financial condition and results of operations.

The production, distribution and sale, as well as our manufacturing facilities themselves, in the United States of many of our products are also currently subject to various federal and state regulations, including, but not limited to: the FD&C Act; the Occupational Safety and Health Act; various environmental statutes; privacy and data protection laws; California Proposition 65; and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling, packaging and ingredients of such products.

Outside the United States, the production, distribution and sale of many of our products are also subject to numerous statutes and regulations.

If a regulatory authority finds that a current or future product, its label, or a production run or facility is not in compliance with any of these regulations, we may be fined or face other regulatory penalties, or the products in question may have to be recalled, removed from the market, reformulated and/or have their packaging changed, which could adversely affect our business, financial condition and results of operations.

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

Increasing international and regional concern over sustainability matters, including climate change, has resulted in, and will likely continue to result in, new or revised laws and regulations aimed at reducing or mitigating the potential effects of greenhouse gases, restricting or increasing the costs of commercial water use due to local water scarcity concerns, or increasing mandatory reporting of certain sustainability metrics, such as recycling. If we fail to comply with applicable environmental compliance mandates or fail to meet sustainability metrics, our business operations and our reputation could be adversely impacted.

Changes in the regulation of artificial intelligence could result in enforcement actions, fines, or other adverse consequences.

We operate in a global market, and our use of AI is subject to different levels of regulations in different markets. These differences, as well as changes in the way AI is regulated—including potential new requirements governing transparency, accountability, data usage, and model controls—could increase our compliance costs, limit the use of certain technologies, or require changes to our products and processes. Any failure to comply with emerging AI regulatory frameworks could result in enforcement actions, fines, or other adverse consequences.

We cannot predict the effect of inquiries from and/or actions by litigants, attorneys general, and/or other (quasi-) government agencies into the production, advertising, marketing, promotion, labeling, ingredients, usage and/or sale of our products.

We are subject to the risks of litigation, investigations and/or enforcement actions by state attorneys general and/or other government agencies (quasi or otherwise) relating to, among other things, the production, advertising, marketing, promotion, labeling, ingredients, usage and/or sale of our products, and we are a party, from time to time, to various government and regulatory inquiries and/or proceedings. Defending these proceedings can result in significant ongoing expenditures and the diversion of our management’s time and attention from the operation of our business, which could have a negative effect on our business operations.

In addition, from time to time, government and/or quasi-governmental agencies may investigate the safety of caffeine and other ingredients in energy drinks as well as the safety and potential adverse effects of alcohol beverages. If an inquiry by a state attorney general or other government or quasi-governmental agency finds that our products, our protection of consumer data, and/or the production, advertising, marketing, promotion, labeling, ingredients, usage and/or sale of such products are not in compliance with applicable laws or regulations, we may become subject to fines, product reformulations, container changes, changes in the usage or sale of our products and/or changes in our advertising, marketing, promotion, and data practices, each of which could have an adverse effect on our business, financial condition or results of operations.

Litigation regarding our products and practices, and related unfavorable media attention, could expose us to significant liabilities and reduce demand for our products, thus negatively affecting our financial results.

We have been and are a party, from time to time, to various litigation claims and legal proceedings, including, but not limited to, intellectual property, fraud, unfair business practices, false advertising, product liability, breach of contract claims, claims from prior distributors, labor and employment matters, personal injury matters, consumer class actions, securities actions, data protection matters, shareholder derivative actions, mediation, arbitration, and administrative proceedings.

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

Any of the foregoing matters or other litigation, the threat thereof, or unfavorable media attention arising from pending or threatened product-related litigation related to our products or practices could consume significant financial and managerial resources and result in decreased demand for our products, significant monetary awards against us, an injunction barring the sale of any of our products and injury to our reputation. Our failure to successfully defend or settle any litigation or legal proceedings could result in liabilities that, to the extent not covered by our insurance, could have a material adverse effect on our financial condition, revenue and profitability and could cause the market value of our common stock to decline.

If we encounter material product recalls, our business may suffer material losses and such recalls could damage our brand image and corporate reputation, also resulting in material losses.

We have been, and may in the future be, required from time to time to recall products entirely or from specific co-packers, markets, retailers or batches or reformulate certain of our products if such products become contaminated, damaged, mislabeled, defective or otherwise materially non-compliant with applicable regulatory requirements. For example, in recent years, we have experienced limited recalls of certain products in Canada, Europe, and the United States. A material product recall could adversely affect the availability of our products, our profitability, including the loss of product sales from the destruction of product inventory, and our brand image and corporate reputation. We do not maintain recall insurance.

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

Our use of information technology exposes us to the risk of cybersecurity incidents and other costs and interruptions that could disrupt our business operations and adversely impact our reputation and results of operations.

We have been, and may continue to be, the subject of cybersecurity incidents. We may be subject to further incidents in the future even if we appropriately allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure. Cybersecurity incidents may be difficult to detect for periods of time, and include, but are not limited to, malicious software (malware, ransomware and viruses), phishing and social engineering, attempts to gain unauthorized access to networks, computer systems and data, malicious or negligent actions of employees (including misuse of information they are entitled to access), cyber extortion, electronic or wire fraud, and business email compromise, among others. These cybersecurity incidents may be caused by failures during routine operations, such as inadvertent lack of system upgrades leading to unpatched vulnerabilities, user errors, network or hardware failures, malicious or disruptive software, unintentional or malicious actions of employees or contractors, as well as cybersecurity attacks by hackers, criminal groups or nation-state organizations. Due to the constant evolving nature and methods of security threats, we cannot predict the form and nature of any future cybersecurity incident, and the cost and operational expense of implementing, maintaining and enhancing protective measures to guard against increasingly complex and sophisticated cyber threats could increase significantly.

Cybersecurity incidents could lead to disruptions in or loss of access to our data or business systems; an inability to process customer orders or lost customer orders; unauthorized release of confidential, proprietary or otherwise protected information belonging to us or our employees, customers, consumers, partners, suppliers, or other third party service providers; lost revenues or other costs due to office, plant, production, warehouse or other facility disruption or shutdown; additional expenses, including the cost of remediating incidents or improving security measures, increased insurance costs, or ransomware payments; and corruption or destruction of data. Moreover, if our data management systems do not effectively collect, store, process and report relevant data for the operation of our business (such as due to a cybersecurity incident), our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. We also may suffer reputational damage because of lost or misappropriated confidential or proprietary information belonging to us, or employees, customers, suppliers or other third-party service providers, which could result in legal action and increased regulatory oversight, including governmental inquiries, investigations, enforcement actions and regulatory fines. Any such consequences could materially and adversely affect our financial condition, results of operations and cash flows.

Although we maintain cybersecurity insurance coverage that may, subject to the relevant policy’s terms and conditions, cover certain aspects of a breach or disruption, such insurance coverage may be insufficient to cover all losses that might arise from a cybersecurity incident or interruption.

We are upgrading our enterprise resource planning system, including implementing SAP S4 HANA with a planned go-live date of January 1, 2028, in order to improve operational efficiency, scalability, and overall business management. These upgrades involve personnel training, data migration, and potential security and stability risks, and any significant delays or failures could disrupt our business and negatively affect our operations and financial results.

Cybersecurity incidents, business interruptions and compliance issues experienced by third parties could materially and adversely affect our financial condition, results of operation and cash flows.

We rely on relationships with third parties, including suppliers, distributors, bottlers, contract packers, contractors, cloud data storage and other information technology service providers and other external business partners, for certain functions or for services in support of our operations. These third-party service providers and partners, with whom we may share data and operational systems, have, and could in the future, experience cybersecurity incidents. Third parties have experienced, and could in the future experience, challenges complying with laws and regulations, such as data protection requirements, and interruptions to business systems, disruption to operations, and employee failures. While we have procedures in place for selecting and managing our relationships with third-party service providers and other business partners, we do not have control over their business operations or governance and compliance systems, practices and procedures. Furthermore, our management of multiple third-party service providers increases our operational complexity. Third parties have and could in the future experience cybersecurity incidents that may involve data we share with them or rely on them to provide to us with respect to timely notification and access to personnel and information concerning an incident, which may complicate our efforts to resolve any issues that arise. Third parties on whom we rely for our business operations, products, and services have and could in the future experience cybersecurity incidents that may impede their ability to deliver or provide to us business operations, products, or services. As a result, we are subject to the risk that the activities associated with our third-party service providers and partners will adversely affect our business, even if the cybersecurity incident does not directly impact our systems or information.

Additionally, these risks are also present in acquired businesses, joint ventures or companies that we invest in or with whom we partner and over which we do not yet, or will not have, direct control. Such businesses may use separate information systems or have not yet been fully integrated into our information systems.

If we fail to comply with data privacy and personal data protection laws and emerging cybersecurity laws, we could be subject to adverse publicity, government enforcement actions and/or private litigation, which may negatively impact our business and operating results.

We receive, process, transmit and store information relating to certain identified or identifiable individuals (“personal data”), including customers, partners, and current and former employees, in the ordinary course of business. As a result, we are subject to various U.S. and international laws and regulations relating to personal data. These laws are subject to change, and new personal data or cybersecurity legislation and/or regulations may be enacted in other jurisdictions at any time. In the European Union, the General Data Protection Regulation (“GDPR”) includes operational requirements for companies within scope who receive or otherwise process personal data of residents of data subjects (which may not necessarily be limited to those who are residents of the European Union) and includes significant penalties for noncompliance. Additionally, privacy and data protection laws and regulations have been adopted or are being considered by various U.S. states. These laws and regulations impose operational requirements, including disclosures to consumers about personal data practices, opt-out and consent choices and required contractual terms with certain third parties, as well as obligations to provide notice to individuals, third parties, and/or regulators in the event of certain cybersecurity incidents involving personal data. In China, for instance, the Personal Information Protection Law also imposes requirements on the collection, use, and cross-border transfer of personal information, and noncompliance may result in penalties and operational restrictions.

These laws and regulations, as well as changes and new laws and regulations that apply to personal data and cybersecurity practices, subject the Company to, among other things, additional costs and may require changes to our business practices, security systems, policies, and procedures. Inquiries from regulators and/or private litigation regarding our use and protection of personal data could harm our reputation, cause loss of consumer confidence, and subject us to government enforcement actions (including fines and injunctions), which may result in potential loss of revenue, increased costs, liability for monetary damages or fines and/or criminal prosecution, thereby negatively impacting our business and operating results.

Financial Risks

Fluctuations in our effective tax rate could adversely affect our financial condition and results of operations.

We are subject to income and other taxes in both the U.S. and certain foreign jurisdictions. Therefore, we are subject to audits for multiple tax years in various jurisdictions at once.

We are in various stages of examination with certain states and certain foreign jurisdictions. Our 2022 through 2025 U.S. federal income tax returns are subject to examination by the IRS. Our state income tax returns are generally subject to examination for the 2021 through 2025 tax years. The United Kingdom and Ireland income tax returns are subject to examination for the 2021 through 2025 tax years.

At any given time, events may occur which change our expectation about how any such tax audits will be resolved, and thus, there could be significant variability in our quarterly and/or annual tax rates, because these events may change our plans for uncertain tax positions.

Changes in U.S. tax laws as a result of legislation proposed by the U.S. presidential administration or U.S. Congress could affect our provision for income taxes, resulting in an adverse impact on our financial condition or results of operations. For example, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”), which includes a broad range of tax reform provisions, was enacted in the United States. We cannot guarantee that it will not affect our financial condition or results of operations in the future. In addition, changes in the manner in which U.S. multinational corporations are taxed on foreign earnings, including changes in how existing tax laws are interpreted or enforced, could adversely affect our financial condition or results of operations. For example, the Organization for Economic Cooperation and Development (“OECD”) has recommended changes to numerous long-standing international tax principles through its base erosion and profit shifting (“BEPS”) project and, as recently as early January 2026, has agreed upon an OECD BEPS global minimum tax framework. These changes, to the extent adopted, may increase tax uncertainty, result in higher compliance costs and adversely affect our provision for income taxes, results of operations and/or cash flow. In connection with the OECD’s BEPS project, companies are required to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny of profits earned in various countries. Economic and political pressures to increase tax revenues in jurisdictions in which we operate, or the adoption of new or reformed tax legislation or regulation, may make resolving tax disputes more difficult, and the final resolution of tax audits and any related litigation could differ from our historical provisions and accruals, resulting in an adverse impact on our financial condition or results of operations.

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

We may be required to record a charge to earnings during the period in which we determine that our intangible assets have been impaired. Any such charge would adversely impact our results of operations. As of December 31, 2025, our goodwill totaled approximately $1.33 billion and other intangible assets totaled approximately $1.38 billion. For the year ended December 31, 2025, we recorded $38.4 million of impairment charges related to certain finite-lived intangible assets in the Alcohol Brands segment.

Fluctuations in foreign currency exchange rates may adversely affect our operating results.

We are exposed to foreign currency exchange rate risk with respect to our sales, expenses, profits, assets and liabilities denominated in currencies other than the U.S. dollar. We enter into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. We have not used instruments to hedge against all foreign currency risks and are therefore not protected against all foreign currency fluctuations. As a result, our reported earnings are, and may continue to be, affected by changes in foreign currency exchange rates. Moreover, any favorable impacts to profit margins or financial results from fluctuations in foreign currency exchange rates are likely to be unsustainable over time. The current relative strength of the U.S. dollar has impacted our results of operations.

For the years ended December 31, 2025, 2024 and 2023, aggregate foreign currency transaction gains (losses), including the gains or losses on forward currency exchange contracts, amounted to $(11.9) million, $(26.4) million and $(60.2) million, respectively.

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

Global economic uncertainties, including highly inflationary economies and foreign currency exchange rates and rising interest rates, affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. There can be no assurance that economic improvements will occur, would be sustainable, or would enhance conditions in markets relevant to us. In addition, we cannot predict the duration and severity of disruptions in any of our markets or the impact they may have on our customers or business, as our expansion outside of the United States has increased our exposure to any developments or crises in African, Asian, Central and South American, European, Middle Eastern and other international markets. Moreover, geopolitical tensions have created, and may continue to create, supply chain and financial risk due to our reliance on aluminum for packaging and the potential for increased costs due to tariffs or shortages.

Unfavorable economic conditions and financial uncertainties, including economic slowdowns and recessions, and unstable political conditions, including civil unrest and governmental changes, in our major markets could undermine global consumer confidence and reduce consumers’ purchasing power, thereby reducing demand for our products. The U.S. federal government has shut down multiple times in recent years, in some cases for prolonged periods, and may shut down again in the future, which could significantly impact business and economic conditions. The foregoing also includes the impact of several elections worldwide and the resulting policy shifts, the impact of new policies implemented by the U.S. or other jurisdictions particularly with respect to tax and trade policies, including tariffs, and the impact of sanctions and related activities by the U.S., European Union, or other jurisdictions and any increased economic uncertainty and volatility in commodity prices that it poses.

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

Volatility of our stock price may restrict sale opportunities.

Our stock price is affected by a number of factors, including stockholder expectations, financial results, the introduction of new products by us and our competitors, general economic and market conditions such as inflation, estimates and projections by the investment community and public comments by other parties, as well as many other factors, including litigation, many of which are beyond our control. We do not provide guidance on our future performance, including, but not limited to, our revenues, margins, product mix, operating expenses, net income, or earnings per share. We may be unable to achieve analysts’ net revenue and/or earnings forecasts, which are based on their own projected revenues, sales volumes and sales mixes of many product types and/or new products, certain of which are more profitable than others, as well as their own estimates of gross margin and operating expenses. There can be no assurance that we will achieve any such projected levels or mix of product sales, revenues, gross margins, operating profits, net income and/or earnings per share. As a result, our stock price is subject to significant volatility, and stockholders may not be able to sell our stock at attractive prices. In addition, periods of volatility in the market price of our stock could result in the initiation of securities class action litigation against us. During the fiscal year ended December 31, 2025, the high of our stock price was $78.31 and the low was $45.70.

Our investments are subject to risks which may cause losses and affect the liquidity of such investments.

At December 31, 2025, we had $2.09 billion in cash and cash equivalents, $677.1 million in short-term investments and $487.3 million in long-term investments, including commercial paper, certificates of deposit, municipal securities, U.S. treasuries and corporate bonds. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. These risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.CYBERSECURITY

Our Board recognizes the importance of maintaining the trust and confidence of our customers, consumers, employees, partners, and other stakeholders and oversees cybersecurity matters. Management plays a central role in our cybersecurity program, which is a critical component of our enterprise risk management and includes the implementation of controls generally aligned with industry best practices and applicable frameworks to identify threats, deter attacks and protect our Company assets. We also include cybersecurity training as part of our mandatory, periodic employee training program. In addition, we engage a range of cybersecurity experts, including cybersecurity auditors, assessors, and consultants, in evaluating and testing our security controls and processes. These partnerships enable us to leverage specialized knowledge and insights to align our cybersecurity strategies and processes with industry best practices. Our collaboration with these third parties includes regular audits, threat assessments, and consultations on potential security enhancements.

Our Chief Information Officer and his team are responsible for leading our cybersecurity strategy, policy, standards, architecture, and processes. Our cybersecurity leadership team has more than 40 years of combined experience in cyber and information security matters. Our cybersecurity program is also supported by our Chief Compliance Officer and other members of senior management. We conduct periodic reviews of our program by internal and external experts with the results of those reviews reported to senior management and the Board. Moreover, pursuant to our Audit Committee Charter, as amended and restated, the Audit Committee of our Board (the “Audit Committee”) reviews our cybersecurity matters with our Chief Information Officer at each of its quarterly meetings. We have procedures in place for addressing potential cybersecurity risks when selecting and managing our relationships with third-party service providers and other business partners. For example, we require certain third-party service providers and other business partners to provide us with SOC II reports that demonstrate alignment with data and cybersecurity standards. We also actively engage with industry participants as part of our continuing efforts to evolve our cybersecurity governance.

Our cybersecurity team promptly informs our Incident Response Team of potentially material cybersecurity incidents, including with respect to such incidents involving our third-party service providers. The Chief Information Officer briefs our Chief Executive Officer and reports to the Audit Committee. The Audit Committee, in turn and if appropriate, briefs the Board on, among other matters, potentially material cybersecurity incidents, our cyber risks and threats, the status of projects to strengthen our enterprise systems (such as employee cybersecurity training), an assessment of the cybersecurity program, and the emerging threat landscape. The Cybersecurity and Compliance Steering Committee, comprised of senior members of management, convenes on a quarterly basis to review matters related to strengthening our cybersecurity posture and providing cybersecurity governance.

As of the date of this filing, we have not identified any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, there can be no assurance that we, or our third-party service providers and other business partners, will not experience a cybersecurity threat or incident in the future that could materially adversely affect our business strategy, results of operations, or financial condition. For additional discussion regarding cybersecurity risks and potential related impacts on us, see “Part I, Item 1A – Risk Factors – Our use of information technology exposes us to the risk of cybersecurity incidents and other interruptions that could disrupt our business operations and adversely impact our reputation and results of operations,” “Cybersecurity incidents, business interruptions, and compliance issues experienced by third parties could materially and adversely affect our financial condition, results of operation and cash flows” and “If we fail to comply with data privacy and personal data protection laws and emerging cybersecurity laws, we could be subject to adverse publicity, government enforcement actions and/or private litigation, which may negatively impact our business and operating results.”

ITEM 2.PROPERTIES

As of February 13, 2026, our principal properties include the following:

●	Our owned corporate headquarters located in Corona, California, consist of (i) a free-standing, six-story building (LEED Gold and ENERGY STAR certified), (ii) a three-story parking structure and storage facility, which houses our quality control laboratory, (iii) a free-standing, three-story building (currently pursuing ENERGY STAR certification), (iv) a free-standing, single-story building and (v) a free-standing, two-story building;
●	Our owned Southern California warehouse and distribution center is located in Rialto, California, which is LEED certified;
●	Our owned beverage production facilities in Phoenix, Arizona, and Norwalk, California, where we manufacture certain of our energy drink products;
●	Our two owned office buildings located in Uxbridge, United Kingdom;
●	Our manufacturing plants and adjoining land in Athy, County Kildare, Ireland, which produces certain ingredients, including flavors, for certain of our international markets; and
●	Our production facility in San Fernando, California, which produces certain ingredients, including flavors, for our U.S. market and certain of our international markets.

In addition, we lease many smaller office and/or warehouse/manufacturing spaces, both domestically and in certain international locations.

ITEM 3.LEGAL PROCEEDINGS

From time to time in the normal course of business, the Company is named in litigation, including mediation, arbitration, administrative proceedings, labor and employment matters, personal injury matters, consumer class actions, intellectual property matters, data privacy matters, and claims, including from prior distributors. Although it is not possible to predict the ultimate outcome of such litigation, based on the facts known to the Company, management believes that such litigation in aggregate will likely not have a material adverse effect on the Company’s financial position or results of operations.

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, and any related insurance reimbursements. As of December 31, 2025 and 2024, $36.2 million and $16.8 million, respectively, of loss contingencies were included in the Company’s accompanying consolidated balance sheets.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

The Company’s common stock trades on the Nasdaq Global Select Market under the symbol, “MNST”. As of February 13, 2026, there were 978,270,734 shares of the Company’s common stock outstanding held by approximately 185 holders of record. The holders of record do not include those stockholders whose shares are held of record by banks, brokers and other financial institutions.

Stock Price and Dividend Information

We have not paid cash dividends to our stockholders since our inception and do not anticipate paying cash dividends in the foreseeable future.

Share Repurchase Programs

On August 19, 2024, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to an additional $500.0 million of the Company’s outstanding common stock (the “August 2024 Repurchase Plan”). During the year ended December 31, 2025, no shares were repurchased under the August 2024 Repurchase Plan. As of February 26, 2026, $500.0 million remained available for repurchase under the August 2024 Repurchase Plan.

The aggregate amount of the Company’s outstanding common stock that remains available for repurchase under all previously authorized repurchase plans is $500.0 million as of February 26, 2026.

During the year ended December 31, 2025, 1.5 million shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $103.6 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying consolidated balance sheet at December 31, 2025.

The following tabular summary reflects the Company’s repurchase activity during the quarter ended December 31, 2025.

				Maximum Number (or
				Approximate Dollar
			Total Number of	Value) of Shares that
			Shares Purchased	May Yet Be Purchased
	Total Number		as Part of Publicly	Under the Plans or
	of Shares	Average Price	Announced Plans	Programs
Period	Purchased[1]	per Share	or Programs[2]	(In thousands)
Oct 1 – Oct 31, 2025	471	$67.53	—	$500,000
Nov 1 – Nov 30, 2025	812,753	$73.45	—	$500,000
Dec 1 – Dec 31, 2025	—	$—	—	$500,000
Total	813,224	$73.44	—	$500,000

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

Performance Graph

The following graph shows a five-year comparison of cumulative total returns:1

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
$250
$200
$150
$100
$50
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Monster Beverage Corporation
S&P 500 Index
Peer Group

1Annual return assumes reinvestment of dividends. Cumulative total return assumes an initial investment of $100 on December 31, 2020. The Company’s self-selected peer group is comprised of TCCC, Keurig Dr. Pepper Inc., Constellation Brands, Inc., Molson Coors Beverage Company and PepsiCo, Inc.

ITEM 6.[RESERVED]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following MD&A is provided as a supplement to – and should be read in conjunction with – our financial statements and the accompanying notes (“Notes”) included in Part II, Item 8 of this Form 10-K. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements. See “Forward-Looking Statements” and “Part I, Item 1A – Risk Factors.”

This overview provides our perspective on the individual sections of MD&A. MD&A includes the following sections:

●	Pricing Actions – a discussion of certain pricing actions implemented during 2025 and 2024;
●	Our Business – a general description of our business, the value drivers of our business, and opportunities and risks facing our Company, stock repurchases, acquisitions and divestitures;
●	Results of Operations – an analysis of our consolidated results of operations for the years ended December 31, 2025 and 2024;
●	Sales – details of our sales measured on a quarterly basis in both dollars and cases;
●	Inflation – information about the impact that inflation may or may not have on our results;
●	Liquidity and Capital Resources – an analysis of our cash flows, sources and uses of cash and contractual obligations;
●	Accounting Policies and Pronouncements – a discussion of accounting policies that require critical judgments and estimates including newly issued accounting pronouncements;

●	Forward-Looking Statements – cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from the Company’s historical results or our current expectations or projections; and
●	Market Risks – information about market risks and risk management. (See “Forward-Looking Statements” and “Part II, Item 7A – Qualitative and Quantitative Disclosures about Market Risk”).

Pricing Actions

We implemented price increases in the fourth quarters of fiscal years 2025 and 2024 (for core brands and packages) in the United States and at various times in certain international markets during 2025 and 2024 (collectively, the “Pricing Actions”). The Pricing Actions positively impacted gross profit margins in 2025 as compared to 2024.

Liquidity and Capital Resources

As of the date of this filing, we expect to maintain sufficient liquidity as described in the “Liquidity and Capital Resources” section below.

Our Business

Overview

We develop, market, sell and distribute energy drink beverages and concentrates for energy drink beverages, primarily under the following brand names:

● Monster Energy® ● Monster Energy Ultra® ● Rehab Monster® ● Monster Energy® Nitro ● Java Monster® ● Punch Monster® ● Juice Monster® ● Reign Total Body Fuel® ● Reign Storm® ● Bang Energy® ● NOS® ● Full Throttle®	● Burn® ● Mother® ● Nalu® ● Ultra Energy® ● Play® and Power Play® (stylized) ● Relentless® ● BPM® ● BU® ● Samurai® ● Live+® ● Predator® ● Fury®

We also develop, market, sell and distribute craft beers, FMBs and hard seltzers under a number of brands, including Jai Alai® IPA, Florida Man® IPA, Dale’s Pale Ale®, Wild Basin® Hard Seltzers, Dallas Blonde®, Deep EllumTM IPA, Perrin Brewing Company® Black Ale, Hop Rising® Double IPA, Wasatch® Apricot Hefeweizen, The BeastTM, Beast® Tea, Blind Lemon®, Blinder LemonTM and other brands.

Our net sales of $8.29 billion for the year ended December 31, 2025 represented record annual net sales. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $3.0 million for the year ended December 31, 2025. Net sales on a foreign currency adjusted basis increased 10.7% for the year ended December 31, 2025.

The vast majority of our net sales are derived from our Monster Energy® Drinks segment. Our Monster Energy® Drinks segment represented 92.4% and 91.6% of our net sales for the years ended December 31, 2025 and 2024, respectively. Our Strategic Brands segment represented 5.7% and 5.8% of our net sales for the years ended December 31, 2025 and 2024, respectively. Our Alcohol Brands segment represented 1.6% and 2.3% of our net sales for the years ended December 31, 2025 and 2024, respectively. Our Other segment represented 0.3% of our net sales for both years ended December 31, 2025 and 2024.

Net changes in foreign currency exchange rates had an unfavorable impact on net sales in the Monster Energy® Drinks segment of approximately $2.5 million for the year ended December 31, 2025. Net changes in foreign currency exchange rates had an unfavorable impact on net sales in the Strategic Brands segment of approximately $0.5 million for the year ended December 31, 2025.

Our growth strategy includes further developing our domestic markets and expanding our international business. Net sales to customers outside the United States were $3.44 billion and $2.96 billion for the years ended December 31, 2025 and 2024, respectively. Such sales were approximately 41% and 40% of net sales for the years ended December 31, 2025 and 2024, respectively. Net changes in foreign currency exchange rates had an unfavorable impact on net sales to customers outside of the United States of approximately $3.0 million for the year ended December 31, 2025. Net sales to customers outside the United States, on a foreign currency adjusted basis, increased 16.2% for the year ended December 31, 2025.

Our non-alcohol customers are primarily full service beverage bottlers/distributors, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience and gas chains, drug stores, foodservice customers, value stores, e-commerce retailers and the military. Our alcohol customers are primarily beer distributors who in turn sell to retailers within the alcohol distribution system. Percentages of our gross billings to our various customer types for the years ended December 31, 2025, 2024 and 2023 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such bottlers/distributors’ sales to their own customers.

	2025	2024	2023
U.S. full service bottlers/distributors	45%	46%	47%
International full service bottlers/distributors	43%	41%	40%
Club stores and e-commerce retailers	8%	8%	8%
Retail grocery, direct convenience, specialty chains and wholesalers	2%	2%	2%
Alcohol, value stores and other	2%	3%	3%

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

Coca-Cola Europacific Partners accounted for approximately 15%, 14% and 13% of our net sales for the years ended December 31, 2025, 2024 and 2023, respectively.

Coca-Cola Consolidated, Inc. accounted for approximately 10% of our net sales for each of the years ended December 31, 2025, 2024 and 2023.

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

Net sales, gross profit, operating income, net income and net income per share represent key measurements of the above value drivers. These measurements will continue to be a key management focus in 2026 and beyond (See “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations”).

As of December 31, 2025, the Company had working capital of $3.91 billion compared to $2.54 billion as of December 31, 2024. The increase in working capital was primarily the result of the increase in cash and cash equivalents and short-term investments. For the year ended December 31, 2025, our net cash provided by operating activities was approximately $2.10 billion as compared to $1.93 billion for the year ended December 31, 2024. Principal uses of cash flows in 2025 were purchases of available-for-sale investments, property and equipment and payments on the Credit Facilities (as defined below). Principal uses of cash flows are expected to be purchases of investments, our common stock, and property and equipment, with these expected to remain our principal recurring use of cash and working capital funds in the foreseeable future (See “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”).

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

We recognize that obesity and alcohol abuse and misuse are complex and serious public health problems. Our commitment to consumers begins with our broad product line and a wide selection of diet, light and low-calorie beverages within our product lines. We continuously strive to meet changing consumer needs through beverage innovation, choice and variety. (See “Part I, Item 1A – Risk Factors”).

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

In addition, other key challenges and risks that could impact our Company’s future financial results include, but are not limited to:

●	the risks associated with the realization of benefits from our relationship with TCCC;
●	profitable expansion and growth of our family of brands in the competitive market place (See “Part I, Item 1 – Business – Competition” and “Part I, Item 1 – Business – Sales and Marketing”);
●	changes in consumer preferences and demand for our products;
●	the emergence of new subcategories within the energy and/or alcohol beverage sectors that we fail (or are late) to successfully react to;
●	economic uncertainty in the United States, Europe and other countries in which we operate;
●	the risks associated with foreign currency exchange rate fluctuations;
●	maintenance of our brand image, product quality and corporate reputation;
●	increasing concern over various environmental, human rights and health matters, including obesity, caffeine and/or alcohol consumption and energy and/or alcohol drinks generally, and changes in regulation and consumer preferences in response to those concerns;
●	costs of establishing and promoting our brands internationally;
●	the risks associated with entering into new sectors in the beverage industry, in particular the alcohol beverage sector, and making acquisitions to implement our growth strategy;
●	increases in costs of raw materials used by us;

●	restrictions on imports and sources of supply, duties or tariffs, changes in related government regulations and disruptions in the timely import or export of our products and/or ingredients including flavors, flavor ingredients and supplement ingredients, due to port strikes and/or port congestion, delays due to natural disasters, pandemics, related labor issues or other importation impediments;
●	protection of our existing intellectual property portfolio of trademarks and copyrights and our continuous pursuit to develop and protect new and innovative trademarks and copyrights for our expanding product lines;
●	limitations on available quantities of aluminum cans, other packaging materials and ingredients;
●	limitations on co-packing availability and in particular, consolidation in the co-packing industry;
●	increases in ocean and domestic fuel and freight rates; and
●	the imposition of additional regulations, including regulations restricting the sale of energy or alcohol drinks, limiting caffeine or alcohol content in beverages, requiring product labeling and/or warnings, imposing excise taxes and/or sales taxes, and/or limiting product size and/or age restrictions.

See “Part I, Item 1A – Risk Factors” and “Forward-Looking Statements” for additional information about risks and uncertainties facing our Company.

We believe that the following opportunities exist for us:

●	domestic and international growth potential of our products;
●	growth potential of the energy drink and alcohol beverage categories, both domestically and internationally;
●	growth potential of the affordable energy drink category;
●	planned and future new product and product line introductions with the objective of increasing sales and/or contributing to higher profitability;
●	the introduction of new package formats designed to generate strong revenue growth;
●	package, pricing and channel opportunities to increase profitable growth;
●	effective strategic positioning to capitalize on industry growth;
●	broadening distribution/expansion opportunities in both domestic and international markets;
●	launching our existing and/or new products into new domestic and international markets and channels; and
●	continued focus on reducing our cost base.

Results of Operations

This section of the Annual Report on Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. A detailed discussion of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

The following table sets forth key statistics for the years ended December 31, 2025, 2024 and 2023, respectively.

				Percentage	Percentage
				Change	Change
(In thousands, except per share amounts)	2025	2024	2023	25 vs. 24	24 vs. 23
Net sales[1]	$8,294,343	$7,492,709	$7,140,027	10.7%	4.9%
Cost of sales	3,662,148	3,443,831	3,345,821	6.3%	2.9%
Gross profit*[1]	4,632,195	4,048,878	3,794,206	14.4%	6.7%
Gross profit as a percentage of net sales	55.8%	54.0%	53.1%

Operating expenses	2,212,841	2,118,584	1,840,851	4.4%	15.1%
Operating expenses as a percentage of net sales	26.7%	28.3%	25.8%

Operating income[1]	2,419,354	1,930,294	1,953,355	25.3%	(1.2)%
Operating income as a percentage of net sales	29.2%	25.8%	27.4%

Interest and other income, net	63,175	59,165	115,127	6.8%	(48.6)%

Income before provision for income taxes[1]	2,482,529	1,989,459	2,068,482	24.8%	(3.8)%

Provision for income taxes	577,097	480,411	437,494	20.1%	9.8%
Income taxes as a percentage of income before taxes	23.2%	24.1%	21.2%

Net income[1]	$1,905,432	$1,509,048	$1,630,988	26.3%	(7.5)%
Net income as a percentage of net sales	23.0%	20.1%	22.8%

Net income per common share:
Basic	$1.95	$1.50	$1.56	30.0%	(3.8)%
Diluted	$1.94	$1.49	$1.54	29.9%	(3.4)%

Energy Drink case sales (in thousands) (in 192‑ounce case equivalents)	958,955	846,663	769,241	13.3%	10.1%

1Includes $40.0 million, $39.9 million and $40.0 million for the years ended December 31, 2025, 2024 and 2023, respectively, related to the recognition of deferred revenue.

*Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses. We include out-bound freight and warehouse costs in operating expenses rather than in cost of sales.

Net Sales

Net sales were $8.29 billion for the year ended December 31, 2025, an increase of approximately $801.6 million, or 10.7% higher than net sales of $7.49 billion for the year ended December 31, 2024. Net sales increased primarily due to increased worldwide sales of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $3.0 million for the year ended December 31, 2025. Net sales on a foreign currency adjusted basis increased 10.7% for the year ended December 31, 2025.

Net sales for the Monster Energy® Drinks segment were $7.67 billion for the year ended December 31, 2025, an increase of approximately $801.3 million, or 11.7% higher than net sales of $6.86 billion for the year ended December 31, 2024. Net sales for the Monster Energy® Drinks segment increased primarily due to increased worldwide sales of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had an unfavorable impact on net sales for the Monster Energy® Drinks segment of approximately $2.5 million for the year ended December 31, 2025. Net sales for the Monster Energy® Drinks segment on a foreign currency adjusted basis increased 11.7% for the year ended December 31, 2025.

Net sales for the Strategic Brands segment were $468.7 million for the year ended December 31, 2025, an increase of approximately $36.5 million, or 8.4% higher than net sales of $432.2 million for the year ended December 31, 2024. Net sales for the Strategic Brands segment increased primarily due to increased worldwide sales of our Predator®, Burn® and NOS® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had an unfavorable impact on net sales of approximately $0.5 million for the Strategic Brands segment for the year ended December 31, 2025. Net sales for the Strategic Brands segment on a foreign currency adjusted basis increased 8.5% for the year ended December 31, 2025. Net sales of concentrates within the Strategic Brands segment tend to have more pronounced fluctuations from period to period as compared to net sales of our finished goods within the Monster Energy® Drinks segment primarily as a result of bottler production schedules.

Net sales for the Alcohol Brands segment were $134.7 million for the year ended December 31, 2025, a decrease of approximately $37.6 million, or 21.8% lower than net sales of $172.3 million for the year ended December 31, 2024. The decrease in net sales for the year ended December 31, 2025 was primarily due to decreased sales of the Beast® Tea and The BeastTM product lines.

Net sales for the Other segment were $25.0 million for the year ended December 31, 2025, an increase of approximately $1.5 million, or 6.2% higher than net sales of $23.6 million for the year ended December 31, 2024.

Case sales for our energy drink products, in 192-ounce case equivalents, were 959.0 million cases for the year ended December 31, 2025, an increase of approximately 112.3 million cases or 13.3% higher than case sales of 846.7 million cases for the year ended December 31, 2024. The overall average net sales per case for our energy drink products (excluding net sales of Alcohol Brands and Other segments) decreased to $8.48 for the year ended December 31, 2025, which was 1.6% lower than the average net sales per case of $8.62 for the year ended December 31, 2024. The decrease in overall average net sales per case for our energy drink products for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to adverse changes in foreign currency exchange rates as well as geographical sales mix.

Case sales for our craft beers, FMBs and hard seltzers in 192-ounce equivalents, were 9.7 million cases for the year ended December 31, 2025, a decrease of approximately 2.8 million cases or 22.6% lower than case sales of 12.5 million cases for the year ended December 31, 2024. Barrel sales for our craft beers, FMBs and hard seltzers in 31 U.S. gallon equivalents, were 0.47 million barrels for the year ended December 31, 2025, a decrease of approximately 0.14 million barrels or 22.6% lower than barrel sales of 0.60 million barrels for the year ended December 31, 2024.

Gross Profit

Gross profit was $4.63 billion for the year ended December 31, 2025, an increase of approximately $583.3 million, or 14.4% higher than the gross profit of $4.05 billion for the year ended December 31, 2024. The increase in gross profit dollars was primarily the result of the increase in net sales.

Gross profit as a percentage of net sales increased to 55.8% for the year ended December 31, 2025 from 54.0% for the year ended December 31, 2024. The increase for the year ended December 31, 2025 was primarily the result of the Pricing Actions and supply chain optimization, partially offset by higher promotional allowances and geographical sales mix.

Operating Expenses

Total operating expenses were $2.21 billion for the year ended December 31, 2025, an increase of approximately $94.3 million, or 4.4% higher than total operating expenses of $2.12 billion for the year ended December 31, 2024.

Operating expenses for the years ended December 31, 2025 and 2024, included impairment charges of $53.7 million and $138.8 million, respectively, related to the Alcohol Brands segment. The Alcohol Brands segment impairment charges relate primarily to certain finite-lived intangible assets as well as property and equipment for the year ended December 31, 2025. The Alcohol Brands segment impairment charges relate primarily to goodwill and to certain other indefinite-lived intangible assets as well as property and equipment for the year ended December 31, 2024.

The increase in operating expenses for the year ended December 31, 2025 was primarily due to increased payroll expenses of $80.4 million. Operating expenses as a percentage of net sales for the years ended December 31, 2025 and 2024 were 26.7% and 28.3%, respectively.

Operating Income

Operating income was $2.42 billion for the year ended December 31, 2025, an increase of approximately $489.1 million, or 25.3% higher than operating income of $1.93 billion for the year ended December 31, 2024. Operating income as a percentage of net sales increased to 29.2% for the year ended December 31, 2025 from 25.8% for the year ended December 31, 2024.

Operating income was $659.3 million and $536.3 million for the years ended December 31, 2025 and 2024, respectively, for our international operations, exclusive of Canada.

Operating income for the Monster Energy® Drinks segment, exclusive of corporate and unallocated expenses, was $2.98 billion for the year ended December 31, 2025, an increase of approximately $514.0 million, or 20.9% higher than operating income of $2.46 billion for the year ended December 31, 2024. The increase in operating income for the Monster Energy® Drinks segment was primarily the result of an increase in net sales.

Operating income for the Strategic Brands segment, exclusive of corporate and unallocated expenses, was $240.8 million for the year ended December 31, 2025, an increase of approximately $7.0 million, or 3.0% higher than operating income of $233.8 million for the year ended December 31, 2024. The increase in operating income for the Strategic Brands segment was primarily the result of an increase in net sales.

Operating loss for the Alcohol Brands segment, exclusive of corporate and unallocated expenses, was $127.0 million for the year ended December 31, 2025, a decrease of approximately $73.4 million, or 36.6% lower than operating loss of $200.3 million for the year ended December 31, 2024. The decrease in operating loss for the Alcohol Brands segment for the year ended December 31, 2025 was primarily the result of a decrease in the Alcohol Brands segment impairment charges. Operating loss for the Alcohol Brands segment, exclusive of the Alcohol Brands segment impairment charges and corporate and unallocated expenses, was $73.3 million and $61.6 million for the years ended December 31, 2025 and 2024, respectively.

Operating income for the Other segment, exclusive of corporate and unallocated expenses, was $3.4 million for the year ended December 31, 2025, a decrease of approximately $1.2 million, or 25.9% lower than operating income of $4.6 million for the year ended December 31, 2024.

Interest and Other Income, net

Interest and other income, net, was $63.2 million for the year ended December 31, 2025, as compared to interest and other income, net, of $59.2 million for the year ended December 31, 2024. Interest income was $85.2 million and $115.0 million for the years ended December 31, 2025 and 2024, respectively. Interest expense was $6.6 million and $27.9 million for the years ended December 31, 2025 and 2024, respectively. Foreign currency transaction gains (losses) were $(11.9) million and $(26.4) million for the years ended December 31, 2025 and 2024, respectively.

Provision for Income Taxes

Provision for income taxes was $577.1 million for the year ended December 31, 2025, an increase of $96.7 million, or 20.1% higher than the provision for income taxes of $480.4 million for the year ended December 31, 2024. The effective combined federal, state and foreign tax rate was 23.2% and 24.1% for the years ended December 31, 2025 and 2024, respectively. The decrease in the effective tax rate was primarily attributable to an increase in the stock-based compensation deduction for the year ended December 31, 2025.

Net Income

Net income was $1.91 billion for the year ended December 31, 2025, an increase of $396.4 million, or 26.3% higher than net income of $1.51 billion for the year ended December 31, 2024.

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

Non-GAAP Financial Measures and Other Key Metrics

Gross Billings**

Gross billings were $9.83 billion for the year ended December 31, 2025, an increase of approximately $1.09 billion, or 12.5% higher than gross billings of $8.74 billion for the year ended December 31, 2024. Net changes in foreign currency exchange rates had a favorable impact on gross billings of approximately $8.2 million for the year ended December 31, 2025. Gross billings on a foreign currency adjusted basis increased 12.4% for the year ended December 31, 2025.

Gross billings for the Monster Energy® Drinks segment were $9.12 billion for the year ended December 31, 2025, an increase of approximately $1.07 billion, or 13.3% higher than gross billings of $8.04 billion for the year ended December 31, 2024. Gross billings for the Monster Energy® Drinks segment increased primarily due to increased worldwide sales of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had a favorable impact on gross billings for the Monster Energy® Drinks segment of approximately $8.9 million for the year ended December 31, 2025. Gross billings for the Monster Energy® Drinks segment on a foreign currency adjusted basis increased 13.2% for the year ended December 31, 2025.

Gross billings for the Strategic Brands segment were $545.4 million for the year ended December 31, 2025, an increase of $54.5 million, or 11.1% higher than gross billings of $490.8 million for the year ended December 31, 2024. Gross billings for the Strategic Brands segment increased primarily due to increased sales of our Predator®, Burn® and NOS® brand energy drinks. Net changes in foreign currency exchange rates had an unfavorable impact on gross billings in the Strategic Brands segment of approximately $0.7 million for the year ended December 31, 2025. Gross billings for the Strategic Brands segment on a foreign currency adjusted basis increased 11.3% for the year ended December 31, 2025.

Gross billings for the Alcohol Brands segment were $139.8 million for the year ended December 31, 2025, a decrease of $37.0 million, or 20.9% lower than gross billings of $176.8 million for the year ended December 31, 2024. The decrease in gross billings for the year ended December 31, 2025 was primarily due to decreased sales of the Beast® Tea and The BeastTM product lines.

Gross billings for the Other segment were $25.2 million for the year ended December 31, 2025, an increase of $1.6 million, or 6.5% higher than gross billings of $23.7 million for the year ended December 31, 2024.

Promotional allowances, commissions and other expenses, as described in the footnote below, were $1.57 billion for the year ended December 31, 2025, an increase of $290.5 million, or 22.6% higher than promotional allowances, commissions and other expenses of $1.28 billion for the year ended December 31, 2024. Promotional allowances as a percentage of gross billings were 16.0% and 14.7% for the years ended December 31, 2025 and 2024, respectively.

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

The following table reconciles the non-GAAP financial measure of gross billings with the most directly comparable GAAP financial measure of net sales:

				Percentage	Percentage
				Change	Change
(In thousands)	2025	2024	2023	25 vs. 24	24 vs. 23
Gross Billings	$9,827,659	$8,735,661	$8,229,709	12.5%	6.1%
Deferred Revenue	40,027	39,935	39,955	0.2%	(0.1)%
Less: Promotional allowances, commissions and other expenses***	(1,573,343)	(1,282,887)	(1,129,637)	22.6%	13.6%
Net Sales	$8,294,343	$7,492,709	$7,140,027	10.7%	4.9%

***Although the expenditures described in this line item are determined in accordance with GAAP and meet GAAP requirements, the presentation thereof does not conform to GAAP presentation requirements. Additionally, our definition of promotional and other allowances may not be comparable to similar items presented by other companies. Promotional and other allowances for our energy drink products primarily include consideration given to our non-alcohol bottlers/distributors or retail customers including, but not limited to the following: (i) discounts granted off list prices to support price promotions to end-consumers by retailers; (ii) reimbursements given to our bottlers/distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products; (iii) our agreed share of fees given to bottlers/distributors and/or directly to retailers for advertising, in-store marketing and promotional activities; (iv) our agreed share of slotting, shelf space allowances and other fees given directly to retailers, club stores and/or wholesalers; (v) incentives given to our bottlers/distributors and/or retailers for achieving or exceeding certain predetermined sales goals; (vi) discounted or free products; (vii) contractual fees given to our bottlers/distributors related to sales made by us direct to certain customers that fall within the bottlers’/distributors’ sales territories; and (viii) certain commissions paid based on sales to our bottlers/distributors. The presentation of promotional and other allowances facilitates an evaluation of their impact on the determination of net sales and the spending levels incurred or correlated with such sales. Promotional and other allowances for our energy drink products constitute a material portion of our marketing activities. Our promotional allowance programs for our energy drink products with our numerous bottlers/distributors and/or retailers are executed through separate agreements in the ordinary course of business. These agreements generally provide for one or more of the arrangements described above and are of varying durations, ranging from one week to one year. The primary drivers of our promotional and other allowance activities for our energy drink products for the years ended December 31, 2025 and 2024 were (i) to increase sales volume and trial, (ii) to address market conditions, and (iii) to secure shelf and display space at retail. Promotional and other allowances for our Alcohol Brands segment primarily include price promotions where permitted.

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

	2025	2024	2023
Net Sales (in Thousands)
Quarter 1	$1,854,558	$1,899,098	$1,698,930
Quarter 2	2,111,593	1,900,597	1,854,961
Quarter 3	2,197,139	1,880,973	1,856,028
Quarter 4	2,131,053	1,812,041	1,730,108
Total	$8,294,343	$7,492,709	$7,140,027

Less: Alcohol Brands and Other segment net sales (in Thousands)
Quarter 1	$(40,678)	$(61,603)	$(50,904)
Quarter 2	(44,379)	(48,567)	(68,384)
Quarter 3	(39,795)	(45,714)	(49,024)
Quarter 4	(34,904)	(39,995)	(40,037)
Total	$(159,756)	$(195,879)	$(208,349)

Adjusted Net Sales (in Thousands)¹
Quarter 1	$1,813,880	$1,837,495	$1,648,026
Quarter 2	2,067,214	1,852,030	1,786,577
Quarter 3	2,157,344	1,835,259	1,807,004
Quarter 4	2,096,149	1,772,046	1,690,071
Total	$8,134,587	$7,296,830	$6,931,678

Energy Drink Case Volume / Sales (in Thousands)
Quarter 1	213,100	211,430	182,444
Quarter 2	249,336	212,194	198,406
Quarter 3	258,387	219,409	203,088
Quarter 4	238,132	203,630	185,303
Total	958,955	846,663	769,241

Energy Drink Adjusted Average Net Sales Per Case
Quarter 1	$8.51	$8.69	$9.03
Quarter 2	8.29	8.73	9.00
Quarter 3	8.35	8.36	8.90
Quarter 4	8.80	8.70	9.12
Total	$8.48	$8.62	$9.01

1Excludes Alcohol Brands segment and Other segment net sales.

The following represents energy drink case sales by segment for the years ended December 31:

(In thousands, except average net sales per case)	2025	2024	2023
Net sales	$8,294,343	$7,492,709	$7,140,027
Less: Alcohol Brands segment sales	(134,720)	(172,313)	(184,855)
Less: Other segment sales	(25,036)	(23,566)	(23,494)
Adjusted net sales[1]	$8,134,587	$7,296,830	$6,931,678

Case sales by segment:[1]
Monster Energy® Drinks	755,743	671,015	632,950
Strategic Brands	203,212	175,648	136,291
Total case sales	958,955	846,663	769,241
Average net sales per case - Energy Drinks	$8.48	$8.62	$9.01

1Excludes Alcohol Brands segment and Other segment net sales.

Net changes in foreign currency exchange rates had an unfavorable impact on both net sales and the overall average net sales per case for the year ended December 31, 2025.

The following represents case sales for our craft beers, FMBs and hard seltzers, in 192-ounce equivalents, for the years ended December 31:

(In thousands, except average net sales per case)	2025	2024	2023
Alcohol Brands segment net sales	$134,720	$172,313	$184,855
Case sales	9,651	12,477	13,131
Average net sales per case - Alcohol Brands	$13.96	$13.81	$14.08

Inflation

Inflation did not have a significant impact on our results of operations for the year ended December 31, 2025. Inflation had an impact on our results of operations for the year ended December 31, 2024, primarily due to domestic inflation as well as inflation related local currency price increases in certain international markets. Inflation did not have a significant impact on our results of operations for the year ended December 31, 2023. To mitigate the impact of inflation, we implemented the Pricing Actions.

Liquidity and Capital Resources

Cash and cash equivalents. As of December 31, 2025, we had $2.09 billion in cash and cash equivalents, $677.1 million in short-term investments, and $487.3 million in long-term investments, including commercial paper, certificates of deposit, municipal securities, U.S. treasuries and corporate bonds. We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical rating organizations) in selecting and maintaining our investments. We regularly assess the market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Of our $2.09 billion of cash and cash equivalents held at December 31, 2025, $1.00 billion was held by our foreign subsidiaries. No short-term or long-term investments were held by our foreign subsidiaries at December 31, 2025.

Long-term debt. In May 2024, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders (the “Original Credit Agreement”), which provided for senior unsecured credit facilities in an aggregate principal amount of $1.50 billion (collectively, the “Credit Facilities”). The Credit Facilities previously consisted of a $750.0 million term loan (the “Term Loan”) and up to $750.0 million in multicurrency revolving loan commitments (the “Revolving Credit Facility”). The Term Loan was repaid in April 2025 with no additional borrowings permitted. In addition, pursuant to Amendment No. 1 to the Original Credit Agreement, dated as of October 17, 2025, among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders (the “Amended Credit Agreement”), the Company’s aggregate borrowing capacity under the Revolving Credit Facility has been reduced to $500.0 million. Borrowings under the Revolving Credit Facility bear interest at a variable rate per annum equal to the applicable rate plus margin (as defined in the Amended Credit Agreement). Borrowings may be repaid at any time during the term of the Revolving Credit Facility and may be reborrowed prior to the maturity date, which is set to occur in May 2029. As of December 31, 2025, no borrowings were outstanding under the Credit Facilities, and the Company was in compliance with all covenants under the Amended Credit Agreement. As of February 26, 2026, the Revolving Credit Facility had remaining availability of $500.0 million.

We believe that cash available from operations, including our cash resources and access to credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development requirements, purchases of capital assets, purchases of equipment, purchases of real property and purchases of shares of our common stock, through at least the next 12 months. Based on our current plans, capital expenditures (exclusive of common stock repurchases) are likely to be less than $250.0 million through December 31, 2026. However, future business opportunities may cause a change in this estimate.

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

The following summarizes our cash flows for the years ended December 31, 2025, 2024 and 2023 (in thousands):

Net cash provided by (used in):	2025	2024	2023
Operating activities	$2,098,177	$1,928,533	$1,717,753
Investing activities	$(1,316,778)	$733,727	$(193,395)
Financing activities	$(324,422)	$(3,329,029)	$(542,599)

Cash flows provided by operating activities. Cash provided by operating activities was $2.10 billion for the year ended December 31, 2025, as compared with cash provided by operating activities of $1.93 billion for the year ended December 31, 2024.

For the year ended December 31, 2025, cash provided by operating activities was primarily attributable to net income earned of $1.91 billion and adjustments for certain non-cash expenses, consisting of $129.8 million of depreciation and amortization and non-cash lease expense, $125.7 million of stock-based compensation, $38.4 million impairment of intangibles, and $12.0 million impairment of property and equipment. For the year ended December 31, 2025, cash provided by operating activities also increased due to a $98.3 million increase in accrued promotional allowances, an $81.3 million increase in accrued liabilities, a $78.5 million increase in accounts payable, a $27.8 million increase in income taxes payable, and a $17.8 million increase in accrued compensation. For the year ended December 31, 2025, cash used in operating activities was primarily attributable to a $300.6 million increase in accounts receivable, a $39.3 million increase in prepaid expenses and other assets, a $34.9 million increase in inventories, a $23.0 million decrease in deferred revenue, and a $21.1 million increase in prepaid income taxes.

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

Cash flows (used in) provided by investing activities. Net cash used in investing activities was $1.32 billion for the year ended December 31, 2025, as compared to cash provided by investing activities of $733.7 million for the year ended December 31, 2024.

For both the years ended December 31, 2025 and 2024, cash provided by investing activities was primarily attributable to sales of available-for-sale investments. For both the years ended December 31, 2025 and 2024, cash used in investing activities was primarily attributable to purchases of available-for-sale investments. To a lesser extent, for both the years ended December 31, 2025 and 2024, cash used in investing activities also included the acquisition of real property, fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, computer software, equipment used for sales and administrative activities, certain leasehold improvements, improvements to real property as well as the acquisition, defense and maintenance of trademarks. We expect to continue to use a portion of our cash in excess of our requirements for operations to purchase short-term and long-term investments, leasehold improvements, the acquisition of capital equipment (specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products), to develop our brand in international markets and for other corporate purposes. From time to time, we may also use cash to purchase additional real property related to our beverage business and/or acquire compatible businesses.

Cash flows used in financing activities. Cash used in financing activities was $324.4 million for the year ended December 31, 2025 as compared to cash used in financing activities of $3.33 billion for the year ended December 31, 2024. The cash flows used in financing activities for both the years ended December 31, 2025 and 2024, were attributable to repayments on the Credit Facilities as well as repurchases of our common stock. The cash flows provided by financing activities for the year ended December 31, 2025 was primarily attributable to the issuance of our common stock under our stock-based compensation plans. The cash provided by financing activities for the year ended December 31, 2024 was primarily attributable to borrowings under the Credit Facilities and, to a lesser extent, the issuance of our common stock under our stock-based compensation plans.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of December 31, 2025:

	Payments due by period (in thousands)
		Less than	1‑3	3‑5	More than
Obligations	Total	1 year	years	years	5 years
Contractual Obligations[1]	$570,233	$318,009	$192,465	$59,322	$437
Finance Leases	2,048	2,019	23	6	—
Operating Leases	63,959	14,168	25,218	17,576	6,997
Purchase Commitments[2]	216,598	196,882	19,716	—	—
	$852,838	$531,078	$237,422	$76,904	$7,434

1Contractual obligations include our obligations related to sponsorships and other commitments.

2Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms but are generally satisfied within one year.

In addition, approximately $3.2 million of unrecognized tax benefits have been recorded as liabilities as of December 31, 2025. It is expected that the amount of unrecognized tax benefits will not significantly change within the next 12 months. As of December 31, 2025, we had $0.9 million of accrued interest and penalties related to unrecognized tax benefits.

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

The following summarizes our most significant critical accounting estimates:

Goodwill – The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not amortized; instead, goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If the Company reasonably determines that it is more-likely-than-not that the fair value is less than the carrying value, the Company performs its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. Application of the goodwill impairment test requires significant judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated through the use of a discounted cash flow methodology. This analysis requires significant assumptions, including discount rate, projected future revenues, projected future operating margins and terminal growth rates. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. The Company will recognize an impairment for the amount by which the carrying amount exceeds a reporting unit’s fair value. For the years ended December 31, 2025 and 2023, there were no goodwill impairments recorded. For the year ended December 31, 2024, goodwill impairment charges of $86.3 million were recorded related to the Alcohol Brands reporting unit. Subsequent to the impairment charges recorded, there was no remaining goodwill for the Alcohol Brands reporting unit. As of December 31, 2025, the accumulated goodwill impairment balance was $86.3 million related entirely to the Alcohol Brands reporting unit.

Other Intangibles – In accordance with FASB ASC 350, intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists. Recoverability of indefinite-lived intangible assets is determined on a relief from royalty methodology, which is based on the implied royalty paid, at an appropriate discount rate, to license the use of an asset rather than owning the asset. The present value of the after-tax cost savings (i.e. royalty relief) indicates the estimated fair value of the asset. Any excess of the carrying value over the estimated fair value is recognized as an impairment loss equal to that excess. This analysis requires significant assumptions, including discount rate, projected future revenues and terminal growth rates. A significant change in any or a combination of the assumptions used to estimate fair value of our indefinite-lived intangible assets could have a negative impact on the estimated fair values. For the year ended December 31, 2025, no impairment charges were recorded to indefinite-lived intangible assets. For the years ended December 31, 2024 and 2023, impairment charges of $40.8 million and $38.7 million were recorded to indefinite-lived intangible assets primarily related to tradenames in our Alcohol Brands segment.

Revenue Recognition – Promotional and other allowances (variable consideration) recorded as a reduction to net sales for our energy drink products primarily include consideration given to the Company’s non-alcohol bottlers/distributors or customers including, but not limited to, the following:

●	discounts granted off list prices to support price promotions to end-consumers by retailers;
●	reimbursements given to the Company’s bottlers/distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products;
●	the Company’s agreed share of fees given to bottlers/distributors and/or directly to retailers for advertising, in-store marketing and promotional activities;

●	the Company’s agreed share of slotting, shelf space allowances and other fees given directly to retailers, club stores and/or wholesalers;
●	incentives given to the Company’s bottlers/distributors and/or retailers for achieving or exceeding certain predetermined sales goals;
●	discounted and/or free products or cash rebates;
●	contractual fees given to the Company’s bottlers/distributors related to sales made directly by the Company to certain customers that fall within the bottlers’/distributors’ sales territories; and
●	commissions paid to TCCC based on our sales to wholly-owned subsidiaries of TCCC and/or to TCCC bottlers/distributors accounted for under the equity method by TCCC.

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

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside our control and involve a number of risks, uncertainties and other factors, that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

●	our ability to sustain and/or surpass the current level of sales of our products, to adapt to changing consumer preferences, and to effectively respond to competitive products and pricing pressures;
●	our ability to implement our growth strategy, including expanding our business in existing and new sectors and achieving profitability within our Alcohol Brands segment;
●	our ability to adapt to the changing retail landscape with the rapid growth in e-commerce retailers and e-commerce websites;
●	our ability to absorb, reduce or pass on to our bottlers/distributors increases in costs and expenses, including the Midwest Premium, and freight costs;
●	the impact of the current U.S. presidential administration’s policies on our energy drinks due to concerns about sugar-sweetened beverages, particular ingredients, such as food dyes, and the “generally recognized as safe” (GRAS) process;
●	the impact of proposed or adopted domestic and/or foreign legislation to limit or restrict the sale of energy drinks (including the prohibition of the sale of energy drinks to certain demographics, at certain establishments, in certain container sizes or pursuant to certain governmental programs, such as the Supplemental Nutrition Assistance Program (SNAP));
●	the impact of changes in U.S. trade policies, including the imposition of additional tariffs;
●	the impact of adverse changes in our costs, supply chain, inflation or consumer demand for our products;
●	the imposition of new and/or increased excise sales and/or other taxes on our products;
●	our extensive commercial arrangements with The Coca-Cola Company (TCCC) and, as a result, our future performance’s substantial dependence on the success of our relationship with TCCC;
●	the effects of unilateral decisions by bottlers/distributors and/or retailers on our business, including their distribution and placement of our products, their consolidation, their discontinuation, or restriction of the range of, all or any of our products that they carry, their limitations on the sale or sizes of our products and/or their allocation of less resources to the sale of our products;
●	changes in the price and/or availability of raw materials and other supply chain issues, such as the availability of products, suitable production facilities and/or co-packing arrangements;
●	possible recalls of our products and/or the consequences and costs of defective production;
●	disruption to our manufacturing facilities and operations related to climate, labor, production difficulties, capacity limitations, regulations or other causes;
●	disruption to and/or lack of effectiveness of our information technology systems, including internal and external cybersecurity threats and breaches;
●	adverse publicity surrounding obesity, alcohol consumption and other health concerns related to our products, product safety and quality;
●	liabilities resulting from legal or regulatory proceedings, government investigations, and/or injunctions;
●	the inherent operational risks, including the abuse or misuse of our products, presented by the alcoholic beverage industry and/or related claims that may not be adequately covered by insurance or may lead to litigation;
●	the current uncertainty and volatility in the national and global economy and changes in demand due to such economic conditions, including a slowdown in consumer spending generally; and
●	the impact of military and geopolitical conflicts, including supply chain disruptions, volatility in commodity prices, increased economic uncertainty and escalating geopolitical tensions.

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

Our net sales to customers outside of the United States were approximately 41% and 40% of consolidated net sales for the years ended December 31, 2025 and 2024, respectively. Our growth strategy includes expanding our international business. As a result, we are subject to risks from changes in foreign currency exchange rates. During the year ended December 31, 2025, we entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries’ non-functional currency denominated assets and liabilities. All foreign currency exchange contracts entered into by us as of December 31, 2025 have terms of three months or less. We do not enter into forward currency exchange contracts for speculation or trading purposes.

We generally do not designate our foreign currency exchange contracts as hedge transactions under FASB ASC 815. Therefore, gains and losses on our foreign currency exchange contracts are recognized in interest and other income, net, in the consolidated statements of income, and are largely offset by the changes in the fair value of the underlying economically hedged item. We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates as of December 31, 2025 to be significant.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required to be furnished in response to this Item 8 follows the signature page and Index to Exhibits hereto at pages 69 through 109.

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

Management’s Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our management’s evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation.

Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Monster Beverage Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Monster Beverage Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Monster Beverage Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 26, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP
Irvine, California
February 26, 2026

ITEM 9B.OTHER INFORMATION

Trading Arrangements

During the three-months ended December 31, 2025, none of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

Monster Beverage Corporation Executive Severance Plan

On February 25, 2026, the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) approved and adopted the Monster Beverage Corporation Executive Severance Plan (the “Severance Plan”), effective immediately. The Severance Plan provides for severance pay and benefits to Eligible Employees whose employment with any member of the Company Group is terminated either (i) by any member of the Company Group without “Cause” (which does not include termination due to death or Disability) or (ii) due to an Eligible Employee’s resignation for “Good Reason” (with each of the reasons set forth in clauses (i) and (ii) being a “Qualifying Termination”).

Upon a Qualifying Termination, an Eligible Employee will be entitled to receive: (i) all accrued and unpaid Base Salary through the Date of Termination; (ii) reimbursement for all incurred but unreimbursed expenses for which the Eligible Employee is entitled to; and (iii) benefits to which an Eligible Employee may be entitled pursuant to the terms of any Company-sponsored plan or policy (collectively, the “Accrued Amounts”).

In addition to the Accrued Amounts, if a Qualifying Termination occurs outside of a Change in Control Period and the Eligible Employee has been continuously employed by a Company Group member for at least three hundred and sixty-five days prior to such Qualifying Termination, such Eligible Employee shall be entitled to receive: (i) a cash severance payment in an amount equal to twelve months of such Eligible Employee’s Base Salary, payable in substantially equal installments over twelve months, beginning on the sixtieth day following termination; (ii) a pro-rated Annual Bonus, paid when bonuses are paid to similarly situated employees (but no later than March 15 of the following year); and (iii) continued payment by the Company of the employer portion of health, dental, and vision insurance premiums for up to twelve months.

If a Qualifying Termination occurs during a Change in Control Period, an Eligible Employee shall instead be entitled to receive the following in addition to the Accrued Amounts (without being subject to a minimum employment period): (i) a cash severance payment in an amount equal to the sum of (a) eighteen months of such Eligible Employee’s Base Salary and (b) one and one half times such Eligible Employee’s Annual Bonus, payable in a lump sum within sixty days following termination; (ii) a pro-rated Annual Bonus, paid in a lump sum within sixty days of termination; and (iii) continued payment by the Company of the employer portion of health, dental, and vision insurance premiums for up to eighteen months.

Regardless of whether a Qualifying Termination occurs during or outside of a Change in Control Period, the Eligible Employee must also execute (and not revoke) a general release within sixty days of termination and abide by the terms of any restrictive covenant obligations to which the Eligible Employee is subject in respect of the Company Group.

The foregoing description of the Severance Plan does not purport to be complete and is qualified in its entirety by the full text of the Severance Plan, which is filed as Exhibit 10.27 to this Annual Report on Form 10-K and is incorporated herein by reference. Each capitalized but undefined term in the above paragraphs shall have the meaning ascribed to it in the Severance Plan.

Employment Agreements

Emelie Tirre

On February 25, 2026, the Compensation Committee approved an amended and restated employment agreement between Monster Energy Company (“MEC”) and Emilie Tirre, effective as of the same date (the “Tirre Employment Agreement”). As compared to the original employment agreement between MEC and Ms. Tirre, dated as of June 13, 2024, the Tirre Employment Agreement appoints Ms. Tirre, who previously served as Chief Commercial Officer of MEC, as Chief Strategy Officer of MEC, extends her employment period to February 25, 2028, and provides for an increase in Ms. Tirre’s annual base salary to $945,000, which amount will be reviewed annually and is subject to adjustment by the Compensation Committee. The Tirre Employment Agreement also conforms certain provisions of Ms. Tirre’s employment agreement to those of the Severance Plan, as detailed above. The foregoing description of the Tirre Employment Agreement is qualified in its entirety by reference to the complete text of such agreement, which is attached as Exhibit 10.8 to this Annual Report on Form 10-K and is incorporated by reference herein.

Biographical information regarding Ms. Tirre is set forth in the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 25, 2025 (the “Proxy Statement”), and such information is incorporated by reference herein. No arrangement or understanding exists between Ms. Tirre and any other person pursuant to which Ms. Tirre was selected to serve as Chief Strategy Officer of MEC. There have been no related party transactions between the Company or any of its subsidiaries and Ms. Tirre reportable under Item 404(a) of Regulation S-K. Ms. Tirre does not have a family relationship with any of the Company’s directors or executive officers.

Rob Gehring

On February 25, 2026, the Compensation Committee approved an amended and restated employment agreement between MEC and Rob Gehring, effective as of the same date (the “Gehring Employment Agreement”). The Gehring Employment Agreement appoints Mr. Gehring, who previously served as Chief Growth Officer of MEC, as Chief Executive Officer, Americas of MEC. The Gehring Employment Agreement provides for an annual base salary of $875,000, which amount will be reviewed annually and is subject to adjustment by MEC. The Gehring Employment Agreement also conforms certain provisions of Mr. Gehring’s employment agreement to those of the Severance Plan, as detailed above. The foregoing description of the Gehring Employment Agreement is qualified in its entirety by reference to the complete text of such agreement, which is attached as Exhibit 10.9 to this Annual Report on Form 10-K and is incorporated by reference herein.

Mr. Gehring, 59, served as Chief Growth Officer from August 2024 until February 25, 2026 and was primarily responsible for overseeing MEC’s business operations in North America. Prior to Mr. Gehring’s employment with MEC, he served as Chief Operating Officer, and subsequently President & Chief Executive Officer, of Swire Coca-Cola, USA from 2018 to August 2024. Prior to Swire Coca-Cola, USA, Mr. Gehring acted as Global Chief Sales Officer for The Hershey Company and as President of the Walmart and Sam’s Club Global team for Coca-Cola North America. Mr. Gehring has over thirty years’ experience in the consumer product goods business.

No arrangement or understanding exists between Mr. Gehring and any other person pursuant to which Mr. Gehring was selected to serve as Chief Executive Officer, Americas. There have been no related party transactions between the Company or any of its subsidiaries and Mr. Gehring reportable under Item 404(a) of Regulation S-K. Mr. Gehring does not have a family relationship with any of the Company’s directors or executive officers.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding our directors is included under the caption “Proposal One – Election of Directors” in our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025 (the “2026 Proxy Statement”) and is incorporated herein by reference.

Information concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Delinquent Section 16(a) Reports” in our 2026 Proxy Statement and is incorporated herein by reference.

Information concerning the Audit Committee and the Audit Committee Financial Expert is reported under the caption “Audit Committee; Report of the Audit Committee; Duties and Responsibilities” in our 2026 Proxy Statement and is incorporated herein by reference.

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

Monster Beverage Corporation

1 Monster Way

Corona, CA 92879

(951) 739-6200

(800) 426-7367

ITEM 11.EXECUTIVE COMPENSATION

Information concerning the compensation of our directors and executive officers and Compensation Committee Interlocks and Insider Participation is reported under the captions “Compensation Discussion and Analysis,” and “Compensation Committee,” respectively, in our 2026 Proxy Statement and is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The disclosure set forth in Item 5, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities”, of this report is incorporated herein.

Information concerning the beneficial ownership of the Company’s Common Stock of (a) those persons known to the Company to be the beneficial owners of more than 5% of the Company’s common stock; (b) each of the Company’s directors and nominees for director; and (c) the Company’s executive officers and all of the Company’s current directors and executive officers as a group is reported under the caption “Principal Stockholders and Security Ownership of Management” in our 2026 Proxy Statement and is incorporated herein by reference.

Information concerning shares of the Company’s Common Stock authorized for issuance under the Company’s equity compensation plans is reported under the caption “Employee Equity Compensation Plan Information” in our 2026 Proxy Statement and is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is reported under the caption “Certain Relationships and Related Transactions and Director Independence” in our 2026 Proxy Statement and is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning our accountant fees and our Audit Committee’s pre-approval of audit and permissible non-audit services of independent auditors is reported under the captions “Principal Accounting Firm Fees” and “Pre-Approval of Audit and Non-Audit Services,” respectively, in our 2026 Proxy Statement and is incorporated herein by reference.

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

10.3.1

Amendment No. 1 to the Credit Agreement, dated as of October 17, 2025, among Monster Beverage Corporation, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to our Form 10-Q dated November 7, 2025).

10.4	Form of Indemnification Agreement (to be provided by Monster Beverage Corporation to its directors and officers) (incorporated by reference to Exhibit 10.1 to our Form 8-K dated June 11, 2019).
10.5+	Employment Agreement between Monster Beverage Corporation and Rodney C. Sacks (incorporated by reference to Exhibit 10.1 to our Form 8-K dated March 19, 2014).
10.6+	Rodney C. Sacks Transition Letter, dated March 10, 2025 (incorporated by reference to Exhibit 10.1 to our Form 8-K dated March 10, 2025).
10.7+	Employment Agreement between Monster Beverage Corporation and Hilton H. Schlosberg (incorporated by reference to Exhibit 10.2 to our Form 8-K dated March 19, 2014).
10.8*+	Amended and Restated Employment Agreement between Monster Energy Company and Emelie Tirre.
10.9*+	Amended and Restated Employment Agreement between Monster Energy Company and Rob Gehring.
10.10+	Monster Beverage Corporation 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K dated May 24, 2011).
10.11+	Form of Stock Option Agreement for grants under the Monster Beverage Corporation 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to our Form 10-K dated March 1, 2018).
10.12+

Form of Stock Option Agreement of Co-Chief Executive Officers for grants under the Monster Beverage Corporation 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to our Form 10-K dated March 1, 2018).

10.13+	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to our Form 10-Q dated August 9, 2011).
10.14+	Form of Restricted Stock Unit Agreement for grants under the Monster Beverage Corporation 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13 to our Form 10-K dated March 1, 2021).
10.15+	Amended and Restated Monster Beverage Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.14 to our Form 10-K dated March 1, 2018).

10.16+	Monster Beverage Corporation Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.2 to our Form S-8 dated June 21, 2017).
10.17+

Monster Beverage Corporation 2017 Compensation Plan for Non-Employee Directors as Amended and Restated on February 23, 2022 (incorporated by reference to Exhibit 10.1 to our Form 10-Q dated May 6, 2022).

10.18+

Form of Restricted Stock Unit Agreement pursuant to the Monster Beverage Corporation 2017 Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.4 to our Form 10-K dated March 1, 2021).

10.19+	Monster Beverage Corporation 2020 Omnibus Incentive Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A, filed April 21, 2020).
10.20+	Form of Stock Option Award Agreement for grants under the Monster Beverage Corporation 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 10-Q dated May 7, 2021).
10.21+	Form of Annual Incentive Award Agreement for grants under the Monster Beverage Corporation 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to our Form 10-Q dated May 7, 2021).
10.22+

Form of Performance Share Unit Award Agreement for grants under the Monster Beverage Corporation 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to our Form 10-Q dated May 7, 2021).

10.23+

Form of Restricted Stock Unit Award Agreement for grants under the Monster Beverage Corporation 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to our Form 10-Q dated May 7, 2021).

10.24+	Form of 2025 Stock Option Award Agreement for grants under the Monster Beverage Corporation 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to our Form 10-Q dated May 9, 2025).
10.25+

Form of 2025 Restricted Stock Unit Award Agreement for grants under the Monster Beverage Corporation 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to our Form 10-Q dated May 9, 2025).

10.26+

Form of 2025 Performance Share Unit Award Agreement for grants under the Monster Beverage Corporation 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to our Form 10-Q dated May 9, 2025).

10.27*+	Monster Beverage Corporation Executive Severance Plan, effective as of February 25, 2025.
19.1	Monster Beverage Corporation Insider Trading Policy, effective as of June 22, 2023 (incorporated by reference to Exhibit 19.1 to our Form 10-K dated February 28, 2025).
21.1*	Subsidiaries
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm
31.1*	Certification by Chief Executive Officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1+	Monster Beverage Corporation Clawback Policy, effective as of December 1, 2023 (incorporated by reference to Exhibit 97 to our Form 10-K dated February 29, 2024).
101*

The following materials from Monster Beverage Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 are furnished herewith, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2025 and 2024, (ii) Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025, 2024 and 2023, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023, and (vi) Notes to Consolidated Financial Statements.

104*

The cover page from Monster Beverage Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

*	Filed herewith.
+	Management contract or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION

/s/ HILTON H. SCHLOSBERG	Hilton H. Schlosberg	Date: February 26, 2026
Vice Chairman of the Board of
Directors and Chief
Executive Officer

/s/ THOMAS J. KELLY	Thomas J. Kelly	Date: February 26, 2026
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RODNEY C. SACKS	Chairman of the Board of Directors	February 26, 2026
Rodney C. Sacks

/s/ HILTON H. SCHLOSBERG	Vice Chairman of the Board of Directors	February 26, 2026
Hilton H. Schlosberg	and Chief Executive Officer (principal
executive officer)

/s/ THOMAS J. KELLY	Chief Financial Officer (principal financial	February 26, 2026
Thomas J. Kelly	officer, principal accounting officer)

/s/ ANA DEMEL	Director	February 26, 2026
Ana Demel

/s/ JAMES L. DINKINS	Director	February 26, 2026
James L. Dinkins

/s/ WILLIAM W. DOUGLAS III	Director	February 26, 2026
William W. Douglas III

/s/ MARK J. HALL	Director	February 26, 2026
Mark J. Hall

/s/ TIFFANY M. HALL	Director	February 26, 2026
Tiffany M. Hall

/s/ JEANNE P. JACKSON	Director	February 26, 2026
Jeanne P. Jackson

/s/ STEVEN G. PIZULA	Director	February 26, 2026
Steven G. Pizula

/s/ MARK S. VIDERGAUZ	Director	February 26, 2026
Mark S. Vidergauz

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Monster Beverage Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Monster Beverage Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

Accrued Promotional Allowances
Description of the Matter

The Company recorded $384.1 million in accrued promotional allowances as of December 31, 2025. As described in Notes 1 and 2 of the consolidated financial statements, the Company’s promotional allowances are calculated based on various programs and agreements with its bottlers/distributors and retail customers, and accruals are established at the time of the initial product sale. These accruals are based on agreed-upon terms as well as the Company’s historical experience with similar programs. Promotional allowances for the Company’s energy drink products primarily include consideration given to its non-alcohol bottlers/distributors or retail customers. The promotional expenditures are recorded as a reduction to net sales in the period the underlying sale occurs.

Auditing the United States accrued promotional allowances process was challenging due to the amount of data utilized to compute the accrual as a result of the number of bottlers/distributors and retail customers.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of management’s controls over the United States promotional allowances process. We also tested controls over management’s review of the amount of the recorded promotional allowances and tested management’s controls to validate the completeness and accuracy of data used in management’s estimate.

Our substantive audit procedures included, among others, testing the data underlying the United States  promotional allowances process and testing the completeness and accuracy of the accrued promotional allowances. We evaluated the completeness of the accrual by selecting accrued promotional allowances recorded, sending confirmation requests to the bottlers/distributors and retail customers and testing a sample of payments made subsequent to year end. We performed analytical procedures considering historical relationships between the promotional allowances recorded to sales. We additionally performed detail testing over the current year promotional expenditures and performed testing over management’s lookback analysis comparing the previous year-end accrued promotional allowances amounts to actual payments. Lastly, we performed inquiries of the Company’s sales and marketing personnel in order to corroborate our understanding of new and existing promotional programs that could impact the amounts recorded.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2023.

Irvine, California
February 26, 2026

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2025 AND 2024 (In Thousands, Except Par Value)

	December 31,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,088,117	$1,533,287
Short-term investments	677,084	—
Accounts receivable, net	1,618,072	1,221,646
Inventories	799,623	737,107
Prepaid expenses and other current assets	103,551	107,262
Prepaid income taxes	74,637	42,202
Total current assets	5,361,084	3,641,504

INVESTMENTS	487,329	—
PROPERTY AND EQUIPMENT, net	1,081,544	1,047,024
DEFERRED INCOME TAXES, net	188,646	184,260
GOODWILL	1,331,643	1,331,643
OTHER INTANGIBLE ASSETS, net	1,379,268	1,414,252
OTHER ASSETS	159,431	100,406
Total Assets	$9,988,945	$7,719,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$565,974	$466,775
Accrued liabilities	306,085	220,764
Accrued promotional allowances	384,070	267,711
Deferred revenue	45,323	45,809
Accrued compensation	114,023	92,454
Income taxes payable	32,305	4,006
Total current liabilities	1,447,780	1,097,519

DEFERRED REVENUE	159,991	179,008

OTHER LIABILITIES	127,066	110,893

LONG-TERM DEBT	—	373,951

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 5,000,000 shares authorized; 1,132,906 shares issued and 978,113 shares outstanding as of December 31, 2025; 1,126,329 shares issued and 973,079 shares outstanding as of December 31, 2024	5,665	5,632
Additional paid-in capital	5,430,847	5,144,922
Retained earnings	9,354,216	7,448,784
Accumulated other comprehensive loss	(60,841)	(269,487)
Common stock in treasury, at cost; 154,793 shares and 153,250 shares as of December 31, 2025 and December 31, 2024, respectively	(6,475,779)	(6,372,133)
Total stockholders’ equity	8,254,108	5,957,718
Total Liabilities and Stockholders’ Equity	$9,988,945	$7,719,089

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

(In Thousands, Except Per Share Amounts)

	2025	2024	2023

NET SALES	$8,294,343	$7,492,709	$7,140,027

COST OF SALES	3,662,148	3,443,831	3,345,821

GROSS PROFIT	4,632,195	4,048,878	3,794,206

OPERATING EXPENSES	2,212,841	2,118,584	1,840,851

OPERATING INCOME	2,419,354	1,930,294	1,953,355

INTEREST AND OTHER INCOME, NET	63,175	59,165	115,127

INCOME BEFORE PROVISION FOR INCOME TAXES	2,482,529	1,989,459	2,068,482

PROVISION FOR INCOME TAXES	577,097	480,411	437,494

NET INCOME	$1,905,432	$1,509,048	$1,630,988

NET INCOME PER COMMON SHARE:
Basic	$1.95	$1.50	$1.56
Diluted	$1.94	$1.49	$1.54

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	975,887	1,004,566	1,044,887
Diluted	984,451	1,013,107	1,057,981

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023 (In Thousands)

	2025	2024	2023
Net income, as reported	$1,905,432	$1,509,048	$1,630,988
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	161,871	(140,941)	24,241
Change in net unrealized gain (loss) on available-for-sale investments	1,263	758	5,085
Change in net gain (loss) on commodity derivatives	45,512	(3,967)	4,410
Other comprehensive income (loss)	208,646	(144,150)	33,736
Comprehensive income	$2,114,078	$1,364,898	$1,664,724

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023 (In Thousands)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	Equity
Balance, January 1, 2023	1,283,688	$6,418	$4,776,804	$9,001,173	$(159,073)	(239,088)	$(6,600,281)	$7,025,041
Stock-based compensation	—	—	67,664	—	—	—	—	67,664
Stock options/awards	8,904	45	130,222	—	—	—	—	130,267
Unrealized gain (loss), net on available-for-sale securities	—	—	—	—	5,085	—	—	5,085
Retirement of treasury stock	(170,000)	(850)	425	(4,692,425)	—	170,000	4,692,850	—
Repurchase of common stock	—	—	—	—	—	(11,933)	(658,952)	(658,952)
Foreign currency translation	—	—	—	—	24,241	—	—	24,241
Net gain (loss) on commodity derivatives	—	—	—	—	4,410	—	—	4,410
Net income	—	—	—	1,630,988	—	—	—	1,630,988
Balance, December 31, 2023	1,122,592	$5,613	$4,975,115	$5,939,736	$(125,337)	(81,021)	$(2,566,383)	$8,228,744
Stock-based compensation	—	—	90,853	—	—	—	—	90,853
Stock options/awards	3,737	19	78,954	—	—	—	—	78,973
Unrealized gain (loss), net on available-for-sale securities	—	—	—	—	758	—	—	758
Repurchase of common stock	—	—	—	—	—	(72,229)	(3,805,750)	(3,805,750)
Foreign currency translation	—	—	—	—	(140,941)	—	—	(140,941)
Net gain (loss) on commodity derivatives	—	—	—	—	(3,967)	—	—	(3,967)
Net income	—	—	—	1,509,048	—	—	—	1,509,048
Balance, December 31, 2024	1,126,329	$5,632	$5,144,922	$7,448,784	$(269,487)	(153,250)	$(6,372,133)	$5,957,718
Stock-based compensation	—	—	121,390	—	—	—	—	121,390
Stock options/awards	6,577	33	164,535	—	—	—	—	164,568
Unrealized gain (loss), net on available-for-sale securities	—	—	—	—	1,263	—	—	1,263
Repurchase of common stock	—	—	—	—	—	(1,543)	(103,646)	(103,646)
Foreign currency translation	—	—	—	—	161,871	—	—	161,871
Net gain (loss) on commodity derivatives	—	—	—	—	45,512	—	—	45,512
Net income	—	—	—	1,905,432	—	—	—	1,905,432
Balance, December 31, 2025	1,132,906	$5,665	$5,430,847	$9,354,216	$(60,841)	(154,793)	$(6,475,779)	$8,254,108

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023 (In Thousands)

	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,905,432	$1,509,048	$1,630,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,441	80,434	68,898
Non-cash lease expense	15,398	13,521	9,043
Loss on disposal of property and equipment	2,781	3,328	166
Gain on Bang Transaction	—	—	(45,382)
Impairment of goodwill and other intangibles	38,411	127,098	38,700
Impairment of property and equipment	12,029	8,184	4,336
Stock-based compensation	125,687	90,985	68,836
Deferred income taxes	4,210	(11,705)	2,040
Effect on cash of changes in operating assets and liabilities net of acquisition:
Accounts receivable	(300,600)	(93,915)	(163,158)
Inventories	(34,918)	211,503	7,898
Prepaid expenses and other assets	(39,307)	8,959	(10,215)
Prepaid income taxes	(21,094)	3,062	(18,833)
Accounts payable	78,460	(61,491)	112,786
Accrued liabilities	81,341	18,371	(10,393)
Accrued promotional allowances	98,266	9,736	8,418
Accrued compensation	17,801	5,947	13,398
Income taxes payable	27,779	9,438	1,748
Other liabilities	(4,935)	13,390	22,951
Deferred revenue	(23,005)	(17,360)	(24,472)
Net cash provided by operating activities	2,098,177	1,928,533	1,717,753

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of available-for-sale investments	105,794	1,377,915	2,029,737
Purchases of available-for-sale investments	(1,268,944)	(342,121)	(1,620,718)
Acquisition of Bang Energy	—	—	(363,385)
Purchases of property and equipment	(132,275)	(264,074)	(221,428)
Proceeds from sale of property and equipment	4,299	2,732	2,520
Additions to intangibles	(25,254)	(42,360)	(13,296)
Decrease (increase) in other assets	(398)	1,635	(6,825)
Net cash (used in) provided by investing activities	(1,316,778)	733,727	(193,395)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short-term debt	(10,344)	(8,223)	(13,914)
Borrowings on credit facilities	—	750,000	—
Payments on credit facilities	(375,000)	(375,000)	—
Payments for debt issuance costs	—	(2,904)	—
Issuance of common stock	164,568	78,973	130,267
Purchases of common stock held in treasury	(103,646)	(3,771,875)	(658,952)
Net cash used in financing activities	(324,422)	(3,329,029)	(542,599)

Effect of exchange rate changes on cash and cash equivalents	97,853	(97,619)	8,775

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	554,830	(764,388)	990,534
CASH AND CASH EQUIVALENTS, beginning of year	1,533,287	2,297,675	1,307,141
CASH AND CASH EQUIVALENTS, end of year	$2,088,117	$1,533,287	$2,297,675

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$5,337	$25,270	$363

See accompanying notes to consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS:

Included in accrued liabilities as of December 31, 2025, 2024 and 2023 were additions to other intangible assets of $2.3 million, $5.0 million and $15.4 million, respectively.

Included in accounts payable as of December 31, 2025, 2024 and 2023 were property and equipment purchases of $1.8 million, $6.3 million and $16.9 million, respectively.

Included in accounts receivable as of December 31, 2023 were sales of available-for-sale short-term investments of $3.0 million.

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

Nature of Operations – The Company develops, markets, sells and distributes energy drink beverages and concentrates for energy drink beverages, primarily under the following brand names: Monster Energy®, Monster Energy Ultra®, Rehab Monster®, Monster Energy® Nitro, Java Monster®, Punch Monster®, Juice Monster®, Reign Total Body Fuel®, Reign Storm®, Bang Energy®, NOS®, Full Throttle®, Burn®, Mother®, Nalu®, Ultra Energy®, Play® and Power Play® (stylized), Relentless®, BPM®, BU®, Samurai®, Live+®, Predator® and Fury®.

The Company also develops, markets, sells and distributes craft beers, flavored malt beverages (“FMBs”) and hard seltzers under a number of brands, including Jai Alai® IPA, Florida Man® IPA, Dale’s Pale Ale®, Wild Basin® Hard Seltzers, Dallas Blonde®, Deep EllumTM IPA, Perrin Brewing Company® Black Ale, Hop Rising® Double IPA, Wasatch® Apricot Hefeweizen, The BeastTM, Beast® Tea, Blind Lemon®, Blinder LemonTM and other brands.

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

Goodwill – The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not amortized; instead, goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If the Company reasonably determines that it is more-likely-than-not that the fair value is less than the carrying value, the Company performs its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The Company will recognize an impairment for the amount by which the carrying amount exceeds a reporting unit’s fair value. For the years ended December 31, 2025 and 2023 there were no goodwill impairments recorded. For the year ended December 31, 2024, goodwill impairment charges of $86.3 million were recorded related to the Alcohol Brands reporting unit with no goodwill balance remaining in the Alcohol Brands reporting unit following the impairment charges. As of December 31, 2025, the accumulated goodwill impairment balance was $86.3 million related entirely to the Alcohol Brands reporting unit.

Other Intangibles – Other Intangibles are comprised primarily of trademarks that represent the Company’s exclusive ownership of the Monster Energy®, ®, Monster Energy Ultra®, Unleash the Beast!®, Rehab Monster®, Java Monster®, Punch Monster®, Juice Monster®, Monster Energy® Nitro, Reign Total Body Fuel®, Reign Storm®, Predator®, Fury®, NOS®, Full Throttle®, Burn®, Mother®, Nalu®, Ultra Energy®, Play® and Power Play® (stylized), Relentless®, BPM®, BU®, Samurai®, Bang Energy®, Oskar Blues Brewery®, Cigar City®, Deep Ellum Brewing Co®, Perrin Brewing Company®, Squatters®, Wasatch®, Jai Alai®, Dale’s Pale Ale®, Dallas Blonde®, Wild Basin®, Dale’s®, Mama’s Little Yella Pils®, Hop Rising®, The BeastTM, The Beast Unleashed®, Beast® Tea, Blind Lemon® and Blinder LemonTM trademarks, all used in connection with the manufacture, sale and distribution of beverages. The Company also owns a number of other trademarks, flavors and formulas in the United States, as well as in a number of countries around the world. In accordance with FASB ASC 350, intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of its indefinite-lived assets over their estimated fair value. If the carrying value exceeds the estimate of fair value

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

a write-down is recorded. The Company amortizes intangible assets with finite useful lives over their respective useful lives. External legal costs incurred in the defense of the Company’s trademarks are capitalized when the future economic benefit of the intangible asset will be increased, and a successful defense is probable. In the event of a successful defense, the settlements received are netted against the external legal costs that were capitalized. The external legal costs incurred and settlements received may not occur in the same period. For the year ended December 31, 2025, no impairment charges were recorded to indefinite-lived intangibles. For the years ended December 31, 2024 and 2023, impairment charges of $40.8 million and $38.7 million, respectively, were recorded to indefinite-lived intangibles.

The Company presently has more than 21,600 registered trademarks and pending applications in various countries worldwide, and the Company applies for new trademarks on an ongoing basis. The Company regards its trademarks, service marks, copyrights, domain names, trade dress and other intellectual property as very important to its business. The Company considers Monster®, Monster Energy®, ®, Monster Energy Ultra®, Unleash the Beast!®, Rehab Monster®, Java Monster®, Punch Monster®, Juice Monster®, Monster Energy® Nitro, Reign Total Body Fuel®, Reign Storm®, BU®, Nalu®, NOS®, Full Throttle®, Burn®, Mother®, Ultra Energy®, Play® and Power Play® (stylized), Relentless®, Predator®, Fury®, Live+®, BPM®, Samurai®, Bang Energy®, Oskar Blues Brewery®, Cigar City®, Deep Ellum Brewing Co®, Perrin Brewing Company®, Squatters®, Wasatch®, Jai Alai®, Dale’s Pale Ale®, Dallas Blonde®, Wild Basin®, Dale’s®, Hop Rising®, The BeastTM, The Beast Unleashed®, Beast® Tea, Blind Lemon® and Blinder LemonTM to be its core trademarks. The Company also owns the intellectual property of its most important flavors for certain of its Monster Energy® Brand energy drinks in perpetuity.

Long-Lived Assets – Management regularly reviews property and equipment and other long-lived assets, including finite-lived intangible assets, for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, management then prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated using the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks. Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. For the years ended December 31, 2025, 2024 and 2023, impairment charges of $53.7 million, $8.2 million and $4.3 million, respectively, were recognized on long-lived assets, consisting of property and equipment and finite-lived intangible assets related to the Company’s alcohol products. Long-lived assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell.

Foreign Currency Translation and Transactions – The accounts of the Company’s foreign subsidiaries are translated in accordance with FASB ASC 830. Foreign currency transaction gains and losses are recognized in other income (expense), net, at the time they occur. Net foreign currency exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries whose functional currency is not the U.S. dollar are recorded as a part of accumulated other comprehensive income (loss) in stockholders’ equity. Unrealized foreign currency exchange gains and losses on certain intercompany transactions that are of a long-term investment nature (i.e., settlement is not planned or anticipated in the foreseeable future) are also recorded in accumulated other comprehensive income (loss) in stockholders’ equity. During the years ended December 31, 2025, 2024 and 2023, the Company entered into forward currency exchange contracts with financial institutions to create an economic hedge to specifically manage a portion of the foreign exchange risk exposure associated with certain consolidated subsidiaries non-functional currency denominated assets and liabilities. All foreign currency exchange contracts outstanding as of December 31, 2025 have terms of three months or less. The Company does not enter into forward currency exchange contracts for speculation or trading purposes.

The Company generally does not designate its foreign currency exchange contracts as hedge transactions under FASB ASC 815. Therefore, gains and losses on the Company’s foreign currency exchange contracts are recognized in interest and other income, net, in the consolidated statements of income, and are largely offset by the changes in the fair value of the underlying economically hedged item. For the years ended December 31, 2025, 2024 and 2023, aggregate foreign currency transaction gains (losses), including the gains or losses on forward currency exchange contracts, amounted to $(11.9) million, $(26.4) million and $(60.2) million, respectively, and have been recorded in interest and other income, net, in the accompanying consolidated statements of income.

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

Freight-Out Costs – For the years ended December 31, 2025, 2024 and 2023, freight-out costs amounted to $237.0 million, $224.2 million and $223.6 million, respectively, and have been recorded in operating expenses in the accompanying consolidated statements of income.

Advertising and Promotional Expenses – The Company accounts for advertising production costs by expensing such production costs the first time the related advertising takes place. A significant amount of the Company’s promotional expenses result from payments under sponsorship and endorsement contracts. Accounting for sponsorship and endorsement payments is based upon specific contract provisions. Generally, sponsorship and endorsement payments are expensed on a straight-line basis over the term of the contract after giving recognition to the periodic performance compliance provisions of the contracts. Advertising and promotional expenses, including, but not limited to, production costs amounted to $599.9 million, $584.1 million and $528.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. Advertising and promotional expenses that are not subject to FASB ASC 606 are included in operating expenses in the accompanying consolidated statements of income.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Stock-Based Compensation – The Company accounts for stock-based compensation under the provisions of FASB ASC 718. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula. The Company records compensation expense for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached or (2) the date at which the non-employee’s performance is complete, using the Black-Scholes-Merton option pricing formula. Stock-based compensation cost for restricted stock units and performance share units is measured based on the closing fair market value of the Company’s common stock at the date of grant. In the event that the Company has the option and intent to settle a restricted stock unit or performance share unit in cash, the award is classified as a liability and revalued at each balance sheet date. See Note 13.

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

The Coca-Cola Company (“TCCC”), through certain wholly-owned subsidiaries (the “TCCC Subsidiaries”), accounted for approximately 3%, 3% and 2% of the Company’s net sales for the years ended December 31, 2025, 2024 and 2023, respectively.

Coca-Cola Europacific Partners accounted for approximately 15%, 14% and 13% of the Company’s net sales for the years ended December 31, 2025, 2024 and 2023, respectively.

Coca-Cola Consolidated, Inc. accounted for approximately 10% of the Company’s net sales for each of the years ended December 31, 2025, 2024 and 2023.

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

Recent Accounting Pronouncements – In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update primarily require more detailed disclosures related to the rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15,

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

2024. The Company adopted ASU 2023-09 on a prospective basis during the year ended December 31, 2025, which did not have a material impact on the Company’s financial position, results of operations and liquidity.

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

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this update require internal-use software development cost capitalization to begin when both of the following occur: management has authorized and committed to funding the software project, and it is probable that the project will be completed and that the software will be used to perform its intended function. The amendments also eliminate the accounting considerations of software development stages. The amendments in ASU 2025-06 are effective for fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact ASU 2025-06 will have on its consolidated financial statements.

2.REVENUE RECOGNITION

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

The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. Certain of the Company’s bottlers/distributors may also perform a separate function as a co-packer on the Company’s behalf. In such cases, control of the Company’s products passes to such bottlers/distributors when they notify the Company that they have taken possession or transferred the relevant portion of the Company’s finished goods. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of December 31, 2025 and 2024.

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

Promotional and other allowances (variable consideration) recorded as a reduction to net sales for the Company’s energy drink products, primarily include consideration given to the Company’s non-alcohol bottlers/distributors or customers including, but not limited to, the following:

●	discounts granted off list prices to support price promotions to end-consumers by retailers;
●	reimbursements given to the Company’s bottlers/distributors for agreed portions of their promotional spend with retailers, including slotting, shelf space allowances and other fees for both new and existing products;
●	the Company’s agreed share of fees given to bottlers/distributors and/or directly to retailers for advertising, in-store marketing and promotional activities;
●	the Company’s agreed share of slotting, shelf space allowances and other fees given directly to retailers, club stores and/or wholesalers;
●	incentives given to the Company’s bottlers/distributors and/or retailers for achieving or exceeding certain predetermined sales goals;
●	discounted and/ or free products or cash rebates;
●	contractual fees given to the Company’s bottlers/distributors related to sales made directly by the Company to certain customers that fall within the bottlers’/distributors’ sales territories; and
●	commissions to TCCC based on the Company’s sales to wholly-owned subsidiaries of TCCC (the “TCCC Subsidiaries”) and/or to TCCC bottlers/distributors accounted for under the equity method by TCCC (the “TCCC Related Parties”).

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by geographical markets and reportable segments:

	Year Ended December 31, 2025
				Latin
			Asia Pacific	America
	U.S. and		(including	and
Net Sales	Canada	EMEA[1]	Oceania)	Caribbean	Total
Monster Energy® Drinks	$4,704,483	$1,702,767	$581,290	$677,331	$7,665,871
Strategic Brands	208,452	196,801	42,823	20,640	468,716
Alcohol Brands	134,720	—	—	—	134,720
Other	25,036	—	—	—	25,036
Total Net Sales	$5,072,691	$1,899,568	$624,113	$697,971	$8,294,343

	Year Ended December 31, 2024
				Latin
			Asia Pacific	America
	U.S. and		(including	and
Net Sales	Canada	EMEA[1]	Oceania)	Caribbean	Total
Monster Energy® Drinks	$4,320,026	$1,399,461	$500,145	$644,965	$6,864,597
Strategic Brands	205,948	163,905	40,891	21,489	432,233
Alcohol Brands	172,313	—	—	—	172,313
Other	23,566	—	—	—	23,566
Total Net Sales	$4,721,853	$1,563,366	$541,036	$666,454	$7,492,709

	Year Ended December 31, 2023
				Latin
			Asia Pacific	America
	U.S. and		(including	and
Net Sales	Canada	EMEA[1]	Oceania)	Caribbean	Total
Monster Energy® Drinks	$4,202,537	$1,257,471	$484,459	$610,622	$6,555,089
Strategic Brands	199,183	133,188	29,990	14,228	376,589
Alcohol Brands	184,855	—	—	—	184,855
Other	23,494	—	—	—	23,494
Total Net Sales	$4,610,069	$1,390,659	$514,449	$624,850	$7,140,027

1Europe, Middle East and Africa (“EMEA”)

Contract Liabilities

Amounts received from certain bottlers/distributors at inception of their distribution contracts or at the inception of certain sales/marketing programs are accounted for as deferred revenue. As of December 31, 2025 and 2024, the Company had $205.3 million and $224.8 million of deferred revenue, respectively, which is included in current and long-term deferred revenue in the Company’s accompanying consolidated balance sheet. During the years ended December 31, 2025, 2024 and 2023, $40.0 million, $39.9 million and $40.0 million, respectively, of deferred revenue, was recognized in net sales. See Note 8.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

3.INVESTMENTS

The following table summarizes the Company’s investments at December 31, 2025. The Company held no short-term or long-term investments at December 31, 2024.

					Continuous	Continuous
		Gross	Gross		Unrealized	Unrealized
		Unrealized	Unrealized		Loss Position	Loss Position
	Amortized	Holding	Holding	Fair	less than 12	greater than
December 31, 2025	Cost	Gains	Losses	Value	Months	12 Months
Available-for-sale
Short-term:
Commercial paper	$90,418	$1	$—	$90,419	$—	$—
Certificates of deposit	12,728	—	—	12,728	—	—
Municipal securities	674	1	—	675	—	—
U.S. treasuries	489,007	492	—	489,499	—	—
Corporate bonds	83,639	124	—	83,763	—	—
Long-term:
Municipal securities	1,206	1	—	1,207	—	—
U.S. treasuries	259,613	353	—	259,966	—	—
Corporate bonds	225,867	289	—	226,156	—	—
Total	$1,163,152	$1,261	$—	$1,164,413	$—	$—

During the years ended December 31, 2025, 2024 and 2023, realized gains or losses recognized on the sale of investments were not significant.

The Company’s investments at December 31, 2025 carried investment grade credit ratings.

The following table summarizes the underlying contractual maturities of the Company’s investments at December 31, 2025. The Company held no short-term or long-term investments at December 31, 2024.

	December 31, 2025
	Amortized Cost	Fair Value
Less than 1 year:
Commercial paper	$90,418	$90,419
Certificates of deposit	12,728	12,728
Municipal securities	674	675
U.S. treasuries	489,007	489,499
Corporate bonds	83,639	83,763
Due 1 - 10 years:
Municipal securities	1,206	1,207
U.S. treasuries	259,613	259,966
Corporate bonds	225,867	226,156
Total	$1,163,152	$1,164,413

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

4.FAIR VALUE OF CERTAIN FINANCIAL ASSETS AND LIABILITIES

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

The following tables present the fair value of the Company’s financial assets and liabilities that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

December 31, 2025	Level 1	Level 2	Level 3	Total
Cash	$1,244,954	$—	$—	$1,244,954
Money market funds	787,293	—	—	787,293
Commercial paper	—	90,419	—	90,419
Certificates of deposit	—	68,597	—	68,597
Municipal securities	—	1,882	—	1,882
U.S. treasuries	—	749,465	—	749,465
Corporate bonds	—	309,919	—	309,919
Foreign currency derivatives	—	(1,474)	—	(1,474)
Commodity derivatives	—	35,188	—	35,188
Total	$2,032,247	$1,253,996	$—	$3,286,243

Amounts included in:
Cash and cash equivalents	$2,032,247	$55,870	$—	$2,088,117
Short-term investments	—	677,084	—	677,084
Accounts receivable, net	—	33,667	—	33,667
Other assets	—	3,530	—	3,530
Investments	—	487,329	—	487,329
Accrued liabilities	—	(3,484)	—	(3,484)
Total	$2,032,247	$1,253,996	$—	$3,286,243

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

December 31, 2024	Level 1	Level 2	Level 3	Total
Cash	$1,103,647	$—	$—	$1,103,647
Money market funds	396,306	—	—	396,306
Certificates of deposit	—	33,334	—	33,334
Foreign currency derivatives	—	799	—	799
Commodity derivatives	—	(785)	—	(785)
Total	$1,499,953	$33,348	$—	$1,533,301

Amounts included in:
Cash and cash equivalents	$1,499,953	$33,334	$—	$1,533,287
Accounts receivable, net	—	5,991	—	5,991
Other assets	—	6	—	6
Accrued liabilities	—	(5,952)	—	(5,952)
Other liabilities	—	(31)	—	(31)
Total	$1,499,953	$33,348	$—	$1,533,301

The Company’s valuation of its Level 1 investments is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments is based on other observable inputs, specifically a market approach which utilizes valuation models, pricing systems, mathematical tools and other relevant information for the same or similar securities. The Company’s valuation of its Level 2 foreign currency exchange contracts is based on quoted market prices of the same or similar instruments, adjusted for counterparty risk. There were no transfers between Level 1 and Level 2 measurements during the years ended December 31, 2025 and 2024, and there were no changes in the Company’s valuation techniques.

Assets recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis may include items such as property and equipment, goodwill and other intangible assets. These assets are measured at fair value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Nonrecurring fair value measurements were not material for the year ended December 31, 2025.

5.INVENTORIES

Inventories consist of the following at December 31:

	2025	2024
Raw materials	$322,604	$232,698
Work in process	1,114	1,200
Finished goods	475,905	503,209
	$799,623	$737,107

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

6.PROPERTY AND EQUIPMENT, Net

Property and equipment consist of the following at December 31:

	2025	2024
Land	$188,889	$178,056
Leasehold improvements	33,456	31,132
Furniture and fixtures	13,263	11,416
Office and computer equipment	25,191	28,029
Equipment	611,269	561,408
Buildings	410,189	280,663
Vehicles	83,066	72,564
Assets under construction	55,252	178,980
	1,420,575	1,342,248
Less: accumulated depreciation and amortization	(339,031)	(295,224)
	$1,081,544	$1,047,024

Total depreciation and amortization expense recorded was $95.1 million, $72.9 million and $63.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. Assets under construction are not depreciated until in service date.

7.GOODWILL AND OTHER INTANGIBLE ASSETS

The following is a roll-forward of goodwill for the years ended December 31, 2025 and 2024 by reportable segment:

	Monster
	Energy®	Strategic	Alcohol
	Drinks	Brands	Brands*	Other	Total
Balance at December 31, 2024	$693,644	$637,999	$—	$—	$1,331,643
Acquisitions	—	—	—	—	—
Balance at December 31, 2025	$693,644	$637,999	$—	$—	$1,331,643

	Monster
	Energy®	Strategic	Alcohol
	Drinks	Brands	Brands*	Other	Total
Balance at December 31, 2023	$693,644	$637,999	$86,298	$—	$1,417,941
Acquisitions	—	—	—	—	—
Impairments*	—	—	(86,298)	—	(86,298)
Balance at December 31, 2024	$693,644	$637,999	$—	$—	$1,331,643

*Accumulated goodwill impairment balance at December 31, 2025 and 2024 was $86.3 million related entirely to Alcohol Brands. There were no impairments prior to the year ended December 31, 2024.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Intangible assets consist of the following at:

	December 31,	December 31,
	2025	2024
Amortizing intangibles	$137,664	$183,800
Accumulated amortization	(86,999)	(86,703)
	50,665	97,097
Non-amortizing intangibles	1,328,603	1,317,155
	$1,379,268	$1,414,252

No impairment charges were recorded to goodwill and other indefinite-lived intangible assets for the year ended December 31, 2025. For the year ended December 31, 2024, as a result of operating and financial performance not meeting projections due in part to challenges in the category, as well as a decrease in projected ongoing operating and financial performance related to the Alcohol Brands reporting unit, the Company determined that the conditions indicated that indefinite-lived intangible assets within the Alcohol Brands reporting unit were more-likely-than-not impaired and performed an impairment test to compare the fair value of these indefinite-lived intangible assets, consisting of goodwill, trademarks and permits, with their respective carrying values and with the carrying value of the Alcohol Brands reporting unit. As a result of this analysis, the Company recorded impairment charges of $86.3 million related to goodwill of the Alcohol Brands reporting unit for the year ended December 31, 2024. Further, for the years ended December 31, 2024 and 2023, impairment charges of $40.8 million and $38.7 million were recorded to other indefinite-lived intangible assets related primarily to the Alcohol Brands segment. Impairment charges are included in operating expenses in the consolidated statements of income.

Amortizing intangibles primarily consist of computer software, tradenames and customer relationships. All amortizing intangibles have been assigned an estimated finite useful life, and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives, generally three to ten years. Total amortization expense recorded was $19.3 million, $7.5 million and $5.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. For the year ended December 31, 2025, impairment charges of $38.4 million were recorded to certain finite-lived intangible assets related to the Alcohol Brands segment. No impairment charges were recorded to finite-lived intangible assets for the years ended December 31, 2024 and 2023. Impairment charges are included in operating expenses in the consolidated statements of income.

The following is the future estimated amortization expense related to amortizing intangibles as of December 31, 2025:

Year Ending December 31:
2026	$10,568
2027	9,104
2028	6,706
2029	4,590
2030	4,590
2031 and thereafter	15,107
$50,665

At December 31, 2025, non-amortizing other intangible assets primarily consist of indefinite-lived tradenames, flavors and formulas.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

8.DISTRIBUTION AGREEMENTS

In accordance with ASC 420 “Exit or Disposal Cost Obligations”, the Company expenses distributor termination costs in the period in which the written notification of termination occurs. Termination costs recognized were not significant for the years ended December 31, 2025, 2024 and 2023.

In the normal course of business, amounts received pursuant to new and/or amended distribution agreements entered into with certain bottlers/distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, are accounted for as deferred revenue and are recognized as revenue ratably over the anticipated life of the respective distribution agreement, generally 20 years. Revenue recognized was $21.4 million, $21.5 million and $21.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

9.DEBT

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

In May 2024, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders (the “Original Credit Agreement”), which provided for senior unsecured credit facilities in an aggregate principal amount of $1.50 billion (collectively, the “Credit Facilities”). The Credit Facilities previously consisted of a $750.0 million term loan (the “Term Loan”) and up to $750.0 million in multicurrency revolving loan commitments (the “Revolving Credit Facility”). The Term Loan was repaid in April 2025 with no additional borrowings permitted. In addition, pursuant to Amendment No. 1 to the Original Credit Agreement, dated as of October 17, 2025, among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders (the “Amended Credit Agreement”), the Company’s aggregate borrowing capacity under the Revolving Credit Facility has been reduced to $500.0 million. Borrowings under the Revolving Credit Facility bear interest at a variable rate per annum equal to the applicable rate plus margin (as defined in the Amended Credit Agreement). Borrowings may be repaid at any time during the term of the Revolving Credit Facility and may be reborrowed prior to the maturity date, which is set to occur in May 2029. As of December 31, 2025, no borrowings were outstanding under the Credit Facilities, and the Company was in compliance with all covenants under the Amended Credit Agreement.

Additionally, the Company has a line of credit of up to $15.0 million with HSBC Bank (China) Company Limited, Shanghai Branch. As of December 31, 2025, no amount was outstanding on this line of credit.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

10.COMMITMENTS AND CONTINGENCIES

Contractual Obligations – The Company had the following contractual obligations related primarily to sponsorships and other marketing activities as of December 31, 2025:

Year Ending December 31:
2026	$318,009
2027	116,925
2028	75,540
2029	48,902
2030	10,420
2031 and thereafter	437
$570,233

Purchase Commitments – The Company had purchase commitments aggregating approximately $216.6 million at December 31, 2025, which represented commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms but are generally satisfied within one year.

The Company purchases various raw material items, including, but not limited to, flavors, ingredients, supplement ingredients, containers, milk, glucose, sucralose and cream, from a limited number of suppliers. An interruption in supply from any of such resources could result in the Company’s inability to produce certain products for limited or possibly extended periods of time. The aggregate value of purchases from suppliers of such limited resources described above for the years ended December 31, 2025, 2024 and 2023 was $661.6 million, $577.0 million and $590.5 million, respectively.

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

Litigation – From time to time in the normal course of business, the Company is named in litigation, including mediation, arbitration, administrative proceedings, labor and employment matters, personal injury matters, consumer class actions, intellectual property matters, data privacy matters, and claims, including from prior distributors. Although it is not possible to predict the ultimate outcome of such litigation, based on the facts known to the Company, management believes that such litigation in aggregate will likely not have a material adverse effect on the Company’s financial position or results of operations.

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, and any related insurance reimbursements. As of December 31, 2025 and 2024, $36.2 million and $16.8 million, respectively, of loss contingencies were included in the Company’s accompanying consolidated balance sheets.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

11.ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, after tax, are as follows at December 31:

	2025	2024
Accumulated net unrealized gain (loss) on available-for-sale securities	$1,263	$—
Accumulated foreign currency translation gain (loss)	(108,059)	(269,930)
Accumulated net gain (loss) on commodity derivatives	45,955	443
Total accumulated other comprehensive loss	$(60,841)	$(269,487)

12.TREASURY STOCK

On August 19, 2024, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to an additional $500.0 million of the Company’s outstanding common stock (the “August 2024 Repurchase Plan”). During the year ended December 31, 2025, no shares were repurchased under the August 2024 Repurchase Plan. As of February 26, 2026, $500.0 million remained available for repurchase under the August 2024 Repurchase Plan.

The aggregate amount of the Company’s outstanding common stock that remains available for repurchase under all previously authorized repurchase plans is $500.0 million as of February 26, 2026.

During the year ended December 31, 2025, 1.5 million shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $103.6 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying consolidated balance sheet at December 31, 2025.

13.STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant as of December 31, 2025: (i) the Monster Beverage Corporation 2020 Omnibus Incentive Plan (the “2020 Omnibus Incentive Plan”), which includes the Monster Beverage Corporation Deferred Compensation Plan as a sub plan thereunder, and (ii) the Monster Beverage Corporation 2017 Compensation Plan for Non-Employee Directors as Amended and Restated on February 23, 2022 (the “2017 Directors Plan”), which includes the Monster Beverage Corporation Deferred Compensation Plan for Non-Employee Directors as a sub plan thereunder. The 2020 Omnibus Incentive Plan was approved by the Board of Directors on April 14, 2020 and approved by the stockholders of the Company at the annual meeting of the Company’s stockholders held on June 3, 2020 (the “Effective Date”). The 2020 Omnibus Incentive Plan replaced the Monster Beverage Corporation 2011 Omnibus Incentive Plan (the “2011 Omnibus Incentive Plan”).

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

Shares previously granted under the 2011 Omnibus Incentive Plan after December 31, 2019 and prior to the Effective Date of the 2020 Omnibus Incentive Plan reduced the number of shares available for grant under the 2020 Omnibus Incentive Plan. As of December 31, 2025, 23,062,505 shares of the Company’s common stock have been granted, net of cancellations, and 62,964,030 shares

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

(as adjusted for Full Value Awards) of the Company’s common stock remain available for grant under the 2020 Omnibus Incentive Plan.

The Compensation Committee of the Board of Directors (the “Compensation Committee”) has sole and exclusive authority to grant stock awards to all employees who are not new hires and to all new hires who are subject to Section 16 of the Exchange Act (“Section 16”). Each of the Compensation Committee and the Executive Committee of the Board of Directors (the “Executive Committee”) independently has the authority to grant stock awards to (i) new hires and (ii) employees receiving a promotion, in each case, who are not Section 16 employees. Awards granted by the Executive Committee are not subject to approval or ratification by the Board of Directors or the Compensation Committee. Options granted under the 2020 Omnibus Incentive Plan generally vest over a three- to five-year period from the grant date and are generally exercisable up to 10 years after the grant date. Restricted stock units granted under the 2020 Omnibus Incentive Plan generally vest over a three- or five-year period from the grant date. Performance share units will generally vest based on an award recipient’s continuous employment through a cumulative three-year performance period and the achievement of financial performance goals specified for the applicable award during such performance period.

In 2016, the Company adopted the Deferred Compensation Plan (as a sub plan to the 2011 Omnibus Incentive Plan), pursuant to which eligible employees may elect to defer cash and/or equity based compensation and to receive the deferred amounts, together with an investment return (positive or negative), either at a pre-determined time in the future or upon termination of employment with the Company or its subsidiaries or affiliates that are participating employers under the Deferred Compensation Plan, as provided under the Deferred Compensation Plan and in relevant deferral elections. Deferrals under the Deferred Compensation Plan are unfunded and unsecured. As of December 31, 2025 deferrals under the Deferred Compensation Plan are solely comprised of cash compensation and equity compensation and are not material in the aggregate.

In 2017, the Company adopted the 2017 Directors Plan, a successor plan to the 2009 Monster Beverage Corporation Stock Incentive Plan for Non-Employee Directors. The 2017 Directors Plan permits the granting of stock options, stock appreciation rights, restricted shares or restricted stock units, deferred awards, dividend equivalents, and other share-based awards up to an aggregate of 2,500,000 shares of common stock of the Company to non-employee directors of the Company.

Each calendar year, a non-employee director will receive an annual retainer and annual equity award, as provided for in the 2017 Directors Plan, which may be modified from time to time. In February 2022, the Board of Directors amended and restated the 2017 Directors Plan to provide for increases to the annual cash retainer and annual equity retainer that non-employee directors are entitled to receive. Currently, non-employee directors receive an annual equity retainer of approximately $175,000 in the form of restricted stock units at each annual meeting of the Company’s stockholders or promptly thereafter. A non-employee director’s annual award of restricted stock units will generally vest on the earliest to occur of: (a) the last business day immediately preceding the annual meeting of the Company’s stockholders in the calendar year following the calendar year in which the grant date occurs, (b) a Change of Control (as defined in the 2017 Directors Plan), (c) the non-employee director’s death, or (d) the date of the non-employee director’s separation from service due to disability, so long as the non-employee director remains a non-employee director through such date. The Board of Directors may in its discretion award non-employee directors stock options, stock appreciation rights, restricted stock and other share-based awards in lieu of or in addition to restricted stock units. The Board of Directors may amend or terminate the 2017 Directors Plan at any time, subject to certain limitations set forth in the 2017 Directors Plan. As of December 31, 2025, 316,259 shares of the Company’s common stock had been granted under the 2017 Directors Plan, and 2,183,741 shares of the Company’s common stock remain available for grant.

In 2017, the Company adopted the Deferred Compensation Plan for Non-Employee Directors (as a sub plan to the 2017 Directors Plan), pursuant to which the Board of Directors may permit non-employee directors to elect, at such times and in accordance with rules and procedures (or sub-plan) adopted by the Board of Directors (which are intended to comply with Section 409A of the Code, as applicable), to receive all or any portion of such non-employee director’s compensation, whether payable in cash or in equity, on a deferred basis. Deferrals under the Deferred Compensation Plan for Non-Employee Directors are unfunded and unsecured. As of December 31, 2025, deferrals under the Deferred Compensation Plan for Non-Employee Directors are solely comprised of cash compensation and equity compensation and are not material in the aggregate. The 2017 Directors Plan was adopted to effectuate any such deferrals. The 2017 Directors Plan is administered by the Board of Directors. Each award granted under the 2017 Directors Plan will be evidenced by a written agreement and will contain the terms and conditions that the Board of Directors deems appropriate.

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

The Company recorded $125.7 million, $91.0 million and $68.8 million of compensation expense relating to outstanding options, restricted stock units, performance share units and other share-based awards during the years ended December 31, 2025, 2024 and 2023, respectively.

The tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options and vesting of restricted stock units and performance share units for the years ended December 31, 2025, 2024 and 2023 was $37.1 million, $12.9 million and $62.2 million, respectively.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted through December 31, 2025 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for (i) employee stock options based on the estimated fair value of the options on the date of grant and (ii) for non-employee stock options based on the estimated fair value of the options as of the earlier of (1) the date at which a commitment for performance by the non-employee to earn the stock option is reached or (2) the date at which the non-employee’s performance is complete, in each case using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	2025	2024	2023
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	26.7%	27.4%	27.6%
Risk-free interest rate	4.19%	4.18%	3.75%
Expected term	6.2 Years	6.4 Years	6.3 Years

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

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares (in	Price Per	Term (in	Aggregate
Options	thousands)	Share	years)	Intrinsic Value
Outstanding at January 1, 2025	27,088	$38.98	5.8	$400,207
Granted 01/01/25 - 03/31/25	1,299	$55.09
Granted 04/01/25 - 06/30/25	21	$60.28
Granted 07/01/25 - 09/30/25	—	$—
Granted 10/01/25 - 12/31/25	23	$66.51
Exercised	(5,942)	$27.69
Cancelled or forfeited	(328)	$52.58
Outstanding at December 31, 2025	22,161	$42.80	5.8	$750,594
Vested and expected to vest in the future at December 31, 2025	21,554	$42.49	5.8	$736,616
Exercisable at December 31, 2025	11,219	$34.42	4.0	$474,047

The following table summarizes information about stock options outstanding and exercisable at December 31, 2025:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted	Number	Weighted
			Number	Remaining	Average	Exercisable	Average
Range of Exercise			Outstanding	Contractual	Exercise	(in	Exercise
Prices ($)			(in thousands)	Term (Years)	Price ($)	thousands)	Price ($)
$20.91	-	$29.37	3,854	1.7	$26.52	3,854	$26.52
$29.84	-	$31.20	3,111	3.6	$30.40	3,111	$30.40
$31.73	-	$33.71	40	4.1	$32.80	40	$32.80
$36.62	-	$36.62	3,497	6.2	$36.62	1,561	$36.62
$38.96	-	$48.30	2,823	6.7	$45.85	1,358	$44.91
$48.90	-	$48.90	20	5.7	$48.90	14	$48.90
$50.82	-	$50.82	3,360	7.2	$50.82	827	$50.82
$51.38	-	$59.52	1,470	9.1	$54.90	30	$53.86
$60.30	-	$60.30	3,960	8.2	$60.30	424	$60.30
$63.83	-	$66.51	26	9.8	$66.13	—	$—
			22,161	5.8	$42.80	11,219	$34.42

The weighted-average grant-date fair value of options granted during the years ended December 31, 2025, 2024 and 2023 was $19.90 per share, $21.40 per share and $18.28 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 was $214.7 million, $83.1 million and $333.5 million, respectively.

Cash received from option exercises under all plans for the years ended December 31, 2025, 2024 and 2023 was $164.6 million, $79.0 million and $130.3 million, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

At December 31, 2025, there was $116.0 million of total unrecognized compensation expense related to non-vested options granted to employees under the Company’s share-based payment plans. That cost is expected to be recognized over a weighted-average period of 2.4 years.

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

The following table summarizes the Company’s activities with respect to non-vested restricted stock units and performance share units as follows:

		Weighted-
	Number of	Average
	Shares (in	Grant-Date
	thousands)	Fair Value
Non-vested at January 1, 2025	1,682	$46.16
Granted 01/01/25 - 03/31/25[1]	1,017	$55.08
Granted 04/01/25 - 06/30/25	33	$62.68
Granted 07/01/25 - 09/30/25	1	$61.59
Granted 10/01/25 - 12/31/25	7	$66.72
Vested	(635)	$39.42
Forfeited/cancelled	(65)	$42.83
Non-vested at December 31, 2025	2,040	$53.15

[1]The grant activity for performance share units is recorded based on the target performance level earning 100% of target performance share units. The actual number of performance share units earned could range from 0% to 200% of target depending on the achievement of pre-established performance goals.

The weighted-average grant-date fair value of restricted stock units and/or performance share units granted during the years ended December 31, 2025, 2024 and 2023 was $55.40, $58.77 and $51.24 per share, respectively. As of December 31, 2025, 1.7 million of restricted stock units and performance share units are expected to vest.

At December 31, 2025, total unrecognized compensation expense relating to non-vested restricted stock units and performance share units was $55.8 million, which is expected to be recognized over a weighted-average period of 2.2 years.

Other Share-Based Awards

The Company has granted other share-based awards to certain employees that are payable in cash. These awards are classified as liabilities and are valued based on the fair value of the award at the grant date and are remeasured at each reporting date until settlement, with compensation expense being recognized in proportion to the completed requisite service period up until date of settlement. At December 31, 2025, other share-based awards outstanding included grants that vest over three years payable in the first quarters of 2026, 2027 and 2028.

At December 31, 2025, there was $2.9 million of unrecognized compensation expense related to nonvested other share-based awards granted to employees under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 1.7 years.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Employee and Non-Employee Share-Based Compensation Expense

The table below shows the amounts recognized in the consolidated financial statements for the years ended December 31, 2025, 2024 and 2023 for share-based compensation related to employees and non-employees.

Employee and non-employee share-based compensation expense of $125.7 million for the year ended December 31, 2025 is comprised of $12.7 million relating to incentive stock options, $4.6 million relating to other share-based awards and $108.4 million relating to non-qualified stock options, restricted stock units and performance share units.

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

	2025	2024	2023
Operating expenses	$125,687	$90,985	$68,836
Total employee and non-employee share-based compensation expense included in income, before income tax	125,687	90,985	68,836
Less: Amount of income tax benefit recognized in earnings	(39,745)	(16,006)	(64,401)
Amount charged against net income	$85,942	$74,979	$4,435

14.INCOME TAXES

The Company evaluated the various provisions of the Tax Reform Act, including, the global intangible low-taxed income (“GILTI”) and the foreign derived intangible income provisions. The Company will treat any U.S. tax on foreign earnings under GILTI as a current period expense when incurred.

Consolidated retained earnings at December 31, 2025 included undistributed after-tax earnings from certain non-U.S. subsidiaries that were not indefinitely reinvested. At December 31, 2025, the Company had a deferred tax liability of $10.0 million for the estimated taxes associated with the repatriation of these earnings. Undistributed earnings of approximately $22.5 million in foreign subsidiaries were indefinitely reinvested in foreign operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings was not practicable.

The domestic and foreign components of the Company’s income before provision for income taxes are as follows:

	Year Ended December 31,
	2025	2024	2023
Domestic*	$2,302,984	$1,540,619	$1,809,418
Foreign*	179,545	448,840	259,064
Income before provision for income taxes	$2,482,529	$1,989,459	$2,068,482

*After intercompany royalties, management fees and interest charges from the Company’s domestic to foreign entities of $110.3 million, $108.4 million and $101.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Components of the provision for income taxes are as follows:

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$308,032	$273,825	$259,911
State	61,927	55,087	47,079
Foreign	202,791	145,118	99,563
	572,750	474,030	406,553

Deferred:
Federal	304	11,395	42,237
State	(1,228)	(900)	2,376
Foreign	(1,309)	(12,772)	(13,936)
	(2,233)	(2,277)	30,677

Valuation allowance	6,580	8,658	264
	$577,097	$480,411	$437,494

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate after the adoption of ASU 2023-09 for the year ended December 31, 2025 is as follows:

	2025
U.S. federal statutory tax rate	$521,331	21.0%
State and local income tax, net of federal income tax effect[1]	49,399	2.0%
Foreign tax effect	36,628	1.5%
Effect of cross-border tax laws[2]	(1,390)	(0.1)%
Tax Credits
Foreign tax credits	(21,357)	(0.9)%
Energy-related tax credits	(4,335)	(0.2)%
Change in valuation allowance	12,378	0.5%
Nontaxable or nondeductible Items	(9,830)	(0.4)%
Changes in unrecognized tax benefit	837	0.0%
Other adjustments	(6,564)	(0.2)%
Effective tax rate	$577,097	23.2%

(1)	State taxes in California, Illinois, Minnesota, Michigan, New Jersey and New York make up the majority (greater than 50%) of the tax effect in this category.
(2)	Includes the impact of any tax credits.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

A reconciliation of the total provision for income taxes after applying the U.S. federal statutory rate of 21% to income before provision for income taxes to the reported provision for income taxes prior to the adoption of ASU 2023-09 are as follows for the years ended:

	Year ended December 31,
	2024	2023
U.S. federal tax expense at statutory rates	$417,786	$434,381
State income taxes, net of federal tax benefit	38,850	39,416
Permanent differences	(21,298)	(27,235)
Stock-based compensation	5,266	(43,846)
Residual tax on undistributed foreign earnings	3,903	8,423
Other	(10,843)	(5,132)
Foreign rate differential	38,089	31,223
Valuation allowance	8,658	264
	$480,411	$437,494

Cash paid for income taxes, net of refunds received, by jurisdiction for the year ended December 31, 2025 is as follows:

2025
Federal	$321,000
State	51,407
Foreign
Brazil	38,351
Ireland	28,495
Other	110,865
$550,118

The amount of cash income taxes paid by the Company during the years ended December 31, 2024 and 2023 was $476.2 million and $423.2 million, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Major components of the Company’s deferred tax assets (liabilities) at December 31, 2025 and 2024 are presented in the table below. Certain amounts as of December 31, 2024 have been reclassified to conform to the presentation as of December 31, 2025.

	2025	2024
Deferred tax assets:
Capitalization of inventory costs	$11,326	$13,253
Accrued compensation	16,722	13,941
Deferred revenue	48,208	53,802
Stock-based compensation	18,704	19,649
Net operating loss carryforward	25,632	33,159
Termination payments	32,920	39,489
Operating lease liabilities	13,078	13,201
Intangible assets	100,129	84,455
Accrued liabilities	21,824	16,725
Foreign tax credit carryforward	12,378	—
Other deferred tax assets	81,214	76,593
Total gross deferred tax assets	$382,135	$364,267

Deferred tax liabilities:
Amortization of intangibles	$(107,473)	$(93,511)
Operating lease ROU assets	(13,078)	(13,201)
Bang transaction gain	(11,672)	(11,740)
Depreciation	(56,344)	(57,168)
Other deferred tax liabilities	(13,749)	(12,741)
Total gross deferred tax liabilities	$(202,316)	$(188,361)

Valuation allowance	(45,245)	(38,665)

Net deferred tax assets	$134,574	$137,241

During the years ended December 31, 2025, 2024 and 2023, the Company recorded valuation allowances against certain deferred tax assets from cumulative net operating losses incurred by certain foreign subsidiaries of the Company, state income tax related to cumulative net operating losses incurred by certain U.S. subsidiaries, and foreign tax credit carryforwards. The effect of the valuation allowances and the subsequent related impact on the Company’s overall tax rate was to increase the Company’s provision for income taxes by $6.6 million, $8.6 million and $0.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. At December 31, 2025, the Company had net state operating loss carryforwards of approximately $96.0 million and net foreign operating loss carryforwards of approximately $77.0 million. Of these amounts, $68.4 million of net foreign operating loss carryforwards may be carried forward indefinitely. The remaining $104.6 million of net state and foreign operating loss carryforwards will begin to expire in 2026.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the years ended December 31, 2025, 2024 and 2023:

Gross Unrecognized Tax
Benefits
Balance at December 31, 2022	$3,020
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior year	739
Decreases for tax positions related to prior years	(650)
Balance at December 31, 2023	$3,109
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior year	631
Decreases for tax positions related to prior years	(1,114)
Balance at December 31, 2024	$2,626
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior year	1,440
Decreases for tax positions related to prior years	(836)
Balance at December 31, 2025	$3,230

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s consolidated financial statements. As of December 31, 2025, the Company had accrued approximately $0.9 million in interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions, it would not have a significant impact on the Company’s effective tax rate.

It is expected that any change in the amount of unrecognized tax benefit change within the next 12 months will not be significant.

The Company is subject to U.S. federal income tax as well as to income tax in multiple state and foreign jurisdictions.

The Company is in various stages of examination with certain states and certain foreign jurisdictions. The Company’s 2022 through 2025 U.S. federal income tax returns are subject to examination by the IRS. The Company’s state income tax returns are generally subject to examination for the 2021 through 2025 tax years. The United Kingdom and Ireland income tax returns are subject to examination for the 2021 through 2025 tax years.

15.EARNINGS PER SHARE

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations for the years ended December 31, 2025, 2024 and 2023 is presented below (in thousands):

	2025	2024	2023
Weighted-average shares outstanding:
Basic	975,887	1,004,566	1,044,887
Dilutive securities	8,564	8,541	13,094
Diluted	984,451	1,013,107	1,057,981

For the years ended December 31, 2025, 2024 and 2023, options and awards outstanding totaling 6.5 million shares, 7.8 million shares and 3.3 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

16.EMPLOYEE BENEFIT PLAN

Employees of the Company may participate in the Monster Beverage Corporation 401(k) Plan, a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute into a traditional plan with pretax salary or into a Roth plan with after tax salary up to statutory limits. The Company contributes 50% of the employee contribution, up to 8% of each employee’s earnings, which vest over four years (2 years of service = 50%, 3 years of service = 75%, 4 years of service = 100%). Matching contributions were $11.3 million, $10.4 million and $8.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

17.SEGMENT INFORMATION

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

The tables below provide information about the Company’s reportable segments, including the corporate and unallocated category.

Year Ended December 31, 2025

	Monster
	Energy®	Strategic	Alcohol
	Drinks	Brands	Brands	Other	Total
Net sales[1]	$7,665,871	$468,716	$134,720	$25,036	$8,294,343

Cost of sales	3,394,604	146,913	102,303	18,328	—
Gross profit	4,271,267	321,803	32,417	6,708	4,632,195

Distribution expense	314,933	6,257	9,897	—	—
Selling and marketing expense	714,958	61,633	26,447	421	—
Nonmanufacturing payroll expense	177,027	9,556	35,212	2,147	—
Intangibles impairment	—	—	38,411	—	—
Other segment items[2]	87,845	3,600	49,410	698	—
Segment profit (loss)[1]	2,976,504	240,757	(126,960)	3,442	3,093,743

Reconciliation of segment profit (loss)
Interest and other income, net					63,175
Unallocated amounts:
Corporate payroll expenses					(445,742)
Corporate overhead expenses, excluding payroll					(228,647)

Income before provision for income taxes					$2,482,529

Depreciation and amortization	$78,504	$1,104	$19,467	$1,218	$100,293
Unallocated depreciation and amortization					14,148
Total depreciation and amortization					$114,441

1For the Monster Energy® Drinks segment, includes $40.0 million related to the recognition of deferred revenue.

2Other segment items for each reportable segment include:

Monster Energy® Drinks - travel and entertainment expense, professional services expense, and certain overhead expenses

Strategic Brands - travel and entertainment expense, and certain overhead expenses

Alcohol Brands - property and equipment impairment, depreciation and amortization expense, travel and entertainment expense, professional services expense, and certain overhead expenses

Other - professional services expense, and certain overhead expenses

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Year Ended December 31, 2024

	Monster
	Energy®	Strategic	Alcohol
	Drinks	Brands	Brands	Other	Total
Net sales[1]	$6,864,597	$432,233	$172,313	$23,566	$7,492,709

Cost of sales	3,170,993	125,099	131,590	16,149	—
Gross profit	3,693,604	307,134	40,723	7,417	4,048,878

Distribution expense	322,464	6,030	13,621	19	—
Selling and marketing expense	672,582	55,629	27,652	235	—
Nonmanufacturing payroll expense	164,091	8,790	36,884	2,174	—
Goodwill and intangibles impairment	—	—	127,098	—	—
Other segment items[2]	72,011	2,933	35,784	342	—
Segment profit (loss)[1]	2,462,456	233,752	(200,316)	4,647	2,500,539

Reconciliation of segment profit (loss)
Interest and other income, net					59,165
Unallocated amounts:
Corporate payroll expenses					(377,382)
Corporate overhead expenses, excluding payroll					(192,863)

Income before provision for income taxes					$1,989,459

Depreciation and amortization	$53,117	$942	$14,290	$200	$68,549
Unallocated depreciation and amortization					11,885
Total depreciation and amortization					$80,434

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

Alcohol Brands - depreciation and amortization expense, travel and entertainment expense, professional services expense, and certain overhead expenses

Other - travel and entertainment expense, and certain overhead expenses

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Year Ended December 31, 2023

	Monster
	Energy®	Strategic	Alcohol
	Drinks	Brands	Brands	Other	Total
Net sales[1]	$6,555,089	$376,589	$184,855	$23,494	$7,140,027

Cost of sales	3,094,906	104,980	129,607	16,328	—
Gross profit	3,460,183	271,609	55,248	7,166	3,794,206

Distribution expense	306,516	6,184	10,931	47	—
Selling and marketing expense	601,550	48,937	24,814	266	—
Nonmanufacturing payroll expense	146,236	6,446	34,192	1,996	—
Intangibles impairment	—	300	38,400	—	—
Other segment items[2]	67,137	2,596	28,035	1,293	—
Segment profit (loss)[1]	2,338,744	207,146	(81,124)	3,564	2,468,330

Reconciliation of segment profit (loss)
Interest and other income, net					115,127
Unallocated amounts:
Corporate payroll expenses					(331,743)
Corporate overhead expenses, excluding payroll					(183,232)

Income before provision for income taxes					$2,068,482

Depreciation and amortization	$37,606	$793	$15,745	$1,264	$55,408
Unallocated depreciation and amortization					13,490
Total depreciation and amortization					$68,898

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

Monster Energy® Drinks - travel and entertainment expense, professional services expense, and certain overhead expenses

Strategic Brands - travel and entertainment expense, and certain overhead expenses

Alcohol Brands - depreciation and amortization expense, travel and entertainment expense, professional services expense, and certain overhead expenses

Other - depreciation and amortization expense, and certain overhead expenses

Coca-Cola Europacific Partners accounted for approximately 15%, 14% and 13% of the Company’s net sales for the years ended December 31, 2025, 2024 and 2023, respectively.

Coca-Cola Consolidated, Inc. accounted for approximately 10% of the Company’s net sales for each of the years ended December 31, 2025, 2024 and 2023.

Net sales to customers outside the United States amounted to $3.44 billion, $2.96 billion and $2.71 billion for the years ended December 31, 2025, 2024 and 2023, respectively. Such sales were approximately 41%, 40% and 38% of net sales for the years ended December 31, 2025, 2024 and 2023, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Goodwill and other intangible assets for the Company’s reportable segments as of December 31, 2025 and 2024 were as follows:

	2025	2024
Goodwill and other intangible assets:
Monster Energy® Drinks	$1,716,824	$1,703,256
Strategic Brands	982,543	982,035
Alcohol Brands	11,544	60,604
Other	—	—
	$2,710,911	$2,745,895

18.RELATED PARTY TRANSACTIONS

TCCC controls approximately 20.9% of the voting interests of the Company. The TCCC Subsidiaries, the TCCC Related Parties and certain TCCC independent bottlers, purchase and distribute the Company’s products in domestic and certain international markets. The Company also pays TCCC a commission based on certain sales within the TCCC distribution network.

TCCC commissions, based on sales to the TCCC Subsidiaries and the TCCC Related Parties, for the year ended December 31, 2025 were $115.4 million, and are included as a reduction to net sales. TCCC commissions, based on sales to the TCCC Independent Bottlers for the year ended December 31, 2025 were $46.6 million, and are included in operating expenses in the consolidated statements of income.

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

Net sales to the TCCC Subsidiaries for the years ended December 31, 2025, 2024 and 2023 were $251.0 million, $216.4 million and $137.9 million, respectively.

The Company also purchases concentrates from TCCC which are then sold to certain of the Company’s bottlers/distributors. Concentrate purchases from TCCC were $25.8 million, $28.0 million and $29.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Certain TCCC Subsidiaries also contract manufacture certain of the Company’s energy drinks. Such contract manufacturing expenses were $54.2 million, $41.9 million and $35.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts)

Accounts receivable, accounts payable, accrued promotional allowances and accrued liabilities related to the TCCC Subsidiaries were as follows at:

	December 31,	December 31,
	2025	2024
Accounts receivable, net	$166,618	$112,686
Accounts payable	$(37,775)	$(29,095)
Accrued promotional allowances	$(24,898)	$(16,914)
Accrued liabilities	$(28,458)	$(22,595)

One director of the Company through certain trusts, and a family member of one director are principal owners of a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the years ended December 31, 2025, 2024 and 2023 were $5.8 million, $5.9 million and $4.0 million, respectively.

The Company occasionally charters a private aircraft that is indirectly owned by Mr. Rodney C. Sacks, Chairman of the Board of Directors. On certain occasions, Mr. Sacks is accompanied by guests and other Company personnel when using such aircraft for business travel. During the years ended December 31, 2025, 2024 and 2023, the Company incurred costs of $0.06 million, $0.05 million and $0.14 million, respectively.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023 (Dollars in Thousands)

	Balance at	Charged to		Balance at
	beginning	cost and		end of
Description	of period	expenses	Deductions	period
Allowance for doubtful accounts, sales returns and cash discounts:

2025	$7,124	$19,303	$(20,427)	$6,000
2024	$7,638	$20,695	$(21,209)	$7,124
2023	$10,460	$20,991	$(23,813)	$7,638

Allowance on deferred tax assets and unrecognized tax benefits:

2025	$41,968	$7,417	$—	$49,385
2024	$33,692	$8,276	$—	$41,968
2023	$33,166	$526	$—	$33,692