Form 10-Q
period 2026-03-31
Monster Beverage Corp
filed 2026-05-08
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026	Commission File Number 001-18761

MONSTER BEVERAGE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	47-1809393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes __    No X

The registrant had 978,008,110 shares of common stock, par value $0.005 per share, outstanding as of April 30, 2026.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

MARCH 31, 2026

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2026 AND DECEMBER 31, 2025

(In Thousands, Except Par Value) (Unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,039,700	$2,088,117
Short-term investments	945,293	677,084
Accounts receivable, net	1,882,808	1,618,072
Inventories	828,260	799,623
Prepaid expenses and other current assets	166,477	103,551
Prepaid income taxes	49,073	74,637
Total current assets	5,911,611	5,361,084

INVESTMENTS	770,400	487,329
PROPERTY AND EQUIPMENT, net	1,074,598	1,081,544
DEFERRED INCOME TAXES, net	189,055	188,646
GOODWILL	1,331,643	1,331,643
OTHER INTANGIBLE ASSETS, net	1,380,311	1,379,268
OTHER ASSETS	185,915	159,431
Total Assets	$10,843,533	$9,988,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$783,859	$565,974
Accrued liabilities	396,864	306,085
Accrued promotional allowances	402,440	384,070
Deferred revenue	46,448	45,323
Accrued compensation	69,740	114,023
Income taxes payable	115,713	32,305
Total current liabilities	1,815,064	1,447,780

DEFERRED REVENUE	155,281	159,991
OTHER LIABILITIES	146,153	127,066

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 5,000,000 shares authorized; 1,134,502 shares issued and 977,916 shares outstanding as of March 31, 2026; 1,132,906 shares issued and 978,113 shares outstanding as of December 31, 2025	5,673	5,665
Additional paid-in capital	5,476,746	5,430,847
Retained earnings	9,923,701	9,354,216
Accumulated other comprehensive loss	(69,336)	(60,841)
Common stock in treasury, at cost; 156,586 shares and 154,793 shares as of March 31, 2026 and December 31, 2025, respectively	(6,609,749)	(6,475,779)
Total stockholders’ equity	8,727,035	8,254,108
Total Liabilities and Stockholders’ Equity	$10,843,533	$9,988,945

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE-MONTHS ENDED MARCH 31, 2026 AND 2025

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended
	March 31,
	2026	2025
NET SALES	$2,353,291	$1,854,558

COST OF SALES	1,059,942	806,596

GROSS PROFIT	1,293,349	1,047,962

OPERATING EXPENSES	563,391	478,217

OPERATING INCOME	729,958	569,745

INTEREST and OTHER INCOME, net	20,170	8,272

INCOME BEFORE PROVISION FOR INCOME TAXES	750,128	578,017

PROVISION FOR INCOME TAXES	180,643	135,024

NET INCOME	$569,485	$442,993

NET INCOME PER COMMON SHARE:
Basic	$0.58	$0.45
Diluted	$0.58	$0.45

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	978,309	973,622
Diluted	988,258	981,282

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE-MONTHS ENDED MARCH 31, 2026 AND 2025

(In Thousands) (Unaudited)

	Three-Months Ended
	March 31,
	2026	2025
Net income, as reported	$569,485	$442,993
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	(24,664)	63,971
Change in net unrealized gain (loss) on available-for-sale investments	(4,324)	—
Change in net gain (loss) on commodity derivatives	20,493	2,570
Other comprehensive income (loss)	(8,495)	66,541
Comprehensive income	$560,990	$509,534

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE-MONTHS ENDED MARCH 31, 2026 AND 2025

(In Thousands) (Unaudited)

					Accumulated
			Additional		Other			Total
	Common stock		Paid-in	Retained	Comprehensive	Treasury stock		Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	Equity
Balance, December 31, 2025	1,132,906	$5,665	$5,430,847	$9,354,216	$(60,841)	(154,793)	$(6,475,779)	$8,254,108

Stock-based compensation	—	—	27,944	—	—	—	—	27,944
Stock options/awards	1,596	8	17,955	—	—	—	—	17,963
Unrealized gain (loss), net on available-for-sale securities	—	—	—	—	(4,324)	—	—	(4,324)
Repurchase of common stock	—	—	—	—	—	(1,793)	(133,970)	(133,970)
Foreign currency translation	—	—	—	—	(24,664)	—	—	(24,664)
Net gain (loss) on commodity derivatives	—	—	—	—	20,493	—	—	20,493
Net income	—	—	—	569,485	—	—	—	569,485
Balance, March 31, 2026	1,134,502	$5,673	$5,476,746	$9,923,701	$(69,336)	(156,586)	$(6,609,749)	$8,727,035

					Accumulated
			Additional		Other			Total
	Common stock		Paid-in	Retained	Comprehensive	Treasury stock		Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	Equity
Balance, December 31, 2024	1,126,329	$5,632	$5,144,922	$7,448,784	$(269,487)	(153,250)	$(6,372,133)	$5,957,718

Stock-based compensation	—	—	20,727	—	—	—	—	20,727
Stock options/awards	2,366	11	48,082	—	—	—	—	48,093
Repurchase of common stock	—	—	—	—	—	(302)	(16,633)	(16,633)
Foreign currency translation	—	—	—	—	63,971	—	—	63,971
Net gain (loss) on commodity derivatives	—	—	—	—	2,570	—	—	2,570
Net income	—	—	—	442,993	—	—	—	442,993
Balance, March 31, 2025	1,128,695	$5,643	$5,213,731	$7,891,777	$(202,946)	(153,552)	$(6,388,766)	$6,519,439

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTHS ENDED MARCH 31, 2026 AND 2025

(In Thousands) (Unaudited)

	Three-Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$569,485	$442,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,400	24,848
Non-cash lease expense	3,636	4,014
(Gain) loss on disposal of property and equipment	(684)	324
Loss on impairment of property and equipment	—	2,279
Stock-based compensation	28,294	20,727
Deferred income taxes	(413)	135
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(249,066)	(109,557)
Inventories	(33,498)	19,594
Prepaid expenses and other assets	(70,639)	(3,995)
Prepaid income taxes	23,368	11,912
Accounts payable	164,698	11,768
Accrued liabilities	86,996	33,661
Accrued promotional allowances	23,713	30,785
Accrued compensation	(45,500)	(37,338)
Income taxes payable	83,355	61,674
Other liabilities	(3,670)	(1,885)
Deferred revenue	(3,489)	(4,339)
Net cash provided by operating activities	604,986	507,600

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of available-for-sale investments	197,709	—
Purchases of available-for-sale investments	(696,089)	—
Purchases of property and equipment	(20,604)	(29,056)
Proceeds from sale of property and equipment	819	1,147
Additions to intangibles	(3,531)	(5,343)
Decrease in other assets	1,011	2,397
Net cash used in investing activities	(520,685)	(30,855)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short-term debt	(2,113)	(2,045)
Payments on credit facilities	—	(175,000)
Issuance of common stock	17,963	48,093
Purchases of common stock held in treasury	(133,970)	(16,633)
Net cash used in financing activities	(118,120)	(145,585)

Effect of exchange rate changes on cash and cash equivalents	(14,598)	38,972

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(48,417)	370,132
CASH AND CASH EQUIVALENTS, beginning of period	2,088,117	1,533,287
CASH AND CASH EQUIVALENTS, end of period	$2,039,700	$1,903,419

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$41	$4,174
Income taxes	$71,424	$61,646

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTHS ENDED MARCH 31, 2026 AND 2025

(In Thousands) (Unaudited) (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

Included in accrued liabilities as of March 31, 2026 and 2025 were additions to other intangible assets of $1.8 million and $5.1 million, respectively.

Included in accounts payable as of March 31, 2026 and 2025 were property and equipment purchases of $0.7 million and $4.0 million, respectively.

Included in accounts payable as of March 31, 2026 were available-for-sale short-term investment purchases of $28.4 million.

Included in accounts payable as of March 31, 2026 were available-for-sale long-term investment purchases of $28.8 million.

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

1.	BASIS OF PRESENTATION

Reference is made to the Notes to Consolidated Financial Statements, in Monster Beverage Corporation and Subsidiaries (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2025 for a summary of significant accounting policies utilized by the Company and its consolidated subsidiaries and other disclosures, which should be read in conjunction with this Quarterly Report on Form 10-Q (“Form 10-Q”).

The Company’s condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting. They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP. The information set forth in these interim condensed consolidated financial statements for the three-months ended March 31, 2026 and 2025, respectively, is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading. Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expenses. The amendments in this update require the Company to disaggregate key expense categories such as purchases of inventory, employee compensation, depreciation and intangible asset amortization, within its financial statements. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026. Early adoption is permitted. The Company is evaluating the impact ASU 2024-03 will have on its consolidated financial statements.

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

Revenues are accounted for in accordance with FASB Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. The Company has four operating and reportable segments: (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is primarily comprised of the Company’s Monster Energy® drinks, Reign Total Body Fuel® high performance energy drinks, Reign Storm® total wellness energy drinks, Bang Energy® drinks and FLRTTM total wellness energy drinks, (ii) Strategic Brands segment (“Strategic Brands”), which is primarily comprised of the various energy drink brands acquired from The Coca-Cola Company (“TCCC”) in 2015 as well as the Company’s affordable energy brands, Predator® and Fury®, (iii) Alcohol Brands segment (“Alcohol Brands”), which is comprised of various craft beers, flavored malt beverages (“FMBs”) and hard seltzers and (iv) Other segment (“Other”), which is comprised of certain products sold by American Fruits and Flavors, LLC, a wholly-owned subsidiary of the Company, to independent third-party customers (the “AFF Third-Party Products”).

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

The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. Certain of the Company’s bottlers/distributors may also perform a separate function as a co-packer on the Company’s behalf. In such cases, control of the Company’s products passes to such bottlers/distributors when they notify the Company that they have taken possession or transferred the relevant portion of the Company’s finished goods. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of March 31, 2026 and December 31, 2025.

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

Disaggregation of Revenue

The following tables disaggregate the Company’s revenue by geographical markets and reportable segments:

	Three-Months Ended March 31, 2026
			Asia Pacific	Latin
	U.S. and		(including	America and
Net Sales	Canada	EMEA[1]	Oceania)	Caribbean	Total
Monster Energy® Drinks	$1,258,277	$525,529	$189,693	$215,155	$2,188,654
Strategic Brands	50,462	60,694	12,198	3,366	126,720
Alcohol Brands	32,657	—	—	—	32,657
Other	5,260	—	—	—	5,260
Total Net Sales	$1,346,656	$586,223	$201,891	$218,521	$2,353,291

	Three-Months Ended March 31, 2025
			Asia Pacific	Latin
	U.S. and		(including	America and
Net Sales	Canada	EMEA[1]	Oceania)	Caribbean	Total
Monster Energy® Drinks	$1,080,337	$346,071	$132,019	$157,121	$1,715,548
Strategic Brands	43,630	38,504	12,504	3,694	98,332
Alcohol Brands	34,703	—	—	—	34,703
Other	5,975	—	—	—	5,975
Total Net Sales	$1,164,645	$384,575	$144,523	$160,815	$1,854,558

1Europe, Middle East and Africa (“EMEA”)

Contract Liabilities

Amounts received from certain bottlers/distributors at the inception of their distribution contracts or at the inception of certain sales/marketing programs are accounted for as deferred revenue. As of March 31, 2026 and December 31, 2025, the Company had $201.7 million and $205.3 million, respectively, of deferred revenue, which is included in current and long-term deferred revenue in the Company’s condensed consolidated balance sheets. During both the three-months ended March 31, 2026 and 2025, $9.9 million of deferred revenue was recognized in net sales. See Note 8.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

3.INVESTMENTS

The following table summarizes the Company’s investments at:

					Continuous	Continuous
		Gross	Gross		Unrealized	Unrealized
		Unrealized	Unrealized		Loss Position	Loss Position
	Amortized	Holding	Holding	Fair	less than	greater than
March 31, 2026	Cost	Gains	Losses	Value	12 Months	12 Months
Available-for-sale
Short-term:
Commercial paper	$150,976	$—	$—	$150,976	$—	$—
Certificates of deposit	7,157	—	—	7,157	—	—
Municipal securities	3,370	—	2	3,368	2	—
U.S. government agency securities	26,696	—	8	26,688	8	—
U.S. treasuries	555,812	—	69	555,743	69	—
Corporate bonds	201,655	—	294	201,361	294	—
Long-term:
Municipal securities	596	—	2	594	2	—
U.S. government agency securities	37,511	—	123	37,388	123	—
U.S. treasuries	402,428	—	1,421	401,007	1,421	—
Corporate bonds	332,551	—	1,140	331,411	1,140	—
Total	$1,718,752	$—	$3,059	$1,715,693	$3,059	$—

					Continuous	Continuous
		Gross	Gross		Unrealized	Unrealized
		Unrealized	Unrealized		Loss Position	Loss Position
	Amortized	Holding	Holding	Fair	less than	greater than
December 31, 2025	Cost	Gains	Losses	Value	12 Months	12 Months
Available-for-sale
Short-term:
Commercial paper	$90,418	$1	$—	$90,419	$—	$—
Certificates of deposit	12,728	—	—	12,728	—	—
Municipal securities	674	1	—	675	—	—
U.S. treasuries	489,007	492	—	489,499	—	—
Corporate bonds	83,639	124	—	83,763	—	—
Long-term:
Municipal securities	1,206	1	—	1,207	—	—
U.S. treasuries	259,613	353	—	259,966	—	—
Corporate bonds	225,867	289	—	226,156	—	—
Total	$1,163,152	$1,261	$—	$1,164,413	$—	$—

During the three-months ended March 31, 2026, realized gains or losses recognized on the sale of investments were not significant. During the three-months ended March 31, 2025, no investments were sold.

The Company’s investments at March 31, 2026 carried investment grade credit ratings.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	March 31, 2026
	Amortized Cost	Fair Value
Less than 1 year:
Commercial paper	$150,976	$150,976
Certificates of deposit	7,157	7,157
Municipal securities	3,370	3,368
U.S. government agency securities	26,696	26,688
U.S. treasuries	555,812	555,743
Corporate bonds	201,655	201,361
Due 1 - 10 years:
Municipal securities	596	594
U.S. government agency securities	37,511	37,388
U.S. treasuries	402,428	401,007
Corporate bonds	332,551	331,411
Total	$1,718,752	$1,715,693

	December 31, 2025
	Amortized Cost	Fair Value
Less than 1 year:
Commercial paper	$90,418	$90,419
Certificates of deposit	12,728	12,728
Municipal securities	674	675
U.S. treasuries	489,007	489,499
Corporate bonds	83,639	83,763
Due 1 - 10 years:
Municipal securities	1,206	1,207
U.S. treasuries	259,613	259,966
Corporate bonds	225,867	226,156
Total	$1,163,152	$1,164,413

4.	FAIR VALUE OF CERTAIN FINANCIAL ASSETS AND LIABILITIES

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

The following tables present the fair value of the Company’s financial assets and liabilities that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

March 31, 2026	Level 1	Level 2	Level 3	Total
Cash	$1,095,693	$—	$—	$1,095,693
Money market funds	899,583	—	—	899,583
Commercial paper	—	150,976	—	150,976
Certificates of deposit	—	51,581	—	51,581
Municipal securities	—	3,962	—	3,962
U.S. government agency securities	—	64,076	—	64,076
U.S. treasuries	—	956,750	—	956,750
Corporate bonds	—	532,772	—	532,772
Foreign currency derivatives	—	(974)	—	(974)
Commodity derivatives	—	54,097	—	54,097
Total	$1,995,276	$1,813,240	$—	$3,808,516

Amounts included in:
Cash and cash equivalents	$1,995,276	$44,424	$—	$2,039,700
Short-term investments	—	945,293	—	945,293
Accounts receivable, net	—	52,777	—	52,777
Prepaid expenses and other current assets	—	218	—	218
Other assets	—	2,385	—	2,385
Investments	—	770,400	—	770,400
Accrued liabilities	—	(2,137)	—	(2,137)
Other liabilities	—	(120)	—	(120)
Total	$1,995,276	$1,813,240	$—	$3,808,516

December 31, 2025	Level 1	Level 2	Level 3	Total
Cash	$1,244,954	$—	$—	$1,244,954
Money market funds	787,293	—	—	787,293
Commercial paper	—	90,419	—	90,419
Certificates of deposit	—	68,597	—	68,597
Municipal securities	—	1,882	—	1,882
U.S. treasuries	—	749,465	—	749,465
Corporate bonds	—	309,919	—	309,919
Foreign currency derivatives	—	(1,474)	—	(1,474)
Commodity derivatives	—	35,188	—	35,188
Total	$2,032,247	$1,253,996	$—	$3,286,243

Amounts included in:
Cash and cash equivalents	$2,032,247	$55,870	$—	$2,088,117
Short-term investments	—	677,084	—	677,084
Accounts receivable, net	—	33,667	—	33,667
Other assets	—	3,530	—	3,530
Investments	—	487,329	—	487,329
Accrued liabilities	—	(3,484)	—	(3,484)
Total	$2,032,247	$1,253,996	$—	$3,286,243

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company’s valuation of its Level 1 investments is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments is based on other observable inputs, specifically a market approach which utilizes valuation models, pricing systems, mathematical tools and other relevant information for the same or similar securities. The Company’s valuation of its Level 2 foreign currency exchange contracts is based on quoted market prices of the same or similar instruments, adjusted for counterparty risk. There were no transfers between Level 1 and Level 2 measurements during the three-months ended March 31, 2026, or during the year-ended December 31, 2025, and there were no changes in the Company’s valuation techniques.

5.	INVENTORIES

Inventories consist of the following at:

	March 31,	December 31,
	2026	2025
Raw materials	$318,520	$322,604
Work in process	1,076	1,114
Finished goods	508,664	475,905
	$828,260	$799,623

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at:

	March 31,	December 31,
	2026	2025
Land	$189,225	$188,889
Leasehold improvements	32,976	33,456
Furniture and fixtures	13,271	13,263
Office and computer equipment	25,072	25,191
Equipment	618,769	611,269
Buildings	408,488	410,189
Vehicles	93,465	83,066
Assets under construction	54,897	55,252
	1,436,163	1,420,575
Less: accumulated depreciation and amortization	(361,565)	(339,031)
	$1,074,598	$1,081,544

Total depreciation and amortization expense was $25.7 million and $20.5 million for the three-months ended March 31, 2026 and 2025, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

7.GOODWILL AND OTHER INTANGIBLE ASSETS

The following is a roll-forward of goodwill for the three-months ended March 31, 2026 and 2025 by reportable segment:

	Monster
	Energy®	Strategic	Alcohol
	Drinks	Brands	Brands*	Other	Total
Balance at December 31, 2025	$693,644	$637,999	$—	$—	$1,331,643
Acquisitions	—	—	—	—	—
Balance at March 31, 2026	$693,644	$637,999	$—	$—	$1,331,643

	Monster
	Energy®	Strategic	Alcohol
	Drinks	Brands	Brands*	Other	Total
Balance at December 31, 2024	$693,644	$637,999	$—	$—	$1,331,643
Acquisitions	—	—	—	—	—
Balance at March 31, 2025	$693,644	$637,999	$—	$—	$1,331,643

*Accumulated goodwill impairment balance was $86.3 million related entirely to Alcohol Brands. There were no impairments prior to the year ended December 31, 2024.

Intangible assets consist of the following at:

	March 31,	December 31,
	2026	2025
Amortizing intangibles	$138,103	$137,664
Accumulated amortization	(88,641)	(86,999)
	49,462	50,665
Non-amortizing intangibles	1,330,849	1,328,603
	$1,380,311	$1,379,268

Amortizing intangibles primarily consist of computer software, tradenames and customer relationships. All amortizing intangibles have been assigned an estimated finite useful life, and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives, generally three to ten years. Total amortization expense was $2.7 million and $4.3 million for the three-months ended March 31, 2026 and 2025, respectively. For the three-months ended March 31, 2026 and 2025, no impairment charges were recorded to intangible assets.

The following is the future estimated amortization expense related to amortizing intangibles as of March 31, 2026:

2026 (from April 1, 2026 to December 31, 2026)	$7,955
2027	9,053
2028	8,165
2029	4,590
2030	4,590
2031 and thereafter	15,109
$49,462

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

8.	DISTRIBUTION AGREEMENTS

In the normal course of business, amounts received pursuant to new and/or amended distribution agreements entered into with certain bottlers/distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, or at the inception of certain sales/marketing programs are accounted for as deferred revenue and are recognized as revenue ratably over the anticipated life of the respective agreement, generally 20 years or program duration, as the case may be. Revenue recognized was $9.9 million for both the three-months ended March 31, 2026 and 2025.

9.	DEBT

In May 2024, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders (the “Original Credit Agreement”), which provided for senior unsecured credit facilities in an aggregate principal amount of $1.50 billion (collectively, the “Credit Facilities”). The Credit Facilities previously consisted of a $750.0 million term loan (the “Term Loan”) and up to $750.0 million in multicurrency revolving loan commitments (the “Revolving Credit Facility”). The Term Loan was repaid in April 2025 with no additional borrowings permitted. In addition, pursuant to Amendment No. 1 to the Original Credit Agreement, dated as of October 17, 2025, among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders (the “Amended Credit Agreement”), the Company’s aggregate borrowing capacity under the Revolving Credit Facility has been reduced to $500.0 million. Borrowings under the Revolving Credit Facility bear interest at a variable rate per annum equal to the applicable rate plus margin (as defined in the Amended Credit Agreement). Borrowings may be repaid at any time during the term of the Revolving Credit Facility and may be reborrowed prior to the maturity date, which is set to occur in May 2029. As of March 31, 2026, no borrowings were outstanding under the Credit Facilities, and the Company was in compliance with all covenants under the Amended Credit Agreement.

Additionally, the Company has a line of credit of up to $15.0 million with HSBC Bank (China) Company Limited, Shanghai Branch. As of March 31, 2026, no amount was outstanding on this line of credit.

10.	COMMITMENTS AND CONTINGENCIES

The Company had purchase commitments aggregating approximately $207.9 million at March 31, 2026, which represented commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms but are generally satisfied within one year.

The Company had contractual obligations aggregating approximately $684.9 million at March 31, 2026, which related primarily to sponsorships and other marketing activities.

Litigation — From time to time in the normal course of business, the Company is named in litigation, including labor and employment matters, personal injury matters, consumer class actions, intellectual property matters and claims from prior distributors. Although it is not possible to predict the ultimate outcome of such litigation, based on the facts known to the Company, management believes that such litigation, in aggregate, will likely not have a material adverse effect on the Company’s financial position or results of operations.

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, and any related insurance reimbursements. As of March 31, 2026 and December 31, 2025, $30.1 million and $36.2 million, respectively, of loss contingencies were included in the Company’s accompanying condensed consolidated balance sheets.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

11.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the three-months ended March 31, 2026 and 2025 are as follows:

	Accumulated Net	Currency	Unrealized Gains
	Gains (Losses)	Translation	(Losses) on
	on Commodity	Gains	Available-for-
	Derivatives	(Losses)	Sale Securities	Total
Balance at December 31, 2025	$45,955	$(108,059)	$1,263	$(60,841)
Other comprehensive income (loss) before reclassifications	32,639	(24,664)	(4,324)	3,651
Amounts reclassified from accumulated other comprehensive loss	(12,146)	—	—	(12,146)
Net current-period other comprehensive income (loss)	20,493	(24,664)	(4,324)	(8,495)
Balance at March 31, 2026	$66,448	$(132,723)	$(3,061)	$(69,336)

	Accumulated Net	Currency	Unrealized Gains
	Gains (Losses)	Translation	(Losses) on
	on Commodity	Gains	Available-for-
	Derivatives	(Losses)	Sale Securities	Total
Balance at December 31, 2024	$443	$(269,930)	$—	$(269,487)
Other comprehensive income (loss) before reclassifications	2,570	63,971	—	66,541
Net current-period other comprehensive income (loss)	2,570	63,971	—	66,541
Balance at March 31, 2025	$3,013	$(205,959)	$—	$(202,946)

12.	TREASURY STOCK

On August 19, 2024, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to an additional $500.0 million of the Company’s outstanding common stock (the “August 2024 Repurchase Plan”). During the three-months ended March 31, 2026, the Company purchased approximately 1.4 million shares of its common stock at an average purchase price of $73.86 per share, for a total amount of approximately $100.0 million under the August 2024 Repurchase Plan. As of May 6, 2026, approximately $400.0 million remained available for repurchase under the August 2024 Repurchase Plan.

The aggregate amount of the Company’s outstanding common stock that remains available for repurchase under all previously authorized repurchase plans is approximately $400.0 million as of May 6, 2026.

During the three-months ended March 31, 2026, 0.4 million shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $33.9 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying condensed consolidated balance sheet at March 31, 2026.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

13.	STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at March 31, 2026: (i) the Monster Beverage Corporation 2020 Omnibus Incentive Plan, including the Monster Beverage Corporation Deferred Compensation Plan as a sub-plan thereunder, and (ii) the Monster Beverage Corporation 2017 Compensation Plan for Non-Employee Directors as Amended and Restated on February 23, 2022, including the Monster Beverage Corporation Deferred Compensation Plan for Non-Employee Directors as a sub-plan thereunder.

The Company recorded $28.3 million and $20.7 million of compensation expense relating to outstanding options, restricted stock units, performance share units and other share-based awards during the three-months ended March 31, 2026 and 2025, respectively.

The tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options and vesting of restricted stock units and performance share units for the three-months ended March 31, 2026 and 2025 was $5.5 million and $7.2 million, respectively.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted as of March 31, 2026 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	Three-Months Ended March 31,
	2026		2025
Dividend yield	0.0%		0.0%
Expected volatility	25.5%		26.7%
Risk-free interest rate	4.1%		4.2%
Expected term	6.1	years	6.2	years

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term	Intrinsic
Options	(in thousands)	Per Share	(in years)	Value
Outstanding at January 1, 2026	22,161	$42.80	5.8	$750,594
Granted 01/01/26 - 03/31/26	894	$77.11
Exercised	(620)	$28.96
Cancelled or forfeited	(31)	$53.32
Outstanding at March 31, 2026	22,404	$44.54	5.8	$629,728
Vested and expected to vest in the future at March 31, 2026	21,688	$44.14	5.7	$618,077
Exercisable at March 31, 2026	13,689	$37.81	4.5	$474,335

The weighted-average grant-date fair value of options granted during the three-months ended March 31, 2026 and 2025 was $26.54 per share and $19.83 per share, respectively.

The total intrinsic value of options exercised during the three-months ended March 31, 2026 and 2025 was $30.4 million and $48.1 million, respectively.

Cash received from option exercises under all plans for the three-months ended March 31, 2026 and 2025 was $18.0 million and $48.1 million, respectively.

At March 31, 2026, there was $121.4 million of total unrecognized compensation expense related to non-vested options granted to employees under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 2.5 years.

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

The following table summarizes the Company’s activities with respect to non-vested restricted stock units and performance share units as follows:

	Number of Shares	Weighted-Average Grant-Date
	(in thousands)	Fair Value
Non-vested at January 1, 2026	2,040	$53.15
Granted 01/01/26 - 03/31/26[1]	986	$68.99
Vested	(976)	$50.99
Forfeited/cancelled	(2)	$55.09
Non-vested at March 31, 2026	2,048	$61.81

1The grant activity for performance share units is recorded based on the target performance level earning 100% of target performance share units. The actual number of performance share units earned could range from 0% to 200% of target depending on the achievement of pre-established performance goals.

The weighted-average grant-date fair value of restricted stock units and/or performance share units granted during the three-months ended March 31, 2026 and 2025 was $77.11 and $55.08 per share, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

As of March 31, 2026, 1.9 million restricted stock units and performance share units are expected to vest over their respective terms.

At March 31, 2026, total unrecognized compensation expense relating to non-vested restricted stock units and performance share units was $91.2 million, which is expected to be recognized over a weighted-average period of 2.4 years.

Other Share-Based Awards

The Company has granted other share-based awards to certain employees that are payable in cash. These awards are classified as liabilities and are valued based on the fair value of the award at the grant date and are remeasured at each reporting date until settlement, with compensation expense being recognized in proportion to the completed requisite service period up until the date of settlement. At March 31, 2026, other share-based awards outstanding included grants that vest over three years payable in the first quarters of 2027, 2028 and 2029.

At March 31, 2026, there was $2.4 million of unrecognized compensation expense related to non-vested other share-based awards granted to employees under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 1.5 years.

14.	INCOME TAXES

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the three-months ended March 31, 2026:

Gross Unrecognized Tax
Benefits
Balance at December 31, 2025	$3,230
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior years	348
Decreases for tax positions related to the prior years	—
Balance at March 31, 2026	$3,578

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. As of March 31, 2026, the Company had approximately $1.0 million in accrued interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions, the resultant impact on the Company’s effective tax rate would not be significant.

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

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations is presented below (in thousands):

	Three-Months Ended
	March 31,
	2026	2025
Weighted-average shares outstanding:
Basic	978,309	973,622
Dilutive	9,949	7,660
Diluted	988,258	981,282

For the three-months ended March 31, 2026 and 2025, options and awards outstanding totaling 0.2 million shares and 9.7 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

16.	SEGMENT INFORMATION

The Company has four operating and reportable segments: (i) Monster Energy® Drinks segment, which is primarily comprised of the Company’s Monster Energy® drinks, Reign Total Body Fuel® high performance energy drinks, Reign Storm® total wellness energy drinks, Bang Energy® drinks and FLRTTM total wellness energy drinks, (ii) Strategic Brands segment, which is primarily comprised of the various energy drink brands acquired from TCCC in 2015 as well as the Company’s affordable energy brands, Predator® and Fury®, (iii) Alcohol Brands segment, which is comprised of various craft beers, FMBs and hard seltzers and (iv) Other segment, which is comprised of the AFF Third-Party Products.

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

The tables below provide information about the Company’s reportable segments, including the corporate and unallocated category.

Three-Months Ended March 31, 2026

	Monster
	Energy®	Strategic	Alcohol
	Drinks	Brands	Brands	Other	Total
Net sales[1]	$2,188,654	$126,720	$32,657	$5,260	$2,353,291

Cost of sales	990,657	43,565	22,147	3,573
Gross profit	1,197,997	83,155	10,510	1,687	1,293,349

Distribution expense	97,888	2,670	2,270	10
Selling and marketing expense	177,926	12,846	4,204	40
Nonmanufacturing payroll expense	50,051	2,880	9,711	432
Other segment items[2]	23,253	875	3,972	824
Segment profit (loss)[1]	848,879	63,884	(9,647)	381	903,497

Reconciliation of segment profit (loss)
Interest and other income, net					20,170
Unallocated amounts:
Corporate payroll expenses					(117,658)
Corporate overhead expenses, excluding payroll					(55,881)

Income before provision for income taxes					$750,128

Depreciation and amortization	$21,670	$294	$1,884	$282	$24,130
Unallocated depreciation and amortization					4,270
Total depreciation and amortization					$28,400

1For the Monster Energy® Drinks segment, includes $9.9 million related to the recognition of deferred revenue.

2Other segment items for each reportable segment include:

Monster Energy® Drinks – travel and entertainment expense, professional services expense, and certain overhead expenses

Strategic Brands – travel and entertainment expense, and certain overhead expenses

Alcohol Brands – travel and entertainment expense, professional services expense, depreciation and amortization expense, and certain overhead expenses

Other – professional services expense, and certain overhead expenses

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Three-Months Ended March 31, 2025

	Monster
	Energy®	Strategic	Alcohol
	Drinks	Brands	Brands	Other	Total
Net sales[1]	$1,715,548	$98,332	$34,703	$5,975	$1,854,558

Cost of sales	745,696	30,687	25,436	4,777
Gross profit	969,852	67,645	9,267	1,198	1,047,962

Distribution expense	73,445	1,111	2,998	—
Selling and marketing expense	154,534	11,295	6,338	113
Nonmanufacturing payroll expense	42,807	2,450	9,322	713
Other segment items[2]	18,714	893	12,099	136
Segment profit (loss)[1]	680,352	51,896	(21,490)	236	710,994

Reconciliation of segment profit (loss)
Interest and other income, net					8,272
Unallocated amounts:
Corporate payroll expenses					(97,101)
Corporate overhead expenses, excluding payroll					(44,148)

Income before provision for income taxes					$578,017

Depreciation and amortization	$16,625	$259	$5,094	$124	$22,102
Unallocated depreciation and amortization					2,746
Total depreciation and amortization					$24,848

1For the Monster Energy® Drinks segment, includes $9.9 million related to the recognition of deferred revenue.

2Other segment items for each reportable segment include:

Monster Energy® Drinks – travel and entertainment expense, professional services expense, and certain overhead expenses

Strategic Brands – travel and entertainment expense, and certain overhead expenses

Alcohol Brands – depreciation and amortization expense, travel and entertainment expense, professional services expense, and certain overhead expenses

Other – professional services expense, and certain overhead expenses

Coca-Cola Europacific Partners accounted for approximately 17% and 14% of the Company’s net sales for the three-months ended March 31, 2026 and 2025, respectively.

Coca-Cola Consolidated, Inc. accounted for approximately 9% and 10% of the Company’s net sales for the three-months ended March 31, 2026 and 2025, respectively.

Net sales to customers outside the United States amounted to $1.06 billion and $733.2 million for the three-months ended March 31, 2026 and 2025, respectively. Such sales were approximately 45% and 40% of net sales for the three-months ended March 31, 2026 and 2025, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Goodwill and other intangible assets for the Company’s reportable segments were as follows at:

	March 31,	December 31,
	2026	2025
Goodwill and other intangible assets:
Monster Energy® Drinks	$1,718,207	$1,716,824
Strategic Brands	982,543	982,543
Alcohol Brands	11,204	11,544
Other	—	—
	$2,711,954	$2,710,911

17.	RELATED PARTY TRANSACTIONS

TCCC controls approximately 20.9% of the voting interests of the Company. The TCCC Subsidiaries, the TCCC Related Parties and certain TCCC independent bottlers, purchase and distribute the Company’s products in domestic and certain international markets. The Company also pays TCCC a commission based on certain sales within the TCCC distribution network.

TCCC commissions, based on sales to the TCCC Subsidiaries and the TCCC Related Parties, were $36.4 million and $25.8 million for the three-months ended March 31, 2026 and 2025, respectively, and are included as a reduction to net sales.

TCCC commissions, based on sales to TCCC independent bottlers, were $16.2 million and $9.4 million for the three-months ended March 31, 2026 and 2025, respectively, and are included in operating expenses.

Net sales to the TCCC Subsidiaries for the three-months ended March 31, 2026 and 2025 were $65.1 million and $58.1 million, respectively.

The Company also purchases concentrates from TCCC which are then sold to certain of the Company’s bottlers/distributors. Concentrate purchases from TCCC were $5.9 million and $6.4 million for the three-months ended March 31, 2026 and 2025, respectively.

Certain TCCC Subsidiaries also contract manufacture certain of the Company’s energy drinks. Such contract manufacturing expenses were $13.1 million and $11.7 million for the three-months ended March 31, 2026 and 2025, respectively.

Accounts receivable, accounts payable, accrued promotional allowances and accrued liabilities related to the TCCC Subsidiaries were as follows at:

	March 31,	December 31,
	2026	2025
Accounts receivable, net	$176,940	$166,618
Accounts payable	$(39,040)	$(37,775)
Accrued promotional allowances	$(19,178)	$(24,898)
Accrued liabilities	$(66,038)	$(28,458)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

One director of the Company through certain trusts, and a family member of one director have ownership interests in a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the three-months ended March 31, 2026 and 2025 were $1.3 million and $1.6 million, respectively.

The Company occasionally charters a private aircraft that is indirectly owned by Mr. Rodney C. Sacks, Chairman of the Board of Directors. On certain occasions, Mr. Sacks is accompanied by guests and other Company personnel when using such aircraft for business travel. During the three-months ended March 31, 2026, the Company incurred no expenses in relation to the aircraft. During the three-months ended March 31, 2025, the Company incurred expenses of $0.04 million in relation to the aircraft.

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

Pricing Actions

We implemented price increases in the fourth quarter of 2025 (for core brands and packages) in the United States and at various times in certain international markets during 2025 (collectively, the “Pricing Actions”). The Pricing Actions positively impacted gross profit margins in 2026 as compared to 2025.

Overview

We develop, market, sell and distribute energy drink beverages and concentrates for energy drink beverages, primarily under the following brand names:

● Monster Energy®	● Full Throttle®
● Monster Energy Ultra®	● Burn®
● Rehab Monster®	● Mother®
● Monster Energy® Nitro	● Nalu®
● Java Monster®	● Ultra Energy®
● Punch Monster®	● Play® and Power Play® (stylized)
● Juice Monster®	● Relentless®
● Reign Total Body Fuel®	● BPM®
● Reign Storm®	● BU®
● StormTM	● Samurai®
● Bang Energy®	● Live+®
● FLRTTM	● Predator®
● NOS®	● Fury®

We also develop, market, sell and distribute craft beers, FMBs and hard seltzers under a number of brands, including Jai Alai® IPA, Florida Man® IPA, Dale’s Pale Ale®, Wild Basin® Hard Seltzers, Dallas Blonde®, Deep EllumTM IPA, Perrin Brewing Company® Black Ale, Hop Rising® Double IPA, Wasatch® Apricot Hefeweizen, The BeastTM, Beast® Tea, Blind Lemon®, Blinder LemonTM and other brands.

We have four operating and reportable segments: (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is primarily comprised of our Monster Energy® drinks, Reign Total Body Fuel® high performance energy drinks, Reign Storm® total wellness energy drinks, Bang Energy® drinks and FLRTTM total wellness energy drinks, (ii) Strategic Brands segment (“Strategic Brands”), which is primarily comprised of the various energy drink brands acquired from The Coca-Cola Company (“TCCC”) in 2015 as well as our affordable energy brands, Predator® and Fury®, (iii) Alcohol Brands segment (“Alcohol Brands”), which is comprised of various craft beers, FMBs and hard seltzers and (iv) Other segment (“Other”), which is comprised of certain products sold by American Fruits and Flavors LLC, a wholly-owned subsidiary of the Company, to independent third-party customers (the “AFF Third-Party Products”).

During the three-months ended March 31, 2026, we continued to expand our existing drink portfolio by adding additional products to our portfolio in a number of countries and further developed our distribution markets. During the three-months ended March 31, 2026, we sold the following new products to our customers:

●	Bang Energy® Lime Pop Drop
●	FLRTTM Berry TemptingTM
●	FLRTTM Guava LavaTM
●	FLRTTM Strawberry FlingTM
●	FLRTTM Sunset SqueezeTM
●	Full Throttle® Red Apple
●	Juice Monster® Strawberry Lemonade
●	NOS® Grand Prix GuavaTM
●	Reign Total Body Fuel® Watermelon Sour Gummy
●	Relentless® White Citrus

In the normal course of business, we discontinue certain products and/or product lines. Those products or product lines discontinued in the three-months ended March 31, 2026, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Our net sales were $2.35 billion for the three-months ended March 31, 2026. Net changes in foreign currency exchange rates had a favorable impact on net sales of approximately $89.3 million for the three-months ended March 31, 2026. Net sales on a foreign currency adjusted basis increased 22.1% for the three-months ended March 31, 2026.

The vast majority of our net sales are derived from our Monster Energy® Drinks segment. Net sales of our Monster Energy® Drinks segment were $2.19 billion for the three-months ended March 31, 2026. Net sales of our Strategic Brands segment were $126.7 million for the three-months ended March 31, 2026. Net sales of our Alcohol Brands segment were $32.7 million for the three-months ended March 31, 2026. Net sales of our Other segment were $5.3 million for the three-months ended March 31, 2026.

Our Monster Energy® Drinks segment represented 93.0% and 92.5% of our net sales for the three-months ended March 31, 2026 and 2025, respectively. Our Strategic Brands segment represented 5.4% and 5.3% of our net sales for the three-months ended March 31, 2026 and 2025, respectively. Our Alcohol Brands segment represented 1.4% and 1.9% of our net sales for the three-months ended March 31, 2026 and 2025, respectively. Our Other segment represented 0.2% and 0.3% of our net sales for the three-months ended March 31, 2026 and 2025, respectively.

Our growth strategy includes further developing our domestic markets and expanding our international business. Net sales to customers outside the United States were $1.06 billion for the three-months ended March 31, 2026, an increase of approximately $329.3 million, or 44.9% higher than net sales to customers outside of the United States of $733.2 million for the three-months ended March 31, 2025. Such sales were approximately 45% and 40% of net sales for the three-months ended March 31, 2026 and 2025, respectively. Net changes in foreign currency exchange rates had a favorable impact on net sales to customers outside of the United States of approximately $89.3 million for the three-months ended March 31, 2026. Net sales to customers outside the United States, on a foreign currency adjusted basis, increased 32.7% for the three-months ended March 31, 2026.

Our non-alcohol customers are primarily full service beverage bottlers/distributors, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience and gas chains, drug stores, foodservice customers, value stores, e-commerce retailers and the military. Our alcohol customers are primarily beer distributors who in turn sell to retailers within the alcohol distribution system. Percentages of our gross billings to our various customer types for the three- months ended March 31, 2026 and 2025 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such bottlers/distributors’ sales to their own customers.

	Three-Months Ended
	March 31,
	2026	2025
U.S. full service bottlers/distributors	41%	45%
International full service bottlers/distributors	47%	41%
Club stores and e-commerce retailers	8%	9%
Retail grocery, direct convenience, specialty chains and wholesalers	2%	2%
Alcohol, value stores and other	2%	3%

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

Coca-Cola Europacific Partners accounted for approximately 17% and 14% of the Company’s net sales for the three-months ended March 31, 2026 and 2025, respectively.

Coca-Cola Consolidated, Inc. accounted for approximately 9% and 10% of the Company’s net sales for the three-months ended March 31, 2026 and 2025, respectively.

Results of Operations

The following table sets forth key statistics for the three-months ended March 31, 2026 and 2025.

	Three-Months Ended		Percentage
(In thousands, except per share amounts)	March 31,		Change
	2026	2025	26 vs. 25
Net sales[1]	$2,353,291	$1,854,558	26.9%
Cost of sales	1,059,942	806,596	31.4%
Gross profit*[1]	1,293,349	1,047,962	23.4%
Gross profit as a percentage of net sales	55.0%	56.5%

Operating expenses	563,391	478,217	17.8%
Operating expenses as a percentage of net sales	23.9%	25.8%

Operating income[1]	729,958	569,745	28.1%
Operating income as a percentage of net sales	31.0%	30.7%

Interest and other income, net	20,170	8,272	143.8%

Income before provision for income taxes[1]	750,128	578,017	29.8%

Provision for income taxes	180,643	135,024	33.8%

Income taxes as a percentage of income before taxes	24.1%	23.4%

Net income	$569,485	$442,993	28.6%
Net income as a percentage of net sales	24.2%	23.9%

Net income per common share:
Basic	$0.58	$0.45	27.9%
Diluted	$0.58	$0.45	27.6%

Energy drink case sales (in thousands) (in 192‑ounce case equivalents)	274,460	213,100	28.8%

1Includes $9.9 million for both the three-months ended March 31, 2026 and 2025, related to the recognition of deferred revenue.

*Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses. We include out-bound freight and warehouse costs in operating expenses rather than in cost of sales.

Three-Months Ended March 31, 2026 Compared to the Three-Months Ended March 31, 2025.

Net Sales

Net sales were $2.35 billion for the three-months ended March 31, 2026, an increase of approximately $498.7 million, or 26.9% higher than net sales of $1.85 billion for the three-months ended March 31, 2025. Net sales increased primarily due to increased worldwide sales of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had a favorable impact on net sales of approximately $89.3 million for the three-months ended March 31, 2026. Net sales on a foreign currency adjusted basis increased 22.1% for the three-months ended March 31, 2026.

Net sales for the Monster Energy® Drinks segment were $2.19 billion for the three-months ended March 31, 2026, an increase of approximately $473.1 million, or 27.6% higher than net sales of $1.72 billion for the three-months ended March 31, 2025. Net sales increased primarily due to increased worldwide sales of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had a favorable impact on net sales for the Monster Energy® Drinks segment of approximately $82.0 million for the three-months ended March 31, 2026. Net sales for the Monster Energy® Drinks segment on a foreign currency adjusted basis increased 22.8% for the three-months ended March 31, 2026.

Net sales for the Strategic Brands segment were $126.7 million for the three-months ended March 31, 2026, an increase of approximately $28.4 million, or 28.9% higher than net sales of $98.3 million for the three-months ended March 31, 2025. Net sales for the Strategic Brands segment increased primarily due to increased sales of our Burn®, Predator®, and Fury® brand energy drinks. Net changes in foreign currency exchange rates had a favorable impact on net sales of approximately $7.3 million for the Strategic Brands segment for the three-months ended March 31, 2026. Net sales for the Strategic Brands segment on a foreign currency adjusted basis increased 21.4% for the three-months ended March 31, 2026. Net sales of concentrates within the Strategic Brands segment tend to have more pronounced fluctuations from period to period as compared to net sales of our finished goods within the Monster Energy® Drinks segment primarily as a result of bottler production schedules.

Net sales for the Alcohol Brands segment were $32.7 million for the three-months ended March 31, 2026, a decrease of approximately $2.0 million, or 5.9% lower than net sales of $34.7 million for the three-months ended March 31, 2025. The decrease in net sales for the three-months ended March 31, 2026 was primarily due to decreased sales of craft beers.

Net sales for the Other segment were $5.3 million for the three-months ended March 31, 2026, a decrease of approximately $0.7 million, or 12.0% lower than net sales of $6.0 million for the three-months ended March 31, 2025.

Case sales for our energy drink products, in 192-ounce case equivalents, were 274.5 million cases for the three-months ended March 31, 2026, an increase of approximately 61.4 million cases or 28.8% higher than case sales of 213.1 million cases for the three-months ended March 31, 2025. The overall average net sales per case for our energy drink products (excluding net sales of Alcohol Brands and Other segments) decreased marginally to $8.44 for the three-months ended March 31, 2026 from $8.51 for the three-months ended March 31, 2025.

Case sales for our craft beers, FMBs and hard seltzers, in 192-ounce equivalents, were 2.3 million cases for the three-months ended March 31, 2026, a decrease of approximately 0.1 million cases or 5.7% lower than case sales of 2.4 million cases for the three-months ended March 31, 2025. Barrel sales for our craft beers, FMBs and hard seltzers, in 31 U.S. gallon equivalents, were 0.11 million barrels for the three-months ended March 31, 2026, a decrease of approximately 0.01 million barrels or 5.7% lower than barrel sales of 0.12 million barrels for the three-months ended March 31, 2025.

Gross Profit

Gross profit was $1.29 billion for the three-months ended March 31, 2026, an increase of approximately $245.4 million, or 23.4% higher than the gross profit of $1.05 billion for the three-months ended March 31, 2025. The increase in gross profit dollars was primarily the result of the increase in net sales.

Gross profit as a percentage of net sales decreased to 55.0% for the three-months ended March 31, 2026 from 56.5% for the three-months ended March 31, 2025. The decrease in gross profit as a percentage of net sales for the three-months ended March 31, 2026 was primarily the result of geographical sales mix, increased aluminum can costs and increased freight-in costs, partially offset by the Pricing Actions.

Operating Expenses

Total operating expenses were $563.4 million for the three-months ended March 31, 2026, an increase of approximately $85.2 million, or 17.8% higher than total operating expenses of $478.2 million for the three-months ended March 31, 2025.

The increase in operating expenses was primarily due to increased payroll expenses of $28.3 million, distribution expenses of $25.3 million and selling and marketing expenses of $22.7 million. Operating expenses as a percentage of net sales for the three-months ended March 31, 2026 and 2025 were 23.9% and 25.8%, respectively.

Operating Income

Operating income was $730.0 million for the three-months ended March 31, 2026, an increase of approximately $160.2 million, or 28.1% higher than operating income of $569.7 million for the three-months ended March 31, 2025. Operating income as a percentage of net sales increased to 31.0% for the three-months ended March 31, 2026 from 30.7% for the three-months ended March 31, 2025.

Operating income was $233.8 million and $142.6 million for the three-months ended March 31, 2026 and 2025, respectively, for our international operations, exclusive of Canada.

Operating income for the Monster Energy® Drinks segment, exclusive of corporate and unallocated expenses, was $848.9 million for the three-months ended March 31, 2026, an increase of approximately $168.5 million, or 24.8% higher than operating income of $680.4 million for the three-months ended March 31, 2025. The increase in operating income for the Monster Energy® Drinks segment was primarily the result of an increase in net sales.

Operating income for the Strategic Brands segment, exclusive of corporate and unallocated expenses, was $63.9 million for the three-months ended March 31, 2026, an increase of approximately $12.0 million, or 23.1% higher than operating income of $51.9 million for the three-months ended March 31, 2025. The increase in operating income for the Strategic Brands segment was primarily the result of an increase in net sales.

Operating loss for the Alcohol Brands segment, exclusive of corporate and unallocated expenses, was $9.6 million for the three-months ended March 31, 2026, a decrease of approximately $11.8 million, or 55.1% lower than the operating loss of $21.5 million for the three-months ended March 31, 2025. The decrease in operating loss for the three-months ended March 31, 2026 was primarily due to decreased general administrative expenses of $8.1 million.

Operating income for the Other segment, exclusive of corporate and unallocated expenses, was $0.4 million for the three-months ended March 31, 2026, as compared to operating income of $0.2 million for the three-months ended March 31, 2025.

Interest and Other Income, net

Interest and other income, net, was $20.2 million for the three-months ended March 31, 2026, as compared to interest and other income, net, of $8.3 million for the three-months ended March 31, 2025. Interest income was $28.6 million and $16.8 million for the three-months ended March 31, 2026 and 2025, respectively. Interest expense was $0.6 million and $4.0 million for the three-months ended March 31, 2026 and 2025, respectively. Foreign currency transaction losses were $6.8 million and $3.7 million for the three-months ended March 31, 2026 and 2025, respectively.

Provision for Income Taxes

Provision for income taxes was $180.6 million for the three-months ended March 31, 2026, an increase of $45.6 million from the provision for income taxes of $135.0 million for the three-months ended March 31, 2025. The effective combined federal, state and foreign tax rate increased to 24.1% from 23.4% for the three-months ended March 31, 2026 and 2025, respectively.

Net Income

Net income was $569.5 million for the three-months ended March 31, 2026, an increase of $126.5 million, or 28.6% higher than net income of $443.0 million for the three-months ended March 31, 2025.

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

Non-GAAP Financial Measures and Other Key Metrics

Gross Billings**

Three-Months Ended March 31, 2026 Compared to the Three-Months Ended March 31, 2025.

Gross billings were $2.77 billion for the three-months ended March 31, 2026, an increase of approximately $603.7 million, or 27.9% higher than gross billings of $2.16 billion for the three-months ended March 31, 2025. Gross billings increased primarily due to increased worldwide sales of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had a favorable impact on gross billings of approximately $107.9 million for the three-months ended March 31, 2026. Gross billings on a foreign currency adjusted basis increased 22.9% for the three-months ended March 31, 2026.

Gross billings for the Monster Energy® Drinks segment were $2.58 billion for the three-months ended March 31, 2026, an increase of approximately $571.8 million, or 28.5% higher than gross billings of $2.01 billion for the three-months ended March 31, 2025. Gross billings increased primarily due to increased worldwide sales of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had a favorable impact on gross billings for the Monster Energy® Drinks segment of approximately $100.7 million for the three-months ended March 31, 2026. Gross billings for the Monster Energy® Drinks segment on a foreign currency adjusted basis increased 23.5% for the three-months ended March 31, 2026.

Gross billings for the Strategic Brands segment were $149.2 million for the three-months ended March 31, 2026, an increase of $35.5 million, or 31.2% higher than gross billings of $113.8 million for the three-months ended March 31, 2025. Gross billings for the Strategic Brands segment increased primarily due to increased sales of our Burn®, Predator®, and Fury® brand energy drinks. Net changes in foreign currency exchange rates had a favorable impact on gross billings in the Strategic Brands segment of approximately $7.3 million for the three-months ended March 31, 2026. Gross billings for the Strategic Brands segment on a foreign currency adjusted basis increased 24.8% for the three-months ended March 31, 2026.

Gross billings for the Alcohol Brands segment were $33.5 million for the three-months ended March 31, 2026, a decrease of approximately $2.7 million, or 7.5% lower than gross billings of $36.2 million for the three-months ended March 31, 2025. The decrease in gross billings for the three-months ended March 31, 2026 was primarily due to decreased sales of craft beers.

Gross billings for the Other segment were $5.4 million for the three-months ended March 31, 2026, a decrease of $0.8 million, or 12.9% lower than gross billings of $6.1 million for the three-months ended March 31, 2025.

Promotional allowances, commissions and other expenses, as described in the footnote below, were $422.5 million for the three-months ended March 31, 2026, an increase of $105.0 million, or 33.1% higher than promotional allowances, commissions and other expenses of $317.5 million for the three-months ended March 31, 2025. Promotional allowances, commissions and other expenses as a percentage of gross billings increased to 15.3% from 14.7% for the three-months ended March 31, 2026 and 2025, respectively.

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

The following table reconciles the non-GAAP financial measure of gross billings with the most directly comparable GAAP financial measure of net sales:

	Three-Months Ended		Percentage
(In thousands)	March 31,		Change
	2026	2025	26 vs. 25
Gross Billings	$2,765,929	$2,162,190	27.9%
Deferred Revenue	9,902	9,910	(0.1)%
Less: Promotional allowances, commissions and other expenses***	422,540	317,542	33.1%
Net Sales	$2,353,291	$1,854,558	26.9%

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

Sales

The table below discloses selected quarterly data regarding sales for the three-months ended March 31, 2026 and 2025, respectively. Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

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

	Three-Months Ended
(In thousands, except average net sales per case)	March 31,
	2026	2025
Net sales	$2,353,291	$1,854,558
Less: Alcohol Brands segment sales	(32,657)	(34,703)
Less: Other segment sales	(5,260)	(5,975)
Adjusted net sales[1]	$2,315,374	$1,813,880

Case sales by segment:[1]
Monster Energy® Drinks	214,902	170,590
Strategic Brands	59,558	42,510
Total case sales	274,460	213,100
Average net sales per case - Energy Drinks	$8.44	$8.51

1Excludes Alcohol Brands segment and Other segment net sales.

Net changes in foreign currency exchange rates had a favorable impact on the overall average net sales per case for the three-months ended March 31, 2026.

The following represents case sales for our craft beers, FMBs and hard seltzers, in 192-ounce equivalents:

	Three-Months Ended
(In thousands, except average net sales per case)	March 31,
	2026	2025
Alcohol Brands segment net sales	$32,657	$34,703
Case sales	2,267	2,403
Average net sales per case - Alcohol Brands	$14.41	$14.44

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” for additional information related to net sales.

Liquidity and Capital Resources

Cash and cash equivalents. At March 31, 2026, we had $2.04 billion in cash and cash equivalents, $945.3 million in short-term investments, and $770.4 million in long-term investments, including commercial paper, certificates of deposit, municipal securities, U.S. government agency securities, U.S. treasuries and corporate bonds. We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical rating organizations) in selecting and maintaining our investments. We regularly assess the market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Of our $2.04 billion of cash and cash equivalents held at March 31, 2026, $968.1 million was held by our foreign subsidiaries. No short-term or long-term investments were held by our foreign subsidiaries at March 31, 2026.

Long-term debt. In May 2024, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders (the “Original Credit Agreement”), which provided for senior unsecured credit facilities in an aggregate principal amount of $1.50 billion (collectively, the “Credit Facilities”). The Credit Facilities previously consisted of a $750.0 million term loan (the “Term Loan”) and up to $750.0 million in multicurrency revolving loan commitments (the “Revolving Credit Facility”). The Term Loan was repaid in April 2025 with no additional borrowings permitted. In addition, pursuant to Amendment No. 1 to the Original Credit Agreement, dated as of October 17, 2025, among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders (the “Amended Credit Agreement”), the Company’s aggregate borrowing capacity under the Revolving Credit Facility has been reduced to $500.0 million. Borrowings under the Revolving Credit Facility bear interest at a variable rate per annum equal to the applicable rate plus margin (as defined in the Amended Credit Agreement). Borrowings may be repaid at any time during the term of the Revolving Credit Facility and may be reborrowed prior to the maturity date, which is set to occur in May 2029. As of March 31, 2026, no borrowings were outstanding under the Credit Facilities, and the Company was in compliance with all covenants under the Amended Credit Agreement. As of May 6, 2026, the Revolving Credit Facility had remaining availability of $500.0 million.

We believe that cash available from operations, including our cash resources and access to credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development requirements, purchases of capital assets, purchases of equipment, purchases of real property and purchases of shares of our common stock, through at least the next 12 months. Based on our current plans, we estimate that capital expenditures (exclusive of common stock repurchases) are likely to be less than $250.0 million through March 31, 2027. However, future business opportunities may cause a change in this estimate.

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

The following summarizes our cash flows for the three-months ended March 31, 2026 and 2025 (in thousands):

Net cash provided by (used in):

	2026	2025
Operating activities	$604,986	$507,600
Investing activities	$(520,685)	$(30,855)
Financing activities	$(118,120)	$(145,585)

Cash flows provided by operating activities. Cash provided by operating activities was $605.0 million for the three-months ended March 31, 2026, as compared with cash provided by operating activities of $507.6 million for the three-months ended March 31, 2025.

For the three-months ended March 31, 2026, cash provided by operating activities was primarily attributable to net income earned of $569.5 million and adjustments for certain non-cash expenses, consisting primarily of $32.0 million of depreciation and amortization and non-cash lease expense and $28.3 million of stock-based compensation. For the three-months ended March 31, 2026, cash provided by operating activities also increased due to a $164.7 million increase in accounts payable, an $87.0 million increase in accrued liabilities, an $83.4 million increase in income taxes payable, a $23.7 million increase in accrued promotional allowances, and a $23.4 million decrease in prepaid income taxes. For the three-months ended March 31, 2026, cash used in operating activities was primarily attributable to a $249.1 million increase in accounts receivable, a $70.6 million increase in prepaid expenses and other assets, a $45.5 million decrease in accrued compensation, and a $33.5 million increase in inventories.

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

Cash flows used in investing activities. Cash used in investing activities was $520.7 million for the three-months ended March 31, 2026, as compared to cash used in investing activities of $30.9 million for the three-months ended March 31, 2025.

For the three-months ended March 31, 2026, cash used in investing activities was primarily attributable to purchases of available-for-sale investments. To a lesser extent, for both the three-months ended March 31, 2026 and 2025, cash used in investing activities also included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, equipment used for sales and administrative activities, certain leasehold improvements, as well as construction of and/or improvements to real property. For the three-months ended March 31, 2026, cash provided by investing activities was primarily attributable to sales of available-for-sale investments. We expect to continue to use a portion of our cash in excess of our requirements for operations to purchase short-term and long-term investments, leasehold improvements, and capital equipment (specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products) to develop our brand in international markets and for other corporate purposes. From time to time, we may also use cash to purchase additional real property related to our beverage business and/or acquire compatible businesses.

Cash flows used in financing activities. Cash used in financing activities was $118.1 million for the three-months ended March 31, 2026, as compared to cash used in financing activities of $145.6 million for the three-months ended March 31, 2025. The cash used in financing activities for the three-months ended March 31, 2026 was primarily attributable to repurchases of our common stock. The cash used in financing activities for the three-months ended March 31, 2025 was primarily due to repayments on the Credit Facilities and, to a lesser extent, repurchases of our common stock. The cash provided by financing activities for both the three-months ended March 31, 2026 and 2025 was primarily attributable to the issuance of our common stock under our stock-based compensation plans.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of March 31, 2026:

	Payments due by period (in thousands)
		Less than	1‑3	3‑5	More than
Obligations	Total	1 year	years	years	5 years
Contractual Obligations[1]	$684,937	$390,557	$247,223	$47,039	$118
Finance Leases	4,221	4,195	23	3	—
Operating Leases	90,248	18,816	36,617	27,598	7,217
Purchase Commitments[2]	207,992	187,450	20,542	—	—
	$987,398	$601,018	$304,405	$74,640	$7,335

1Contractual obligations include our obligations related to sponsorships and other commitments.

2Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms but are generally satisfied within one year.

In addition, approximately $3.6 million of unrecognized tax benefits have been recorded as liabilities as of March 31, 2026. As of March 31, 2026, we had $1.0 million of accrued interest and penalties related to unrecognized tax benefits.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. GAAP requires us to make estimates and assumptions that affect the reported amounts in our consolidated financial statements. Critical accounting estimates are those that management believes are the most important to the portrayal of our financial condition and results and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and that have had, or are reasonably likely to have, a material impact on our financial condition or results of operations. Judgments and uncertainties may result in materially different amounts being reported under different conditions or using different assumptions. There have been no material changes to our critical accounting policies or estimates from the information provided in “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 8 – Financial Statements and Supplementary Data – Note 1 – Organization and Summary of Significant Accounting Policies”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“Form 10-K”).

Recent Accounting Pronouncements

The information required by this Item is incorporated herein by reference to the Notes to Condensed Consolidated Financial Statements - Note 1. Recent Accounting Pronouncements, in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Inflation

We believe inflation did not have a significant impact on our results of operations for the three-months ended March 31, 2026.

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

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside our control and involve a number of risks, uncertainties and other factors, that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

●	our ability to sustain and/or surpass the current level of sales of our products, to adapt to changing consumer preferences, and to effectively respond to competitive products and pricing pressures;
●	our ability to implement our growth strategy, including expanding our business in existing and new sectors and achieving profitability within our Alcohol Brands segment;
●	our ability to adapt to the changing retail landscape with the rapid growth in e-commerce retailers and e-commerce websites;
●	our ability to absorb, reduce or pass on to our bottlers/distributors increases in costs and expenses, including, but not limited to, increases to the cost of aluminum and other raw materials, the Midwest Premium, and freight costs;
●	the impact of the current U.S. presidential administration’s policies on our energy drinks due to concerns about sugar-sweetened beverages, particular ingredients, such as food dyes, and the “generally recognized as safe” (GRAS) process;
●	the impact of proposed or adopted domestic and/or foreign legislation to limit or restrict the sale of energy drinks (including the prohibition of the sale of energy drinks to certain demographics, at certain establishments, in certain container sizes or pursuant to certain governmental programs, such as the Supplemental Nutrition Assistance Program (SNAP));
●	the impact of changes in U.S. trade policies, including the imposition of additional tariffs;
●	the impact of adverse changes in our costs, supply chain, inflation or consumer demand for our products;

●	the imposition of new and/or increased excise sales and/or other taxes on our products;
●	our extensive commercial arrangements with The Coca-Cola Company (TCCC) and, as a result, our future performance’s substantial dependence on the success of our relationship with TCCC;
●	the effects of unilateral decisions by bottlers/distributors and/or retailers on our business, including their distribution and placement of our products, their consolidation, their discontinuation, or restriction of the range of, all or any of our products that they carry, their limitations on the sale or sizes of our products and/or their allocation of less resources to the sale of our products;
●	changes in the price and/or availability of raw materials and other supply chain issues, such as the availability of products, suitable production facilities and/or co-packing arrangements;
●	possible recalls of our products and/or the consequences and costs of defective production;
●	disruption to our manufacturing facilities and operations related to climate, labor, production difficulties, capacity limitations, regulations or other causes;
●	disruption to and/or lack of effectiveness of our information technology systems, including internal and external cybersecurity threats and breaches;
●	adverse publicity surrounding obesity, alcohol consumption and other health concerns related to our products, product safety and quality;
●	liabilities resulting from legal or regulatory proceedings, government investigations, and/or injunctions;
●	the inherent operational risks, including the abuse or misuse of our products, presented by the alcoholic beverage industry and/or related claims that may not be adequately covered by insurance or may lead to litigation;
●	the current uncertainty and volatility in the national and global economy and changes in demand due to such economic conditions, including a slowdown in consumer spending generally; and
●	the impact of military and geopolitical conflicts, including supply chain disruptions, volatility in commodity prices, increased economic uncertainty and escalating geopolitical tensions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks during the three-months ended March 31, 2026 compared with the disclosures in Part II, Item 7A of our Form 10-K.

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

Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 19, 2024, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to an additional $500.0 million of the Company’s outstanding common stock (the “August 2024 Repurchase Plan”). During the three-months ended March 31, 2026, the Company purchased approximately 1.4 million shares of its common stock at an average purchase price of $73.86 per share, for a total amount of approximately $100.0 million under the August 2024 Repurchase Plan. As of May 6, 2026, approximately $400.0 million remained available for repurchase under the August 2024 Repurchase Plan.

The aggregate amount of the Company’s outstanding common stock that remains available for repurchase under all previously authorized repurchase plans is approximately $400.0 million as of May 6, 2026.

During the three-months ended March 31, 2026, 0.4 million shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $33.9 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying condensed consolidated balance sheet at March 31, 2026.

The following tabular summary reflects the Company’s repurchase activity during the quarter ended March 31, 2026.

				Maximum Number (or
				Approximate Dollar
			Total Number of	Value) of Shares that
			Shares Purchased	May Yet Be Purchased
	Total Number		as Part of Publicly	Under the Plans or
	of Shares	Average Price	Announced Plans	Programs
Period	Purchased[1]	per Share	or Programs[2]	(In thousands)
Jan 1 – Jan 31, 2026	—	$—	—	$500,000
Feb 1 – Feb 28, 2026	202	$81.10	—	$500,000
Mar 1 – Mar 31, 2026	1,793,100	$74.65	1,353,991	$400,000
Total	1,793,302	$74.65	1,353,991	$400,000

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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

During the three-months ended March 31, 2026, none of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

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

101*

The following financial information from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Income for the three-months ended March 31, 2026 and 2025, (iii) Condensed Consolidated Statements of Comprehensive Income for the three-months ended March 31, 2026 and 2025, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three-months ended March 31, 2026 and 2025, (v) Condensed Consolidated Statements of Cash Flows for the three-months ended March 31, 2026 and 2025, and (vi) the Notes to Condensed Consolidated Financial Statements.

104*

The cover page from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION
Registrant

Date: May 7, 2026	/s/ HILTON H. SCHLOSBERG
Hilton H. Schlosberg
Vice Chairman of the Board of Directors
and Chief Executive Officer

Date: May 7, 2026	/s/ THOMAS J. KELLY
Thomas J. Kelly
Chief Financial Officer