Form 10-Q
period 2026-06-30
Monster Beverage Corp
filed 2026-08-07
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026	Commission File Number 001-18761

MONSTER BEVERAGE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	47-1809393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes __    No X

The registrant had 979,525,882 shares of common stock, par value $0.005 per share, outstanding as of July 31, 2026.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

JUNE 30, 2026

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2026 AND DECEMBER 31, 2025

(In Thousands, Except Par Value) (Unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,192,424	$2,088,117
Short-term investments	1,226,832	677,084
Accounts receivable, net	1,902,421	1,618,072
Inventories	867,674	799,623
Prepaid expenses and other current assets	148,691	103,551
Prepaid income taxes	67,034	74,637
Total current assets	6,405,076	5,361,084

INVESTMENTS	781,314	487,329
PROPERTY AND EQUIPMENT, net	1,095,810	1,081,544
DEFERRED INCOME TAXES, net	189,427	188,646
GOODWILL	1,331,643	1,331,643
OTHER INTANGIBLE ASSETS, net	1,381,827	1,379,268
OTHER ASSETS	197,194	159,431
Total Assets	$11,382,291	$9,988,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$753,751	$565,974
Accrued liabilities	335,527	306,085
Accrued promotional allowances	434,012	384,070
Deferred revenue	47,695	45,323
Accrued compensation	88,194	114,023
Income taxes payable	58,315	32,305
Total current liabilities	1,717,494	1,447,780

DEFERRED REVENUE	151,344	159,991
OTHER LIABILITIES	149,305	127,066

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Common stock - $0.005 par value; 5,000,000 shares authorized; 1,136,078 shares issued and 979,490 shares outstanding as of June 30, 2026; 1,132,906 shares issued and 978,113 shares outstanding as of December 31, 2025	5,680	5,665
Additional paid-in capital	5,572,830	5,430,847
Retained earnings	10,508,241	9,354,216
Accumulated other comprehensive loss	(112,846)	(60,841)
Common stock in treasury, at cost; 156,588 shares and 154,793 shares as of June 30, 2026 and December 31, 2025, respectively	(6,609,757)	(6,475,779)
Total stockholders’ equity	9,364,148	8,254,108
Total Liabilities and Stockholders’ Equity	$11,382,291	$9,988,945

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND SIX-MONTHS ENDED JUNE 30, 2026 AND 2025

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
NET SALES	$2,537,473	$2,111,593	$4,890,764	$3,966,150

COST OF SALES	1,117,839	935,180	2,177,781	1,741,775

GROSS PROFIT	1,419,634	1,176,413	2,712,983	2,224,375

OPERATING EXPENSES	679,192	544,791	1,242,582	1,023,008

OPERATING INCOME	740,442	631,622	1,470,401	1,201,367

INTEREST and OTHER INCOME, net	27,827	15,065	47,997	23,337

INCOME BEFORE PROVISION FOR INCOME TAXES	768,269	646,687	1,518,398	1,224,704

PROVISION FOR INCOME TAXES	183,729	157,893	364,373	292,917

NET INCOME	$584,540	$488,794	$1,154,025	$931,787

NET INCOME PER COMMON SHARE:
Basic	$0.60	$0.50	$1.18	$0.96
Diluted	$0.59	$0.50	$1.17	$0.95

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:
Basic	978,662	975,749	978,487	974,691
Diluted	988,479	983,997	988,456	982,748

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE- AND SIX-MONTHS ENDED JUNE 30, 2026 AND 2025

(In Thousands) (Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income, as reported	$584,540	$488,794	$1,154,025	$931,787
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	(12,175)	100,759	(36,839)	164,730
Change in net unrealized gain (loss) on available-for-sale investments	(2,743)	213	(7,067)	213
Change in net gain (loss) on commodity derivatives	(28,592)	10,666	(8,099)	13,236
Other comprehensive income (loss)	(43,510)	111,638	(52,005)	178,179
Comprehensive income	$541,030	$600,432	$1,102,020	$1,109,966

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE- AND SIX-MONTHS ENDED JUNE 30, 2026 AND 2025

(In Thousands) (Unaudited)

					Accumulated
			Additional		Other			Total
	Common stock		Paid-in	Retained	Comprehensive	Treasury stock		Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	Equity
Balance, December 31, 2025	1,132,906	$5,665	$5,430,847	$9,354,216	$(60,841)	(154,793)	$(6,475,779)	$8,254,108

Stock-based compensation	—	—	27,944	—	—	—	—	27,944
Stock options/awards	1,596	8	17,955	—	—	—	—	17,963
Unrealized gain (loss), net on available-for-sale securities	—	—	—	—	(4,324)	—	—	(4,324)
Repurchase of common stock	—	—	—	—	—	(1,793)	(133,970)	(133,970)
Foreign currency translation	—	—	—	—	(24,664)	—	—	(24,664)
Net gain (loss) on commodity derivatives	—	—	—	—	20,493	—	—	20,493
Net income	—	—	—	569,485	—	—	—	569,485
Balance, March 31, 2026	1,134,502	$5,673	$5,476,746	$9,923,701	$(69,336)	(156,586)	$(6,609,749)	$8,727,035

Stock-based compensation	—	—	35,189	—	—	—	—	35,189
Stock options/awards	1,576	7	60,895	—	—	—	—	60,902
Unrealized gain (loss), net on available-for-sale securities	—	—	—	—	(2,743)	—	—	(2,743)
Repurchase of common stock	—	—	—	—	—	(2)	(8)	(8)
Foreign currency translation	—	—	—	—	(12,175)	—	—	(12,175)
Net gain (loss) on commodity derivatives	—	—	—	—	(28,592)	—	—	(28,592)
Net income	—	—	—	584,540	—	—	—	584,540
Balance, June 30, 2026	1,136,078	$5,680	$5,572,830	$10,508,241	$(112,846)	(156,588)	$(6,609,757)	$9,364,148

					Accumulated
			Additional		Other			Total
	Common stock		Paid-in	Retained	Comprehensive	Treasury stock		Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	Equity
Balance, December 31, 2024	1,126,329	$5,632	$5,144,922	$7,448,784	$(269,487)	(153,250)	$(6,372,133)	$5,957,718

Stock-based compensation	—	—	20,727	—	—	—	—	20,727
Stock options/awards	2,366	11	48,082	—	—	—	—	48,093
Repurchase of common stock	—	—	—	—	—	(302)	(16,633)	(16,633)
Foreign currency translation	—	—	—	—	63,971	—	—	63,971
Net gain (loss) on commodity derivatives	—	—	—	—	2,570	—	—	2,570
Net income	—	—	—	442,993	—	—	—	442,993
Balance, March 31, 2025	1,128,695	$5,643	$5,213,731	$7,891,777	$(202,946)	(153,552)	$(6,388,766)	$6,519,439

Stock-based compensation	—	—	31,842	—	—	—	—	31,842
Stock options/awards	1,255	7	39,584	—	—	—	—	39,591
Unrealized gain (loss), net on available-for-sale securities	—	—	—	—	213	—	—	213
Foreign currency translation	—	—	—	—	100,759	—	—	100,759
Net gain (loss) on commodity derivatives	—	—	—	—	10,666	—	—	10,666
Net income	—	—	—	488,794	—	—	—	488,794
Balance, June 30, 2025	1,129,950	$5,650	$5,285,157	$8,380,571	$(91,308)	(153,552)	$(6,388,766)	$7,191,304

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTHS ENDED JUNE 30, 2026 AND 2025

(In Thousands) (Unaudited)

	Six-Months Ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,154,025	$931,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,184	52,405
Non-cash lease expense	7,757	6,966
Gain on disposal of property and equipment	(1,433)	(641)
Loss on impairment of property and equipment	—	2,279
Stock-based compensation	63,965	53,854
Deferred income taxes	(412)	646
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(290,418)	(222,239)
Inventories	(73,782)	104,633
Prepaid expenses and other assets	(62,264)	(63,675)
Prepaid income taxes	3,457	14,512
Accounts payable	192,205	4,333
Accrued liabilities	18,359	28,510
Accrued promotional allowances	56,516	71,516
Accrued compensation	(27,136)	(22,146)
Income taxes payable	25,830	21,056
Other liabilities	(4,177)	(1,582)
Deferred revenue	(6,475)	(8,598)
Net cash provided by operating activities	1,114,201	973,616

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales and maturities of available-for-sale investments	507,415	—
Purchases of available-for-sale investments	(1,358,328)	(283,097)
Purchases of property and equipment	(69,031)	(60,460)
Proceeds from sale of property and equipment	2,909	2,334
Additions to intangibles	(6,567)	(15,399)
Increase in other assets	(5,713)	(1,107)
Net cash used in investing activities	(929,315)	(357,729)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short-term debt	(3,584)	(5,023)
Payments on credit facilities	—	(375,000)
Issuance of common stock	78,865	87,684
Purchases of common stock held in treasury	(133,978)	(16,633)
Net cash used in financing activities	(58,697)	(308,972)

Effect of exchange rate changes on cash and cash equivalents	(21,882)	86,725

NET INCREASE IN CASH AND CASH EQUIVALENTS	104,307	393,640
CASH AND CASH EQUIVALENTS, beginning of period	2,088,117	1,533,287
CASH AND CASH EQUIVALENTS, end of period	$2,192,424	$1,926,927

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$98	$5,144
Income taxes	$332,057	$262,711

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTHS ENDED JUNE 30, 2026 AND 2025

(In Thousands) (Unaudited) (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

Included in accrued liabilities as of June 30, 2026 and 2025 were additions to other intangible assets of $1.8 million and $2.7 million, respectively.

Included in accounts payable as of June 30, 2026 and 2025 were property and equipment purchases of $0.7 million and $4.2 million, respectively.

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

The Company’s condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting. They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP. The information set forth in these interim condensed consolidated financial statements for the three- and six-months ended June 30, 2026 and 2025, respectively, is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading. Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

Revenues are accounted for in accordance with FASB Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. The Company has four operating and reportable segments: (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is primarily comprised of the Company’s Monster Energy® drinks, Reign Total Body Fuel® high performance energy drinks, Bang Energy® drinks, StormTM and Reign Storm® total wellness energy drinks and FLRTTM total wellness energy drinks, (ii) Strategic Brands segment (“Strategic Brands”), which is primarily comprised of the various energy drink brands acquired from The Coca-Cola Company (“TCCC”) in 2015 as well as the Company’s affordable energy brands, Predator® and Fury®, (iii) Alcohol Brands segment (“Alcohol Brands”), which is comprised of various craft beers, flavored malt beverages (“FMBs”) and hard seltzers and (iv) Other segment (“Other”), which is comprised of certain products sold by American Fruits and Flavors, LLC, a wholly-owned subsidiary of the Company, to independent third-party customers (the “AFF Third-Party Products”).

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

The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. Certain of the Company’s bottlers/distributors may also perform a separate function as a co-packer on the Company’s behalf. In such cases, control of the Company’s products passes to such bottlers/distributors when they notify the Company that they have taken possession or transferred the relevant portion of the Company’s finished goods. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of June 30, 2026 and December 31, 2025.

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

Disaggregation of Revenue

The following tables disaggregate the Company’s revenue by geographical markets and reportable segments:

	Three-Months Ended June 30, 2026
			Asia Pacific	Latin
	U.S. and		(including	America and
Net Sales	Canada	EMEA[1]	Oceania)	Caribbean	Total
Monster Energy® Drinks	$1,360,558	$560,115	$207,016	$228,442	$2,356,131
Strategic Brands	53,452	72,644	11,957	5,668	143,721
Alcohol Brands	32,194	—	—	—	32,194
Other	5,427	—	—	—	5,427
Total Net Sales	$1,451,631	$632,759	$218,973	$234,110	$2,537,473

	Three-Months Ended June 30, 2025
			Asia Pacific	Latin
	U.S. and		(including	America and
Net Sales	Canada	EMEA[1]	Oceania)	Caribbean	Total
Monster Energy® Drinks	$1,197,590	$439,418	$153,926	$146,387	$1,937,321
Strategic Brands	59,460	58,798	7,768	3,867	129,893
Alcohol Brands	37,971	—	—	—	37,971
Other	6,408	—	—	—	6,408
Total Net Sales	$1,301,429	$498,216	$161,694	$150,254	$2,111,593

1Europe, Middle East and Africa (“EMEA”)

	Six-Months Ended June 30, 2026
			Asia Pacific	Latin
	U.S. and		(including	America and
Net Sales	Canada	EMEA[1]	Oceania)	Caribbean	Total
Monster Energy® Drinks	$2,618,836	$1,085,644	$396,709	$443,596	$4,544,785
Strategic Brands	103,914	133,338	24,155	9,034	270,441
Alcohol Brands	64,851	—	—	—	64,851
Other	10,687	—	—	—	10,687
Total Net Sales	$2,798,288	$1,218,982	$420,864	$452,630	$4,890,764

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

1Europe, Middle East and Africa (“EMEA”)

Contract Liabilities

Amounts received from certain bottlers/distributors at the inception of their distribution contracts or at the inception of certain sales/marketing programs are accounted for as deferred revenue. As of June 30, 2026 and December 31, 2025, the Company had $199.0 million and $205.3 million, respectively, of deferred revenue, which is included in current and long-term deferred revenue in the Company’s condensed consolidated balance sheets. During both the three-months ended June 30, 2026 and 2025, $10.0 million of deferred revenue was recognized in net sales. During both the six-months ended June 30, 2026 and 2025, $19.9 million of deferred revenue was recognized in net sales. See Note 8.

3.INVESTMENTS

The following table summarizes the Company’s investments at:

					Continuous	Continuous
		Gross	Gross		Unrealized	Unrealized
		Unrealized	Unrealized		Loss Position	Loss Position
	Amortized	Holding	Holding	Fair	less than	greater than
June 30, 2026	Cost	Gains	Losses	Value	12 Months	12 Months
Available-for-sale
Short-term:
Commercial paper	$174,270	$1	$—	$174,271	$—	$—
Municipal securities	3,107	—	5	3,102	5	—
U.S. government agency securities	62,316	—	53	62,263	53	—
U.S. treasuries	653,881	—	907	652,974	907	—
Corporate bonds	334,849	—	627	334,222	627	—
Long-term:
Municipal securities	593	—	4	589	4	—
U.S. government agency securities	42,124	—	289	41,835	289	—
U.S. treasuries	468,616	—	2,664	465,952	2,664	—
Corporate bonds	274,305	—	1,367	272,938	1,367	—
Total	$2,014,061	$1	$5,916	$2,008,146	$5,916	$—

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

					Continuous	Continuous
		Gross	Gross		Unrealized	Unrealized
		Unrealized	Unrealized		Loss Position	Loss Position
	Amortized	Holding	Holding	Fair	less than	greater than
December 31, 2025	Cost	Gains	Losses	Value	12 Months	12 Months
Available-for-sale
Short-term:
Commercial paper	$90,418	$1	$—	$90,419	$—	$—
Certificates of deposit	12,728	—	—	12,728	—	—
Municipal securities	674	1	—	675	—	—
U.S. treasuries	489,007	492	—	489,499	—	—
Corporate bonds	83,639	124	—	83,763	—	—
Long-term:
Municipal securities	1,206	1	—	1,207	—	—
U.S. treasuries	259,613	353	—	259,966	—	—
Corporate bonds	225,867	289	—	226,156	—	—
Total	$1,163,152	$1,261	$—	$1,164,413	$—	$—

During the three- and six-months ended June 30, 2026 and 2025, realized gains or losses recognized on the sale of investments were not significant.

The Company’s investments at June 30, 2026 carried investment grade credit ratings.

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
Commercial paper	$174,270	$174,271	$90,418	$90,419
Certificates of deposit	—	—	12,728	12,728
Municipal securities	3,107	3,102	674	675
U.S. government agency securities	62,316	62,263	—	—
U.S. treasuries	653,881	652,974	489,007	489,499
Corporate bonds	334,849	334,222	83,639	83,763
Due 1 - 10 years:
Municipal securities	593	589	1,206	1,207
U.S. government agency securities	42,124	41,835	—	—
U.S. treasuries	468,616	465,952	259,613	259,966
Corporate bonds	274,305	272,938	225,867	226,156
Total	$2,014,061	$2,008,146	$1,163,152	$1,164,413

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

4.	FAIR VALUE OF CERTAIN FINANCIAL ASSETS AND LIABILITIES

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

The following tables present the fair value of the Company’s financial assets and liabilities that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

June 30, 2026	Level 1	Level 2	Level 3	Total
Cash	$967,598	$—	$—	$967,598
Money market funds	1,132,752	—	—	1,132,752
Commercial paper	—	174,271	—	174,271
Certificates of deposit	—	92,074	—	92,074
Municipal securities	—	3,691	—	3,691
U.S. government agency securities	—	104,098	—	104,098
U.S. treasuries	—	1,118,926	—	1,118,926
Corporate bonds	—	607,160	—	607,160
Foreign currency derivatives	—	(112)	—	(112)
Commodity derivatives	—	17,408	—	17,408
Total	$2,100,350	$2,117,516	$—	$4,217,866

Amounts included in:
Cash and cash equivalents	$2,100,350	$92,074	$—	$2,192,424
Short-term investments	—	1,226,832	—	1,226,832
Accounts receivable, net	—	24,161	—	24,161
Other assets	—	520	—	520
Investments	—	781,314	—	781,314
Accrued liabilities	—	(6,078)	—	(6,078)
Other liabilities	—	(1,307)	—	(1,307)
Total	$2,100,350	$2,117,516	$—	$4,217,866

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

December 31, 2025	Level 1	Level 2	Level 3	Total
Cash	$1,244,954	$—	$—	$1,244,954
Money market funds	787,293	—	—	787,293
Commercial paper	—	90,419	—	90,419
Certificates of deposit	—	68,597	—	68,597
Municipal securities	—	1,882	—	1,882
U.S. treasuries	—	749,465	—	749,465
Corporate bonds	—	309,919	—	309,919
Foreign currency derivatives	—	(1,474)	—	(1,474)
Commodity derivatives	—	35,188	—	35,188
Total	$2,032,247	$1,253,996	$—	$3,286,243

Amounts included in:
Cash and cash equivalents	$2,032,247	$55,870	$—	$2,088,117
Short-term investments	—	677,084	—	677,084
Accounts receivable, net	—	33,667	—	33,667
Other assets	—	3,530	—	3,530
Investments	—	487,329	—	487,329
Accrued liabilities	—	(3,484)	—	(3,484)
Total	$2,032,247	$1,253,996	$—	$3,286,243

The Company’s valuation of its Level 1 investments is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments is based on other observable inputs, specifically a market approach which utilizes valuation models, pricing systems, mathematical tools and other relevant information for the same or similar securities. The Company’s valuation of its Level 2 foreign currency exchange contracts is based on quoted market prices of the same or similar instruments, adjusted for counterparty risk. There were no transfers between Level 1 and Level 2 measurements during the three- and six-months ended June 30, 2026, or during the year-ended December 31, 2025, and there were no changes in the Company’s valuation techniques.

5.	INVENTORIES

Inventories consist of the following at:

	June 30,	December 31,
	2026	2025
Raw materials	$364,255	$322,604
Work in process	966	1,114
Finished goods	502,453	475,905
	$867,674	$799,623

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at:

	June 30,	December 31,
	2026	2025
Land	$189,094	$188,889
Leasehold improvements	31,354	33,456
Furniture and fixtures	13,308	13,263
Office and computer equipment	23,911	25,191
Equipment	624,606	611,269
Buildings	444,131	410,189
Vehicles	118,863	83,066
Assets under construction	22,252	55,252
	1,467,519	1,420,575
Less: accumulated depreciation and amortization	(371,709)	(339,031)
	$1,095,810	$1,081,544

Total depreciation and amortization expense was $27.1 million and $23.3 million for the three-months ended June 30, 2026 and 2025, respectively. Total depreciation and amortization expense was $52.7 million and $43.7 million for the six-months ended June 30, 2026 and 2025, respectively.

7.GOODWILL AND OTHER INTANGIBLE ASSETS

The following is a roll-forward of goodwill for the six-months ended June 30, 2026 and 2025 by reportable segment:

	Monster
	Energy®	Strategic	Alcohol
	Drinks	Brands	Brands*	Other	Total
Balance at December 31, 2025	$693,644	$637,999	$—	$—	$1,331,643
Acquisitions	—	—	—	—	—
Balance at June 30, 2026	$693,644	$637,999	$—	$—	$1,331,643

	Monster
	Energy®	Strategic	Alcohol
	Drinks	Brands	Brands*	Other	Total
Balance at December 31, 2024	$693,644	$637,999	$—	$—	$1,331,643
Acquisitions	—	—	—	—	—
Balance at June 30, 2025	$693,644	$637,999	$—	$—	$1,331,643

*Accumulated goodwill impairment balance was $86.3 million related entirely to Alcohol Brands. There were no impairments prior to the year ended December 31, 2024.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Intangible assets consist of the following at:

	June 30,	December 31,
	2026	2025
Amortizing intangibles	$140,553	$137,664
Accumulated amortization	(91,609)	(86,999)
	48,944	50,665
Non-amortizing intangibles	1,332,883	1,328,603
	$1,381,827	$1,379,268

Amortizing intangibles primarily consist of computer software, tradenames and customer relationships. All amortizing intangibles have been assigned an estimated finite useful life, and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives, generally three to ten years. Total amortization expense was $2.7 million and $4.3 million for the three-months ended June 30, 2026 and 2025, respectively. Total amortization expense was $5.5 million and $8.7 million for the six-months ended June 30, 2026 and 2025, respectively. For the three- and six-months ended June 30, 2026 and 2025, no impairment charges were recorded to intangible assets.

The following is the future estimated amortization expense related to amortizing intangibles as of June 30, 2026:

2026 (from July 1, 2026 to December 31, 2026)	$5,839
2027	9,914
2028	8,903
2029	4,590
2030	4,590
2031 and thereafter	15,108
$48,944

8.	DISTRIBUTION AGREEMENTS

In the normal course of business, amounts received pursuant to new and/or amended distribution agreements entered into with certain bottlers/distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, or at the inception of certain sales/marketing programs are accounted for as deferred revenue and are recognized as revenue ratably over the anticipated life of the respective agreement, generally 20 years or program duration, as the case may be. Revenue recognized was $10.0 million for both the three-months ended June 30, 2026 and 2025. Revenue recognized was $19.9 million for both the six-months ended June 30, 2026 and 2025.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

9.	DEBT

In May 2024, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders (the “Original Credit Agreement”), which provided for senior unsecured credit facilities in an aggregate principal amount of $1.50 billion (collectively, the “Credit Facilities”). The Credit Facilities previously consisted of a $750.0 million term loan (the “Term Loan”) and up to $750.0 million in multicurrency revolving loan commitments (the “Revolving Credit Facility”). The Term Loan was repaid in April 2025 with no additional borrowings permitted. In addition, pursuant to Amendment No. 1 to the Original Credit Agreement, dated as of October 17, 2025, among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders (the “Amended Credit Agreement”), the Company’s aggregate borrowing capacity under the Revolving Credit Facility has been reduced to $500.0 million. Borrowings under the Revolving Credit Facility bear interest at a variable rate per annum equal to the applicable rate plus margin (as defined in the Amended Credit Agreement). Borrowings may be repaid at any time during the term of the Revolving Credit Facility and may be reborrowed prior to the maturity date, which is set to occur in May 2029. As of June 30, 2026, no borrowings were outstanding under the Credit Facilities, and the Company was in compliance with all covenants under the Amended Credit Agreement.

Additionally, the Company has a line of credit of up to $15.0 million with HSBC Bank (China) Company Limited, Shanghai Branch. As of June 30, 2026, no amount was outstanding on this line of credit.

10.	COMMITMENTS AND CONTINGENCIES

The Company had purchase commitments aggregating approximately $218.9 million at June 30, 2026, which represented commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms but are generally satisfied within one year.

The Company had contractual obligations aggregating approximately $746.6 million at June 30, 2026, which related primarily to sponsorships and other marketing activities.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, and any related insurance reimbursements. As of June 30, 2026 and December 31, 2025, $30.3 million and $36.2 million, respectively, of loss contingencies were included in the Company’s accompanying condensed consolidated balance sheets.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

11.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the six-months ended June 30, 2026 and 2025 are as follows:

	Accumulated Net	Currency	Unrealized Gains
	Gains (Losses)	Translation	(Losses) on
	on Commodity	Gains	Available-for-
	Derivatives	(Losses)	Sale Securities	Total
Balance at December 31, 2025	$45,955	$(108,059)	$1,263	$(60,841)
Other comprehensive income (loss) before reclassifications	18,034	(36,839)	(7,067)	(25,872)
Amounts reclassified from accumulated other comprehensive loss	(26,133)	—	—	(26,133)
Net current-period other comprehensive income (loss)	(8,099)	(36,839)	(7,067)	(52,005)
Balance at June 30, 2026	$37,856	$(144,898)	$(5,804)	$(112,846)

	Accumulated Net	Currency	Unrealized Gains
	Gains (Losses)	Translation	(Losses) on
	on Commodity	Gains	Available-for-
	Derivatives	(Losses)	Sale Securities	Total
Balance at December 31, 2024	$443	$(269,930)	$—	$(269,487)
Other comprehensive income (loss) before reclassifications	16,189	164,730	213	181,132
Amounts reclassified from accumulated other comprehensive loss	(2,953)	—	—	(2,953)
Net current-period other comprehensive income (loss)	13,236	164,730	213	178,179
Balance at June 30, 2025	$13,679	$(105,200)	$213	$(91,308)

12.	TREASURY STOCK

On August 19, 2024, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to an additional $500.0 million of the Company’s outstanding common stock (the “August 2024 Repurchase Plan”). During the three-months ended June 30, 2026, no shares were repurchased under the August 2024 Repurchase Plan. As of August 5, 2026, approximately $400.0 million remained available for repurchase under the August 2024 Repurchase Plan.

On May 14, 2026, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to an additional $500.0 million of the Company’s outstanding common stock (the “May 2026 Repurchase Plan”). During the three-months ended June 30, 2026, no shares were repurchased under the May 2026 Repurchase Plan. As of August 5, 2026, approximately $500.0 million remained available for repurchase under the May 2026 Repurchase Plan.

The aggregate amount of the Company’s outstanding common stock that remains available for repurchase under all previously authorized repurchase plans is approximately $900.0 million as of August 5, 2026.

During the three-months ended June 30, 2026, 1,358 shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $0.1 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying condensed consolidated balance sheet at June 30, 2026.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

13.	STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at June 30, 2026: (i) the Monster Beverage Corporation 2020 Omnibus Incentive Plan, including the Monster Beverage Corporation Deferred Compensation Plan as a sub-plan thereunder, and (ii) the Monster Beverage Corporation 2017 Compensation Plan for Non-Employee Directors as Amended and Restated on February 23, 2022, including the Monster Beverage Corporation Deferred Compensation Plan for Non-Employee Directors as a sub-plan thereunder.

The Company recorded $35.7 million and $33.2 million of compensation expense relating to outstanding options, restricted stock units, performance share units and other share-based awards during the three-months ended June 30, 2026 and 2025, respectively. The Company recorded $64.0 million and $53.9 million of compensation expense relating to outstanding options, restricted stock units, performance share units and other share-based awards during the six-months ended June 30, 2026 and 2025, respectively.

The tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options and vesting of restricted stock units and performance share units for the three-months ended June 30, 2026 and 2025 was $10.7 million and $6.4 million, respectively. The tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options and vesting of restricted stock units and performance share units for the six-months ended June 30, 2026 and 2025 was $16.2 million and $13.6 million, respectively.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted as of June 30, 2026 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	Three-Months Ended June 30,				Six-Months Ended June 30,
	2026		2025		2026		2025
Dividend yield	0.0%		0.0%		0.0%		0.0%
Expected volatility	24.5%		26.5%		25.5%		26.7%
Risk-free interest rate	4.2%		4.1%		4.1%		4.2%
Expected term	5.9	years	6.1	years	6.1	years	6.2	years

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term	Intrinsic
Options	(in thousands)	Per Share	(in years)	Value
Outstanding at January 1, 2026	22,161	$42.80	5.8	$750,594
Granted 01/01/26 - 03/31/26	894	$77.11
Granted 04/01/26 - 06/30/26	14	$89.10
Exercised	(2,187)	$36.06
Cancelled or forfeited	(112)	$52.33
Outstanding at June 30, 2026	20,770	$44.97	5.7	$1,062,459
Vested and expected to vest in the future at June 30, 2026	20,158	$44.60	5.6	$1,038,580
Exercisable at June 30, 2026	12,144	$37.70	4.3	$709,422

The weighted-average grant-date fair value of options granted during the three-months ended June 30, 2026 and 2025 was $29.51 per share and $21.20 per share, respectively. The weighted-average grant-date fair value of options granted during the six-months ended June 30, 2026 and 2025 was $26.59 per share and $19.85 per share, respectively.

The total intrinsic value of options exercised during the three-months ended June 30, 2026 and 2025 was $75.0 million and $38.0 million, respectively. The total intrinsic value of options exercised during the six-months ended June 30, 2026 and 2025 was $105.4 million and $86.1 million, respectively.

Cash received from option exercises under all plans for the three-months ended June 30, 2026 and 2025 was $60.9 million and $39.6 million, respectively. Cash received from option exercises under all plans for the six-months ended June 30, 2026 and 2025 was $78.9 million and $87.7 million, respectively.

At June 30, 2026, there was $106.9 million of total unrecognized compensation expense related to non-vested options granted to employees under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to non-vested restricted stock units and performance share units as follows:

	Number of Shares	Weighted-Average Grant-Date
	(in thousands)	Fair Value
Non-vested at January 1, 2026	2,040	$53.15
Granted 01/01/26 - 03/31/26[1]	986	$68.99
Granted 04/01/26 - 06/30/26	27	$86.94
Vested	(985)	$51.10
Forfeited/cancelled	(8)	$59.92
Non-vested at June 30, 2026	2,060	$62.13

1The grant activity for performance share units is recorded based on the target performance level earning 100% of target performance share units. The actual number of performance share units earned could range from 0% to 200% of target depending on the achievement of pre-established performance goals.

The weighted-average grant-date fair value of restricted stock units and/or performance share units granted during the three-months ended June 30, 2026 and 2025 was $86.94 and $62.68 per share, respectively. The weighted-average grant-date fair value of restricted stock units and/or performance share units granted during the six-months ended June 30, 2026 and 2025 was $77.48 and $55.32 per share, respectively.

As of June 30, 2026, 1.9 million restricted stock units and performance share units are expected to vest over their respective terms.

At June 30, 2026, total unrecognized compensation expense relating to non-vested restricted stock units and performance share units was $87.3 million, which is expected to be recognized over a weighted-average period of 2.2 years.

Other Share-Based Awards

The Company has granted other share-based awards to certain employees that are payable in cash. These awards are classified as liabilities and are valued based on the fair value of the award at the grant date and are remeasured at each reporting date until settlement, with compensation expense being recognized in proportion to the completed requisite service period up until the date of settlement. At June 30, 2026, other share-based awards outstanding included grants that vest over three years payable in the first quarters of 2027, 2028 and 2029.

At June 30, 2026, there was $2.9 million of unrecognized compensation expense related to non-vested other share-based awards granted to employees under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 1.7 years.

14.	INCOME TAXES

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the six-months ended June 30, 2026:

Gross Unrecognized Tax
Benefits
Balance at December 31, 2025	$3,230
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior years	348
Decreases for tax positions related to the prior years	—
Balance at June 30, 2026	$3,578

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. As of June 30, 2026, the Company had approximately $1.1 million in accrued interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions, the resultant impact on the Company’s effective tax rate would not be significant.

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

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations is presented below (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Weighted-average shares outstanding:
Basic	978,662	975,749	978,487	974,691
Dilutive	9,817	8,248	9,969	8,057
Diluted	988,479	983,997	988,456	982,748

For the three-months ended June 30, 2026 and 2025, options and awards outstanding totaling 0.9 million shares and 7.2 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive. For the six-months ended June 30, 2026 and 2025, options and awards outstanding totaling 0.6 million shares and 9.9 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

16.	SEGMENT INFORMATION

The Company has four operating and reportable segments: (i) Monster Energy® Drinks segment, which is primarily comprised of the Company’s Monster Energy® drinks, Reign Total Body Fuel® high performance energy drinks, Bang Energy® drinks, StormTM and Reign Storm® total wellness energy drinks and FLRTTM total wellness energy drinks, (ii) Strategic Brands segment, which is primarily comprised of the various energy drink brands acquired from TCCC in 2015 as well as the Company’s affordable energy brands, Predator® and Fury®, (iii) Alcohol Brands segment, which is comprised of various craft beers, FMBs and hard seltzers and (iv) Other segment, which is comprised of the AFF Third-Party Products.

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

The tables below provide information about the Company’s reportable segments, including the corporate and unallocated category.

Three-Months Ended June 30, 2026

	Monster
	Energy®	Strategic	Alcohol
	Drinks	Brands	Brands	Other	Total
Net sales[1]	$2,356,131	$143,721	$32,194	$5,427	$2,537,473

Cost of sales	1,038,248	51,671	23,320	4,600
Gross profit	1,317,883	92,050	8,874	827	1,419,634

Distribution expense	112,516	3,475	2,791	11
Selling and marketing expense	246,554	18,803	3,753	48
Nonmanufacturing payroll expense	51,173	2,355	7,024	629
Other segment items[2]	31,956	1,067	2,641	290
Segment profit (loss)[1]	875,684	66,350	(7,335)	(151)	934,548

Reconciliation of segment profit (loss)
Interest and other income, net					27,827
Unallocated amounts:
Corporate payroll expenses					(127,601)
Corporate overhead expenses, excluding payroll					(66,505)

Income before provision for income taxes					$768,269

Depreciation and amortization	$22,312	$276	$1,623	$459	$24,670
Unallocated depreciation and amortization					5,114
Total depreciation and amortization					$29,784

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

Strategic Brands - travel and entertainment expense, and certain overhead expenses

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Alcohol Brands - travel and entertainment expense, professional services expense, depreciation and amortization expense, and certain overhead expenses

Other - professional services expense, and certain overhead expenses

Three-Months Ended June 30, 2025

	Monster
	Energy®	Strategic	Alcohol
	Drinks	Brands	Brands	Other	Total
Net sales[1]	$1,937,321	$129,893	$37,971	$6,408	$2,111,593

Cost of sales	861,518	41,931	27,235	4,496
Gross profit	1,075,803	87,962	10,736	1,912	1,176,413

Distribution expense	77,812	1,588	2,629	6
Selling and marketing expense	174,769	15,607	6,463	59
Nonmanufacturing payroll expense	44,074	2,025	8,989	414
Other segment items[2]	21,648	875	7,287	174
Segment profit (loss)[1]	757,500	67,867	(14,632)	1,259	811,994

Reconciliation of segment profit (loss)
Interest and other income, net					15,065
Unallocated amounts:
Corporate payroll expenses					(115,232)
Corporate overhead expenses, excluding payroll					(65,140)

Income before provision for income taxes					$646,687

Depreciation and amortization	$19,214	$244	$4,808	$325	$24,591
Unallocated depreciation and amortization					2,966
Total depreciation and amortization					$27,557

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

Alcohol Brands - depreciation and amortization expense, travel and entertainment expense, and certain overhead expenses

Other - certain overhead expenses

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Six-Months Ended June 30, 2026

	Monster
	Energy®	Strategic	Alcohol
	Drinks	Brands	Brands	Other	Total
Net sales[1]	$4,544,785	$270,441	$64,851	$10,687	$4,890,764

Cost of sales	2,028,904	95,237	45,467	8,173
Gross profit	2,515,881	175,204	19,384	2,514	2,712,983

Distribution expense	210,404	6,145	5,061	21
Selling and marketing expense	424,479	31,648	7,958	87
Nonmanufacturing payroll expense	101,225	5,235	16,735	1,062
Other segment items[2]	55,209	1,942	6,613	1,114
Segment profit (loss)[1]	1,724,564	130,234	(16,983)	230	1,838,045

Reconciliation of segment profit (loss)
Interest and other income, net					47,997
Unallocated amounts:
Corporate payroll expenses					(245,259)
Corporate overhead expenses, excluding payroll					(122,385)

Income before provision for income taxes					$1,518,398

Depreciation and amortization	$43,982	$570	$3,507	$741	$48,800
Unallocated depreciation and amortization					9,384
Total depreciation and amortization					$58,184

1For the Monster Energy® Drinks segment, includes $19.9 million related to the recognition of deferred revenue.

2Other segment items for each reportable segment include:

Monster Energy® Drinks - travel and entertainment expense, professional services expense, and certain overhead expenses

Strategic Brands - travel and entertainment expense, and certain overhead expenses

Alcohol Brands - travel and entertainment expense, professional services expense, depreciation and amortization expense, and certain overhead expenses

Other - professional services expense, and certain overhead expenses

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Six-Months Ended June 30, 2025

	Monster
	Energy®	Strategic	Alcohol
	Drinks	Brands	Brands	Other	Total
Net sales[1]	$3,652,869	$228,225	$72,674	$12,382	$3,966,150

Cost of sales	1,607,215	72,618	52,670	9,272
Gross profit	2,045,654	155,607	20,004	3,110	2,224,375

Distribution expense	151,257	2,698	5,627	6
Selling and marketing expense	329,303	26,903	12,801	171
Nonmanufacturing payroll expense	86,880	4,475	18,312	1,128
Other segment items[2]	40,362	1,768	19,386	310
Segment profit (loss)[1]	1,437,852	119,763	(36,122)	1,495	1,522,988

Reconciliation of segment profit (loss)
Interest and other income, net					23,337
Unallocated amounts:
Corporate payroll expenses					(212,333)
Corporate overhead expenses, excluding payroll					(109,288)

Income before provision for income taxes					$1,224,704

Depreciation and amortization	$35,839	$503	$9,902	$449	$46,693
Unallocated depreciation and amortization					5,712
Total depreciation and amortization					$52,405

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

Coca-Cola Europacific Partners accounted for approximately 16% and 15% of the Company’s net sales for the three-months ended June 30, 2026 and 2025, respectively. Coca-Cola Europacific Partners accounted for approximately 16% and 14% of the Company’s net sales for the six-months ended June 30, 2026 and 2025, respectively.

Coca-Cola Consolidated, Inc. accounted for approximately 9% and 11% of the Company’s net sales for the three-months ended June 30, 2026 and 2025, respectively. Coca-Cola Consolidated, Inc. accounted for approximately 9% and 10% of the Company’s net sales for the six-months ended June 30, 2026 and 2025, respectively.

Net sales to customers outside the United States amounted to $1.16 billion and $864.2 million for the three-months ended June 30, 2026 and 2025, respectively. Such sales were approximately 46% and 41% of net sales for the three-months ended June 30, 2026 and 2025, respectively. Net sales to customers outside the United States amounted to $2.23 billion and $1.60 billion for the six-months ended June 30, 2026 and 2025, respectively. Such sales were approximately 46% and 40% of net sales for the six-months ended June 30, 2026 and 2025, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Goodwill and other intangible assets for the Company’s reportable segments were as follows at:

	June 30,	December 31,
	2026	2025
Goodwill and other intangible assets:
Monster Energy® Drinks	$1,720,047	$1,716,824
Strategic Brands	982,543	982,543
Alcohol Brands	10,880	11,544
Other	—	—
	$2,713,470	$2,710,911

17.	RELATED PARTY TRANSACTIONS

TCCC controls approximately 20.9% of the voting interests of the Company. The TCCC Subsidiaries, the TCCC Related Parties and certain TCCC independent bottlers, purchase and distribute the Company’s products in domestic and certain international markets. The Company also pays TCCC a commission based on certain sales within the TCCC distribution network.

TCCC commissions, based on sales to the TCCC Subsidiaries and the TCCC Related Parties, were $34.6 million and $29.6 million for the three-months ended June 30, 2026 and 2025, respectively, and are included as a reduction to net sales. TCCC commissions, based on sales to the TCCC Subsidiaries and the TCCC Related Parties, were $71.0 million and $55.4 million for the six-months ended June 30, 2026 and 2025, respectively, and are included as a reduction to net sales.

TCCC commissions, based on sales to TCCC independent bottlers, were $16.8 million and $12.0 million for the three-months ended June 30, 2026 and 2025, respectively, and are included in operating expenses. TCCC commissions, based on sales to TCCC independent bottlers, were $33.1 million and $21.4 million for the six-months ended June 30, 2026 and 2025, respectively, and are included in operating expenses.

Net sales to the TCCC Subsidiaries for the three-months ended June 30, 2026 and 2025 were $68.4 million and $61.1 million, respectively. Net sales to the TCCC Subsidiaries for the six-months ended June 30, 2026 and 2025 were $133.5 million and $119.2 million, respectively.

The Company also purchases concentrates from TCCC which are then sold to certain of the Company’s bottlers/distributors. Concentrate purchases from TCCC were $6.5 million and $6.8 million for the three-months ended June 30, 2026 and 2025, respectively. Concentrate purchases from TCCC were $12.4 million and $13.2 million for the six-months ended June 30, 2026 and 2025, respectively.

Certain TCCC Subsidiaries also contract manufacture certain of the Company’s energy drinks. Such contract manufacturing expenses were $14.3 million and $12.9 million for the three-months ended June 30, 2026 and 2025, respectively. Such contract manufacturing expenses were $27.4 million and $24.6 million for the six-months ended June 30, 2026 and 2025, respectively.

Accounts receivable, accounts payable, accrued promotional allowances and accrued liabilities related to the TCCC Subsidiaries were as follows at:

	June 30,	December 31,
	2026	2025
Accounts receivable, net	$196,513	$166,618
Accounts payable	$(30,836)	$(37,775)
Accrued promotional allowances	$(22,943)	$(24,898)
Accrued liabilities	$(39,802)	$(28,458)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

One director of the Company through certain trusts, and a family member of one director have ownership interests in a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the three-months ended June 30, 2026 and 2025 were $2.3 million and $1.9 million, respectively. Expenses incurred with such company in connection with promotional materials purchased during the six-months ended June 30, 2026 and 2025 were $3.6 million and $3.5 million, respectively.

The Company occasionally charters a private aircraft that is indirectly owned by Mr. Rodney C. Sacks, Chairman of the Board of Directors. On certain occasions, Mr. Sacks is accompanied by guests and other Company personnel when using such aircraft for business travel. During the three- and six-months ended June 30, 2026, the Company incurred no expenses in relation to the aircraft. During the three- and six-months ended June 30, 2025, the Company incurred expenses of $0.01 million and $0.06 million, respectively, in relation to the aircraft.

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

18.SUBSEQUENT EVENT

As previously announced, the Company’s Board of Directors has approved and declared a two-for-one stock split of its common stock to be effected in the form of a 100% stock dividend. The stock dividend will be distributed after close of trading on August 10, 2026. The Company anticipates its common stock to begin trading at the split-adjusted price on August 11, 2026.

The following table reflects basic and diluted weighted-average shares outstanding and net income per common share on an unaudited pro forma basis giving effect to the stock split as if it had been effective for all periods presented.

	Pro forma Weighted-Average Shares Outstanding and
	Net Income per Common Share
	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net income	$584,540	$488,794	$1,154,025	$931,787

Denominator:
Weighted-average shares outstanding:
Basic	1,957,325	1,951,499	1,956,973	1,949,383
Dilutive	19,632	16,496	19,938	16,113
Diluted	1,976,957	1,967,995	1,976,911	1,965,496

Net income per common share:
Basic	$0.30	$0.25	$0.59	$0.48
Diluted	$0.30	$0.25	$0.58	$0.47

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

We also develop, market, sell and distribute craft beers, FMBs and hard seltzers under a number of brands, including Jai Alai® IPA, Florida Man® IPA, Dale’s Pale Ale®, Wild Basin® Hard Seltzers, Dallas Blonde®, Deep EllumTM IPA, Perrin Brewing Company® Black Ale, Hop Rising® Double IPA, Wasatch® Apricot Hefeweizen, The BeastTM, Blind Lemon®, Blinder LemonTM and other brands.

We have four operating and reportable segments: (i) Monster Energy® Drinks segment (“Monster Energy® Drinks”), which is primarily comprised of our Monster Energy® drinks, Reign Total Body Fuel® high performance energy drinks, Bang Energy® drinks, StormTM and Reign Storm® total wellness energy drinks and FLRTTM total wellness energy drinks, (ii) Strategic Brands segment (“Strategic Brands”), which is primarily comprised of the various energy drink brands acquired from The Coca-Cola Company (“TCCC”) in 2015 as well as our affordable energy brands, Predator® and Fury®, (iii) Alcohol Brands segment (“Alcohol Brands”), which is comprised of various craft beers, FMBs and hard seltzers and (iv) Other segment (“Other”), which is comprised of certain products sold by American Fruits and Flavors, LLC, a wholly-owned subsidiary of the Company, to independent third-party customers (the “AFF Third-Party Products”).

During the three-months ended June 30, 2026, we continued to expand our existing drink portfolio by adding products to our portfolio in a number of countries and further developed our distribution markets. During the three-months ended June 30, 2026, we sold the following new products to our customers:

●	Bang Energy® American Berry
●	Bang Energy® White Gummy Bear
●	Burn® White Gummy Bear
●	Fury® Wild Berry
●	Monster Energy® Nitro Blue Flash
●	Reign Total Body Fuel® Liberty & Justice for AppleTM

In the normal course of business, we discontinue certain products and/or product lines. Those products or product lines discontinued in the three-months ended June 30, 2026, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Our net sales were $2.54 billion for the three-months ended June 30, 2026. Net changes in foreign currency exchange rates had a favorable impact on net sales of approximately $48.5 million for the three-months ended June 30, 2026. Net sales on a foreign currency adjusted basis increased 17.9% for the three-months ended June 30, 2026.

The vast majority of our net sales are derived from our Monster Energy® Drinks segment. Net sales of our Monster Energy® Drinks segment were $2.36 billion for the three-months ended June 30, 2026. Net sales of our Strategic Brands segment were $143.7 million for the three-months ended June 30, 2026. Net sales of our Alcohol Brands segment were $32.2 million for the three-months ended June 30, 2026. Net sales of our Other segment were $5.4 million for the three-months ended June 30, 2026.

Our Monster Energy® Drinks segment represented 92.8% and 91.7% of our net sales for the three-months ended June 30, 2026 and 2025, respectively. Our Strategic Brands segment represented 5.7% and 6.2% of our net sales for the three-months ended June 30, 2026 and 2025, respectively. Our Alcohol Brands segment represented 1.3% and 1.8% of our net sales for the three-months ended June 30, 2026 and 2025, respectively. Our Other segment represented 0.2% and 0.3% of our net sales for the three-months ended June 30, 2026 and 2025, respectively.

Our growth strategy includes further developing our domestic markets and expanding our international business. Net sales to customers outside the United States were $1.16 billion for the three-months ended June 30, 2026, an increase of approximately $298.9 million, or 34.6% higher than net sales to customers outside of the United States of $864.2 million for the three-months ended June 30, 2025. Such sales were approximately 46% and 41% of net sales for the three-months ended June 30, 2026 and 2025, respectively. Net changes in foreign currency exchange rates had a favorable impact on net sales to customers outside of the United States of approximately $48.5 million for the three-months ended June 30, 2026. Net sales to customers outside the United States, on a foreign currency adjusted basis, increased 29.0% for the three-months ended June 30, 2026.

Our non-alcohol customers are primarily full service beverage bottlers/distributors, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience and gas chains, drug stores, foodservice customers, value stores, e-commerce retailers and the military. Our alcohol customers are primarily beer distributors who in turn sell to retailers within the alcohol distribution system. Percentages of our gross billings to our various customer types for the three- and six-months ended June 30, 2026 and 2025 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such bottlers/distributors’ sales to their own customers.

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
U.S. full service bottlers/distributors	40%	45%	41%	45%
International full service bottlers/distributors	48%	43%	48%	42%
Club stores and e-commerce retailers	8%	8%	8%	9%
Retail grocery, direct convenience, specialty chains and wholesalers	2%	2%	2%	2%
Alcohol, value stores and other	2%	2%	1%	2%

Our non-alcohol customers include Coca-Cola Canada Bottling Limited, Coca-Cola Consolidated, Inc., Coca-Cola Bottling Company United, Inc., Reyes Holdings, LLC, Coca-Cola Southwest Beverages LLC, The Coca-Cola Bottling Company of Northern New England, Inc., Swire Pacific Holdings, Inc. (USA), Liberty Coca-Cola Beverages, LLC, Coca-Cola Europacific Partners, Coca-Cola Hellenic, Coca-Cola FEMSA, Swire Coca-Cola (China), COFCO Coca-Cola, Coca-Cola Beverages Africa, Coca-Cola İçecek and certain other TCCC network bottlers, Asahi Soft Drinks, Co. Ltd., Wal-Mart, Inc. (including Sam’s Club), Costco Wholesale Corporation and Amazon.com, Inc.

Our alcohol customers include Reyes Beverage Group, Ben E. Keith Company, J.J. Taylor Distributing and Admiral Beverage Corporation.

A decision by any large customer to decrease amounts purchased from us or to cease carrying our products could have a material adverse effect on our financial condition and consolidated results of operations.

Coca-Cola Europacific Partners accounted for approximately 16% and 15% of the Company’s net sales for the three-months ended June 30, 2026 and 2025, respectively. Coca-Cola Europacific Partners accounted for approximately 16% and 14% of the Company’s net sales for the six-months ended June 30, 2026 and 2025, respectively.

Coca-Cola Consolidated, Inc. accounted for approximately 9% and 11% of the Company’s net sales for the three-months ended June 30, 2026 and 2025, respectively. Coca-Cola Consolidated, Inc. accounted for approximately 9% and 10% of the Company’s net sales for the six-months ended June 30, 2026 and 2025, respectively.

Results of Operations

The following table sets forth key statistics for the three- and six-months ended June 30, 2026 and 2025.

	Three-Months Ended		Percentage	Six-Months Ended		Percentage
(In thousands, except per share amounts)	June 30,		Change	June 30,		Change
	2026	2025	26 vs. 25	2026	2025	26 vs. 25
Net sales[1]	$2,537,473	$2,111,593	20.2%	$4,890,764	$3,966,150	23.3%
Cost of sales	1,117,839	935,180	19.5%	2,177,781	1,741,775	25.0%

Gross profit*[1]	1,419,634	1,176,413	20.7%	2,712,983	2,224,375	22.0%
Gross profit as a percentage of net sales	55.9%	55.7%		55.5%	56.1%

Operating expenses	679,192	544,791	24.7%	1,242,582	1,023,008	21.5%
Operating expenses as a percentage of net sales	26.8%	25.8%		25.4%	25.8%

Operating income[1]	740,442	631,622	17.2%	1,470,401	1,201,367	22.4%
Operating income as a percentage of net sales	29.2%	29.9%		30.1%	30.3%

Interest and other income, net	27,827	15,065	84.7%	47,997	23,337	105.7%

Income before provision for income taxes[1]	768,269	646,687	18.8%	1,518,398	1,224,704	24.0%

Provision for income taxes	183,729	157,893	16.4%	364,373	292,917	24.4%
Income taxes as a percentage of income before taxes	23.9%	24.4%		24.0%	23.9%

Net income	$584,540	$488,794	19.6%	$1,154,025	$931,787	23.9%
Net income as a percentage of net sales	23.0%	23.1%		23.6%	23.5%

Net income per common share:
Basic	$0.60	$0.50	19.2%	$1.18	$0.96	23.4%
Diluted	$0.59	$0.50	19.0%	$1.17	$0.95	23.1%

Energy drink case sales (in thousands) (in 192‑ounce case equivalents)	304,944	249,336	22.3%	579,404	462,436	25.3%

1Includes $10.0 million for both the three-months ended June 30, 2026 and 2025, related to the recognition of deferred revenue. Includes $19.9 million for both the six-months ended June 30, 2026 and 2025, related to the recognition of deferred revenue.

*Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses. We include out-bound freight and warehouse costs in operating expenses rather than in cost of sales.

Three-Months Ended June 30, 2026 Compared to the Three-Months Ended June 30, 2025.

Net Sales

Net sales were $2.54 billion for the three-months ended June 30, 2026, an increase of approximately $425.9 million, or 20.2% higher than net sales of $2.11 billion for the three-months ended June 30, 2025. Net sales increased primarily due to increased worldwide sales of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had a favorable impact on net sales of approximately $48.5 million for the three-months ended June 30, 2026. Net sales on a foreign currency adjusted basis increased 17.9% for the three-months ended June 30, 2026.

Net sales for the Monster Energy® Drinks segment were $2.36 billion for the three-months ended June 30, 2026, an increase of approximately $418.8 million, or 21.6% higher than net sales of $1.94 billion for the three-months ended June 30, 2025. Net sales increased primarily due to increased worldwide sales of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had a favorable impact on net sales for the Monster Energy® Drinks segment of approximately $45.3 million for the three-months ended June 30, 2026. Net sales for the Monster Energy® Drinks segment on a foreign currency adjusted basis increased 19.3% for the three-months ended June 30, 2026.

Net sales for the Strategic Brands segment were $143.7 million for the three-months ended June 30, 2026, an increase of approximately $13.8 million, or 10.6% higher than net sales of $129.9 million for the three-months ended June 30, 2025. Net sales for the Strategic Brands segment increased primarily due to increased sales of our Fury®, Predator® and Burn® brand energy drinks, partially offset by decreased sales of NOS® energy drinks. Net changes in foreign currency exchange rates had a favorable impact on net sales of approximately $3.3 million for the Strategic Brands segment for the three-months ended June 30, 2026. Net sales for the Strategic Brands segment on a foreign currency adjusted basis increased 8.1% for the three-months ended June 30, 2026. Net sales of concentrates within the Strategic Brands segment tend to have more pronounced fluctuations from period to period as compared to net sales of our finished goods within the Monster Energy® Drinks segment primarily as a result of bottler production schedules.

Net sales for the Alcohol Brands segment were $32.2 million for the three-months ended June 30, 2026, a decrease of approximately $5.8 million, or 15.2% lower than net sales of $38.0 million for the three-months ended June 30, 2025. The decrease in net sales for the three-months ended June 30, 2026 was primarily due to decreased sales of The BeastTM product line.

Net sales for the Other segment were $5.4 million for the three-months ended June 30, 2026, a decrease of approximately $1.0 million, or 15.3% lower than net sales of $6.4 million for the three-months ended June 30, 2025.

Case sales for our energy drink products, in 192-ounce case equivalents, were 304.9 million cases for the three-months ended June 30, 2026, an increase of approximately 55.6 million cases or 22.3% higher than case sales of 249.3 million cases for the three-months ended June 30, 2025. The overall average net sales per case for our energy drink products (excluding net sales of Alcohol Brands and Other segments) decreased marginally to $8.20 for the three-months ended June 30, 2026 from $8.29 for the three-months ended June 30, 2025.

Case sales for our craft beers, FMBs and hard seltzers, in 192-ounce equivalents, were 2.3 million cases for the three-months ended June 30, 2026, a decrease of approximately 0.5 million cases or 16.1% lower than case sales of 2.8 million cases for the three-months ended June 30, 2025. Barrel sales for our craft beers, FMBs and hard seltzers, in 31 U.S. gallon equivalents, were 0.11 million barrels for the three-months ended June 30, 2026, a decrease of approximately 0.03 million barrels or 16.1% lower than barrel sales of 0.14 million barrels for the three-months ended June 30, 2025.

Gross Profit

Gross profit was $1.42 billion for the three-months ended June 30, 2026, an increase of approximately $243.2 million, or 20.7% higher than the gross profit of $1.18 billion for the three-months ended June 30, 2025. The increase in gross profit dollars was primarily the result of the increase in net sales.

Gross profit as a percentage of net sales increased slightly to 55.9% for the three-months ended June 30, 2026 from 55.7% for the three-months ended June 30, 2025. The increase in gross profit as a percentage of net sales for the three-months ended June 30, 2026 was primarily the result of the Pricing Actions and product sales mix, partially offset by increased aluminum can costs, geographical sales mix and increased freight-in costs.

Operating Expenses

Total operating expenses were $679.2 million for the three-months ended June 30, 2026, an increase of approximately $134.4 million, or 24.7% higher than total operating expenses of $544.8 million for the three-months ended June 30, 2025.

The increase in operating expenses was primarily due to increased selling and marketing expenses of $72.3 million, distribution expenses of $36.8 million and payroll expenses of $18.0 million. The increase in selling and marketing expenses was primarily due to increased social, digital, media and other marketing expenses, including sponsorships and endorsements, in order to reach a broader consumer audience and increase household penetration. Operating expenses as a percentage of net sales for the three-months ended June 30, 2026 and 2025 were 26.8% and 25.8%, respectively.

Operating Income

Operating income was $740.4 million for the three-months ended June 30, 2026, an increase of approximately $108.8 million, or 17.2% higher than operating income of $631.6 million for the three-months ended June 30, 2025. Operating income as a percentage of net sales decreased to 29.2% for the three-months ended June 30, 2026 from 29.9% for the three-months ended June 30, 2025.

Operating income was $247.5 million and $164.1 million for the three-months ended June 30, 2026 and 2025, respectively, for our international operations, exclusive of Canada.

Operating income for the Monster Energy® Drinks segment, exclusive of corporate and unallocated expenses, was $875.7 million for the three-months ended June 30, 2026, an increase of approximately $118.2 million, or 15.6% higher than operating income of $757.5 million for the three-months ended June 30, 2025. The increase in operating income for the Monster Energy® Drinks segment was primarily the result of an increase in net sales.

Operating income for the Strategic Brands segment, exclusive of corporate and unallocated expenses, was $66.3 million for the three-months ended June 30, 2026, a decrease of approximately $1.5 million, or 2.2% lower than operating income of $67.9 million for the three-months ended June 30, 2025. The decrease in operating income for the Strategic Brands segment was primarily the result of an increase in operating expenses.

Operating loss for the Alcohol Brands segment, exclusive of corporate and unallocated expenses, was $7.3 million for the three-months ended June 30, 2026, a decrease of approximately $7.3 million, or 49.9% lower than the operating loss of $14.6 million for the three-months ended June 30, 2025. The decrease in operating loss for the three-months ended June 30, 2026 was primarily due to decreased general administrative expenses.

Operating loss for the Other segment, exclusive of corporate and unallocated expenses, was $0.2 million for the three-months ended June 30, 2026, as compared to operating income of $1.3 million for the three-months ended June 30, 2025.

Interest and Other Income, net

Interest and other income, net, was $27.8 million for the three-months ended June 30, 2026, as compared to interest and other income, net, of $15.1 million for the three-months ended June 30, 2025. Interest income was $36.0 million and $18.1 million for the three-months ended June 30, 2026 and 2025, respectively. Interest expense was $0.8 million and $1.8 million for the three-months ended June 30, 2026 and 2025, respectively. Foreign currency transaction losses were $6.0 million and $2.1 million for the three-months ended June 30, 2026 and 2025, respectively.

Provision for Income Taxes

Provision for income taxes was $183.7 million for the three-months ended June 30, 2026, an increase of $25.8 million from the provision for income taxes of $157.9 million for the three-months ended June 30, 2025. The effective combined federal, state and foreign tax rate decreased to 23.9% from 24.4% for the three-months ended June 30, 2026 and 2025, respectively.

Net Income

Net income was $584.5 million for the three-months ended June 30, 2026, an increase of $95.7 million, or 19.6% higher than net income of $488.8 million for the three-months ended June 30, 2025.

Six-Months Ended June 30, 2026 Compared to the Six-Months Ended June 30, 2025.

Net Sales

Net sales were $4.89 billion for the six-months ended June 30, 2026, an increase of approximately $924.6 million, or 23.3% higher than net sales of $3.97 billion for the six-months ended June 30, 2025. Net sales increased primarily due to increased worldwide sales of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had a favorable impact on net sales of approximately $137.8 million for the six-months ended June 30, 2026. Net sales on a foreign currency adjusted basis increased 19.8% for the six-months ended June 30, 2026.

Net sales for the Monster Energy® Drinks segment were $4.54 billion for the six-months ended June 30, 2026, an increase of approximately $891.9 million, or 24.4% higher than net sales of $3.65 billion for the six-months ended June 30, 2025. Net sales increased primarily due to increased worldwide sales of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had a favorable impact on net sales for the Monster Energy® Drinks segment of approximately $127.2 million for the six-months ended June 30, 2026. Net sales for the Monster Energy® Drinks segment on a foreign currency adjusted basis increased 20.9% for the six-months ended June 30, 2026.

Net sales for the Strategic Brands segment were $270.4 million for the six-months ended June 30, 2026, an increase of approximately $42.2 million, or 18.5% higher than net sales of $228.2 million for the six-months ended June 30, 2025. Net sales for the Strategic Brands segment increased primarily due to increased sales of our Fury®, Predator® and Burn® brand energy drinks. Net changes in foreign currency exchange rates had a favorable impact on net sales of approximately $10.6 million for the Strategic Brands segment for the six-months ended June 30, 2026. Net sales for the Strategic Brands segment on a foreign currency adjusted basis increased 13.9% for the six-months ended June 30, 2026. Net sales of concentrates within the Strategic Brands segment tend to have more pronounced fluctuations from period to period as compared to net sales of our finished goods within the Monster Energy® Drinks segment primarily as a result of bottler production schedules.

Net sales for the Alcohol Brands segment were $64.9 million for the six-months ended June 30, 2026, a decrease of approximately $7.8 million, or 10.8% lower than net sales of $72.7 million for the six-months ended June 30, 2025. The decrease in net sales for the six-months ended June 30, 2026 was primarily due to decreased sales of The BeastTM product line.

Net sales for the Other segment were $10.7 million for the six-months ended June 30, 2026, a decrease of approximately $1.7 million, or 13.7% lower than net sales of $12.4 million for the six-months ended June 30, 2025.

Case sales for our energy drink products, in 192-ounce case equivalents, were 579.4 million cases for the six-months ended June 30, 2026, an increase of approximately 117.0 million cases or 25.3% higher than case sales of 462.4 million cases for the six-months ended June 30, 2025. The overall average net sales per case for our energy drink products (excluding net sales of Alcohol Brands and Other segments) decreased marginally to $8.31 for the six-months ended June 30, 2026 from $8.39 for the six-months ended June 30, 2025.

Case sales for our craft beers, FMBs and hard seltzers, in 192-ounce equivalents, were 4.6 million cases for the six-months ended June 30, 2026, a decrease of approximately 0.6 million cases or 11.3% lower than case sales of 5.2 million cases for the six-months ended June 30, 2025. Barrel sales for our craft beers, FMBs and hard seltzers, in 31 U.S. gallon equivalents, were 0.22 million barrels for the six-months ended June 30, 2026, a decrease of approximately 0.03 million barrels or 11.3% lower than barrel sales of 0.25 million barrels for the six-months ended June 30, 2025.

Gross Profit

Gross profit was $2.71 billion for the six-months ended June 30, 2026, an increase of approximately $488.6 million, or 22.0% higher than the gross profit of $2.22 billion for the six-months ended June 30, 2025. The increase in gross profit dollars was primarily the result of the increase in net sales.

Gross profit as a percentage of net sales decreased to 55.5% for the six-months ended June 30, 2026 from 56.1% for the six-months ended June 30, 2025. The decrease in gross profit as a percentage of net sales for the six-months ended June 30, 2026 was primarily the result of geographical sales mix, increased aluminum can costs and increased freight-in costs, partially offset by the Pricing Actions and product sales mix.

Operating Expenses

Total operating expenses were $1.24 billion for the six-months ended June 30, 2026, an increase of approximately $219.6 million, or 21.5% higher than total operating expenses of $1.02 billion for the six-months ended June 30, 2025.

The increase in operating expenses was primarily due to increased selling and marketing expenses of $95.0 million, distribution expenses of $62.0 million and payroll expenses of $46.4 million. Operating expenses as a percentage of net sales for the six-months ended June 30, 2026 and 2025 were 25.4% and 25.8%, respectively.

Operating Income

Operating income was $1.47 billion for the six-months ended June 30, 2026, an increase of approximately $269.0 million, or 22.4% higher than operating income of $1.20 billion for the six-months ended June 30, 2025. Operating income as a percentage of net sales decreased to 30.1% for the six-months ended June 30, 2026 from 30.3% for the six-months ended June 30, 2025.

Operating income was $481.3 million and $306.7 million for the six-months ended June 30, 2026 and 2025, respectively, for our international operations, exclusive of Canada.

Operating income for the Monster Energy® Drinks segment, exclusive of corporate and unallocated expenses, was $1.72 billion for the six-months ended June 30, 2026, an increase of approximately $286.7 million, or 19.9% higher than operating income of $1.44 billion for the six-months ended June 30, 2025. The increase in operating income for the Monster Energy® Drinks segment was primarily the result of an increase in net sales.

Operating income for the Strategic Brands segment, exclusive of corporate and unallocated expenses, was $130.2 million for the six-months ended June 30, 2026, an increase of approximately $10.5 million, or 8.7% higher than operating income of $119.8 million for the six-months ended June 30, 2025. The increase in operating income for the Strategic Brands segment was primarily the result of an increase in net sales.

Operating loss for the Alcohol Brands segment, exclusive of corporate and unallocated expenses, was $17.0 million for the six-months ended June 30, 2026, a decrease of approximately $19.1 million, or 53.0% lower than the operating loss of $36.1 million for the six-months ended June 30, 2025. The decrease in operating loss for the six-months ended June 30, 2026 was primarily due to decreased general administrative expenses.

Operating income for the Other segment, exclusive of corporate and unallocated expenses, was $0.2 million for the six-months ended June 30, 2026, as compared to operating income of $1.5 million for the six-months ended June 30, 2025.

Interest and Other Income, net

Interest and other income, net, was $48.0 million for the six-months ended June 30, 2026, as compared to interest and other income, net, of $23.3 million for the six-months ended June 30, 2025. Interest income was $64.6 million and $35.0 million for the six-months ended June 30, 2026 and 2025, respectively. Interest expense was $1.3 million and $5.8 million for the six-months ended June 30, 2026 and 2025, respectively. Foreign currency transaction losses were $12.8 million and $5.8 million for the six-months ended June 30, 2026 and 2025, respectively.

Provision for Income Taxes

Provision for income taxes was $364.4 million for the six-months ended June 30, 2026, an increase of $71.5 million from the provision for income taxes of $292.9 million for the six-months ended June 30, 2025. The effective combined federal, state and foreign tax rate increased to 24.0% from 23.9% for the six-months ended June 30, 2026 and 2025, respectively.

Net Income

Net income was $1.15 billion for the six-months ended June 30, 2026, an increase of $222.2 million, or 23.9% higher than net income of $931.8 million for the six-months ended June 30, 2025.

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

Non-GAAP Financial Measures and Other Key Metrics

Gross Billings**

Three-Months Ended June 30, 2026 Compared to the Three-Months Ended June 30, 2025.

Gross billings were $2.99 billion for the three-months ended June 30, 2026, an increase of approximately $491.7 million, or 19.7% higher than gross billings of $2.50 billion for the three-months ended June 30, 2025. Gross billings increased primarily due to increased worldwide sales of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had a favorable impact on gross billings of approximately $55.2 million for the three-months ended June 30, 2026. Gross billings on a foreign currency adjusted basis increased 17.5% for the three-months ended June 30, 2026.

Gross billings for the Monster Energy® Drinks segment were $2.78 billion for the three-months ended June 30, 2026, an increase of approximately $480.5 million, or 20.9% higher than gross billings of $2.30 billion for the three-months ended June 30, 2025. Gross billings increased primarily due to increased worldwide sales of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had a favorable impact on gross billings for the Monster Energy® Drinks segment of approximately $52.1 million for the three-months ended June 30, 2026. Gross billings for the Monster Energy® Drinks segment on a foreign currency adjusted basis increased 18.6% for the three-months ended June 30, 2026.

Gross billings for the Strategic Brands segment were $170.1 million for the three-months ended June 30, 2026, an increase of $18.1 million, or 11.9% higher than gross billings of $152.0 million for the three-months ended June 30, 2025. Gross billings for the Strategic Brands segment increased primarily due to increased sales of our Fury®, Predator® and Burn® brand energy drinks. Net changes in foreign currency exchange rates had a favorable impact on gross billings in the Strategic Brands segment of approximately $3.1 million for the three-months ended June 30, 2026. Gross billings for the Strategic Brands segment on a foreign currency adjusted basis increased 9.8% for the three-months ended June 30, 2026.

Gross billings for the Alcohol Brands segment were $33.8 million for the three-months ended June 30, 2026, a decrease of approximately $6.0 million, or 15.1% lower than gross billings of $39.8 million for the three-months ended June 30, 2025. The decrease in gross billings for the three-months ended June 30, 2026 was primarily due to decreased sales of The BeastTM product line.

Gross billings for the Other segment were $5.5 million for the three-months ended June 30, 2026, a decrease of $0.9 million, or 13.9% lower than gross billings of $6.4 million for the three-months ended June 30, 2025.

Promotional allowances, commissions and other expenses, as described in the footnote below, were $464.9 million for the three-months ended June 30, 2026, an increase of $65.9 million, or 16.5% higher than promotional allowances, commissions and other expenses of $399.1 million for the three-months ended June 30, 2025. Promotional allowances, commissions and other expenses as a percentage of gross billings decreased to 15.5% from 16.0% for the three-months ended June 30, 2026 and 2025, respectively.

Six-Months Ended June 30, 2026 Compared to the Six-Months Ended June 30, 2025.

Gross billings were $5.76 billion for the six-months ended June 30, 2026, an increase of approximately $1.10 billion, or 23.5% higher than gross billings of $4.66 billion for the six-months ended June 30, 2025. Gross billings increased primarily due to increased worldwide sales of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had a favorable impact on gross billings of approximately $163.2 million for the six-months ended June 30, 2026. Gross billings on a foreign currency adjusted basis increased 20.0% for the six-months ended June 30, 2026.

Gross billings for the Monster Energy® Drinks segment were $5.36 billion for the six-months ended June 30, 2026, an increase of approximately $1.05 billion, or 24.4% higher than gross billings of $4.31 billion for the six-months ended June 30, 2025. Gross billings increased primarily due to increased worldwide sales of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had a favorable impact on gross billings for the Monster Energy® Drinks segment of approximately $152.8 million for the six-months ended June 30, 2026. Gross billings for the Monster Energy® Drinks segment on a foreign currency adjusted basis increased 20.9% for the six-months ended June 30, 2026.

Gross billings for the Strategic Brands segment were $319.4 million for the six-months ended June 30, 2026, an increase of $53.6 million, or 20.1% higher than gross billings of $265.8 million for the six-months ended June 30, 2025. Gross billings for the Strategic Brands segment increased primarily due to increased sales of our Fury®, Predator® and Burn® brand energy drinks. Net changes in foreign currency exchange rates had a favorable impact on gross billings in the Strategic Brands segment of approximately $10.4 million for the six-months ended June 30, 2026. Gross billings for the Strategic Brands segment on a foreign currency adjusted basis increased 16.2% for the six-months ended June 30, 2026.

Gross billings for the Alcohol Brands segment were $67.3 million for the six-months ended June 30, 2026, a decrease of approximately $8.7 million, or 11.5% lower than gross billings of $76.0 million for the six-months ended June 30, 2025. The decrease in gross billings for the six-months ended June 30, 2026 was primarily due to decreased sales of The BeastTM product line.

Gross billings for the Other segment were $10.9 million for the six-months ended June 30, 2026, a decrease of $1.7 million, or 13.4% lower than gross billings of $12.5 million for the six-months ended June 30, 2025.

Promotional allowances, commissions and other expenses, as described in the footnote below, were $887.5 million for the six-months ended June 30, 2026, an increase of $170.8 million, or 23.8% higher than promotional allowances, commissions and other expenses of $716.6 million for the six-months ended June 30, 2025. Promotional allowances, commissions and other expenses as a percentage of gross billings were 15.4% for both the six-months ended June 30, 2026 and 2025.

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

The following table reconciles the non-GAAP financial measure of gross billings with the most directly comparable GAAP financial measure of net sales:

	Three-Months Ended		Percentage	Six-Months Ended		Percentage
(In thousands)	June 30,		Change	June 30,		Change
	2026	2025	26 vs. 25	2026	2025	26 vs. 25
Gross Billings	$2,992,358	$2,500,676	19.7%	$5,758,287	$4,662,866	23.5%
Deferred Revenue	10,030	9,981	0.5%	19,932	19,891	0.2%
Less: Promotional allowances, commissions and other expenses***	464,915	399,064	16.5%	887,455	716,607	23.8%
Net Sales	$2,537,473	$2,111,593	20.2%	$4,890,764	$3,966,150	23.3%

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

Sales

The table below discloses selected quarterly data regarding sales for the three- and six-months ended June 30, 2026 and 2025, respectively. Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

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

	Three-Months Ended		Six-Months Ended
(In thousands, except average net sales per case)	June 30,		June 30,
	2026	2025	2026	2025
Net sales	$2,537,473	$2,111,593	$4,890,764	$3,966,150
Less: Alcohol Brands segment sales	(32,194)	(37,971)	(64,851)	(72,674)
Less: Other segment sales	(5,427)	(6,408)	(10,687)	(12,382)
Adjusted net sales[1]	$2,499,852	$2,067,214	$4,815,226	$3,881,094
Case sales by segment:[1]
Monster Energy® Drinks	227,340	190,495	442,242	361,085
Strategic Brands	77,604	58,841	137,162	101,351
Total case sales	304,944	249,336	579,404	462,436
Average net sales per case - Energy Drinks	$8.20	$8.29	$8.31	$8.39

1Excludes Alcohol Brands segment and Other segment net sales.

Net changes in foreign currency exchange rates had a favorable impact on the overall average net sales per case for the three - and six-months ended June 30, 2026.

The following represents case sales for our craft beers, FMBs and hard seltzers, in 192-ounce equivalents:

	Three-Months Ended		Six-Months Ended
(In thousands, except average net sales per case)	June 30,		June 30,
	2026	2025	2026	2025
Alcohol Brands segment net sales	$32,194	$37,971	$64,851	$72,674
Case sales	2,345	2,794	4,612	5,203
Average net sales per case - Alcohol Brands	$13.73	$13.59	$14.06	$13.97

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” for additional information related to net sales.

Liquidity and Capital Resources

Cash and cash equivalents. At June 30, 2026, we had $2.19 billion in cash and cash equivalents, $1.23 billion in short-term investments, and $781.3 million in long-term investments, including commercial paper, municipal securities, U.S. government agency securities, U.S. treasuries and corporate bonds. We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical rating organizations) in selecting and maintaining our investments. We regularly assess the market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Of our $2.19 billion of cash and cash equivalents held at June 30, 2026, $912.8 million was held by our foreign subsidiaries. No short-term or long-term investments were held by our foreign subsidiaries at June 30, 2026.

Long-term debt. In May 2024, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders (the “Original Credit Agreement”), which provided for senior unsecured credit facilities in an aggregate principal amount of $1.50 billion (collectively, the “Credit Facilities”). The Credit Facilities previously consisted of a $750.0 million term loan (the “Term Loan”) and up to $750.0 million in multicurrency revolving loan commitments (the “Revolving Credit Facility”). The Term Loan was repaid in April 2025 with no additional borrowings permitted. In addition, pursuant to Amendment No. 1 to the Original Credit Agreement, dated as of October 17, 2025, among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders (the “Amended Credit Agreement”), the Company’s aggregate borrowing capacity under the Revolving Credit Facility has been reduced to $500.0 million. Borrowings under the Revolving Credit Facility bear interest at a variable rate per annum equal to the applicable rate plus margin (as defined in the Amended Credit Agreement). Borrowings may be repaid at any time during the term of the Revolving Credit Facility and may be reborrowed prior to the maturity date, which is set to occur in May 2029. As of June 30, 2026, no borrowings were outstanding under the Credit Facilities, and the Company was in compliance with all covenants under the Amended Credit Agreement. As of August 5, 2026, the Revolving Credit Facility had remaining availability of $500.0 million.

We believe that cash available from operations, including our cash resources and access to credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development requirements, purchases of capital assets, purchases of equipment, purchases of real property and purchases of shares of our common stock, through at least the next 12 months. Based on our current plans, we estimate that capital expenditures (exclusive of common stock repurchases) are likely to be less than $250.0 million through June 30, 2027. However, future business opportunities may cause a change in this estimate.

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

The following summarizes our cash flows for the six-months ended June 30, 2026 and 2025 (in thousands):

Net cash provided by (used in):

	2026	2025
Operating activities	$1,114,201	$973,616
Investing activities	$(929,315)	$(357,729)
Financing activities	$(58,697)	$(308,972)

Cash flows provided by operating activities. Cash provided by operating activities was $1.11 billion for the six-months ended June 30, 2026, as compared with cash provided by operating activities of $973.6 million for the six-months ended June 30, 2025.

For the six-months ended June 30, 2026, cash provided by operating activities was primarily attributable to net income earned of $1.15 billion and adjustments for certain non-cash expenses, consisting primarily of $65.9 million of depreciation and amortization and non-cash lease expense and $64.0 million of stock-based compensation. For the six-months ended June 30, 2026, cash provided by operating activities also increased due to a $192.2 million increase in accounts payable, a $56.5 million increase in accrued promotional allowances, a $25.8 million increase in income taxes payable, and an $18.4 million increase in accrued liabilities. For the six-months ended June 30, 2026, cash used in operating activities was primarily attributable to a $290.4 million increase in accounts receivable, a $73.8 million increase in inventories, a $62.3 million increase in prepaid expenses and other assets, and a $27.1 million decrease in accrued compensation.

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

Cash flows used in investing activities. Cash used in investing activities was $929.3 million for the six-months ended June 30, 2026, as compared to cash used in investing activities of $357.7 million for the six-months ended June 30, 2025.

For the six-months ended June 30, 2026 and 2025, cash used in investing activities was primarily attributable to purchases of available-for-sale investments. To a lesser extent, for both the six-months ended June 30, 2026 and 2025, cash used in investing activities also included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, equipment used for sales and administrative activities, certain leasehold improvements, as well as construction of and/or improvements to real property. For the six-months ended June 30, 2026, cash provided by investing activities was primarily attributable to sales and maturities of available-for-sale investments. We expect to continue to use a portion of our cash in excess of our requirements for operations to purchase short-term and long-term investments, leasehold improvements, and capital equipment (specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products) to develop our brand in international markets and for other corporate purposes. From time to time, we may also use cash to purchase additional real property related to our beverage business and/or acquire compatible businesses.

Cash flows used in financing activities. Cash used in financing activities was $58.7 million for the six-months ended June 30, 2026, as compared to cash used in financing activities of $309.0 million for the six-months ended June 30, 2025. The cash used in financing activities for the six-months ended June 30, 2026 was primarily attributable to repurchases of our common stock. The cash used in financing activities for the six-months ended June 30, 2025 was primarily due to repayments on the Credit Facilities and, to a lesser extent, repurchases of our common stock. The cash provided by financing activities for both the six-months ended June 30, 2026 and 2025 was primarily attributable to the issuance of our common stock under our stock-based compensation plans.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of June 30, 2026:

	Payments due by period (in thousands)
		Less than	1‑3	3‑5	More than
Obligations	Total	1 year	years	years	5 years
Contractual Obligations[1]	$746,637	$417,083	$267,705	$61,627	$222
Finance Leases	5,138	3,924	868	346	—
Operating Leases	87,794	20,493	36,356	25,391	5,554
Purchase Commitments[2]	218,878	165,366	53,512	—	—
	$1,058,447	$606,866	$358,441	$87,364	$5,776

1Contractual obligations include our obligations related to sponsorships and other commitments.

2Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms but are generally satisfied within one year.

In addition, approximately $3.6 million of unrecognized tax benefits have been recorded as liabilities as of June 30, 2026. As of June 30, 2026, we had $1.1 million of accrued interest and penalties related to unrecognized tax benefits.

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

Inflation

We believe inflation did not have a significant impact on our results of operations for the three- and six-months ended June 30, 2026.

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

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside our control and involve a number of risks, uncertainties and other factors, that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

●	our ability to sustain and/or surpass the current level of sales of our products, to adapt to changing consumer preferences, and to effectively respond to competitive products and pricing pressures;
●	our ability to implement our growth strategy, including expanding our business in existing and new sectors and achieving profitability within our Alcohol Brands segment;
●	our ability to adapt to the changing retail landscape with the rapid growth in e-commerce retailers and e-commerce websites;
●	our ability to absorb, reduce or pass on to our bottlers/distributors increases in costs and expenses, including, but not limited to, increases to the cost of aluminum and other raw materials, the Midwest Premium, and freight costs;
●	the impact of the current U.S. presidential administration’s policies on our energy drinks due to concerns about sugar-sweetened beverages, particular ingredients, such as food dyes, and the “generally recognized as safe” (GRAS) process;
●	the impact of proposed or adopted domestic and/or foreign legislation to limit or restrict the sale of energy drinks (including the prohibition of the sale of energy drinks to certain demographics, at certain establishments, in certain container sizes or pursuant to certain governmental programs, such as the Supplemental Nutrition Assistance Program (SNAP));
●	the impact of changes in U.S. trade policies, including the imposition of additional tariffs;
●	the impact of adverse changes in our costs, supply chain, inflation or consumer demand for our products;
●	the imposition of new and/or increased excise sales and/or other taxes on our products;

●	our extensive commercial arrangements with The Coca-Cola Company (TCCC) and, as a result, our future performance’s substantial dependence on the success of our relationship with TCCC;
●	the effects of unilateral decisions by bottlers/distributors and/or retailers on our business, including their distribution and placement of our products, their consolidation, their discontinuation, or restriction of the range of, all or any of our products that they carry, their limitations on the sale or sizes of our products and/or their allocation of less resources to the sale of our products;
●	changes in the price and/or availability of raw materials and other supply chain issues, such as the availability of products, suitable production facilities and/or co-packing arrangements;
●	possible recalls of our products and/or the consequences and costs of defective production;
●	disruption to our manufacturing facilities and operations related to climate, labor, production difficulties, capacity limitations, regulations or other causes;
●	disruption to and/or lack of effectiveness of our information technology systems, including internal and external cybersecurity threats and breaches;
●	adverse publicity surrounding obesity, alcohol consumption and other health concerns related to our products, product safety and quality;
●	liabilities resulting from legal or regulatory proceedings, government investigations, and/or injunctions;
●	the inherent operational risks, including the abuse or misuse of our products, presented by the alcoholic beverage industry and/or related claims that may not be adequately covered by insurance or may lead to litigation;
●	the current uncertainty and volatility in the national and global economy and changes in demand due to such economic conditions, including a slowdown in consumer spending generally;
●	the impact of military and geopolitical conflicts, including supply chain disruptions, volatility in commodity prices, increased economic uncertainty and escalating geopolitical tensions; and
●	the timing and completion of the Company’s two-for-one stock split.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks during the three- and six-months ended June 30, 2026 compared with the disclosures in Part II, Item 7A of our Form 10-K.

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

Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 19, 2024, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to an additional $500.0 million of the Company’s outstanding common stock (the “August 2024 Repurchase Plan”). During the three-months ended June 30, 2026, no shares were repurchased under the August 2024 Repurchase Plan. As of August 5, 2026, approximately $400.0 million remained available for repurchase under the August 2024 Repurchase Plan.

On May 14, 2026, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to an additional $500.0 million of the Company’s outstanding common stock (the “May 2026 Repurchase Plan”). During the three-months ended June 30, 2026, no shares were repurchased under the May 2026 Repurchase Plan. As of August 5, 2026, approximately $500.0 million remained available for repurchase under the May 2026 Repurchase Plan.

The aggregate amount of the Company’s outstanding common stock that remains available for repurchase under all previously authorized repurchase plans is approximately $900.0 million as of August 5, 2026.

During the three-months ended June 30, 2026, 1,358 shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $0.1 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying condensed consolidated balance sheet at June 30, 2026.

The following tabular summary reflects the Company’s repurchase activity during the quarter ended June 30, 2026.

				Maximum Number (or
				Approximate Dollar
			Total Number of	Value) of Shares that
			Shares Purchased	May Yet Be Purchased
	Total Number		as Part of Publicly	Under the Plans or
	of Shares	Average Price	Announced Plans	Programs
Period	Purchased[1]	per Share	or Programs[2]	(In thousands)
Apr 1 – Apr 30, 2026	243	$75.17	—	$400,000
May 14, 2026 Authorization				$500,000
May 1 – May 31, 2026	588	$77.12	—	$900,000
Jun 1 – Jun 30, 2026	527	$88.24	—	$900,000
Total	1,358	$81.09	—	$900,000

1The total number of shares purchased includes (1) shares repurchased, if any, pursuant to the August 2024 Repurchase Plan and the May 2026 Repurchase Plan, and (2) shares repurchased, if any, to satisfy exercise price and/or tax withholding obligations in connection with exercises of employee stock options and/or the vesting of restricted stock issued to employees.

2On August 19, 2024, the Company’s Board of Directors authorized the August 2024 Repurchase Plan. On May 14, 2026, the Company’s Board of Directors authorized the May 2026 Repurchase Plan. Board authorization of the repurchase plans remains in effect until shares in the amount authorized thereunder have been repurchased.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

During the three-months ended June 30, 2026, none of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

ITEM 6.EXHIBITS

3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Form 8-K dated June 27, 2023).

3.2	Fourth Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to our Form 8-K dated November 7, 2024).

10.1*+	Amendment to Stock Option Agreements between Monster Beverage Corporation and Rodney C. Sacks.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following financial information from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Income for the three - and six-months ended June 30, 2026 and 2025, (iii) Condensed Consolidated Statements of Comprehensive Income for the three- and six-months ended June 30, 2026 and 2025, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three- and six-months ended June 30, 2026 and 2025, (v) Condensed Consolidated Statements of Cash Flows for the six-months ended June 30, 2026 and 2025, and (vi) the Notes to Condensed Consolidated Financial Statements.

104*

The cover page from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

*Filed herewith.

+Management contract or compensatory plan or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION
Registrant

Date: August 6, 2026	/s/ HILTON H. SCHLOSBERG
Hilton H. Schlosberg
Vice Chairman of the Board of Directors
and Chief Executive Officer

Date: August 6, 2026	/s/ THOMAS J. KELLY
Thomas J. Kelly
Chief Financial Officer