Form 10-Q
period 2026-09-30
Monster Beverage Corp
filed 2026-11-06
CIK 865752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026	Commission File Number 001-18761

MONSTER BEVERAGE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	47-1809393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes __    No X

The registrant had 1,957,511,922 shares of common stock, par value $0.005 per share, outstanding as of October 30, 2026.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

SEPTEMBER 30, 2026

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2026 AND DECEMBER 31, 2025

(In Thousands, Except Par Value) (Unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,148,401	$2,088,117
Short-term investments	1,555,851	677,084
Accounts receivable, net	1,957,774	1,618,072
Inventories	920,090	799,623
Prepaid expenses and other current assets	183,715	103,551
Prepaid income taxes	64,443	74,637
Total current assets	6,830,274	5,361,084

INVESTMENTS	927,011	487,329
PROPERTY AND EQUIPMENT, net	1,059,051	1,081,544
DEFERRED INCOME TAXES, net	189,314	188,646
GOODWILL	1,331,643	1,331,643
OTHER INTANGIBLE ASSETS, net	1,381,006	1,379,268
OTHER ASSETS	203,968	159,431
Total Assets	$11,922,267	$9,988,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$686,617	$565,974
Accrued liabilities	324,148	306,085
Accrued promotional allowances	518,137	384,070
Deferred revenue	47,911	45,323
Accrued compensation	123,021	114,023
Income taxes payable	90,456	32,305
Total current liabilities	1,790,290	1,447,780

DEFERRED REVENUE	146,693	159,991
OTHER LIABILITIES	146,369	127,066

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY[1]:
Common stock - $0.005 par value; 5,000,000 shares authorized; 2,272,868 shares issued and 1,957,404 shares outstanding as of September 30, 2026; 2,265,812 shares issued and 1,956,226 shares outstanding as of December 31, 2025	11,364	11,330
Additional paid-in capital	5,610,532	5,425,182
Retained earnings	11,076,668	9,354,216
Accumulated other comprehensive loss	(149,472)	(60,841)
Common stock in treasury, at cost; 315,464 shares and 309,586 shares as of September 30, 2026 and December 31, 2025, respectively	(6,710,177)	(6,475,779)
Total stockholders’ equity	9,838,915	8,254,108
Total Liabilities and Stockholders’ Equity	$11,922,267	$9,988,945

1Stock Split - On July 8, 2026, the Company announced a two-for-one stock split of its common stock, effected in the form of a 100% stock dividend. The stock dividend was issued on August 10, 2026 (the “Stock Split”). The accompanying condensed consolidated financial statements and notes thereto have been retroactively updated to reflect the Stock Split. See Note 1 for additional information.

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
NET SALES	$2,563,053	$2,197,139	$7,453,817	$6,163,290

COST OF SALES	1,162,318	972,653	3,340,099	2,714,428

GROSS PROFIT	1,400,735	1,224,486	4,113,718	3,448,862

OPERATING EXPENSES	682,018	549,134	1,924,600	1,572,142

OPERATING INCOME	718,717	675,352	2,189,118	1,876,720

INTEREST and OTHER INCOME, net	34,779	14,185	82,776	37,522

INCOME BEFORE PROVISION FOR INCOME TAXES	753,496	689,537	2,271,894	1,914,242

PROVISION FOR INCOME TAXES	185,069	165,082	549,442	458,000

NET INCOME	$568,427	$524,455	$1,722,452	$1,456,242

NET INCOME PER COMMON SHARE[1]:
Basic	$0.29	$0.27	$0.88	$0.75
Diluted	$0.29	$0.27	$0.87	$0.74

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS[1]:
Basic	1,958,641	1,953,217	1,957,535	1,950,675
Diluted	1,980,113	1,969,933	1,978,204	1,967,064

1Stock Split - The accompanying condensed consolidated financial statements and notes thereto have been retroactively updated to reflect the Stock Split. See Note 1 for additional information.

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(In Thousands) (Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income, as reported	$568,427	$524,455	$1,722,452	$1,456,242
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	(13,748)	(17,353)	(50,587)	147,377
Change in net unrealized gain (loss) on available-for-sale investments	(7,997)	221	(15,064)	434
Change in net gain (loss) on commodity derivatives	(14,881)	15,058	(22,980)	28,294
Other comprehensive income (loss)	(36,626)	(2,074)	(88,631)	176,105
Comprehensive income	$531,801	$522,381	$1,633,821	$1,632,347

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(In Thousands) (Unaudited)

					Accumulated
			Additional		Other			Total
	Common stock[1]		Paid-in	Retained	Comprehensive	Treasury stock		Stockholders’
	Shares	Amount	Capital¹	Earnings	(Loss) Income	Shares[1]	Amount	Equity
Balance, December 31, 2025	2,265,812	$11,330	$5,425,182	$9,354,216	$(60,841)	(309,586)	$(6,475,779)	$8,254,108

Stock-based compensation	—	—	27,944	—	—	—	—	27,944
Stock options/awards	3,192	16	17,947	—	—	—	—	17,963
Unrealized gain (loss), net on available-for-sale securities	—	—	—	—	(4,324)	—	—	(4,324)
Repurchase of common stock	—	—	—	—	—	(3,586)	(133,970)	(133,970)
Foreign currency translation	—	—	—	—	(24,664)	—	—	(24,664)
Net gain (loss) on commodity derivatives	—	—	—	—	20,493	—	—	20,493
Net income	—	—	—	569,485	—	—	—	569,485
Balance, March 31, 2026	2,269,004	$11,346	$5,471,073	$9,923,701	$(69,336)	(313,172)	$(6,609,749)	$8,727,035

Stock-based compensation	—	—	35,189	—	—	—	—	35,189
Stock options/awards	3,152	14	60,888	—	—	—	—	60,902
Unrealized gain (loss), net on available-for-sale securities	—	—	—	—	(2,743)	—	—	(2,743)
Repurchase of common stock	—	—	—	—	—	(4)	(8)	(8)
Foreign currency translation	—	—	—	—	(12,175)	—	—	(12,175)
Net gain (loss) on commodity derivatives	—	—	—	—	(28,592)	—	—	(28,592)
Net income	—	—	—	584,540	—	—	—	584,540
Balance, June 30, 2026	2,272,156	$11,360	$5,567,150	$10,508,241	$(112,846)	(313,176)	$(6,609,757)	$9,364,148

Stock-based compensation	—	—	29,700	—	—	—	—	29,700
Stock options/awards	712	4	13,682	—	—	—	—	13,686
Unrealized gain (loss), net on available-for-sale securities	—	—	—	—	(7,997)	—	—	(7,997)
Repurchase of common stock	—	—	—	—	—	(2,288)	(100,420)	(100,420)
Foreign currency translation	—	—	—	—	(13,748)	—	—	(13,748)
Net gain (loss) on commodity derivatives	—	—	—	—	(14,881)	—	—	(14,881)
Net income	—	—	—	568,427	—	—	—	568,427
Balance, September 30, 2026	2,272,868	$11,364	$5,610,532	$11,076,668	$(149,472)	(315,464)	$(6,710,177)	$9,838,915

					Accumulated
			Additional		Other			Total
	Common stock[1]		Paid-in	Retained	Comprehensive	Treasury stock		Stockholders’
	Shares	Amount	Capital¹	Earnings	(Loss) Income	Shares[1]	Amount	Equity
Balance, December 31, 2024	2,252,658	$11,264	$5,139,290	$7,448,784	$(269,487)	(306,500)	$(6,372,133)	$5,957,718

Stock-based compensation	—	—	20,727	—	—	—	—	20,727
Stock options/awards	4,732	22	48,071	—	—	—	—	48,093
Repurchase of common stock	—	—	—	—	—	(604)	(16,633)	(16,633)
Foreign currency translation	—	—	—	—	63,971	—	—	63,971
Net gain (loss) on commodity derivatives	—	—	—	—	2,570	—	—	2,570
Net income	—	—	—	442,993	—	—	—	442,993
Balance, March 31, 2025	2,257,390	$11,286	$5,208,088	$7,891,777	$(202,946)	(307,104)	$(6,388,766)	$6,519,439

Stock-based compensation	—	—	31,842	—	—	—	—	31,842
Stock options/awards	2,510	14	39,577	—	—	—	—	39,591
Unrealized gain (loss), net on available-for-sale securities	—	—	—	—	213	—	—	213
Foreign currency translation	—	—	—	—	100,759	—	—	100,759
Net gain (loss) on commodity derivatives	—	—	—	—	10,666	—	—	10,666
Net income	—	—	—	488,794	—	—	—	488,794
Balance, June 30, 2025	2,259,900	$11,300	$5,279,507	$8,380,571	$(91,308)	(307,104)	$(6,388,766)	$7,191,304

Stock-based compensation	—	—	32,084	—	—	—	—	32,084
Stock options/awards	2,054	10	26,669	—	—	—	—	26,679
Unrealized gain (loss), net on available-for-sale securities	—	—	—	—	221	—	—	221
Repurchase of common stock	—	—	—	—	—	(856)	(27,288)	(27,288)
Foreign currency translation	—	—	—	—	(17,353)	—	—	(17,353)
Net gain (loss) on commodity derivatives	—	—	—	—	15,058	—	—	15,058
Net income	—	—	—	524,455	—	—	—	524,455
Balance, September 30, 2025	2,261,954	$11,310	$5,338,260	$8,905,026	$(93,382)	(307,960)	$(6,416,054)	$7,745,160

1Stock Split - The accompanying condensed consolidated financial statements and notes thereto have been retroactively updated to reflect the Stock Split. See Note 1 for additional information.

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(In Thousands) (Unaudited)

	Nine-Months Ended
	September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,722,452	$1,456,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,887	82,023
Non-cash lease expense	13,041	10,266
Gain on disposal of property and equipment	(2,064)	(916)
Loss on impairment of property and equipment	19,904	2,279
Stock-based compensation	94,284	86,664
Deferred income taxes	(670)	455
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(361,987)	(299,139)
Inventories	(126,652)	58,387
Prepaid expenses and other assets	(87,543)	(66,269)
Prepaid income taxes	4,164	14,043
Accounts payable	108,790	148,575
Accrued liabilities	9,333	98,535
Accrued promotional allowances	142,142	105,806
Accrued compensation	7,543	6,434
Income taxes payable	58,445	33,361
Other liabilities	(9,683)	(2,077)
Deferred revenue	(10,551)	(15,907)
Net cash provided by operating activities	1,670,835	1,718,762

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales and maturities of available-for-sale investments	870,623	20,686
Purchases of available-for-sale investments	(2,189,224)	(618,389)
Purchases of property and equipment	(100,642)	(104,101)
Proceeds from sale of property and equipment	3,777	2,744
Additions to intangibles	(9,342)	(19,681)
Increase in other assets	(5,850)	(507)
Net cash used in investing activities	(1,430,658)	(719,248)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short-term debt	(5,067)	(8,043)
Payments on credit facilities	—	(375,000)
Issuance of common stock	92,551	114,363
Purchases of common stock held in treasury	(234,399)	(43,921)
Net cash used in financing activities	(146,915)	(312,601)

Effect of exchange rate changes on cash and cash equivalents	(32,978)	72,739

NET INCREASE IN CASH AND CASH EQUIVALENTS	60,284	759,652
CASH AND CASH EQUIVALENTS, beginning of period	2,088,117	1,533,287
CASH AND CASH EQUIVALENTS, end of period	$2,148,401	$2,292,939

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$152	$5,296
Income taxes	$484,273	$413,194

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(In Thousands) (Unaudited) (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

Included in accrued liabilities as of September 30, 2026 and 2025 were additions to other intangible assets of $1.9 million and $3.2 million, respectively.

Included in accounts payable as of September 30, 2026 and 2025 were property and equipment purchases of $1.6 million and $1.4 million, respectively.

Included in accounts payable as of September 30, 2026 and 2025 were available-for-sale short-term investment purchases of $15.1 million and $16.2 million, respectively.

Included in accounts payable as of September 30, 2025 were available-for-sale long-term investment purchases of $31.2 million.

See accompanying notes to condensed consolidated financial statements.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

1.	BASIS OF PRESENTATION

Reference is made to the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2025 of Monster Beverage Corporation and its subsidiaries (collectively, the “Company”) for a summary of significant accounting policies utilized by the Company and its consolidated subsidiaries and other disclosures, which should be read in conjunction with this Quarterly Report on Form 10-Q (“Form 10-Q”).

The Company’s condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations applicable to interim financial reporting. They do not include all the information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP. The information set forth in these interim condensed consolidated financial statements for the three- and nine-months ended September 30, 2026 and 2025, respectively, is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading. Results of operations for periods covered by this report may not necessarily be indicative of results of operations for the full year.

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

Stock Split – On July 8, 2026, the Company announced a two-for-one stock split of the Company’s common stock that was effected in the form of a 100% stock dividend. The common stock dividend was issued on August 10, 2026 (the “Stock Split”) and the Company’s common stock began trading at the split-adjusted price on August 11, 2026. Accordingly, all per share amounts, weighted-average common stock outstanding, common stock outstanding, common stock repurchased and equity-based compensation disclosure presented in the condensed consolidated financial statements and notes have been adjusted retroactively, where applicable, to reflect the Stock Split. Stockholders’ equity has been retroactively adjusted, where applicable, to give effect to the Stock Split for all periods presented by reclassifying the par value of the additional shares issued in connection with the Stock Split to common stock from additional paid-in capital.

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

The Company’s Alcohol Brands segment primarily generates net operating revenues by selling kegged and ready-to-drink canned beers, FMBs and hard seltzers primarily to beer distributors in the United States.

The majority of the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. Certain of the Company’s bottlers/distributors may also perform a separate function as a co-packer on the Company’s behalf. In such cases, control of the Company’s products passes to such bottlers/distributors when they notify the Company that they have taken possession or transferred the relevant portion of the Company’s finished goods. The Company’s general payment terms are short-term in duration. The Company does not have significant financing components or payment terms. The Company did not have any material unsatisfied performance obligations as of September 30, 2026 and December 31, 2025.

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

Disaggregation of Revenue

The following tables disaggregate the Company’s revenue by geographical markets and reportable segments:

	Three-Months Ended September 30, 2026
			Asia Pacific	Latin
	U.S. and		(including	America and
Net Sales	Canada	EMEA[1]	Oceania)	Caribbean	Total
Monster Energy® Drinks	$1,342,542	$606,079	$175,843	$248,918	$2,373,382
Strategic Brands	57,013	73,937	15,198	10,219	156,367
Alcohol Brands	28,521	—	—	—	28,521
Other	4,783	—	—	—	4,783
Total Net Sales	$1,432,859	$680,016	$191,041	$259,137	$2,563,053

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

	Three-Months Ended September 30, 2025
			Asia Pacific	Latin
	U.S. and		(including	America and
Net Sales	Canada	EMEA[1]	Oceania)	Caribbean	Total
Monster Energy® Drinks	$1,213,518	$490,502	$157,442	$165,381	$2,026,843
Strategic Brands	55,028	54,113	12,621	8,739	130,501
Alcohol Brands	33,009	—	—	—	33,009
Other	6,786	—	—	—	6,786
Total Net Sales	$1,308,341	$544,615	$170,063	$174,120	$2,197,139

1Europe, Middle East and Africa (“EMEA”)

	Nine-Months Ended September 30, 2026
			Asia Pacific	Latin
	U.S. and		(including	America and
Net Sales	Canada	EMEA[1]	Oceania)	Caribbean	Total
Monster Energy® Drinks	$3,961,377	$1,691,723	$572,552	$692,514	$6,918,166
Strategic Brands	160,926	207,275	39,354	19,253	426,808
Alcohol Brands	93,372	—	—	—	93,372
Other	15,471	—	—	—	15,471
Total Net Sales	$4,231,146	$1,898,998	$611,906	$711,767	$7,453,817

	Nine-Months Ended September 30, 2025
			Asia Pacific	Latin
	U.S. and		(including	America and
Net Sales	Canada	EMEA[1]	Oceania)	Caribbean	Total
Monster Energy® Drinks	$3,491,445	$1,275,990	$443,386	$468,890	$5,679,711
Strategic Brands	158,118	151,415	32,893	16,301	358,727
Alcohol Brands	105,683	—	—	—	105,683
Other	19,169	—	—	—	19,169
Total Net Sales	$3,774,415	$1,427,405	$476,279	$485,191	$6,163,290

1Europe, Middle East and Africa (“EMEA”)

Contract Liabilities

Amounts received from certain bottlers/distributors at the inception of their distribution contracts or at the inception of certain sales/marketing programs are accounted for as deferred revenue. As of September 30, 2026 and December 31, 2025, the Company had $194.6 million and $205.3 million, respectively, of deferred revenue, which is included in current and long-term deferred revenue in the Company’s condensed consolidated balance sheets. During the three-months ended September 30, 2026 and 2025, $10.2 million and $10.1 million of deferred revenue was recognized in net sales, respectively. During the nine-months ended September 30, 2026 and 2025, $30.2 million and $30.0 million of deferred revenue was recognized in net sales, respectively. See Note 8.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

3.INVESTMENTS

The following table summarizes the Company’s investments at:

					Continuous	Continuous
		Gross	Gross		Unrealized	Unrealized
		Unrealized	Unrealized		Loss Position	Loss Position
	Amortized	Holding	Holding	Fair	less than	greater than
September 30, 2026	Cost	Gains	Losses	Value	12 Months	12 Months
Available-for-sale
Short-term:
Commercial paper	$217,209	$—	$—	$217,209	$—	$—
Municipal securities	2,211	—	4	2,207	4	—
U.S. government agency securities	56,225	—	124	56,101	124	—
U.S. treasuries	839,416	—	2,500	836,916	2,500	—
Corporate bonds	445,106	—	1,688	443,418	1,688	—
Long-term:
Municipal securities	598	—	6	592	6	—
U.S. government agency securities	41,676	—	569	41,107	569	—
U.S. treasuries	425,019	—	4,807	420,212	4,807	—
Corporate bonds	469,421	—	4,321	465,100	4,321	—
Total	$2,496,881	$—	$14,019	$2,482,862	$14,019	$—

					Continuous	Continuous
		Gross	Gross		Unrealized	Unrealized
		Unrealized	Unrealized		Loss Position	Loss Position
	Amortized	Holding	Holding	Fair	less than	greater than
December 31, 2025	Cost	Gains	Losses	Value	12 Months	12 Months
Available-for-sale
Short-term:
Commercial paper	$90,418	$1	$—	$90,419	$—	$—
Certificates of deposit	12,728	—	—	12,728	—	—
Municipal securities	674	1	—	675	—	—
U.S. treasuries	489,007	492	—	489,499	—	—
Corporate bonds	83,639	124	—	83,763	—	—
Long-term:
Municipal securities	1,206	1	—	1,207	—	—
U.S. treasuries	259,613	353	—	259,966	—	—
Corporate bonds	225,867	289	—	226,156	—	—
Total	$1,163,152	$1,261	$—	$1,164,413	$—	$—

During the three- and nine-months ended September 30, 2026 and 2025, realized gains or losses recognized on the sale of investments were not significant.

The Company’s investments at September 30, 2026 carried investment grade credit ratings.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the underlying contractual maturities of the Company’s investments at:

	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than 1 year:
Commercial paper	$217,209	$217,209	$90,418	$90,419
Certificates of deposit	—	—	12,728	12,728
Municipal securities	2,211	2,207	674	675
U.S. government agency securities	56,225	56,101	—	—
U.S. treasuries	839,416	836,916	489,007	489,499
Corporate bonds	445,106	443,418	83,639	83,763
Due 1 - 10 years:
Municipal securities	598	592	1,206	1,207
U.S. government agency securities	41,676	41,107	—	—
U.S. treasuries	425,019	420,212	259,613	259,966
Corporate bonds	469,421	465,100	225,867	226,156
Total	$2,496,881	$2,482,862	$1,163,152	$1,164,413

4.	FAIR VALUE OF CERTAIN FINANCIAL ASSETS AND LIABILITIES

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

The following tables present the fair value of the Company’s financial assets and liabilities that are recorded at fair value on a recurring basis, segregated among the appropriate levels within the fair value hierarchy at:

September 30, 2026	Level 1	Level 2	Level 3	Total
Cash	$1,022,783	$—	$—	$1,022,783
Money market funds	1,061,701	—	—	1,061,701
Commercial paper	—	217,209	—	217,209
Certificates of deposit	—	63,917	—	63,917
Municipal securities	—	2,799	—	2,799
U.S. government agency securities	—	97,208	—	97,208
U.S. treasuries	—	1,257,128	—	1,257,128
Corporate bonds	—	908,518	—	908,518
Foreign currency derivatives	—	800	—	800
Commodity derivatives	—	11,543	—	11,543
Total	$2,084,484	$2,559,122	$—	$4,643,606

Amounts included in:
Cash and cash equivalents	$2,084,484	$63,917	$—	$2,148,401
Short-term investments	—	1,555,851	—	1,555,851
Accounts receivable, net	—	15,270	—	15,270
Prepaid expenses and other current assets	—	124	—	124
Other assets	—	578	—	578
Investments	—	927,011	—	927,011
Accrued liabilities	—	(3,593)	—	(3,593)
Other liabilities	—	(36)	—	(36)
Total	$2,084,484	$2,559,122	$—	$4,643,606

December 31, 2025	Level 1	Level 2	Level 3	Total
Cash	$1,244,954	$—	$—	$1,244,954
Money market funds	787,293	—	—	787,293
Commercial paper	—	90,419	—	90,419
Certificates of deposit	—	68,597	—	68,597
Municipal securities	—	1,882	—	1,882
U.S. treasuries	—	749,465	—	749,465
Corporate bonds	—	309,919	—	309,919
Foreign currency derivatives	—	(1,474)	—	(1,474)
Commodity derivatives	—	35,188	—	35,188
Total	$2,032,247	$1,253,996	$—	$3,286,243

Amounts included in:
Cash and cash equivalents	$2,032,247	$55,870	$—	$2,088,117
Short-term investments	—	677,084	—	677,084
Accounts receivable, net	—	33,667	—	33,667
Other assets	—	3,530	—	3,530
Investments	—	487,329	—	487,329
Accrued liabilities	—	(3,484)	—	(3,484)
Total	$2,032,247	$1,253,996	$—	$3,286,243

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The Company’s valuation of its Level 1 investments is based on quoted market prices in active markets for identical securities. The Company’s valuation of its Level 2 investments is based on other observable inputs, specifically a market approach which utilizes valuation models, pricing systems, mathematical tools and other relevant information for the same or similar securities. The Company’s valuation of its Level 2 foreign currency exchange contracts is based on quoted market prices of the same or similar instruments, adjusted for counterparty risk. There were no transfers between Level 1 and Level 2 measurements during the three- and nine-months ended September 30, 2026, or during the year-ended December 31, 2025, and there were no changes in the Company’s valuation techniques.

5.	INVENTORIES

Inventories consist of the following at:

	September 30,	December 31,
	2026	2025
Raw materials	$341,904	$322,604
Work in process	961	1,114
Finished goods	577,225	475,905
	$920,090	$799,623

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at:

	September 30,	December 31,
	2026	2025
Land	$186,265	$188,889
Leasehold improvements	31,793	33,456
Furniture and fixtures	13,640	13,263
Office and computer equipment	24,381	25,191
Equipment	640,360	611,269
Buildings	407,831	410,189
Vehicles	122,605	83,066
Assets under construction	29,953	55,252
	1,456,828	1,420,575
Less: accumulated depreciation and amortization	(397,777)	(339,031)
	$1,059,051	$1,081,544

Total depreciation and amortization expense was $28.5 million and $24.9 million for the three-months ended September 30, 2026 and 2025, respectively. Total depreciation and amortization expense was $81.3 million and $68.6 million for the nine-months ended September 30, 2026 and 2025, respectively. For the three-months ended September 30, 2026, impairment charges of $19.9 million were recorded to property and equipment. See Note 17. For the three-months ended September 30, 2025, no impairment charges were recorded to property and equipment. For the nine-months ended September 30, 2026 and 2025, impairment charges of $19.9 million and $2.3 million were recorded to property and equipment, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

7.GOODWILL AND OTHER INTANGIBLE ASSETS

The following is a roll-forward of goodwill for the nine-months ended September 30, 2026 and 2025 by reportable segment:

	Monster
	Energy®	Strategic	Alcohol
	Drinks	Brands	Brands*	Other	Total
Balance at December 31, 2025	$693,644	$637,999	$—	$—	$1,331,643
Acquisitions	—	—	—	—	—
Balance at September 30, 2026	$693,644	$637,999	$—	$—	$1,331,643

	Monster
	Energy®	Strategic	Alcohol
	Drinks	Brands	Brands*	Other	Total
Balance at December 31, 2024	$693,644	$637,999	$—	$—	$1,331,643
Acquisitions	—	—	—	—	—
Balance at September 30, 2025	$693,644	$637,999	$—	$—	$1,331,643

*Accumulated goodwill impairment balance was $86.3 million related entirely to Alcohol Brands. There were no impairments prior to the year ended December 31, 2024.

Intangible assets consist of the following at:

	September 30,	December 31,
	2026	2025
Amortizing intangibles	$140,735	$137,664
Accumulated amortization	(94,782)	(86,999)
	45,953	50,665
Non-amortizing intangibles	1,335,053	1,328,603
	$1,381,006	$1,379,268

Amortizing intangibles primarily consist of computer software, tradenames and customer relationships. All amortizing intangibles have been assigned an estimated finite useful life, and such intangibles are amortized on a straight-line basis over the number of years that approximate their respective useful lives, generally three to ten years. Total amortization expense was $3.2 million and $4.7 million for the three-months ended September 30, 2026 and 2025, respectively. Total amortization expense was $8.6 million and $13.4 million for the nine-months ended September 30, 2026 and 2025, respectively. For the three- and nine-months ended September 30, 2026 and 2025, no impairment charges were recorded to intangible assets.

The following is the future estimated amortization expense related to amortizing intangibles as of September 30, 2026:

2026 (from October 1, 2026 to December 31, 2026)	$3,063
2027	10,773
2028	7,828
2029	4,590
2030	4,590
2031 and thereafter	15,109
$45,953

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

8.	DISTRIBUTION AGREEMENTS

In the normal course of business, amounts received pursuant to new and/or amended distribution agreements entered into with certain bottlers/distributors, relating to the costs associated with terminating agreements with the Company’s prior distributors, or at the inception of certain sales/marketing programs are accounted for as deferred revenue and are recognized as revenue ratably over the anticipated life of the respective agreement, generally 20 years or program duration, as the case may be. Revenue recognized was $10.2 million and $10.1 million for the three-months ended September 30, 2026 and 2025, respectively. Revenue recognized was $30.2 million and $30.0 million for the nine-months ended September 30, 2026 and 2025, respectively.

9.	DEBT

In May 2024, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders (the “Original Credit Agreement”), which provided for senior unsecured credit facilities in an aggregate principal amount of $1.50 billion (collectively, the “Credit Facilities”). The Credit Facilities previously consisted of a $750.0 million term loan (the “Term Loan”) and up to $750.0 million in multicurrency revolving loan commitments (the “Revolving Credit Facility”). The Term Loan was repaid in April 2025 with no additional borrowings permitted. In addition, pursuant to Amendment No. 1 to the Original Credit Agreement, dated as of October 17, 2025, among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders (the “Amended Credit Agreement”), the Company’s aggregate borrowing capacity under the Revolving Credit Facility has been reduced to $500.0 million. Borrowings under the Revolving Credit Facility bear interest at a variable rate per annum equal to the applicable rate plus margin (as defined in the Amended Credit Agreement). Borrowings may be repaid at any time during the term of the Revolving Credit Facility and may be reborrowed prior to the maturity date, which is set to occur in May 2029. As of September 30, 2026, no borrowings were outstanding under the Credit Facilities, and the Company was in compliance with all covenants under the Amended Credit Agreement.

Additionally, the Company has a line of credit of up to $15.0 million with HSBC Bank (China) Company Limited, Shanghai Branch. As of September 30, 2026, no amount was outstanding on this line of credit.

10.	COMMITMENTS AND CONTINGENCIES

The Company had purchase commitments aggregating approximately $186.0 million at September 30, 2026, which represented commitments made by the Company and its subsidiaries to various suppliers of raw materials for the production of its products. These obligations vary in terms but are generally satisfied within one year.

The Company had contractual obligations aggregating approximately $738.0 million at September 30, 2026, which related primarily to sponsorships and other marketing activities.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued, if any, and any related insurance reimbursements. As of September 30, 2026 and December 31, 2025, $30.8 million and $36.2 million, respectively, of loss contingencies were included in the Company’s accompanying condensed consolidated balance sheets.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

11.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, after tax, for the nine-months ended September 30, 2026 and 2025 are as follows:

	Accumulated Net	Currency	Unrealized Gains
	Gains (Losses)	Translation	(Losses) on
	on Commodity	Gains	Available-for-
	Derivatives	(Losses)	Sale Securities	Total
Balance at December 31, 2025	$45,955	$(108,059)	$1,263	$(60,841)
Other comprehensive income (loss) before reclassifications	25,392	(50,587)	(15,064)	(40,259)
Amounts reclassified from accumulated other comprehensive loss	(48,372)	—	—	(48,372)
Net current-period other comprehensive income (loss)	(22,980)	(50,587)	(15,064)	(88,631)
Balance at September 30, 2026	$22,975	$(158,646)	$(13,801)	$(149,472)

	Accumulated Net	Currency	Unrealized Gains
	Gains (Losses)	Translation	(Losses) on
	on Commodity	Gains	Available-for-
	Derivatives	(Losses)	Sale Securities	Total
Balance at December 31, 2024	$443	$(269,930)	$—	$(269,487)
Other comprehensive income (loss) before reclassifications	29,983	147,377	434	177,794
Amounts reclassified from accumulated other comprehensive loss	(1,689)	—	—	(1,689)
Net current-period other comprehensive income (loss)	28,294	147,377	434	176,105
Balance at September 30, 2025	$28,737	$(122,553)	$434	$(93,382)

12.	TREASURY STOCK

On August 19, 2024, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to an additional $500.0 million of the Company’s outstanding common stock (the “August 2024 Repurchase Plan”). During the three-months ended September 30, 2026, the Company purchased approximately 2.3 million shares of its common stock at an average purchase price of $43.87 per share, for a total amount of approximately $100.0 million under the August 2024 Repurchase Plan. As of November 4, 2026, approximately $300.0 million remained available for repurchase under the August 2024 Repurchase Plan.

On May 14, 2026, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to an additional $500.0 million of the Company’s outstanding common stock (the “May 2026 Repurchase Plan”). During the three-months ended September 30, 2026, no shares were repurchased under the May 2026 Repurchase Plan. As of November 4, 2026, approximately $500.0 million remained available for repurchase under the May 2026 Repurchase Plan.

The aggregate amount of the Company’s outstanding common stock that remains available for repurchase under all previously authorized repurchase plans is approximately $800.0 million as of November 4, 2026.

During the three-months ended September 30, 2026, 8,760 shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $0.4 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying condensed consolidated balance sheet at September 30, 2026.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

13.	STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which shares were available for grant at September 30, 2026: (i) the Monster Beverage Corporation 2020 Omnibus Incentive Plan, including the Monster Beverage Corporation Deferred Compensation Plan as a sub-plan thereunder, and (ii) the Monster Beverage Corporation 2017 Compensation Plan for Non-Employee Directors as Amended and Restated on February 23, 2022, including the Monster Beverage Corporation Deferred Compensation Plan for Non-Employee Directors as a sub-plan thereunder.

The Company recorded $30.4 million and $32.8 million of compensation expense relating to outstanding options, restricted stock units, performance share units and other share-based awards during the three-months ended September 30, 2026 and 2025, respectively. The Company recorded $94.3 million and $86.7 million of compensation expense relating to outstanding options, restricted stock units, performance share units and other share-based awards during the nine-months ended September 30, 2026 and 2025, respectively.

The tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options and vesting of restricted stock units and performance share units for the three-months ended September 30, 2026 and 2025 was $1.7 million and $6.5 million, respectively. The tax benefit for tax deductions from non-qualified stock option exercises, disqualifying dispositions of incentive stock options and vesting of restricted stock units and performance share units for the nine-months ended September 30, 2026 and 2025 was $17.9 million and $20.1 million, respectively.

Stock Options

Under the Company’s stock-based compensation plans, all stock options granted as of September 30, 2026 were granted at prices based on the fair value of the Company’s common stock on the date of grant. The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with the assumptions included in the table below. The Company uses historical data to determine the exercise behavior, volatility and forfeiture rate of the options.

The following weighted-average assumptions were used to estimate the fair value of options granted during:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2026	2025	2026		2025
Dividend yield	—	—	0.0%		0.0%
Expected volatility	—	—	25.5%		26.7%
Risk-free interest rate	—	—	4.1%		4.2%
Expected term	—	—	6.1	years	6.2	years

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to its stock option plans as follows:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term	Intrinsic
Options	(in thousands)	Per Share	(in years)	Value
Outstanding at January 1, 2026	44,322	$21.40	5.8	$750,594
Granted 01/01/26 - 03/31/26	1,788	$38.56
Granted 04/01/26 - 06/30/26	28	$44.55
Granted 07/01/26 - 09/30/26	—	$—
Exercised	(5,063)	$18.28
Cancelled or forfeited	(278)	$26.18
Outstanding at September 30, 2026	40,797	$22.52	5.4	$779,210
Vested and expected to vest in the future at September 30, 2026	39,773	$22.36	5.4	$766,046
Exercisable at September 30, 2026	24,093	$18.93	4.1	$546,635

No options were granted during either the three-months ended September 30, 2026 or 2025. The weighted-average grant-date fair value of options granted during the nine-months ended September 30, 2026 and 2025 was $13.29 per share and $9.92 per share, respectively.

The total intrinsic value of options exercised during the three-months ended September 30, 2026 and 2025 was $18.4 million and $38.2 million, respectively. The total intrinsic value of options exercised during the nine-months ended September 30, 2026 and 2025 was $123.8 million and $124.3 million, respectively.

Cash received from option exercises under all plans for the three-months ended September 30, 2026 and 2025 was $13.7 million and $26.7 million, respectively. Cash received from option exercises under all plans for the nine-months ended September 30, 2026 and 2025 was $92.6 million and $114.4 million, respectively.

At September 30, 2026, there was $91.3 million of total unrecognized compensation expense related to non-vested options granted to employees under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 2.0 years.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The following table summarizes the Company’s activities with respect to non-vested restricted stock units and performance share units as follows:

	Number of Shares	Weighted-Average Grant-Date
	(in thousands)	Fair Value
Non-vested at January 1, 2026	4,080	$26.58
Granted 01/01/26 - 03/31/26[1]	1,972	$34.50
Granted 04/01/26 - 06/30/26	54	$43.47
Granted 07/01/26 - 09/30/26	1	$47.58
Vested	(1,993)	$25.53
Forfeited/cancelled	(24)	$31.26
Non-vested at September 30, 2026	4,090	$31.11

1The grant activity for performance share units is recorded based on the target performance level earning 100% of target performance share units. The actual number of performance share units earned could range from 0% to 200% of target depending on the achievement of pre-established performance goals.

The weighted-average grant-date fair value of restricted stock units and/or performance share units granted during the three-months ended September 30, 2026 and 2025 was $47.58 and $30.80 per share, respectively. The weighted-average grant-date fair value of restricted stock units and/or performance share units granted during the nine-months ended September 30, 2026 and 2025 was $38.75 and $27.67 per share, respectively.

As of September 30, 2026, 3.8 million restricted stock units and performance share units are expected to vest over their respective terms.

At September 30, 2026, total unrecognized compensation expense relating to non-vested restricted stock units and performance share units was $73.9 million, which is expected to be recognized over a weighted-average period of 2.0 years.

Other Share-Based Awards

The Company has granted other share-based awards to certain employees that are payable in cash. These awards are classified as liabilities and are valued based on the fair value of the award at the grant date and are remeasured at each reporting date until settlement, with compensation expense being recognized in proportion to the completed requisite service period up until the date of settlement. At September 30, 2026, other share-based awards outstanding included grants that vest over three years payable in the first quarters of 2027, 2028 and 2029.

At September 30, 2026, there was $4.2 million of unrecognized compensation expense related to non-vested other share-based awards granted to employees under the Company’s stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 1.9 years.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

14.	INCOME TAXES

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the nine-months ended September 30, 2026:

Gross Unrecognized Tax
Benefits
Balance at December 31, 2025	$3,230
Additions for tax positions related to the current year	—
Additions for tax positions related to the prior years	348
Decreases for tax positions related to the prior years	—
Balance at September 30, 2026	$3,578

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. As of September 30, 2026, the Company had approximately $1.1 million in accrued interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions, the resultant impact on the Company’s effective tax rate would not be significant.

The Company is subject to U.S. federal income tax as well as to income tax in multiple state and foreign jurisdictions.

The Company is in various stages of examination with certain states and certain foreign jurisdictions. The Company’s 2023 through 2025 U.S. federal income tax returns are subject to examination by the IRS. The Company’s state income tax returns are generally subject to examination for the 2021 through 2025 tax years. The United Kingdom and Ireland income tax returns are subject to examination for the 2021 through 2025 tax years.

15.	EARNINGS PER SHARE

A reconciliation of the weighted-average shares used in the basic and diluted earnings per common share computations is presented below (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Weighted-average shares outstanding:
Basic	1,958,641	1,953,217	1,957,535	1,950,675
Dilutive	21,472	16,716	20,669	16,389
Diluted	1,980,113	1,969,933	1,978,204	1,967,064

For the three-months ended September 30, 2026 and 2025, options and awards outstanding totaling 1.4 million shares and 10.9 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive. For the nine-months ended September 30, 2026 and 2025, options and awards outstanding totaling 1.4 million shares and 19.0 million shares, respectively, were excluded from the calculations as their effect would have been antidilutive.

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

The Company’s Alcohol Brands segment primarily generates net operating revenues by selling kegged and ready-to-drink canned beers, FMBs and hard seltzers primarily to beer distributors in the United States.

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

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

The tables below provide information about the Company’s reportable segments, including the corporate and unallocated category.

Three-Months Ended September 30, 2026

	Monster
	Energy®	Strategic	Alcohol
	Drinks	Brands	Brands	Other	Total
Net sales[1]	$2,373,382	$156,367	$28,521	$4,783	$2,563,053

Cost of sales	1,089,566	48,957	20,285	3,510
Gross profit	1,283,816	107,410	8,236	1,273	1,400,735

Distribution expense	110,772	3,060	2,475	9
Selling and marketing expense	234,343	21,821	3,852	35
Nonmanufacturing payroll expense	55,384	2,115	7,174	406
Other segment items[2]	23,704	839	3,724	397
Segment profit (loss)[1]	859,613	79,575	(8,989)	426	930,625

Reconciliation of segment profit (loss)
Interest and other income, net					34,779
Unallocated amounts:
Corporate payroll expenses					(121,226)
Corporate overhead expenses, excluding payroll					(90,682)

Income before provision for income taxes					$753,496

Depreciation and amortization	$23,496	$301	$1,618	$256	$25,671
Unallocated depreciation and amortization					6,032
Total depreciation and amortization					$31,703

1For the Monster Energy® Drinks segment, includes $10.2 million related to the recognition of deferred revenue.

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

Alcohol Brands - travel and entertainment expense, professional services expense, depreciation and amortization expense, and certain overhead expenses

Other - professional services expense, and certain overhead expenses

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Three-Months Ended September 30, 2025

	Monster
	Energy®	Strategic	Alcohol
	Drinks	Brands	Brands	Other	Total
Net sales[1]	$2,026,843	$130,501	$33,009	$6,786	$2,197,139

Cost of sales	902,094	41,546	24,694	4,319
Gross profit	1,124,749	88,955	8,315	2,467	1,224,486

Distribution expense	78,569	1,704	2,341	—
Selling and marketing expense	189,136	17,339	7,976	124
Nonmanufacturing payroll expense	43,684	2,711	8,908	524
Other segment items[2]	22,880	919	6,941	201
Segment profit (loss)[1]	790,480	66,282	(17,851)	1,618	840,529

Reconciliation of segment profit (loss)
Interest and other income, net					14,185
Unallocated amounts:
Corporate payroll expenses					(112,924)
Corporate overhead expenses, excluding payroll					(52,253)

Income before provision for income taxes					$689,537

Depreciation and amortization	$20,835	$310	$4,816	$351	$26,312
Unallocated depreciation and amortization					3,306
Total depreciation and amortization					$29,618

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

Alcohol Brands - depreciation and amortization expense, travel and entertainment expense, and certain overhead expenses

Other - certain overhead expenses

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Nine-Months Ended September 30, 2026

	Monster
	Energy®	Strategic	Alcohol
	Drinks	Brands	Brands	Other	Total
Net sales[1]	$6,918,166	$426,808	$93,372	$15,471	$7,453,817

Cost of sales	3,118,470	144,194	65,752	11,683
Gross profit	3,799,696	282,614	27,620	3,788	4,113,718

Distribution expense	321,176	9,205	7,536	30
Selling and marketing expense	658,823	53,469	11,809	122
Nonmanufacturing payroll expense	156,609	7,350	23,909	1,469
Other segment items[2]	78,912	2,781	10,336	1,512
Segment profit (loss)[1]	2,584,176	209,809	(25,970)	655	2,768,670

Reconciliation of segment profit (loss)
Interest and other income, net					82,776
Unallocated amounts:
Corporate payroll expenses					(366,485)
Corporate overhead expenses, excluding payroll					(213,067)

Income before provision for income taxes					$2,271,894

Depreciation and amortization	$67,505	$871	$5,124	$970	$74,470
Unallocated depreciation and amortization					15,417
Total depreciation and amortization					$89,887

1For the Monster Energy® Drinks segment, includes $30.2 million related to the recognition of deferred revenue.

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

Alcohol Brands - travel and entertainment expense, professional services expense, depreciation and amortization expense, and certain overhead expenses

Other - professional services expense, and certain overhead expenses

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Nine-Months Ended September 30, 2025

	Monster
	Energy®	Strategic	Alcohol
	Drinks	Brands	Brands	Other	Total
Net sales[1]	$5,679,711	$358,727	$105,683	$19,169	$6,163,290

Cost of sales	2,509,309	114,165	77,364	13,590
Gross profit	3,170,402	244,562	28,319	5,579	3,448,862

Distribution expense	229,826	4,403	7,968	2
Selling and marketing expense	518,439	44,241	20,777	298
Nonmanufacturing payroll expense	130,564	7,186	27,220	1,653
Other segment items[2]	63,241	2,687	26,327	512
Segment profit (loss)[1]	2,228,332	186,045	(53,973)	3,114	2,363,518

Reconciliation of segment profit (loss)
Interest and other income, net					37,522
Unallocated amounts:
Corporate payroll expenses					(325,257)
Corporate overhead expenses, excluding payroll					(161,541)

Income before provision for income taxes					$1,914,242

Depreciation and amortization	$56,674	$813	$14,718	$800	$73,005
Unallocated depreciation and amortization					9,018
Total depreciation and amortization					$82,023

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

Coca-Cola Europacific Partners accounted for approximately 17% of the Company’s net sales for both the three-months ended September 30, 2026 and 2025. Coca-Cola Europacific Partners accounted for approximately 16% and 15% of the Company’s net sales for the nine-months ended September 30, 2026 and 2025, respectively.

Coca-Cola Consolidated, Inc. accounted for approximately 9% of the Company’s net sales for both the three-months ended September 30, 2026 and 2025. Coca-Cola Consolidated, Inc. accounted for approximately 9% and 10% of the Company’s net sales for the nine-months ended September 30, 2026 and 2025, respectively.

Net sales to customers outside the United States amounted to $1.20 billion and $937.1 million for the three-months ended September 30, 2026 and 2025, respectively. Such sales were approximately 47% and 43% of net sales for the three-months ended September 30, 2026 and 2025, respectively. Net sales to customers outside the United States amounted to $3.43 billion and $2.53 billion for the nine-months ended September 30, 2026 and 2025, respectively. Such sales were approximately 46% and 41% of net sales for the nine-months ended September 30, 2026 and 2025, respectively.

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

Goodwill and other intangible assets for the Company’s reportable segments were as follows at:

	September 30,	December 31,
	2026	2025
Goodwill and other intangible assets:
Monster Energy® Drinks	$1,719,546	$1,716,824
Strategic Brands	982,543	982,543
Alcohol Brands	10,560	11,544
Other	—	—
	$2,712,649	$2,710,911

17.	RELATED PARTY TRANSACTIONS

TCCC controls approximately 20.9% of the voting interests of the Company. The TCCC Subsidiaries, the TCCC Related Parties and certain TCCC independent bottlers, purchase and distribute the Company’s products in domestic and certain international markets. The Company also pays TCCC a commission based on certain sales within the TCCC distribution network.

TCCC commissions, based on sales to the TCCC Subsidiaries and the TCCC Related Parties, were $38.9 million and $32.0 million for the three-months ended September 30, 2026 and 2025, respectively, and are included as a reduction to net sales. TCCC commissions, based on sales to the TCCC Subsidiaries and the TCCC Related Parties, were $109.9 million and $87.4 million for the nine-months ended September 30, 2026 and 2025, respectively, and are included as a reduction to net sales.

TCCC commissions, based on sales to TCCC independent bottlers, were $16.6 million and $12.1 million for the three-months ended September 30, 2026 and 2025, respectively, and are included in operating expenses. TCCC commissions, based on sales to TCCC independent bottlers, were $49.7 million and $33.4 million for the nine-months ended September 30, 2026 and 2025, respectively, and are included in operating expenses.

Net sales to the TCCC Subsidiaries for the three-months ended September 30, 2026 and 2025 were $84.5 million and $65.2 million, respectively. Net sales to the TCCC Subsidiaries for the nine-months ended September 30, 2026 and 2025 were $217.9 million and $184.3 million, respectively.

The Company also purchases concentrates from TCCC which are then sold to certain of the Company’s bottlers/distributors. Concentrate purchases from TCCC were $7.9 million and $6.9 million for the three-months ended September 30, 2026 and 2025, respectively. Concentrate purchases from TCCC were $20.3 million and $20.1 million for the nine-months ended September 30, 2026 and 2025, respectively.

Certain TCCC Subsidiaries also contract manufacture certain of the Company’s energy drinks. Such contract manufacturing expenses were $22.6 million and $13.0 million for the three-months ended September 30, 2026 and 2025, respectively. Such contract manufacturing expenses were $50.1 million and $37.6 million for the nine-months ended September 30, 2026 and 2025, respectively.

Accounts receivable, accounts payable, accrued promotional allowances and accrued liabilities related to the TCCC Subsidiaries were as follows at:

	September 30,	December 31,
	2026	2025
Accounts receivable, net	$240,558	$166,618
Accounts payable	$(38,375)	$(37,775)
Accrued promotional allowances	$(29,527)	$(24,898)
Accrued liabilities	$(39,577)	$(28,458)

MONSTER BEVERAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular Dollars in Thousands, Except Per Share Amounts) (Unaudited)

One director of the Company through certain trusts, and a family member of one director have ownership interests in a company that provides promotional materials to the Company. Expenses incurred with such company in connection with promotional materials purchased during the three-months ended September 30, 2026 and 2025 were $0.9 million and $1.3 million, respectively. Expenses incurred with such company in connection with promotional materials purchased during the nine-months ended September 30, 2026 and 2025 were $4.5 million and $4.8 million, respectively.

The Company occasionally charters a private aircraft that is indirectly owned by Mr. Rodney C. Sacks, Chairman of the Board of Directors. On certain occasions, Mr. Sacks is accompanied by guests and other Company personnel when using such aircraft for business travel. During the three- and nine-months ended September 30, 2026, the Company incurred no expenses in relation to the aircraft. During the three-months ended September 30, 2025, the Company incurred no expenses in relation to the aircraft. During the nine-months ended September 30, 2025, the Company incurred expenses of $0.06 million in relation to the aircraft.

In December 2018, the Company and a director of the Company entered into a 50-50 partnership that purchased land, and real property thereon, in Kona, Hawaii for the purpose of producing coffee products. In October 2023, the partnership made a special, one-time distribution to each of the partners, reflecting the amount of their initial capital contributions. During the three-months ended September 30, 2026, the land and real property located in Kona, Hawaii (the “Property”) were reclassified as held-for-sale, and an impairment charge of $19.9 million was recognized in operating expenses in the condensed consolidated statement of income. Following the impairment charge, the carrying value of the Property is $20.0 million and is included in prepaid expenses and other current assets in the condensed consolidated balance sheet as of September 30, 2026. This partnership meets the definition of a Variable Interest Entity (“VIE”) for which the Company has determined that it is the primary beneficiary. Therefore, the Company consolidates the VIE in the accompanying condensed consolidated financial statements. The aggregate carrying values of the VIE’s assets and liabilities, after elimination of any intercompany transactions and balances, as well as the results of operations for all periods presented, are not material to the Company’s condensed consolidated financial statements.

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

Pricing Actions

We implemented price increases in the fourth quarter of 2025 (for core brands and packages) in the United States and at various times in certain international markets during 2025 and 2026 (collectively, the “Pricing Actions”). The Pricing Actions positively impacted gross profit margins in 2026 as compared to 2025.

Overview

We develop, market, sell and distribute energy drink beverages and concentrates for energy drink beverages, primarily under the following brand names:

● Monster Energy®	● Full Throttle®
● Monster Energy Ultra®	● Burn®
● Rehab Monster®	● Mother®
● Monster Energy® Nitro	● Nalu®
● Java Monster®	● Ultra Energy®
● Monster Killer Brew®	● Play® and Power Play® (stylized)
● Punch Monster®	● Relentless®
● Juice Monster®	● BPM®
● Reign Total Body Fuel®	● BU®
● Reign Storm®	● Samurai®
● StormTM	● Live+®
● Bang Energy®	● Predator®
● FLRTTM	● Fury®
● NOS®

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

During the three-months ended September 30, 2026, we continued to expand our existing drink portfolio by adding products to our portfolio in a number of countries and further developed our distribution markets. During the three-months ended September 30, 2026, we sold the following new products to our customers:

●	FLRTTM Apple Bottoms UpTM
●	Java Monster® Dubai Chocolate
●	Monster Energy® Vanilla Shot
●	Monster Energy® Vanilla Shot Zero Sugar
●	Mother® Sour Snakes

In the normal course of business, we discontinue certain products and/or product lines. Those products or product lines discontinued in the three-months ended September 30, 2026, either individually or in aggregate, did not have a material adverse impact on our financial position, results of operations or liquidity.

Our net sales were $2.56 billion for the three-months ended September 30, 2026. Net changes in foreign currency exchange rates had a favorable impact on net sales of approximately $8.1 million for the three-months ended September 30, 2026. Net sales on a foreign currency adjusted basis increased 16.3% for the three-months ended September 30, 2026.

The vast majority of our net sales are derived from our Monster Energy® Drinks segment. Net sales of our Monster Energy® Drinks segment were $2.37 billion for the three-months ended September 30, 2026. Net sales of our Strategic Brands segment were $156.4 million for the three-months ended September 30, 2026. Net sales of our Alcohol Brands segment were $28.5 million for the three-months ended September 30, 2026. Net sales of our Other segment were $4.8 million for the three-months ended September 30, 2026.

Our Monster Energy® Drinks segment represented 92.6% and 92.3% of our net sales for the three-months ended September 30, 2026 and 2025, respectively. Our Strategic Brands segment represented 6.1% and 5.9% of our net sales for the three-months ended September 30, 2026 and 2025, respectively. Our Alcohol Brands segment represented 1.1% and 1.5% of our net sales for the three-months ended September 30, 2026 and 2025, respectively. Our Other segment represented 0.2% and 0.3% of our net sales for the three-months ended September 30, 2026 and 2025, respectively.

Our growth strategy includes further developing our domestic markets and expanding our international business. Net sales to customers outside the United States were $1.20 billion for the three-months ended September 30, 2026, an increase of approximately $262.9 million, or 28.1% higher than net sales to customers outside of the United States of $937.1 million for the three-months ended September 30, 2025. Such sales were approximately 47% and 43% of net sales for the three-months ended September 30, 2026 and 2025, respectively. Net changes in foreign currency exchange rates had a favorable impact on net sales to customers outside of the United States of approximately $8.1 million for the three-months ended September 30, 2026. Net sales to customers outside the United States, on a foreign currency adjusted basis, increased 27.2% for the three-months ended September 30, 2026.

Our non-alcohol customers are primarily full service beverage bottlers/distributors, retail grocery and specialty chains, wholesalers, club stores, mass merchandisers, convenience and gas chains, drug stores, foodservice customers, value stores, e-commerce retailers and the military. Our alcohol customers are primarily beer distributors who in turn sell to retailers within the alcohol distribution system. Percentages of our gross billings to our various customer types for the three- and nine-months ended September 30, 2026 and 2025 are reflected below. Such information includes sales made by us directly to the customer types concerned, which include our full service beverage bottlers/distributors in the United States. Such full service beverage bottlers/distributors in turn sell certain of our products to some of the same customer types listed below. We limit our description of our customer types to include only our sales to our full service bottlers/distributors without reference to such bottlers/distributors’ sales to their own customers.

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
U.S. full service bottlers/distributors	40%	44%	41%	45%
International full service bottlers/distributors	49%	44%	48%	43%
Club stores and e-commerce retailers	8%	8%	8%	8%
Retail grocery, direct convenience, specialty chains and wholesalers	2%	2%	2%	2%
Alcohol, value stores and other	1%	2%	1%	2%

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

Coca-Cola Europacific Partners accounted for approximately 17% of the Company’s net sales for both the three-months ended September 30, 2026 and 2025. Coca-Cola Europacific Partners accounted for approximately 16% and 15% of the Company’s net sales for the nine-months ended September 30, 2026 and 2025, respectively.

Coca-Cola Consolidated, Inc. accounted for approximately 9% of the Company’s net sales for both the three-months ended September 30, 2026 and 2025. Coca-Cola Consolidated, Inc. accounted for approximately 9% and 10% of the Company’s net sales for the nine-months ended September 30, 2026 and 2025, respectively.

Results of Operations

The following table sets forth key statistics for the three- and nine-months ended September 30, 2026 and 2025.

	Three-Months Ended		Percentage	Nine-Months Ended		Percentage
(In thousands, except per share amounts)	September 30,		Change	September 30,		Change
	2026	2025	26 vs. 25	2026	2025	26 vs. 25
Net sales[1]	$2,563,053	$2,197,139	16.7%	$7,453,817	$6,163,290	20.9%
Cost of sales	1,162,318	972,653	19.5%	3,340,099	2,714,428	23.0%

Gross profit*[1]	1,400,735	1,224,486	14.4%	4,113,718	3,448,862	19.3%
Gross profit as a percentage of net sales	54.7%	55.7%		55.2%	56.0%

Operating expenses	682,018	549,134	24.2%	1,924,600	1,572,142	22.4%
Operating expenses as a percentage of net sales	26.6%	25.0%		25.8%	25.5%

Operating income[1]	718,717	675,352	6.4%	2,189,118	1,876,720	16.6%
Operating income as a percentage of net sales	28.0%	30.7%		29.4%	30.4%

Interest and other income, net	34,779	14,185	145.2%	82,776	37,522	120.6%

Income before provision for income taxes[1]	753,496	689,537	9.3%	2,271,894	1,914,242	18.7%

Provision for income taxes	185,069	165,082	12.1%	549,442	458,000	20.0%
Income taxes as a percentage of income before taxes	24.6%	23.9%		24.2%	23.9%

Net income	$568,427	$524,455	8.4%	$1,722,452	$1,456,242	18.3%
Net income as a percentage of net sales	22.2%	23.9%		23.1%	23.6%

Net income per common share:
Basic	$0.29	$0.27	8.1%	$0.88	$0.75	17.9%
Diluted	$0.29	$0.27	7.8%	$0.87	$0.74	17.6%

Energy drink case sales (in thousands) (in 192‑ounce case equivalents)	304,902	258,387	18.0%	884,306	720,823	22.7%

1Includes $10.2 million and $10.1 million for the three-months ended September 30, 2026 and 2025, respectively, related to the recognition of deferred revenue. Includes $30.2 million and $30.0 million for the nine-months ended September 30, 2026 and 2025, respectively, related to the recognition of deferred revenue.

*Gross profit may not be comparable to that of other entities since some entities include all costs associated with their distribution process in cost of sales, whereas others exclude certain costs and instead include such costs within another line item such as operating expenses. We include out-bound freight and warehouse costs in operating expenses rather than in cost of sales.

Three-Months Ended September 30, 2026 Compared to the Three-Months Ended September 30, 2025.

Net Sales

Net sales were $2.56 billion for the three-months ended September 30, 2026, an increase of approximately $365.9 million, or 16.7% higher than net sales of $2.20 billion for the three-months ended September 30, 2025. Net sales increased primarily due to increased worldwide sales of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had a favorable impact on net sales of approximately $8.1 million for the three-months ended September 30, 2026. Net sales on a foreign currency adjusted basis increased 16.3% for the three-months ended September 30, 2026.

Net sales for the Monster Energy® Drinks segment were $2.37 billion for the three-months ended September 30, 2026, an increase of approximately $346.5 million, or 17.1% higher than net sales of $2.03 billion for the three-months ended September 30, 2025. Net sales increased primarily due to increased worldwide sales of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had a favorable impact on net sales for the Monster Energy® Drinks segment of approximately $7.5 million for the three-months ended September 30, 2026. Net sales for the Monster Energy® Drinks segment on a foreign currency adjusted basis increased 16.7% for the three-months ended September 30, 2026.

Net sales for the Strategic Brands segment were $156.4 million for the three-months ended September 30, 2026, an increase of approximately $25.9 million, or 19.8% higher than net sales of $130.5 million for the three-months ended September 30, 2025. Net sales for the Strategic Brands segment increased primarily due to increased sales of our Burn® and Fury® brand energy drinks. Net changes in foreign currency exchange rates had a favorable impact on net sales of approximately $0.6 million for the Strategic Brands segment for the three-months ended September 30, 2026. Net sales for the Strategic Brands segment on a foreign currency adjusted basis increased 19.3% for the three-months ended September 30, 2026. Net sales of concentrates within the Strategic Brands segment tend to have more pronounced fluctuations from period to period as compared to net sales of our finished goods within the Monster Energy® Drinks segment primarily as a result of bottler production schedules.

Net sales for the Alcohol Brands segment were $28.5 million for the three-months ended September 30, 2026, a decrease of approximately $4.5 million, or 13.6% lower than net sales of $33.0 million for the three-months ended September 30, 2025. The decrease in net sales for the three-months ended September 30, 2026 was primarily due to decreased sales of The BeastTM product line.

Net sales for the Other segment were $4.8 million for the three-months ended September 30, 2026, a decrease of approximately $2.0 million, or 29.5% lower than net sales of $6.8 million for the three-months ended September 30, 2025.

Case sales for our energy drink products, in 192-ounce case equivalents, were 304.9 million cases for the three-months ended September 30, 2026, an increase of approximately 46.5 million cases, or 18.0% higher than case sales of 258.4 million cases for the three-months ended September 30, 2025. The overall average net sales per case for our energy drink products (excluding net sales of Alcohol Brands and Other segments) decreased to $8.30 for the three-months ended September 30, 2026 from $8.35 for the three-months ended September 30, 2025.

Case sales for our craft beers, FMBs and hard seltzers, in 192-ounce equivalents, were 2.0 million cases for the three-months ended September 30, 2026, a decrease of approximately 0.3 million cases, or 14.2% lower than case sales of 2.4 million cases for the three-months ended September 30, 2025. Barrel sales for our craft beers, FMBs and hard seltzers, in 31 U.S. gallon equivalents, were 0.10 million barrels for the three-months ended September 30, 2026, a decrease of approximately 0.02 million barrels, or 14.2% lower than barrel sales of 0.11 million barrels for the three-months ended September 30, 2025.

Gross Profit

Gross profit was $1.40 billion for the three-months ended September 30, 2026, an increase of approximately $176.2 million, or 14.4% higher than the gross profit of $1.22 billion for the three-months ended September 30, 2025. The increase in gross profit dollars was primarily the result of the increase in net sales.

Gross profit as a percentage of net sales decreased to 54.7% for the three-months ended September 30, 2026 from 55.7% for the three-months ended September 30, 2025. The decrease in gross profit as a percentage of net sales for the three-months ended September 30, 2026 was primarily the result of increased aluminum can costs, geographical sales mix and increased freight-in costs, partially offset by the Pricing Actions.

Operating Expenses

Total operating expenses were $682.0 million for the three-months ended September 30, 2026, an increase of approximately $132.9 million, or 24.2% higher than total operating expenses of $549.1 million for the three-months ended September 30, 2025.

The increase in operating expenses was primarily due to increased general and administrative expenses of $53.7 million, selling and marketing expenses of $45.5 million and distribution expenses of $33.7 million. General and administrative expenses included a property and equipment impairment charge of $19.9 million and digital transformation expenses of $14.7 million for the three-months ended September 30, 2026. The increase in selling and marketing expenses for the three-months ended September 30, 2026 was primarily due to increased social, digital, media and other marketing expenses, including sponsorships and endorsements, in order to reach a broader consumer audience and increase household penetration. Operating expenses as a percentage of net sales for the three-months ended September 30, 2026 and 2025 were 26.6% and 25.0%, respectively.

Operating Income

Operating income was $718.7 million for the three-months ended September 30, 2026, an increase of approximately $43.4 million, or 6.4% higher than operating income of $675.4 million for the three-months ended September 30, 2025. Operating income as a percentage of net sales decreased to 28.0% for the three-months ended September 30, 2026 from 30.7% for the three-months ended September 30, 2025.

Operating income was $268.9 million and $210.4 million for the three-months ended September 30, 2026 and 2025, respectively, for our international operations.

Operating income for the Monster Energy® Drinks segment, exclusive of corporate and unallocated expenses, was $859.6 million for the three-months ended September 30, 2026, an increase of approximately $69.1 million, or 8.7% higher than operating income of $790.5 million for the three-months ended September 30, 2025. The increase in operating income for the Monster Energy® Drinks segment was primarily the result of an increase in net sales.

Operating income for the Strategic Brands segment, exclusive of corporate and unallocated expenses, was $79.6 million for the three-months ended September 30, 2026, an increase of approximately $13.3 million, or 20.1% higher than operating income of $66.3 million for the three-months ended September 30, 2025. The increase in operating income for the Strategic Brands segment was primarily the result of an increase in net sales.

Operating loss for the Alcohol Brands segment, exclusive of corporate and unallocated expenses, was $9.0 million for the three-months ended September 30, 2026, a decrease of approximately $8.9 million, or 49.6% lower than the operating loss of $17.9 million for the three-months ended September 30, 2025. The decrease in operating loss for the three-months ended September 30, 2026 was primarily due to decreased operating expenses.

Operating income for the Other segment, exclusive of corporate and unallocated expenses, was $0.4 million for the three-months ended September 30, 2026, as compared to operating income of $1.6 million for the three-months ended September 30, 2025.

Interest and Other Income, net

Interest and other income, net, was $34.8 million for the three-months ended September 30, 2026, as compared to interest and other income, net, of $14.2 million for the three-months ended September 30, 2025. Interest income was $41.3 million and $24.2 million for the three-months ended September 30, 2026 and 2025, respectively. Interest expense was $0.5 million for both the three-months ended September 30, 2026 and 2025. Foreign currency transaction losses were $4.8 million and $8.0 million for the three-months ended September 30, 2026 and 2025, respectively.

Provision for Income Taxes

Provision for income taxes was $185.1 million for the three-months ended September 30, 2026, an increase of $20.0 million from the provision for income taxes of $165.1 million for the three-months ended September 30, 2025. The effective combined federal, state and foreign tax rate increased to 24.6% from 23.9% for the three-months ended September 30, 2026 and 2025, respectively. The increase is primarily due to a lower stock-based compensation deduction and an increase in income from higher income tax jurisdictions in the three-months ended September 30, 2026. The increase is partially offset by a lower valuation allowance on foreign tax credit carryforwards in the three-months ended September 30, 2026.

Net Income

Net income was $568.4 million for the three-months ended September 30, 2026, an increase of $44.0 million, or 8.4% higher than net income of $524.5 million for the three-months ended September 30, 2025.

Nine-Months Ended September 30, 2026 Compared to the Nine-Months Ended September 30, 2025.

Net Sales

Net sales were $7.45 billion for the nine-months ended September 30, 2026, an increase of approximately $1.29 billion, or 20.9% higher than net sales of $6.16 billion for the nine-months ended September 30, 2025. Net sales increased primarily due to increased worldwide sales of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had a favorable impact on net sales of approximately $145.9 million for the nine-months ended September 30, 2026. Net sales on a foreign currency adjusted basis increased 18.6% for the nine-months ended September 30, 2026.

Net sales for the Monster Energy® Drinks segment were $6.92 billion for the nine-months ended September 30, 2026, an increase of approximately $1.24 billion, or 21.8% higher than net sales of $5.68 billion for the nine-months ended September 30, 2025. Net sales increased primarily due to increased worldwide sales of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had a favorable impact on net sales for the Monster Energy® Drinks segment of approximately $134.7 million for the nine-months ended September 30, 2026. Net sales for the Monster Energy® Drinks segment on a foreign currency adjusted basis increased 19.4% for the nine-months ended September 30, 2026.

Net sales for the Strategic Brands segment were $426.8 million for the nine-months ended September 30, 2026, an increase of approximately $68.1 million, or 19.0% higher than net sales of $358.7 million for the nine-months ended September 30, 2025. Net sales for the Strategic Brands segment increased primarily due to increased sales of our Fury®, Burn® and Predator® brand energy drinks. Net changes in foreign currency exchange rates had a favorable impact on net sales of approximately $11.2 million for the Strategic Brands segment for the nine-months ended September 30, 2026. Net sales for the Strategic Brands segment on a foreign currency adjusted basis increased 15.8% for the nine-months ended September 30, 2026. Net sales of concentrates within the Strategic Brands segment tend to have more pronounced fluctuations from period to period as compared to net sales of our finished goods within the Monster Energy® Drinks segment primarily as a result of bottler production schedules.

Net sales for the Alcohol Brands segment were $93.4 million for the nine-months ended September 30, 2026, a decrease of approximately $12.3 million, or 11.6% lower than net sales of $105.7 million for the nine-months ended September 30, 2025. The decrease in net sales for the nine-months ended September 30, 2026 was primarily due to decreased sales of The BeastTM product line.

Net sales for the Other segment were $15.5 million for the nine-months ended September 30, 2026, a decrease of approximately $3.7 million, or 19.3% lower than net sales of $19.2 million for the nine-months ended September 30, 2025.

Case sales for our energy drink products, in 192-ounce case equivalents, were 884.3 million cases for the nine-months ended September 30, 2026, an increase of approximately 163.5 million cases, or 22.7% higher than case sales of 720.8 million cases for the nine-months ended September 30, 2025. The overall average net sales per case for our energy drink products (excluding net sales of Alcohol Brands and Other segments) decreased to $8.31 for the nine-months ended September 30, 2026 from $8.38 for the nine-months ended September 30, 2025.

Case sales for our craft beers, FMBs and hard seltzers, in 192-ounce equivalents, were 6.6 million cases for the nine-months ended September 30, 2026, a decrease of approximately 0.9 million cases, or 12.2% lower than case sales of 7.6 million cases for the nine-months ended September 30, 2025. Barrel sales for our craft beers, FMBs and hard seltzers, in 31 U.S. gallon equivalents, were 0.32 million barrels for the nine-months ended September 30, 2026, a decrease of approximately 0.04 million barrels, or 12.2% lower than barrel sales of 0.37 million barrels for the nine-months ended September 30, 2025.

Gross Profit

Gross profit was $4.11 billion for the nine-months ended September 30, 2026, an increase of approximately $664.9 million, or 19.3% higher than the gross profit of $3.45 billion for the nine-months ended September 30, 2025. The increase in gross profit dollars was primarily the result of the increase in net sales.

Gross profit as a percentage of net sales decreased to 55.2% for the nine-months ended September 30, 2026 from 56.0% for the nine-months ended September 30, 2025. The decrease in gross profit as a percentage of net sales for the nine-months ended September 30, 2026 was primarily the result of geographical sales mix, increased aluminum can costs and increased freight-in costs, partially offset by the Pricing Actions and product sales mix.

Operating Expenses

Total operating expenses were $1.92 billion for the nine-months ended September 30, 2026, an increase of approximately $352.5 million, or 22.4% higher than total operating expenses of $1.57 billion for the nine-months ended September 30, 2025.

The increase in operating expenses was primarily due to increased selling and marketing expenses of $140.5 million, general and administrative expenses of $116.2 million and distribution expenses of $95.8 million. Operating expenses as a percentage of net sales for the nine-months ended September 30, 2026 and 2025 were 25.8% and 25.5%, respectively.

Operating Income

Operating income was $2.19 billion for the nine-months ended September 30, 2026, an increase of approximately $312.4 million, or 16.6% higher than operating income of $1.88 billion for the nine-months ended September 30, 2025. Operating income as a percentage of net sales decreased to 29.4% for the nine-months ended September 30, 2026 from 30.4% for the nine-months ended September 30, 2025.

Operating income was $795.0 million and $542.0 million for the nine-months ended September 30, 2026 and 2025, respectively, for our international operations.

Operating income for the Monster Energy® Drinks segment, exclusive of corporate and unallocated expenses, was $2.58 billion for the nine-months ended September 30, 2026, an increase of approximately $355.8 million, or 16.0% higher than operating income of $2.23 billion for the nine-months ended September 30, 2025. The increase in operating income for the Monster Energy® Drinks segment was primarily the result of an increase in net sales.

Operating income for the Strategic Brands segment, exclusive of corporate and unallocated expenses, was $209.8 million for the nine-months ended September 30, 2026, an increase of approximately $23.8 million, or 12.8% higher than operating income of $186.0 million for the nine-months ended September 30, 2025. The increase in operating income for the Strategic Brands segment was primarily the result of an increase in net sales.

Operating loss for the Alcohol Brands segment, exclusive of corporate and unallocated expenses, was $26.0 million for the nine-months ended September 30, 2026, a decrease of approximately $28.0 million, or 51.9% lower than the operating loss of $54.0 million for the nine-months ended September 30, 2025. The decrease in operating loss for the nine-months ended September 30, 2026 was primarily due to decreased operating expenses.

Operating income for the Other segment, exclusive of corporate and unallocated expenses, was $0.7 million for the nine-months ended September 30, 2026, as compared to operating income of $3.1 million for the nine-months ended September 30, 2025.

Interest and Other Income, net

Interest and other income, net, was $82.8 million for the nine-months ended September 30, 2026, as compared to interest and other income, net, of $37.5 million for the nine-months ended September 30, 2025. Interest income was $105.9 million and $59.1 million for the nine-months ended September 30, 2026 and 2025, respectively. Interest expense was $1.8 million and $6.3 million for the nine-months ended September 30, 2026 and 2025, respectively. Foreign currency transaction losses were $17.6 million and $13.8 million for the nine-months ended September 30, 2026 and 2025, respectively.

Provision for Income Taxes

Provision for income taxes was $549.4 million for the nine-months ended September 30, 2026, an increase of $91.4 million from the provision for income taxes of $458.0 million for the nine-months ended September 30, 2025. The effective combined federal, state and foreign tax rate increased to 24.2% from 23.9% for the nine-months ended September 30, 2026 and 2025, respectively.

Net Income

Net income was $1.72 billion for the nine-months ended September 30, 2026, an increase of $266.2 million, or 18.3% higher than net income of $1.46 billion for the nine-months ended September 30, 2025.

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

Non-GAAP Financial Measures and Other Key Metrics

Gross Billings**

Three-Months Ended September 30, 2026 Compared to the Three-Months Ended September 30, 2025.

Gross billings were $3.05 billion for the three-months ended September 30, 2026, an increase of approximately $393.1 million, or 14.8% higher than gross billings of $2.65 billion for the three-months ended September 30, 2025. Gross billings increased primarily due to increased worldwide sales of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had a favorable impact on gross billings of approximately $6.2 million for the three-months ended September 30, 2026. Gross billings on a foreign currency adjusted basis increased 14.6% for the three-months ended September 30, 2026.

Gross billings for the Monster Energy® Drinks segment were $2.83 billion for the three-months ended September 30, 2026, an increase of approximately $371.0 million, or 15.1% higher than gross billings of $2.46 billion for the three-months ended September 30, 2025. Gross billings increased primarily due to increased worldwide sales of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had a favorable impact on gross billings for the Monster Energy® Drinks segment of approximately $5.5 million for the three-months ended September 30, 2026. Gross billings for the Monster Energy® Drinks segment on a foreign currency adjusted basis increased 14.9% for the three-months ended September 30, 2026.

Gross billings for the Strategic Brands segment were $180.5 million for the three-months ended September 30, 2026, an increase of $28.3 million, or 18.6% higher than gross billings of $152.3 million for the three-months ended September 30, 2025. Gross billings for the Strategic Brands segment increased primarily due to increased sales of our Fury® and Burn® brand energy drinks. Net changes in foreign currency exchange rates had a favorable impact on gross billings in the Strategic Brands segment of approximately $0.7 million for the three-months ended September 30, 2026. Gross billings for the Strategic Brands segment on a foreign currency adjusted basis increased 18.1% for the three-months ended September 30, 2026.

Gross billings for the Alcohol Brands segment were $29.4 million for the three-months ended September 30, 2026, a decrease of approximately $4.2 million, or 12.4% lower than gross billings of $33.6 million for the three-months ended September 30, 2025. The decrease in gross billings for the three-months ended September 30, 2026 was primarily due to decreased sales of The BeastTM product line.

Gross billings for the Other segment were $4.8 million for the three-months ended September 30, 2026, a decrease of $2.0 million, or 29.3% lower than gross billings of $6.8 million for the three-months ended September 30, 2025.

Promotional allowances, commissions and other expenses, as described in the footnote below, were $493.1 million for the three-months ended September 30, 2026, an increase of $27.3 million, or 5.9% higher than promotional allowances, commissions and other expenses of $465.8 million for the three-months ended September 30, 2025. Promotional allowances, commissions and other expenses as a percentage of gross billings decreased to 16.2% from 17.6% for the three-months ended September 30, 2026 and 2025, respectively.

Nine-Months Ended September 30, 2026 Compared to the Nine-Months Ended September 30, 2025.

Gross billings were $8.80 billion for the nine-months ended September 30, 2026, an increase of approximately $1.49 billion, or 20.3% higher than gross billings of $7.32 billion for the nine-months ended September 30, 2025. Gross billings increased primarily due to increased worldwide sales of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had a favorable impact on gross billings of approximately $169.4 million for the nine-months ended September 30, 2026. Gross billings on a foreign currency adjusted basis increased 18.0% for the nine-months ended September 30, 2026.

Gross billings for the Monster Energy® Drinks segment were $8.19 billion for the nine-months ended September 30, 2026, an increase of approximately $1.42 billion, or 21.0% higher than gross billings of $6.77 billion for the nine-months ended September 30, 2025. Gross billings increased primarily due to increased worldwide sales of our Monster Energy® brand energy drinks as a result of increased consumer demand. Net changes in foreign currency exchange rates had a favorable impact on gross billings for the Monster Energy® Drinks segment of approximately $158.2 million for the nine-months ended September 30, 2026. Gross billings for the Monster Energy® Drinks segment on a foreign currency adjusted basis increased 18.7% for the nine-months ended September 30, 2026.

Gross billings for the Strategic Brands segment were $499.9 million for the nine-months ended September 30, 2026, an increase of $81.8 million, or 19.6% higher than gross billings of $418.0 million for the nine-months ended September 30, 2025. Gross billings for the Strategic Brands segment increased primarily due to increased sales of our Fury®, Burn® and Predator® brand energy drinks. Net changes in foreign currency exchange rates had a favorable impact on gross billings in the Strategic Brands segment of approximately $11.2 million for the nine-months ended September 30, 2026. Gross billings for the Strategic Brands segment on a foreign currency adjusted basis increased 16.9% for the nine-months ended September 30, 2026.

Gross billings for the Alcohol Brands segment were $96.7 million for the nine-months ended September 30, 2026, a decrease of approximately $12.9 million, or 11.8% lower than gross billings of $109.6 million for the nine-months ended September 30, 2025. The decrease in gross billings for the nine-months ended September 30, 2026 was primarily due to decreased sales of The BeastTM product line.

Gross billings for the Other segment were $15.7 million for the nine-months ended September 30, 2026, a decrease of $3.7 million, or 19.0% lower than gross billings of $19.3 million for the nine-months ended September 30, 2025.

Promotional allowances, commissions and other expenses, as described in the footnote below, were $1.38 billion for the nine-months ended September 30, 2026, an increase of $198.2 million, or 16.8% higher than promotional allowances, commissions and other expenses of $1.18 billion for the nine-months ended September 30, 2025. Promotional allowances, commissions and other expenses as a percentage of gross billings decreased to 15.7% from 16.2% for the nine-months ended September 30, 2026 and 2025, respectively.

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

The following table reconciles the non-GAAP financial measure of gross billings with the most directly comparable GAAP financial measure of net sales:

	Three-Months Ended		Percentage	Nine-Months Ended		Percentage
(In thousands)	September 30,		Change	September 30,		Change
	2026	2025	26 vs. 25	2026	2025	26 vs. 25
Gross Billings	$3,045,964	$2,652,869	14.8%	$8,804,251	$7,315,735	20.3%
Deferred Revenue	10,218	10,068	1.5%	30,150	29,959	0.6%
Less: Promotional allowances, commissions and other expenses***	493,129	465,798	5.9%	1,380,584	1,182,404	16.8%
Net Sales	$2,563,053	$2,197,139	16.7%	$7,453,817	$6,163,290	20.9%

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

Sales

The table below discloses selected quarterly data regarding sales for the three- and nine-months ended September 30, 2026 and 2025, respectively. Data from any one or more quarters or periods is not necessarily indicative of annual results or continuing trends.

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

	Three-Months Ended		Nine-Months Ended
(In thousands, except average net sales per case)	September 30,		September 30,
	2026	2025	2026	2025
Net sales	$2,563,053	$2,197,139	$7,453,817	$6,163,290
Less: Alcohol Brands segment sales	(28,521)	(33,009)	(93,372)	(105,683)
Less: Other segment sales	(4,783)	(6,786)	(15,471)	(19,169)
Adjusted net sales[1]	$2,529,749	$2,157,344	$7,344,974	$6,038,438
Case sales by segment:[1]
Monster Energy® Drinks	234,159	201,310	676,401	562,395
Strategic Brands	70,743	57,077	207,905	158,428
Total case sales	304,902	258,387	884,306	720,823
Average net sales per case - Energy Drinks	$8.30	$8.35	$8.31	$8.38

1Excludes Alcohol Brands segment and Other segment net sales.

Net changes in foreign currency exchange rates had a favorable impact on the overall average net sales per case for the three-and nine-months ended September 30, 2026.

The following represents case sales for our craft beers, FMBs and hard seltzers, in 192-ounce equivalents:

	Three-Months Ended		Nine-Months Ended
(In thousands, except average net sales per case)	September 30,		September 30,
	2026	2025	2026	2025
Alcohol Brands segment net sales	$28,521	$33,009	$93,372	$105,683
Case sales	2,027	2,362	6,639	7,565
Average net sales per case - Alcohol Brands	$14.07	$13.98	$14.06	$13.97

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” for additional information related to net sales.

Liquidity and Capital Resources

Cash and cash equivalents. At September 30, 2026, we had $2.15 billion in cash and cash equivalents, $1.56 billion in short-term investments, and $927.0 million in long-term investments, including commercial paper, municipal securities, U.S. government agency securities, U.S. treasuries and corporate bonds. We maintain our investments for cash management purposes and not for purposes of speculation. Our risk management policies emphasize credit quality (primarily based on short-term ratings by nationally recognized statistical rating organizations) in selecting and maintaining our investments. We regularly assess the market risk of our investments and believe our current policies and investment practices adequately limit those risks. However, certain of these investments are subject to general credit, liquidity, market and interest rate risks. These market risks associated with our investment portfolio may have an adverse effect on our future results of operations, liquidity and financial condition.

Of our $2.15 billion of cash and cash equivalents held at September 30, 2026, $1.06 billion was held by our foreign subsidiaries. No short-term or long-term investments were held by our foreign subsidiaries at September 30, 2026.

Long-term debt. In May 2024, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders (the “Original Credit Agreement”), which provided for senior unsecured credit facilities in an aggregate principal amount of $1.50 billion (collectively, the “Credit Facilities”). The Credit Facilities previously consisted of a $750.0 million term loan (the “Term Loan”) and up to $750.0 million in multicurrency revolving loan commitments (the “Revolving Credit Facility”). The Term Loan was repaid in April 2025 with no additional borrowings permitted. In addition, pursuant to Amendment No. 1 to the Original Credit Agreement, dated as of October 17, 2025, among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders (the “Amended Credit Agreement”), the Company’s aggregate borrowing capacity under the Revolving Credit Facility has been reduced to $500.0 million. Borrowings under the Revolving Credit Facility bear interest at a variable rate per annum equal to the applicable rate plus margin (as defined in the Amended Credit Agreement). Borrowings may be repaid at any time during the term of the Revolving Credit Facility and may be reborrowed prior to the maturity date, which is set to occur in May 2029. As of September 30, 2026, no borrowings were outstanding under the Credit Facilities, and the Company was in compliance with all covenants under the Amended Credit Agreement. As of November 4, 2026, the Revolving Credit Facility had remaining availability of $500.0 million.

We believe that cash available from operations, including our cash resources and access to credit, will be sufficient for our working capital needs, including purchase commitments for raw materials and inventory, increases in accounts receivable, payments of tax liabilities, expansion and development requirements, purchases of capital assets, purchases of equipment, purchases of real property and purchases of shares of our common stock, through at least the next 12 months. Based on our current plans, we estimate that capital expenditures (exclusive of common stock repurchases) are likely to be less than $250.0 million through September 30, 2027. However, future business opportunities may cause a change in this estimate.

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

The following summarizes our cash flows for the nine-months ended September 30, 2026 and 2025 (in thousands):

Net cash provided by (used in):

	2026	2025
Operating activities	$1,670,835	$1,718,762
Investing activities	$(1,430,658)	$(719,248)
Financing activities	$(146,915)	$(312,601)

Cash flows provided by operating activities. Cash provided by operating activities was $1.67 billion for the nine-months ended September 30, 2026, as compared with cash provided by operating activities of $1.72 billion for the nine-months ended September 30, 2025.

For the nine-months ended September 30, 2026, cash provided by operating activities was primarily attributable to net income earned of $1.72 billion and adjustments for certain non-cash expenses, consisting primarily of $102.9 million of depreciation and amortization and non-cash lease expense and $94.3 million of stock-based compensation. For the nine-months ended September 30, 2026, cash provided by operating activities also increased due to a $142.1 million increase in accrued promotional allowances, a $108.8 million increase in accounts payable, and a $58.4 million increase in income taxes payable. For the nine-months ended September 30, 2026, cash used in operating activities was primarily attributable to a $362.0 million increase in accounts receivable, a $126.7 million increase in inventories, and an $87.5 million increase in prepaid expenses and other assets.

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

Cash flows used in investing activities. Cash used in investing activities was $1.43 billion for the nine-months ended September 30, 2026, as compared to cash used in investing activities of $719.2 million for the nine-months ended September 30, 2025.

For the nine-months ended September 30, 2026 and 2025, cash used in investing activities was primarily attributable to purchases of available-for-sale investments. To a lesser extent, for both the nine-months ended September 30, 2026 and 2025, cash used in investing activities also included the acquisitions of fixed assets consisting of vans and promotional vehicles, coolers and other equipment to support our marketing and promotional activities, production equipment, furniture and fixtures, office and computer equipment, equipment used for sales and administrative activities, certain leasehold improvements, as well as construction of and/or improvements to real property. For the nine-months ended September 30, 2026 and 2025, cash provided by investing activities was primarily attributable to sales and maturities of available-for-sale investments. We expect to continue to use a portion of our cash in excess of our requirements for operations to purchase short-term and long-term investments, leasehold improvements, and capital equipment (specifically, vans, trucks and promotional vehicles, coolers, other promotional equipment, merchandise displays, warehousing racks as well as items of production equipment required to produce certain of our existing and/or new products) to develop our brand in international markets and for other corporate purposes. From time to time, we may also use cash to purchase additional real property related to our beverage business and/or acquire compatible businesses.

Cash flows used in financing activities. Cash used in financing activities was $146.9 million for the nine-months ended September 30, 2026, as compared to cash used in financing activities of $312.6 million for the nine-months ended September 30, 2025. The cash used in financing activities for the nine-months ended September 30, 2026 was primarily attributable to repurchases of our common stock. The cash used in financing activities for the nine-months ended September 30, 2025 was primarily due to repayments on the Credit Facilities and, to a lesser extent, repurchases of our common stock. The cash provided by financing activities for both the nine-months ended September 30, 2026 and 2025 was primarily attributable to the issuance of our common stock under our stock-based compensation plans.

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of September 30, 2026:

	Payments due by period (in thousands)
		Less than	1‑3	3‑5	More than
Obligations	Total	1 year	years	years	5 years
Contractual Obligations[1]	$738,017	$402,553	$279,447	$55,795	$222
Finance Leases	4,105	2,999	865	241	—
Operating Leases	85,957	21,447	36,784	22,592	5,134
Purchase Commitments[2]	185,994	120,728	61,233	4,033	—
	$1,014,073	$547,727	$378,329	$82,661	$5,356

1Contractual obligations include our obligations related to sponsorships and other commitments.

2Purchase commitments include obligations made by us and our subsidiaries to various suppliers for raw materials used in the production of our products. These obligations vary in terms but are generally satisfied within one year.

In addition, approximately $3.6 million of unrecognized tax benefits have been recorded as liabilities as of September 30, 2026. As of September 30, 2026, we had $1.1 million of accrued interest and penalties related to unrecognized tax benefits.

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

Inflation

We believe inflation did not have a significant impact on our results of operations for the three- and nine-months ended September 30, 2026.

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

Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside our control and involve a number of risks, uncertainties and other factors, that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

●	our ability to sustain and/or surpass the current level of sales of our products, to adapt to changing consumer preferences, and to effectively respond to competitive products and pricing pressures;
●	our ability to implement our growth strategy, including expanding our business in existing and new sectors and achieving profitability within our Alcohol Brands segment;
●	our ability to adapt to the changing retail landscape with the rapid growth in e-commerce retailers and e-commerce websites;
●	our ability to absorb, reduce or pass on to our bottlers/distributors increases in costs and expenses, including, but not limited to, increases to the cost of aluminum and other raw materials, the Midwest Premium, and freight and fuel costs;
●	the impact of the current U.S. presidential administration’s policies on our energy drinks due to concerns about sugar-sweetened beverages, particular ingredients, such as food dyes, and the “generally recognized as safe” (GRAS) process;
●	the impact of proposed or adopted domestic and/or foreign legislation, regulations and/or regulatory actions to limit or restrict the sale, labeling or marketing of energy drinks (including the prohibition of the sale of energy drinks to certain demographics, at certain establishments, in certain container sizes or pursuant to certain governmental programs, such as the Supplemental Nutrition Assistance Program (SNAP), and restrictions on the use of the term “energy drink” or similar descriptions on product labels) and any related litigation;
●	the impact of changes in U.S. trade policies, including the imposition of additional tariffs;
●	the impact of adverse changes in our costs, supply chain, inflation, exchange rates, or consumer demand for our products;

●	the imposition of new and/or increased excise, sales and/or other taxes on our products;
●	our extensive commercial arrangements with The Coca-Cola Company (TCCC) and, as a result, our future performance’s substantial dependence on the success of our relationship with TCCC;
●	the effects of unilateral decisions by bottlers/distributors and/or retailers on our business, including their distribution and placement of our products, their consolidation, their discontinuation, or restriction of the range of, all or any of our products that they carry, their limitations on the sale or sizes of our products and/or their allocation of less resources to the sale of our products;
●	changes in the price and/or availability of raw materials and other supply chain issues, such as the availability of products, suitable production facilities and/or co-packing arrangements;
●	possible recalls of our products and/or the consequences and costs of defective production;
●	disruption to our manufacturing facilities and operations related to climate, labor, production difficulties, capacity limitations, regulations or other causes;
●	disruption to and/or lack of effectiveness of our information technology systems, including internal and external cybersecurity threats and breaches;
●	adverse publicity surrounding obesity, alcohol consumption and other health concerns related to our products, product safety and quality;
●	liabilities resulting from legal or regulatory proceedings, government investigations, and/or injunctions;
●	the inherent operational risks, including the abuse or misuse of our products, presented by the alcoholic beverage industry and/or related claims that may not be adequately covered by insurance or may lead to litigation;
●	the current uncertainty and volatility in the national and global economy and changes in demand due to such economic conditions, including a slowdown in consumer spending generally;
●	expropriation, nationalization or other government takeover of our or our bottlers’/distributors’ operations or assets, government limitations on foreign ownership, and restrictions on our ability to repatriate or recover our assets or funds; and
●	the impact of military and geopolitical conflicts, including supply chain disruptions, volatility in commodity prices, increased economic uncertainty and escalating geopolitical tensions, and changes in the political landscape, including as a result of elections, that could lead to shifts in government policy, legislation or regulation affecting our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks during the three- and nine-months ended September 30, 2026 compared with the disclosures in Part II, Item 7A of our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and (2) accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting – There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 19, 2024, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to an additional $500.0 million of the Company’s outstanding common stock (the “August 2024 Repurchase Plan”). During the three-months ended September 30, 2026, the Company purchased approximately 2.3 million shares of its common stock at an average purchase price of $43.87 per share, for a total amount of approximately $100.0 million under the August 2024 Repurchase Plan. As of November 4, 2026, approximately $300.0 million remained available for repurchase under the August 2024 Repurchase Plan.

On May 14, 2026, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to an additional $500.0 million of the Company’s outstanding common stock (the “May 2026 Repurchase Plan”). During the three-months ended September 30, 2026, no shares were repurchased under the May 2026 Repurchase Plan. As of November 4, 2026, approximately $500.0 million remained available for repurchase under the May 2026 Repurchase Plan.

The aggregate amount of the Company’s outstanding common stock that remains available for repurchase under all previously authorized repurchase plans is approximately $800.0 million as of November 4, 2026.

During the three-months ended September 30, 2026, 8,760 shares of common stock were purchased from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $0.4 million. While such purchases are considered common stock repurchases, they are not counted as purchases against the Company’s authorized share repurchase programs. Such shares are included in common stock in treasury in the accompanying condensed consolidated balance sheet at September 30, 2026.

The following tabular summary reflects the Company’s repurchase activity during the quarter ended September 30, 2026.

				Maximum Number (or
				Approximate Dollar
			Total Number of	Value) of Shares that
			Shares Purchased	May Yet Be Purchased
	Total Number		as Part of Publicly	Under the Plans or
	of Shares	Average Price	Announced Plans	Programs
Period	Purchased[1]	per Share	or Programs[2]	(In thousands)
Jul 1 – Jul 31, 2026	—	$—	—	$900,000
Aug 1 – Aug 31, 2026	—	$—	—	$900,000
Sep 1 – Sep 30, 2026	2,288,942	$43.87	2,280,182	$799,966
Total	2,288,942	$43.87	2,280,182	$799,966

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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

During the three-months ended September 30, 2026, none of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

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

101*

The following financial information from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Income for the three- and nine-months ended September 30, 2026 and 2025, (iii) Condensed Consolidated Statements of Comprehensive Income for the three- and nine-months ended September 30, 2026 and 2025, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three- and nine-months ended September 30, 2026 and 2025, (v) Condensed Consolidated Statements of Cash Flows for the nine-months ended September 30, 2026 and 2025, and (vi) the Notes to Condensed Consolidated Financial Statements.

104*

The cover page from Monster Beverage Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER BEVERAGE CORPORATION
Registrant

Date: November 5, 2026	/s/ HILTON H. SCHLOSBERG
Hilton H. Schlosberg
Vice Chairman of the Board of Directors
and Chief Executive Officer

Date: November 5, 2026	/s/ THOMAS J. KELLY
Thomas J. Kelly
Chief Financial Officer